Form 10-Q
period 2010-09-30
AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT INC
filed 2010-11-15
CIK 1474464

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission file number: 333-145949

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.
(Exact name of registrant as specified in its charter)

Maryland	71-1036989
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

405 Park Ave. New York, NY	10022
(Address of principal executive offices)	(Zip Code)

(212) 415-6500
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant submitted electronically and posted on its corporate Web Site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer☐		Accelerated filer ☐
Non-accelerated filer ☒	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes ☒ No

The number of outstanding shares of the registrant’s common stock on November 10, 2010 was 29,000 shares.

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.

PART I - Financial Information
Item 1. Financial Statements
AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Real estate investments, at cost:
Land	$11,243,000	$—
Buildings, fixtures and improvements	20,674,829	—
Acquired intangible lease assets	1,426,310	—
Total real estate investments, at cost	33,344,138	—
Less accumulated depreciation and amortization	(284,187)	—
Total real estate investments, net	33,059,952	—

Cash and cash equivalents	531,027	298
Restricted cash	907,976	—
Prepaid expenses and other assets	376,149	—
Deferred offering costs	—	953,617
Total assets	$34,875,104	$953,915

LIABILITIES AND STOCKHOLDERS’ EQUITY

Short-term bridge equity	$5,933,334	$—
Mortgage notes payable	14,154,796	—
Below-market lease liabilities, net	554,366	—
Accounts payable and accrued expenses	3,031,198	721,294
Due to affiliates	141,001	33,120
Deferred rent and other liabilities	154,024	—
Distributions payable	112,437	—
Total liabilities	24,081,156	754,414

Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Convertible preferred stock, $0.01 par value, 5,550,000 shares authorized, 1,966,376 and none outstanding at September 30, 2010 and December 31, 2009, respectively; liquidation preference $9.00	19,664	—
Common stock, $0.01 par value; 240,000,000 shares authorized, 29,000 and 20,000 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	290	200
Additional paid-in capital	11,376,895	199,800
Accumulated deficit	(602,901)	(499)
Total stockholders’ equity	10,793,948	199,501
Total liabilities and stockholders’ equity	$34,875,104	$953,915

The accompanying notes are an integral part of these financial statements.

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited)

	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010
Revenues:
Rental income	$885,492	$980,124
Operating expense reimbursement	145,219	146,785
Total revenues	1,030,711	1,126,909

Operating expenses:
Acquisition and transaction related	39,882	107,844
Third party property management fees	18,507	19,472
Asset management fee to affiliate	—	—
General and administrative	385,670	407,519
Depreciation and amortization	284,187	284,187
Total operating expenses	728,246	819,022
Operating income	302,465	307,887

Other income (expense):
Interest expense	(395,913)	(463,872)
Interest income	372	490
Total other expenses	(395,541)	(463,382)
Net loss	$(93,076)	$(155,495)

The accompanying notes are an integral part of these financial statements.

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.
CONSOLIDATED STATEMENT OF EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2010
 (Unaudited)

	Convertible Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance December 31, 2009	—	$—	20,000	$200	$199,800	$(499)	$199,501

Common stock offering costs, commissions and dealer manager fees	—	—	—	—	(2,797,196)	—	(2,797,196)

Issuance of convertible preferred stock	1,966,376	19,664	—	—	16,934,145	—	16,953,809

Convertible preferred stock offering costs, commissions and dealer manager fees	—	—	—	—	(2,960,214)	—	(2,960,214)

Share based compensation	—	—	9,000	90	360	—	450

Distributions declared	—	—	—	—	—	(446,907)	(446,907)

Net loss	—	—	—	—	—	(155,495)	(155,495)

Balance September 30, 2010	1,966,376	$19,664	29,000	$290	$11,376,895	$(602,901)	$10,793,948

The accompanying notes are an integral part of this financial statement.

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

Nine Months Ended September 30,2010
Cash flows from operating activities:
Net loss	$(155,495)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	222,385
Amortization of intangibles	61,802
Amortization of restricted share grants	450
Accretion of below-market lease liability	(33,816)
Changes in assets and liabilities:
Prepaid expenses and other assets	(376,149)
Accounts payable and accrued expenses, net of deferred offering costs	547,301
Deferred rent and other liabilities	154,024
Net cash provided by operating activities	420,502

Cash flows from investing activities:
Investment in real estate and other assets	(18,534,890)
Net cash used in investing activities	(18,534,890)

Cash flows from financing activities:
Proceeds on short-term bridge funds	8,900,000
Payments on short-term bridge funds	(2,966,666)
Payments of mortgage note payable	(66,270)
Proceeds from affiliate for acquisition	753,835
Payments to affiliates for acquisition	(736,604)
Proceeds from issuances of convertible preferred stock, net	14,569,444
Convertible preferred stock distributions paid	(334,469)
Common stock offering costs	(566,177)
Restricted cash	(907,976)
Net cash provided by financing activities	18,645,117

Net increase in cash	530,729
Cash, beginning of period	298
Cash, end of period	$531,027
Supplemental Disclosures of Investing and Financing Activities:
Mortgage note payable assumed	$14,221,066
Cash paid for interest	$419,372

The accompanying notes are an integral part of this financial statement.

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

Note 1 — Organization and Proposed Business Operations

American Realty Capital New York Recovery REIT, Inc. (the “Company”), incorporated on October 6, 2009, is a newly formed Maryland corporation that intends to qualify as a real estate investment trust (“REIT”) for federal income tax purposes for the taxable year ending December 31, 2010. On September 2, 2010, the Company commenced its initial public offering (the “IPO”) on a “best efforts” basis of up to 150,000,000 shares of common stock (exclusive of 25,000,000 shares available pursuant to the Company’s dividend reinvestment plan) at a price of $10.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form S-11 (File No. 333-163069) (the “Registration Statement”) filed with the U.S.Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended (the “Securities Act”). The Company sold 20,000 shares to New York Recovery Special Limited Partnership, LLC, an entity wholly owned by American Realty Capital III, LLC (the “Sponsor”) on October 16, 2009, at $10.00 per share. In addition, the Company sold 1,966,376 shares of convertible preferred stock (the “Preferred Shares”) for gross proceeds of $16,953,809 in a private placement pursuant to Rule 506 of Regulation D of the Securities Act (the “Preferred Offering”).

The Company was formed to acquire high quality, income-producing commercial real estate in the New York metropolitan area, and, in particular, properties located in New York City with a focus on office and retail properties. All such properties may be acquired and operated by the Company alone or jointly with another party. The Company may also originate or acquire first mortgage loans secured by real estate. New York Recovery Advisors, LLC (the “Advisor”), is the Company’s affiliated advisor.

Substantially all of the Company’s business is conducted through New York Recovery Operating Partnership, L.P. (the “OP”), a Delaware limited partnership. The Company is the sole general partner and holder of 99.9% of the units of the OP. Our Advisor expects to make a capital contribution to the OP in the amount of $2,000 in exchange for 200 limited partner units of the OP. The 200 limited partner units that will be issued to the Advisor may be exchanged for the cash value of a corresponding number of shares of common stock or, at the Company’s option, a corresponding number of shares of common stock. The remaining rights of the limited partner interests are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP’s assets.

The Company is managed by the Advisor and New York Recovery Properties, LLC, an entity wholly owned by the Sponsor, which serves as the Company’s property manager (the “Property Manager”) unless services are performed by a third party for specific properties. Realty Capital Securities, LLC (the “Dealer Manager”), an affiliate of the Sponsor, serves as the dealer manager of the Company’s IPO. These related parties receive compensation and fees for services related to the IPO and for the investment and management of the Company’s assets. These entities receive fees during the offering, acquisition, operational and liquidation stages (see Note 10 – Related Party Transactions and Arrangements).

Note 2 — Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2 to the financial statements for the year ended December 31, 2009. There have been no significant changes to these policies during 2010.

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

Note 3 — Real Estate Investments

On June 22, 2010, the Company acquired an office building located at 306 East 61st Street in Manhattan. The building caters to tenants in the interior design industry, including art and antique galleries, as well as furniture and lighting stores, and is named the Interior Design Building.

This acquisition consists of a single fee-simple property. The purchase price for the property was $32,755,956. The building has 65,100 square feet on seven floors and is 100% leased to 18 tenants. Annual rental rates range from approximately $24 to $100 per square foot with a weighted average annual rental rate of $49.57 per square foot. No lease comprises more than 15.4% of the total leasable space. Lease maturities range from one year to seven years. Property management services for this property are provided by a third party.

The property acquisition was funded with (a) an existing mortgage note of $14,221,066, (b) net proceeds from the Preferred Offering of $8,200,000, (c) $8,900,000 in proceeds from two bridge loans made by two unaffiliated third party investors, and (d) $1,500,000 in proceeds from a short-term advance from the Sponsor. The borrowings from the Sponsor are interest-free and do not include fees typically charged for such short-term borrowings. The Company repaid the advance to the Sponsor in full subsequent to June 30, 2010.

The following table presents the allocation of the assets acquired during the three and nine months ended September 30, 2010. No acquisitions were completed in prior periods:

Three and Nine Months Ended September 30, 2010
Real estate investments, at cost:
Land	$11,243,000
Buildings, fixtures and improvements	20,674,828
31,917,828
Acquired intangibles:
In-place leases	1,426,310
Below-market lease liabilities	(588,182)
838,128
Total assets acquired	32,755,956
Mortgage note payable assumed	(14,221,066)
Cash paid for acquired real estate investments	$18,534,890
Number of properties purchased during the nine month period	1

On October 1, 2010, the Company entered into a purchase and sale agreement to acquire a portfolio of five retail condominiums (the “Portfolio”) located on Bleecker Street in the Greenwich Village neighborhood of Manhattan.  The Portfolio is 100% leased to a roster of high-end fashion tenants, including Marc Jacobs, Michael Kors, Burberry, Mulberry and A.P.C.  The five leases have maturities ranging from 2016 to 2022 and all have 3% annual rent escalations.

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

Note 3 — Real Estate Investments (continued)

The purchase price for the Portfolio is approximately $34,000,000, exclusive of closing costs.  The closing of the acquisition is expected to occur on or before December 1, 2010. The Company expects to fund the acquisition of the Portfolio with proceeds from its IPO or a portion of the purchase price may be financed by short-term preferred bridge equity or long-term debt. There is no guarantee that the Company will be able to obtain financing on terms that it believes are favorable or at all.

Note 4 — Short-Term Bridge Equity Funds

As part of the acquisition of the Interior Design Building (see Note 3 — Real Estate Investments) the Company entered into short-term bridge loan agreements totaling $8,900,000 with two unaffiliated third party investors. The bridge loans each have an annual interest rate of 9.0%, are payable in six monthly installments, maturing on January 1, 2011. The repayment of such bridge loans require a 1% fee based on the original loan proceeds payable upon the maturities of the respective loans and are prepayable at any time. As of September 30, 2010, $5,933,334 of short-term bridge equity funds were outstanding. Subsequent to September 30, 2010, the terms of the bridge loans were modified to pay interest only on a monthly basis and repay the remaining principal balance due upon maturity.

Note 5 — Mortgage Note Payable

As part of the acquisition of the Interior Design Building (see Note 3 — Real Estate Investments) the Company assumed an existing first mortgage originated by Deutsche Banc Mortgage Capital, LLC, with a 6.20% annualized interest rate. The loan is a ten-year note that matures on November 1, 2012. The principal is amortized on a 30-year amortization schedule, with the balance due on maturity. The loan is guaranteed by certain officers of the Company and the Company has entered into an agreement with these officers pursuant to which the Company has agreed to be responsible for any amounts required to be paid by them under the guaranty. As of September 30, 2010, $14,154,796 was outstanding on the mortgage note payable. Contractual principal repayments due are $69,752 for the remainder of 2010, $287,755 for 2011 and $13,797,289 for 2012.

Note 6 — Fair Value of Financial Instruments

The Company is required to disclose the fair value of financial instruments for which it is practicable to estimate the value. The fair value of short-term financial instruments such as cash and cash equivalents, restricted cash, other receivables, due to affiliates, short-term bridge equity, accounts payable, and accrued expenses and distributions payable approximates their carrying value on the consolidated balance sheet due to their short-term nature. The mortgage note payable bears interest at a fixed rate. The fair value was estimated by calculating the present value at current market interest rates. As of September 30, 2010, the fair value of the mortgage note payable is approximately $14,500,000.

Note 7 — Convertible Preferred Stock

In December 2009, the Company commenced its Preferred Offering to qualified investors under Rule 506 of Regulation D of the Securities Act of 1933. The Company sold 1,966,376 Preferred Sharesfor gross proceeds of $16,953,809. Upon the commencement of the Company’s IPO the Preferred Offering was terminated.

The Preferred Shares have a liquidation preference of $9.00 per Preferred Share regardless of the purchase price paid. From the date of the closing at which an investor is issued Preferred Shares, the Company will pay cumulative dividends on the Preferred Shares monthly in arrears at the annualized rate of 8.00% on the liquidation preference (resulting in a dividend rate of 8.23% of the purchase price if the purchase price is $8.75 and a dividend rate of 8.47% of the purchase price if the purchase price is $8.50).

The Preferred Shares rank senior to all other shares of the Company’s capital stock, including its common stock, with respect to dividends and payments and distribution of assets upon liquidation. The holders of the Preferred Shares may elect to convert them, in whole or in part, into shares of common stock on a one-for-one basis at any time after the one year anniversary of the final closing date of the Preferred Offering (the “Final Closing”). The Preferred Shares are redeemable and the holder may be required to convert the Preferred Shares into common stock under certain circumstances.

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

Note 7 — Convertible Preferred Stock – (continued)

Conversion Rights. The Preferred Shares will be convertible in whole or in part into shares of common stock at any time and from time to time after the first anniversary of the Final Closing, at the option of the holder, on a one-for-one basis (as adjusted for any stock split, stock combination, reverse stock split, reclassification or similar transaction).

Redemption or Conversion at the Option of the Company. At the option of the Company, any time after the one year anniversary of the Final Closing, (i) the Preferred Shares are redeemable, in whole or in part, for cash at a redemption price equal to the purchase price paid by a holder plus accrued and unpaid dividends to and including the date of redemption, and/or (ii) the Company can require that the Preferred Shares be converted, in whole or in part, into common stock on a one-for-one basis (and will pay the holder an amount equal to any accrued and unpaid dividends to and including the date of conversion on the Preferred Shares converted).

If the Company calls the Preferred Shares for redemption for cash and the Company’s Registration Statement is effective, the holders will have the option to convert the Preferred Shares into common stock at any time prior to the redemption date.

Mandatory Redemption. On the third anniversary of the date of the Final Closing, the Company, at its option, either shall redeem all the Preferred Shares for cash or convert all the Preferred Shares into shares of common stock at the redemption price or conversion price set forth in the paragraph above entitled “Redemption or Conversion at the Option of the Company.”

Because the terms of the Preferred Shares allow the Company to either convert the shares to common stock at a fixed rate or redeem the shares for cash, also at a fixed amount, and the holder of the Preferred Shares only has the right to convert the Preferred Shares to common stock at a fixed redemption rate and does not, except in the case of death or disability of the holder, have the right to redeem the stock for cash, the Preferred Shares are included as a separate component of equity in the Company’s balance sheet. The Company’s obligation to redeem any of the Preferred Shares is limited to the extent that the Company has sufficient funds available as determined by the Company’s board of directors.

Note 8 — Common Stock

On September 2, 2010, the Company’s IPO became effective. As of September 30, 2010, proceeds from IPO will be retained in escrow until certain volume requirements are met.

On September 22, 2010, the , the Company’s board of directors declared a distribution rate equal to a 6.05% annualized rate based on the common share price of $10.00, commencing December 1, 2010.  The distributions will be payable by the 5th day following each month end to stockholders of record at the close of business each day during the prior month.  The dividend will be calculated based on stockholders of record each day during the applicable period at a per share rate of $0.00165753424 per day.

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

Note 9— Commitments and Contingencies

Litigation

In the ordinary course of business, the Company may become subject to litigation or claims. There are no material legal proceedings pending or known to be contemplated against the Company.

Environmental Matters

In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. The Company has not been notified by any governmental authority of any non-compliance, liability or other claim, and the Company is not aware of any other environmental condition that it believes will have a material adverse effect on the consolidated results of operations.

Note 10 — Related Party Transactions and Arrangements

The Company’s advisor, New York Recovery Advisors, LLC and its affiliates receive compensation and reimbursement for services provided in connection with the Company’s IPO and Preferred Offering as well as the investment and management of the Company’s assets. All of the Company’s outstanding common stock was owned by the Sponsor as of September 30, 2010, with the exception of 9,000 shares of unvested restricted stock which is owned by the independent members of the Company’s board of directors.

At September 30, 2010, the Company had a payable to affiliates of $141,001 which represents cash advances used for acquisition of real estate investments and offering costs paid on behalf of the Company.

Fees Paid in Connection with the Preferred Offering and the IPO

Realty Capital Securities, LLC, the Dealer Manager and affiliate of the Company and the Sponsor, received fees and compensation in connection with the sale of the Company’s Preferred Shares (see Note 7 — Convertible Preferred Stock). The Dealer Manager received a selling commission of up to 7.0% of gross offering proceeds before reallowance of commissions earned by participating broker-dealers. In addition, the Dealer Manager received up to 3.0% of the gross proceeds from the sale of Preferred Shares, before reallowance to participating broker-dealers, as a dealer-manager fee. The Dealer Manager  reallowed its dealer-manager fee to such participating broker-dealers, based on such factors as the volume of shares sold by such participating broker-dealers and marketing support incurred as compared to those of other participating broker-dealers. The Advisor received 1.5% of the gross proceeds of the Preferred Offering as reimbursement  for expenses incurred on behalf of the Company in connection with the Preferred Offering.

In the event that the Company breaks escrow in connection with its IPO, the Dealer Manager will receive a selling commission of up to 7% of the gross offering proceeds before reallowance of commissions earned by participating broker-dealers.  In addition, the Dealer Manger will receive a fee of up to 3.0% of the gross proceeds, before reallowance to participating broker-dealers, as a dealer manager fee.   The Dealer Manager, in its sole discretion, may reallow all or a portion of its dealer-manager fee to such participating broker-dealers, based on such factors as the volume of shares sold by such participating broker-dealers and marketing support incurred as compared to those of other participating broker-dealers. The Advisor will be eligble to receive up to 1.5% of the gross proceeds as reimbursement for expenses incurred on behalf of the Company in connection with the IPO.

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

Note 10 — Related Party Transactions and Arrangements (continued)

The following table details the results of the above activities:

	Three Months Ended	Nine Months Ended
	September 30, 2010
Total commissions paid to Dealer Manager	$478,138	$1,743,025
Less:
Commissions to participating broker dealers	(362,114)	(977,109)
Reallowance to participating broker dealers	(30,570)	(112,591)
Net to Dealer Manager(1)	$85,454	$653,325
Fees and expense reimbursements paid to Advisor	$93,570	$253,555

(1)	The Dealer Manager is responsible for commission payments due to their employees as well as its general overhead and various selling related expenses.

Fees Paid in Connection With the Operations of the Company

The Advisor receives an acquisition fee of 1.0% of the contract purchase price of each acquired property and is reimbursed for acquisition costs incurred in the process of acquiring properties in an amount not to exceed 0.5% of the contract purchase price. In no event will the total of all acquisition and advisory fees and acquisition expenses payable with respect to a particular investment exceed 4.5% of the contract purchase price.

The Company will pay the Advisor an annual fee equal to 0.75% of the contract purchase price of each property plus costs and expenses incurred by the Advisor in providing asset management services, payable semiannually, in advance, based on assets held by the Company on the measurement date, adjusted for appropriate closing dates for individual property acquisitions.

Unless the Company contracts with a third party, the Company will pay to an affiliate of the Advisor a property management fee of 4% of gross revenues from the Company’s multi-tenant properties. The Company will also reimburse the affiliate for property level expenses.  The Advisor or an affiliate may subcontract the performance of its property management and leasing services duties to third parties and pay all or a portion of its 4.0% property management fee to the third parties with whom it contracts for these services. If the Company contracts directly with third parties for such services, the Company will pay them customary market fees and will pay the property manager, an oversight fee equal to 1.0% of the gross revenues of the property managed. Such oversight fee will reduce the asset management fee payable to the Company’s Advisor by the amount of the oversight fee.  Accordingly, the asset management fee, together with the oversight fee, will not exceed the total asset management fee, which is 0.75% of the cost of the Company’s assets.

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

Note 10 — Related Party Transactions and Arrangements (continued)

The Company will reimburse the Advisor’s costs of providing administrative services, subject to the limitation that it will not reimburse the Advisor for any amount by which its operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of (a) 2% of average invested assets, or (b) 25% of net income other than any additions to reserves for depreciation, bad debt or other similar noncash reserves and excluding any gain from the sale of assets for that period.  Additionally, the Company will not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives acquisition fees or real estate commissions. No such fees were paid for the three and nine months ended September 30, 2009 and 2010.

If the Company’s Advisor provides services in connection with the origination or refinancing of any debt that the Company obtains, and uses to acquire properties or to make other permitted investments, or that is assumed, directly or indirectly, in connection with the acquisition of properties, the Company will pay the Advisor a financing coordination fee equal to 0.75% of the amount available and/or outstanding under such financing, subject to certain limitations.

The following table details amounts paid and reimbursed to affiliates in connection with the operations related services described above (amounts in thousands):

	Three Months Ended September 30, 2010		Nine Months Ended September 30, 2010
	Paid	Forgiven	Paid	Forgiven
One-time fees:
Acquisition fees and related cost reimbursements	$—	$—	$490,000	$—
Financing coordination fees	—	—	106,657	—
Ongoing fees:
Asset management fees	—	63,166	—	69,346
Property management and leasing fees	—	8,070	—	8,962
Total related party operation fees and reimbursements	$—	$71,236	$596,657	$78,308

Fees Paid in Connection With the Liquidation or Listing of the Company’s Real Estate Assets

The Company will pay a brokerage commission paid on the sale of property, not to exceed the lesser of 2% and one-half of the total brokerage commission paid if a third party broker is also involved; provided, however, that in no event may the real estate commissions paid to the Advisor, its affiliates and unaffiliated third parties exceed the lesser of 6% of the contract sales price and a reasonable, customary and competitive real estate commission, in each case, payable to the Advisor if the Advisor or its affiliates, as determined by a majority of the independent directors, provided a substantial amount of services in connection with the sale. No such fees were incurred or paid for the three and nine months ended September 30, 2010.

The Company will pay a subordinated participation in the net sales proceeds of the sale of real estate assets of 15% of remaining net sale proceeds after return of capital contributions plus payment to investors of a 6% cumulative, non-compounded return on the capital contributed by investors.  The Company can not assure that it will provide this 6% return but the Advisor will not be entitled to the subordinated participation in net sale proceeds unless the Company’s investors have received a 6% cumulative non-compounded return on their capital contributions. No such fees were incurred or paid for the three and nine months ended September 30, 2010.

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

Note 10 — Related Party Transactions and Arrangements (continued)

 The Company will pay a subordinated incentive listing fee of 15% of the amount by which the adjusted market value of real estate assets plus distributions exceeds the aggregate capital contributed by investors plus an amount equal to an 6% cumulative, non-compounded annual return to investors.  The Company can not assure that it will provide this 6% return but the Advisor will not be entitled to the subordinated incentive listing fee unless our investors have received a 6% cumulative non-compounded return on their capital contributions. No such fees were incurred or paid for the three and nine months ended September 30, 2010.

Note 11 — Economic Dependency

Under various agreements, the Company has engaged or will engage the Advisor and its affiliates to provide certain services that are essential to the Company, including asset management services, supervision of the management and leasing of properties owned by the Company, asset acquisition and disposition decisions, the sale of shares of the Company’s common stock available for issue, as well as other administrative responsibilities for the Company including accounting services and investor relations.

As a result of these relationships, the Company is dependent upon the Advisor and its affiliates. In the event that these companies were unable to provide the Company with the respective services, the Company would be required to find alternative providers of these services.

Note 12 — Share-Based Compensation

Stock Option Plan

The Company has a stock option plan (the “Plan”) which authorizes the grant of nonqualified stock options to the Company’s independent directors, subject to the absolute discretion of the board of directors and the applicable limitations of the Plan. The exercise price for all stock options granted under the Plan will be fixed at $10.00 per share until the termination of the IPO, and thereafter the exercise price for stock options granted to the independent directors will be equal to the fair market value of a share on the last business day preceding the annual meeting of stockholders. A total of 500,000 shares have been authorized and reserved for issuance under the Plan. As of  September 30, 2010, no shares were issued under the Plan.

Restricted Share Plan

On September 22, 2010, the Board of Directors adopted an employee and director incentive restricted share plan (the “RSP”). The RSP provides for the automatic grant of 3,000 restricted shares of common stock to each of the independent directors, without any further action by the Company’s board of directors or the stockholders, on the date of each annual stockholder’s meeting. Restricted stock issued to independent directors will vest over a five-year period following the first anniversary of the date of grant in increments of 20% per annum. The RSP provides the Company with the ability to grant awards of restricted shares to the Company’s directors, officers and employees (if the Company ever has employees), employees of the Advisor and its affiliates, employees of entities that provide services to the Company, directors of the Advisor or of entities that provide services to the Company, certain of our consultants and certain consultants to the Advisor and its affiliates or to entities that provide services to us. The total number of common shares reserved for issuance under the RSP is equal to 5.0% of our authorized shares.

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

Note 12 — Share-Based Compensation (continued)

Restricted share awards entitle the recipient to receive common shares from the Company under terms that provide for vesting over a specified period of time or upon attainment of pre-established performance objectives. Such awards would typically be forfeited with respect to the unvested shares upon the termination of the recipient’s employment or other relationship with the Company. Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of restricted shares may receive cash distributions prior to the time that the restrictions on the restricted shares have lapsed. Any distributions payable in common shares shall be subject to the same restrictions as the underlying restricted shares. As of September 30, 2010, 9,000 shares had been issued to independent directors under the RSP at a fair value of $10.00 per share. The fair value of the shares will be expensed over the vesting period of five years. For the three and nine months ended September 30, 2010, expense of $450 was recorded.

Note 13 — Pro Forma Consolidated Statement of Operations

The following unaudited pro forma Consolidated Statements of Operations for the nine months ended September 30, 2010 are presented as if the Company had acquired 306 East 61st Street, New York, NY as of January 1, 2010. These financial statements should be read in conjunction with the Company’s historical financial statements and notes thereto. The pro forma Consolidated Statements of Operations are unaudited and are not necessarily indicative of what the actual results of operations would have been had the Company acquired the property as of January 1, 2010, nor does it purport to present the future results of operations of the Company.

	American Realty Capital New York Recovery REIT, Inc.(a)	306 East 61st Street(b)	Pro Forma Adjustments		Pro Forma
Total revenues	$1,126,909	$3,672,282	$135,084	(c)	$4,934,275
Operating expenses:
Building repair and maintenance	101,117	95,837	186,300	(d)	383,254
Real estate taxes	205,335	721,537	—		926,872
Depreciation and amortization	240,187	—	1,146,346	(e)	1,386,533
General and administrative	272,383	93,469	35,000	(f)	400,852
Total operating expenses	819,022	910,843	1,367,646		3,097,511
Other income and (expense):
Interest expense	(463,872)	—	(1,870,595	)(g)	(2,334,467)
Interest income	490	—	—		490
	(463,382)	—	(1,870,595)		(2333,977)
Net income (loss)	$(155,495)	$2,761,439	$(3,103,157)		$(497,213)

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

NOTES TO PRO FORMA CONSOLIDATED FINANCIAL STATEMENTS

Pro Forma Consolidated Statement of Operations for the nine months ended September 30, 2010.

(a)	Reflects the Company’s historical operations for the period indicated.

(b)	Reflects the operations 306 East 61st Street, New York, NY for the period indicated.

(c)	Represents the amortization of below market lease liabilities which is recorded as accretion to rental income.

(d)	Represents cost of building maintenance contract.

(e)	Represents the estimated depreciation and amortization of real estate investments and related intangible lease assets had the property been acquired at the beginning of the period.

(f)	Represents incremental costs of third party management company contract.

(g)
Represents interest expense that would have been recorded on debt incurred in connection with the acquisition had the property been acquired at the beginning of the period. The Company assumed a first mortgage loan in the amount of $14,221,066 at an annual interest rate of 6.20% and entered into a short-term note agreement with unaffiliated third party investors in the amount of $8,900,000 at an annual interest rate of 9.00%

Note 14 — Subsequent Events

The Company has evaluated subsequent events through the date these financial statements have been filed with the SEC, and has determined that there have not been any events that have occurred that would require adjustments to our disclosures in the audited financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the accompanying financial statements of American Realty Capital New York Recovery REIT, Inc. and the notes thereto. As used herein, the terms “we,” “our” and “us” refer to American Realty Capital New York Recovery REIT, Inc., a Maryland corporation, and, as required by context, New York Recovery REIT Operating Partnership, L.P., a Delaware limited partnership, which we refer to as the “OP” and to their subsidiaries. American Realty Capital New York Recovery REIT, Inc. is externally managed by New York Recovery Advisors, LLC, a Delaware limited liability company, or the “Advisor.”

Forward-Looking Statements

Certain statements included in this quarterly report on Form 10-Q are forward-looking statements. Those statements include statements regarding the intent, belief or current expectations of American Realty Capital New York Recovery REIT, Inc. and members of our management team, as well as the assumptions on which such statements are based, and generally are identified by the use of words such as “may,” “will,” “seeks,” “anticipates,” “believes,” “estimates,” “expects,” “plans,” “intends,” “should” or similar expressions. Actual results may differ materially from those contemplated by such forward-looking statements. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, unless required by law.

Following are some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•	We have a very limited operating history and have no established financing sources;

•
Our initial public offering of common stock (the “IPO”), which commenced on September 2, 2010, is a blind pool offering and you may not have the opportunity to evaluate our investments before you make your purchase of our common stock, thus making your investment more speculative;

•	We currently own only two properties;

•	No public market currently exists, or may ever exist, for shares of our common stock and our shares are, and may continue to be, illiquid;

•	If we, through New York Recovery Advisors, LLC, are unable to find suitable investments, then we may not be able to achieve our investment objectives or pay distributions;

•
Our properties may be adversely affected by the current economic downturn, as well as economic cycles and risks inherent to the New York metropolitan statistical area (“MSA”), especially New York City;

•
If we are unable to raise substantial funds, we will be limited in the number and type of investments we may make and the value of your investment in us will fluctuate with the performance of the specific properties we acquire;

•	If only the minimum number of shares is sold in the IPO, our ability to diversify our investments will be limited;

•	We may be unable to pay or maintain cash distributions or increase distributions over time;

•
We may pay distributions from unlimited amounts of any source. For example, we may borrow money or use proceeds of this offering to make distributions to our stockholders if we are unable to make distributions with our cash flows from our operations. Such distributions could reduce the cash available to us and could constitute a return of capital to stockholders;

•	Our share repurchase program is subject to numerous restrictions, may be cancelled at any time and should not be relied upon as a means of liquidity;

•
There are numerous conflicts of interest between the interests of investors and our interests or the interests of our Advisor, American Realty Capital III, LLC, our sponsor, and their respective affiliates;

•	The incentive advisor fee structure may result in our advisor recommending riskier or more speculative investments;

•	Our investment objectives and strategies may be changed without stockholder consent;

•	We are obligated to pay substantial fees to our Advisor and its affiliates, including fees payable upon the sale of properties;

•
There are significant risks associated with maintaining as high level of leverage as permitted under our charter (which permits leverage of up to 300% of our total “net assets” (as defined by the NASAA REIT Guidelines) as of the date of any borrowing, which is generally expected to be approximately 75% of the cost of our investments);

•	There are limitations on ownership and transferability of our shares;

•	We are subject to risks associated with the significant dislocations and liquidity disruptions currently existing or occurring in the United States' credit markets;

•	We may fail to qualify or continue to qualify to be treated as a real estate investment trust (“REIT”);

•	We may be deemed to be an investment company under the Investment Company Act of 1940, as amended (the “1940 Act”) and thus subject to regulation under the 1940 Act.

Overview

We are a newly formed Maryland corporation, incorporated on October 6, 2009,  that intends to qualify as a REIT for federal income tax purposes for the taxable year ending December 31, 2010. On September 2, 2010, we commenced our IPO on a “best efforts” basis of up to 150,000,000 shares of common stock (exclusive of 25,000,000 shares available pursuant to our dividend reinvestment plan) at a price of $10.00 per share, subject to certain volume and other discounts, pursuant to our  Registration statement on Form S-11(File No. 333-163069)(the “Registration Statement”) filed with the U.S. Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended (the “Securities Act”). We sold 20,000 shares to New York Recovery Special Limited Partnership, LLC, an entity wholly owned by American Realty Capital III, LLC (the “Sponsor”) on October 16, 2009, at $10.00 per share. In addition, we sold 1,966,376 shares of convertible preferred stock (the “Preferred Shares”) for gross proceeds of $16,953,809 in a private placement pursuant to Rule 506 of Regulation D of the Securities Act (the “Preferred Offering”).

We were formed to acquire high quality, income-producing commercial real estate in the New York metropolitan area, and, in particular, properties located in New York City with a focus on office and retail properties. All such properties may be acquired and operated by the Company alone or jointly with another party. We may also originate or acquire first mortgage loans secured by real estate. New York Recovery Advisors, LLC (the “Advisor”), is our affiliated advisor.

We are focused on helping our shareholders take advantage of a unique window of opportunity to participate in the expected recovery of the New York City real estate market. Our investment goals are as follows:

•	New York City Focus — Acquire high-quality commercial real estate in the New York MSA, and, in particular, properties located in New York City;

•	Stabilized Office and Retail Properties — Buy primarily stabilized office and retail properties with 80% or greater occupancy at the time of purchase;

•	Discount to Replacement Cost — Purchase properties valued using current market rents at a substantial discount to replacement cost and with significant potential for appreciation;

•
Low Leverage — Finance our portfolio opportunistically at a target leverage level of not more than 40% to 50% loan-to-value (calculated after the close of this offering and once we have invested substantially all the proceeds of this offering);

•	Diversified Tenant Mix — Lease to diversified group of tenants with a bias toward investment grade credits and lease terms of five years or greater;

•	Monthly Distributions — Pay distributions monthly, covered by funds from operations;

•	Five-Year Exit — Exit after New York property markets recover, which we expect to be not later than five years after the end of this offering;

•	Maximize Total Returns — Maximize total returns to our shareholders through a combination of realized appreciation and current income.

We expect to invest in commercial real estate including various property types such as office, retail, multi-family residential, industrial and hotel. We may invest in commercial real estate located anywhere in the continental United States, but plan to focus on commercial real estate located in New York City. Our policies require that a minimum of 70% of our assets be located in the New York MSA (calculated after the close of this offering and once substantially all the proceeds of this offering have been invested).

When evaluating prospective investments in real property, our management and our Advisor will consider relevant real estate and financial factors, including the location of the property, the leases and other agreements affecting the property, the creditworthiness of major tenants, its income-producing capacity, its physical condition, its prospects for appreciation, its prospects for liquidity, as well as tax considerations.

As of September 30, 2010, we owned one property.  The purchase price for the property was $32,755,956. The building has 65,100 square feet on seven floors and is 100% leased to 18 tenants. Annual rental rates range from approximately $24 to $100 per square foot with a weighted average annual rental rate of $49.57 per square foot. No lease comprises more than 15.4% of the total leasable space. Lease maturities range from one year to seven years.

Significant Accounting Estimates and Critical Accounting Policies

Set forth below is a summary of the significant accounting estimates and critical accounting policies that management believes are important to the preparation of our consolidated financial statements. Certain of our accounting estimates are particularly important for an understanding of our financial position and results of operations and require the application of significant judgment by our management. As a result, these estimates are subject to a degree of uncertainty. These significant accounting estimates include:

Revenue Recognition

Our revenues, which are derived primarily from rental income, include rents that each tenant pays in accordance with the terms of each lease reported on a straight-line basis over the initial term of the lease. Since many of our leases provide for rental increases at specified intervals, straight-line basis accounting requires us to record a receivable, and include in revenues, unbilled rent receivables that we will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease.

We continually review receivables related to rent and unbilled rent receivables and determine collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of a receivable is in doubt, we record an increase in our allowance for uncollectible accounts or record a direct write-off of the receivable in our consolidated statements of operations.

Investments in Real Estate

Investments in real estate are recorded at cost. Improvements and replacements are capitalized when they extend the useful life of the asset. Costs of repairs and maintenance are expensed as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of up to forty years for buildings and improvements, five to ten years for fixtures and improvements and the shorter of the useful life or the remaining lease term for tenant improvements and leasehold interests.

We are required to make subjective assessments as to the useful lives of our properties for purposes of determining the amount of depreciation to record on an annual basis with respect to our investments in real estate. These assessments have a direct impact on our net income because if we were to shorten the expected useful lives of our investments in real estate, we would depreciate these investments over fewer years, resulting in more depreciation expense and lower net income on an annual basis.

We are required to present the operations related to properties that have been sold or properties that are intended to be sold as discontinued operations in the statement of operations for all periods presented. Properties that are intended to be sold are to be designated as “held for sale” on the balance sheet.

Long-lived assets are carried at cost and evaluated for impairment when events or changes in circumstances indicate such an evaluation is warranted or when they are designated as held for sale. Valuation of real estate is considered a “critical accounting estimate” because the evaluation of impairment and the determination of fair values involve a number of management assumptions relating to future economic events that could materially affect the determination of the ultimate value, and therefore, the carrying amounts of our real estate. Additionally, decisions regarding when a property should be classified as held for sale are also highly subjective and require significant management judgment.

Events or changes in circumstances that could cause an evaluation for impairment include the following:

•	a significant decrease in the market price of a long-lived asset;

•	a significant adverse change in the extent or manner in which a long-lived asset is being used or in its physical condition;

•	a significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset, including an adverse action or assessment by a regulator;

•	an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset; and

•
a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset.

We review our portfolio on an on-going basis to evaluate the existence of any of the aforementioned events or changes in circumstances that would require us to test for recoverability. In general, our review of recoverability is based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property’s use and eventual disposition. These estimates consider factors such as expected future operating income, market and other applicable trends and residual value expected, as well as the effects of leasing demand, competition and other factors. If impairment exists due to the inability to recover the carrying value of a property, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property. We are required to make subjective assessments as to whether there are impairments in the values of our investments in real estate. These assessments have a direct impact on our net income because recording an impairment loss results in an immediate negative adjustment to net income.

Purchase Price Allocation

We allocate the purchase price of acquired properties to tangible and identifiable intangible assets acquired based on their respective fair values. Tangible assets include land, buildings, equipment and tenant improvements on an as-if vacant basis. We utilize various estimates, processes and information to determine the as-if vacant property value. Estimates of value are made using customary methods, including data from appraisals, comparable sales, discounted cash flow analysis and other methods. Identifiable intangible assets include amounts allocated to acquire leases for above- and below-market lease rates, the value of in-place leases, and the value of customer relationships.

Amounts allocated to land, buildings, equipment and fixtures are based on cost segregation studies performed by independent third-parties or on our analysis of comparable properties in our portfolio. Depreciation is computed using the straight-line method over the estimated lives of forty years for buildings, five to ten years for building equipment and fixtures, and the shorter of the useful life or the remaining lease term for tenant improvements.

Above-market and below-market in-place lease values for owned properties are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between the contractual amounts to be paid pursuant to the in-place leases and management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market lease values are amortized as a reduction of rental income over the remaining non-cancelable terms of the respective leases. The capitalized below-market lease values are amortized as an increase to rental income over the initial term and any fixed-rate renewal periods in the respective leases. The aggregate value of intangible assets related to in-place leases is primarily the difference between the property valued with existing in-place leases adjusted to market rental rates and the property valued as if vacant. Factors considered by us in our analysis of the in-place lease intangibles include an estimate of carrying costs during the expected lease-up period for each property, taking into account current market conditions and costs to execute similar leases. In estimating carrying costs, we include real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up period, which typically ranges from six to 18 months. We also estimate costs to execute similar leases including leasing commissions, legal and other related expenses.

The aggregate value of intangible assets related to customer relationship is measured based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with the tenant. Characteristics considered by us in determining these values include the nature and extent of our existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals, among other factors.

The value of in-place leases is amortized to expense over the initial term of the respective leases, which can range primarily from 2 to 20 years. The value of customer relationship intangibles is amortized to expense over the initial term and any renewal periods in the respective leases, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building. If a tenant terminates its lease, the unamortized portion of the in-place lease value and customer relationship intangibles is charged to expense.

In making estimates of fair values for purposes of allocating purchase price, we utilize a number of sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property and other market data. We also consider information obtained about each property as a result of our pre-acquisition due diligence, as well as subsequent marketing and leasing activities, in estimating the fair value of the tangible and intangible assets acquired and intangible liabilities assumed. The allocations presented in the accompanying consolidated balance sheets are substantially complete; however, there are certain items that we will finalize once we receive additional information. Accordingly, these allocations are subject to revision when final information is available, although we do not expect future revisions to have a significant impact on our financial position or results of operations.

Derivative Instruments

We may use derivative financial instruments to hedge all or a portion of the interest rate risk associated with our borrowings. The principal objective of such agreements is to minimize the risks and/or costs associated with our operating and financial structure as well as to hedge specific anticipated transactions.

We record all derivatives on the balance sheet at fair value.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that is attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge.  We may enter into derivative contracts that are intended to economically hedge certain of its risk, even though hedge accounting does not apply or we elect not to apply hedge accounting.

We had no derivative instruments as of September 30, 2010 or December 31, 2009.

Results of Operations

As of September 30, 2010, we owned one property.  The purchase price for the property was $32,755,956. The building has 65,100 square feet on seven floors and is 100% leased to 18 tenants. Annual rental rates range from approximately $24 to $100 per square foot with a weighted average annual rental rate of $49.57 per square foot. No lease comprises more than 15.4% of the total leasable space. Lease maturities range from one year to seven years.

In conjunction with the purchase of property, we assumed an existing $14,221,066 mortgage loan from the seller of the property and entered into agreements with two unrelated third parties for $8,900,000 of short-term bridge funds.

Our income and expenses for the three and nine months ended September 30, 2010 were primarily related to the purchase and operation of this property.

Cash Flows for the Nine Months Ended September 30, 2010

During the nine months ended September 30, 2010, net cash provided by operating activities was $420,502. The level of cash flows provided by operating activities is affected by both the timing of interest payments and amount of borrowings outstanding during the period. It is also affected by the receipt of scheduled rent payments.  Accounts payable and accrued expenses, net of deferred offering costs increased by $547,302 mainly due to liabilities associated with the property acquired in June 2010. Prepaid expenses and other assets increased by $376,149 principally resulting from the prepayment of $200,335 of real estate taxes and $72,900 of insurance during the nine months ended September 30, 2010. Deferred rent increased by $154,024 due to prepayments of rent received from tenants of the property acquired in June 2010.

Net cash used in investing activities during the nine months ended September 30, 2010, was $18,534,890 relating to the acquisition completed in June 2010.

Net cash provided by financing activities totaled $18,645,117 during the nine months ended September 30, 2010. Such amount consisted primarily of $16,953,809 from the issuance of convertible preferred stock, $8,900,000 of proceeds from short-term bridge equity funds and $753,835 of proceeds from affiliates partially offset by $2,966,667 of payments of short-term bridge equity funds, $2,950,541 of payments of offering costs, $907,976 increase in restricted cash, $736,604 of payments of proceeds from affiliates, $334,469 of payments of distributions on convertible preferred stock and $66,269 of payments of mortgage note payable.

Cash paid for interest during the nine months ended September 30, 2010 was $419,372.

Liquidity and Capital Resources

Our principal demands for funds will continue to be for property acquisitions, either directly or through investment interests, for the payment of operating expenses, distributions to our investors, repurchases under our share repurchase plan (“SRP”), and for the payment of interest on our outstanding indebtedness. Generally, cash needs for property acquisitions will be met through proceeds from the sale of common stock through our public offering and mortgage financing. We may also from time to time enter into other agreements with third parties whereby third parties will make equity investments in specific properties or groups of properties that we acquire.

We expect to meet our future short-term operating liquidity requirements through a combination of net cash provided by our current property operations and the operations of properties to be acquired in the future and proceeds from the sale of common stock.  Management expects that in the future, as our portfolio grows, our properties will generate sufficient cash flow to cover operating expenses and the payment of a monthly distribution. Other potential future sources of capital include proceeds from secured or unsecured financings from banks or other lenders, proceeds from private offerings, proceeds from the sale of properties and undistributed funds from operations.

We expect to continue to raise capital through the sale of our common stock and to utilize the net proceeds from the sale of our common stock and proceeds from secured financings to complete future property acquisitions. As of September 30, 2010, the proceeds of our common stock offering had not met the escrow requirements required to draw on the proceeds and issue common stock. As of September 30, 2010 we had issued 29,000 shares of common stock outstanding for gross proceeds of $200,000 and 1,966,376 Preferred Shares outstanding for gross proceeds of $16,953,809.

Acquisitions

Our Advisor evaluates potential acquisitions of real estate and real estate related assets and engages in negotiations with sellers and borrowers on our behalf. Investors should be aware that after a purchase contract is executed that contains specific terms the property will not be purchased until the successful completion of due diligence and negotiation of final binding agreements. During this period, we may decide to temporarily invest any unused proceeds from common stock offerings in certain investments that could yield lower returns than the properties. These lower returns may affect our ability to make distributions.

Distributions

The amount of distributions payable to our stockholders is determined by our board of directors and is dependent on a number of factors, including funds available for distribution, financial condition, capital expenditure requirements, as applicable and annual distribution requirements needed to qualify and maintain our status as a REIT under the Internal Revenue Code (the “Code”). Operating cash flows are expected to increase as additional properties are acquired in our investment portfolio.

On September 22, 2010, our board of directors declared a distribution rate equal to a 6.05% annualized rate based on the common share price of $10.00, commencing December 1, 2010.  The distributions will be payable by the 5th day following each month end to stockholders of record at the close of business each day during the prior month.  The dividend will be calculated based on stockholders of record each day during the applicable period at a rate of $0.00165753424 per day.

Our convertible preferred shares pay cumulative dividends monthly in arrears at the annualized rate of 8% on the liquidation preference of $9.00, resulting in a dividend rate of 8.23%.

We, our board of directors and Advisor share a similar philosophy with respect to paying our distribution. The distribution should principally be derived from cash flows generated from real estate operations. During the nine months ended September 30, 2010, distributions paid totaled $334,469. In order to improve our operating cash flows and our ability to pay dividends from operating cash flows, our related party Advisor agreed to waive certain fees including asset management and property management fees. See Note 10 – Related Party transactions in the notes to the consolidated financial statements contained else ware in this report for more information on fees that were forgiven by our Advisor.  The fees that were forgiven relating to the activity during the nine months ended September 30, 2010 are not deferrals and accordingly, will not be paid by us. As our real estate portfolio grows, we expect cash flows from operations to cover a more significant portion of our dividend distributions and over time to cover the entire distribution. As the cash flows from operations become more significant our Advisor may discontinue its past practice of forgiving fees and may charge the full fee owed to it in accordance with our agreements with the Advisor.

Loan Obligations

The payment terms of our loan obligations require principal and interest amounts payable monthly with all unpaid principal and interest due at maturity. Our loan agreement stipulates that we comply with specific reporting covenants. As of September 30, 2010, we were in compliance with the debt covenants under our loan agreement.

Our Advisor may, with approval from our independent board of directors, seek to borrow short-term capital that, combined with secured mortgage financing, exceeds our targeted leverage ratio. Such short-term borrowings may be obtained from third-parties on a case-by-case basis as acquisition opportunities present themselves simultaneous with our capital raising efforts. We view the use of short-term borrowings as an efficient and accretive means of acquiring real estate in advance of raising equity capital. Accordingly, we can take advantage of buying opportunities as we expand our fund raising activities. As additional equity capital is obtained, these short-term borrowings will be repaid. Our leverage ratio approximated 43.2% (secured mortgage notes payable as a percentage of total real estate investments, at cost) as of September 30, 2010.

Other Obligations

Our board of directors has adopted a SRP that enables our stockholders to sell their shares to us under limited circumstances. At the time a shareholder requests redemption, we may, subject to certain conditions, redeem the shares presented for repurchase for cash to the extent we have sufficient funds available to fund such purchase. As of September 30, 2010 we had less than the required $2.0 million in our escrow account and therefore we have not yet met the requirement to draw on the proceeds from the sale of common stock and therefore have no shares eligible for repurchase.

As of September 30, 2010, we had cash and cash equivalents of $531,027, which we expect to be used primarily to invest in additional real estate, pay debt service, pay operating expenses and pay stockholder distributions.

Contractual Obligations

The following is a summary of our contractual obligations as of September 30, 2010:

Principal Payments Due:	Total	Less Than One Year	1-3 Years	3-5 Years	Thereafter
Mortgage notes payable	$14,154,796	$283,291	$13,871,505	$—	$—
Other notes payable	5,933,334	5,933,334	—	—	—
Purchase obligations (1)	—	—	—	—	—
	$20,088,130	$6,216,625	$13,871,504	$—	$—

Interest Payments Due:
Mortgage notes payable	$1,889,803	$881,624	$1,008,179	$—	$—
Other notes payable	180,967	180,967	—	—	—
Purchase obligations (1)	—	—	—	—	—
	$2,070,770	$1,062,591	$1,008,179	$—	$—
_______________

(1)
Subsequent to September 30, 2010, we expect to acquire a portfolio of five retail condominiums on Bleecker Street, New York, NY. The term of this acquisition are still being finalized. See Note 3 of the consolidated financial statements included in this Form 10-Q for more information about this acquisition.

Election as a REIT

We elected to be taxed as a REIT under Sections 856 through 860 of the Code commencing with our taxable year ended December 31, 2010. If we continue to qualify for taxation as a REIT, we generally will not be subject to federal corporate income tax to the extent we distribute our REIT taxable income to our stockholders, and so long as we distribute at least 90% of our REIT taxable income. REITs are subject to a number of other organizational and operational requirements. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and federal income and excise taxes on our undistributed income. We believe we are organized and operating in such a manner as to qualify to be taxed as a REIT for the taxable nine months ended September 30, 2010.

Inflation

We may be adversely impacted by inflation on the leases that do not contain indexed escalation provisions. In addition, we are required to pay costs for maintenance and operation of the building which may adversely impact our results of operations due to potential increases in costs and operating expenses resulting from inflation.

Related-Party Transactions and Agreements

We have entered into agreements with American Realty Capital II, LLC and its affiliates, whereby we pay certain fees or reimbursements to our Advisor or its affiliates for acquisition fees and expenses, organization and offering costs, sales commissions, dealer manager fees, asset and property management fees and reimbursement of operating costs. See Note 10 to our consolidated financial statements included in this report for a discussion of the various related-party transactions, agreements and fees.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The market risk associated with financial instruments and derivative financial instruments is the risk of loss from adverse changes in market prices or rates. Our long-term debt, which consists of a single secured financing, bears interest at a fixed rate. Our interest rate risk management objectives are to limit the impact of interest rate changes in earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, from time to time, we may enter into interest rate hedge contracts such as swaps, collars, and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. We would not hold or issue these derivative contracts for trading or speculative purposes.

As of September 30, 2010, our debt included fixed-rate debt with a carrying value of $14,154,796 and a fair value of approximately $14,520,000. Changes in market interest rates on our fixed rate debt impact fair value of the debt, but it has no impact on interest incurred or cash flow. For instance, if interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our debt to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed–rate debt assumes an immediate 100 basis point move in interest rates from their September 30, 2010 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed rate debt by approximately $0.3 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt by $0.3 million.

These amounts were determined by considering the impact of hypothetical interest rate changes on our borrowing costs, and assume no other changes in our capital structure.

As the information presented above includes only those exposures that existed as of September 30, 2010, it does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of fluctuations.

We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations.

 Item 4. Controls and Procedures

In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q and determined that the disclosure controls and procedures are effective.

No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

As of the end of the period covered by this Quarterly Report on Form 10-Q, we are not a party to, and none of our properties are subject to, any material pending legal proceedings.

Item 1A. Risk Factors

There have been no material changes from the risk factors set forth in our Form S-11 dated September 1, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of Registered Securities

Unregistered Sales of Equity Securities

In connection with our organization, in October 2009, New York Recovery Special Limited Partnership, LLC, which is wholly-owned by our sponsor, American Realty Capital III, LLC, purchased 20,000 common shares from us at $10.00 per share, for an aggregate purchase price of $200,000. We expect that our Advisor also will make a capital contribution to our OP in the amount of $2,000 in exchange for 200 limited partner units of the OP. The 200 limited partner units that will be issued to our Advisor may be exchanged for the cash value of a corresponding number of shares of our common stock or, at our option, a corresponding number of shares of our common stock. No sales commission or other consideration will be paid in connection with such sales, which will be consummated without registration under the Securities Act in reliance upon the exemption from registration in Section 4(2) of the Securities Act as transactions not involving any public offering.

In December 2009, we commenced our Preferred Offering to “accredited investors” as such term is defined in Regulation D of the Securities Act.  In connection with the Preferred Offering, we sold 1,966,376 Preferred Shares for an aggregate offering price of $16,934,145.  We paid commissions in the amount of $1,743,025 to Realty Capital Securities, LLC, an affiliate of our Sponsor, in connection with the Preferred Offering.  We terminated the Preferred Offering on September 2, 2010, the date that the SEC declared our Registration Statement filed in connection with our IPO. Each of the investors in the Preferred Offering represented to us that he or she was an accredited investor.  Based upon those representations, we believe that our issuance of the Preferred Shares was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof and Rule 506 of Regulation D thereunder.

The Preferred Shares have a liquidation preference of $9.00 per share regardless of the purchase price paid. From the closing date at which an investor is issued Preferred Shares, we pay cumulative dividends on the Preferred Shares monthly in arrears at the annualized rate of 8.00% on the liquidation preference (resulting in a dividend rate of 8.23% of the purchase price if the purchase price is $8.75 and a dividend rate of 8.47% of the purchase price if the purchase price is $8.50).

The Preferred Shares rank senior to all other shares of our capital stock, including our common stock, with respect to dividends and payments and distribution of assets upon liquidation. The holders of the Preferred Shares may elect to convert them, in whole or in part, into shares of common stock on a one-for-one basis at any time after the one year anniversary of the the Final Closing. The Preferred Shares are redeemable and the holder may be required to convert the Preferred Shares into common stock under certain circumstances.

Conversion Rights. The Preferred Shares are convertible in whole or in part into shares of common stock at any time and from time to time after the first anniversary of the Final Closing, at the option of the holder, on a one-for-one basis (as adjusted for any stock split, stock combination, reverse stock split, reclassification or similar transaction).

Redemption or Conversion at the Option of the Company. At the option of the Company, any time after the one year anniversary of the Final Closing, (i) the Preferred Shares are redeemable, in whole or in part, for cash at a redemption price equal to the purchase price paid by a holder plus accrued and unpaid dividends to and including the date of redemption, and/or (ii) we can require that the Preferred Shares be converted, in whole or in part, into common stock on a one-for-one basis (and will pay the holder an amount equal to any accrued and unpaid dividends to and including the date of conversion on the Preferred Shares converted).

If we call the Preferred Shares for redemption for cash, the holders will have the option to convert the Preferred Shares into common stock at any time prior to the redemption date.

Mandatory Redemption. On the third anniversary of the date of the Final Closing, at our option, either shall redeem all the Preferred Shares for cash or convert all the Preferred Shares into shares of common stock at the redemption price or conversion price set forth in the paragraph above entitled “Redemption or Conversion at the Option of the Company.”

Use of Proceeds

The SEC declared our Registration Statement filed in connection with our IPO  effective on September 2, 2010. We registered a total of 1,500,000 shares of common stock at a price of $10.00 per share, exclusive of 25,000,000 shares of common stock at a price of $9.50 per share pursuant to our distribution reinvestment plan,. for an aggregate offering amount of $1,500,000,000. Pursuant to the terms of the IPO, we must receive proceeds of $2,000,000 in connection with the sale of our common stock in order to break escrow.  As of September 30, 2010, we had not reached such threshold and accordingly had not broken escrow.

Item 3. Defaults Upon Senior Securities

None

Item 4. Reserved

Item 5. Other Information

None

Item 6. Exhibits

The exhibits listed on the Exhibit Index (following the signatures section of this report) are included, or incorporated by reference, in this quarterly report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

American Realty Capital New York Recovery REIT, Inc.

By:	/s/ Nicholas S. Schorsch

Nicholas S. Schorsch
Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

By:	/s/ Brian S. Block

Brian S. Block
Executive Vice President, Chief Financial Officer (Principal Accounting Officer)

Date: November 12, 2010

EXHIBIT INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description

31.1
Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2
Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32
Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).