Form 10-K
period 2010-12-31
AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT INC
filed 2011-03-28
CIK 1474464

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number: 333-163069

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, Inc.
(Exact name of registrant as specified in its charter)

Maryland	27-1065431
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

405 Park Avenue, New York, NY	10022
(Address of principal executive offices)	(Zip Code)

(212) 415-6500
(Registrant’s telephone number, including area code)

Securities registered pursuant to section 12(b) of the Act:
None

Securities registered pursuant to section 12(g) of the Act:
Common stock, $0.01 par value per share
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No  ☒

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒

There is no established public market for the registrant’s shares of common stock. The registrant is currently conducting the ongoing initial public offering of its shares of common stock pursuant to its Registration Statement on Form S-11 (File No. 333-163069), which shares are being sold at $10.00 per share, with discounts available for certain categories of purchasers. The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, was $200,000 based on a per share value of $10.00.

As of March 15, 2011, the registrant had 727,480 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant’s proxy statement to be delivered to stockholders in connection with the registrant’s 2011 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K. The registrant intends to file its proxy statement within 120 days after its fiscal year end.

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.

FORM 10-K
Year Ended December 31, 2010

Forward-Looking Statements

Certain statements included in this annual report on Form 10-K are forward-looking statements. Those statements include statements regarding the intent, belief or current expectations of American Realty Capital New York Recovery REIT, Inc. (the “Company,” “we” “our” or “us”) and members of our management team, as well as the assumptions on which such statements are based, and generally are identified by the use of words such as “may,” “will,” “seeks,” “anticipates,” “believes,” “estimates,” “expects,” “plans,” “intends,” “should” or similar expressions. Actual results may differ materially from those contemplated by such forward-looking statements. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, unless required by law.

The following are some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•
We and New York Recovery Advisors, LLC, our advisor (the “Advisor”), have a limited operating history and our Advisor has limited experience operating a public company. This inexperience makes our future performance difficult to predict.

•
All of our executive officers are also officers, managers and/or holders of a direct or indirect controlling interest in our Advisor, our dealer manager, Realty Capital Securities, LLC (the “Dealer Manager”) and other American Realty Capital-affiliated entities.  As a result, our executive officers, our Advisor and its affiliates face conflicts of interest, including significant conflicts created by our Advisor’s compensation arrangements with us and other investors advised by American Realty Capital affiliates and conflicts in allocating time among these investors and us. These conflicts could result in unanticipated actions.

•
Because investment opportunities that are suitable for us may also be suitable for other American Realty Capital-advised programs or investors, our Advisor and its affiliates face conflicts of interest relating to the purchase of properties and other investments and such conflicts may not be resolved in our favor, meaning that we could invest in less attractive assets, which could reduce the investment return to our stockholders.

•
Because investment opportunities that are suitable for us may also be suitable for other American Realty Capital-advised programs or investors, our Advisor and its affiliates face conflicts of interest relating to the purchase of properties and other investments and such conflicts may not be resolved in our favor, meaning that we could invest in less attractive assets, which could reduce the investment return to our stockholders.

•
If we raise substantially less than the maximum offering in our ongoing initial public offering, we may not be able to invest in a diverse portfolio of real estate assets and the value of an investment in us may vary more widely with the performance of specific assets.

•
While we are raising capital and investing the proceeds of our ongoing initial public offering, the competition for the type of properties we desire to acquire may cause our distributions and the long-term returns of our investors to be lower than they otherwise would be.

•	We depend on tenants for our revenue, and, accordingly, our revenue is dependent upon the success and economic viability of our tenants.

•	Increases in interest rates could increase the amount of our debt payments and limit our ability to pay distributions to our stockholders.

•
We may not generate cash flows sufficient to pay our distributions to stockholders, as such we may be forced to borrow at higher rates or depend on our Advisor to waive reimbursement of certain expenses and fees to fund our operations.

•	No public market currently exists, or may ever exist, for shares of our common stock and our shares are, and may continue to be, illiquid.

•	If we and our Advisor are unable to find suitable investments, then we may not be able to achieve our investment objectives or pay distributions.

•	We may be unable to pay or maintain cash distributions or increase distributions over time.

•	We are obligated to pay substantial fees to our Advisor and its affiliates, including fees payable upon the sale of properties.

•	We are subject to risks associated with the significant dislocations and liquidity disruptions currently existing or occurring in the United States' credit markets.

•	We may fail to qualify or continue to qualify to be treated as a real estate investment trust (“REIT”).

•
Our properties may be adversely affected by the current economic downturn, as well as economic cycles and risks inherent to the New York metropolitan statistical area (“MSA”), especially New York City.

•	We currently own only six properties.

All forward-looking statements should be read in light of the risks identified in Part I, Item IA of this annual report on Form 10-K.

PART I

Item 1. Business.

Organization

We were incorporated on October 6, 2009 as a Maryland corporation intending to elect and qualify as a REIT for federal income tax purposes beginning with the taxable year that ended December 31, 2010.  As a REIT, we generally will not be subject to corporate-level income taxes.  To maintain REIT status, we will be required, among other requirements, to distribute annually at least 90% of our “REIT taxable income,” as defined by the Internal Revenue Code of 1986, as amended (the “Code”), to our stockholders.  If we fail to qualify as a REIT in any taxable year, we would be subject to federal income tax on our taxable income at regular corporate tax rates.

On September 2, 2010, we commenced our initial public offering ("IPO") on a “best efforts” basis of up to 150.0 million shares of common stock (exclusive of 25.0 million shares available pursuant to our Distribution Reinvestment Plan (the “DRIP”)) at a price of $10.00 per share, subject to certain volume and other discounts, pursuant to our  Registration Statement on Form S-11(File No. 333-163069) (the “Registration Statement”) filed with the U.S. Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended (the “Securities Act”). We sold 20,000 shares to New York Recovery Special Limited Partnership, LLC, an entity wholly owned by American Realty Capital III, LLC (the “Sponsor”) on October 16, 2009, at $10.00 per share. As of December 31, 2010, we had 327,499 common shares outstanding with an aggregate value of approximately $3.2 million based on a per share value of $10.00. In addition, we sold approximately 2.0 million shares of convertible preferred stock (the “Preferred Shares”) for gross proceeds of approximately $17.0 million in a private placement pursuant to Rule 506 of Regulation D of the Securities Act (the “Preferred Offering”). We are dependent upon the net proceeds from these offerings to conduct our operations.

We were formed to acquire high quality, income-producing commercial real estate in the New York metropolitan area, and, in particular, properties located in New York City with a focus on office and retail properties. All such properties may be acquired and operated by the Company alone or jointly with another party. We may also originate or acquire first mortgage loans secured by real estate. We purchased our first property, the Interior Design Building (the “Design Center”), and commenced our real estate operations in June 2010. On December 1, 2010, we purchased a portfolio of five retail condominiums on Bleecker Street (“Bleecker Street”).  As of December 31, 2010, the Company owned six properties comprising approximately 91,000 square feet of commercial space with an aggregate purchase price of $66.3 million. As of December 31, 2010, these properties were 100% occupied.

Substantially all of our business is conducted through New York Recovery Operating Partnership, L.P. (the “OP”), a Delaware limited partnership. We are the sole general partner and holder of 99.9% of the units of the OP. Our Advisor made a capital contribution to the OP in the amount of $2,000 in exchange for 200 OP units, which may be exchanged for the cash value of a corresponding number of shares of common stock or, at our option, a corresponding number of shares of common stock. The remaining rights of the limited partner interests are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP’s assets.

We have no paid employees.  We are managed by our Advisor and New York Recovery Properties, LLC, an entity wholly owned by the Sponsor, which serves as our property manager (the “Property Manager”) unless services are performed by a third party for specific properties. Our Dealer Manager, an affiliate of the Sponsor, serves as the dealer manager of our IPO. These related parties receive compensation and fees for services related to the IPO and for the investment and management of our assets. These entities receive fees during the offering, acquisition, operational and liquidation stages.

Real estate-related investments are higher-yield and higher-risk investments that our Advisor will actively manage, if we elect to acquire such investments. The real estate-related investments in which we may invest include: (i) mortgage loans; (ii) equity securities such as common stocks, preferred stocks and convertible preferred securities of real estate companies; (iii) debt securities, such as mortgage-backed securities, commercial mortgages, mortgage loan participations and debt securities issued by other real estate companies; and (iv) certain types of illiquid securities, such as mezzanine loans and bridge loans. Since our inception, we have not acquired any real estate-related investments.

Investment Objectives

We are focused on helping our stockholders take advantage of a unique window of opportunity to participate in the expected recovery of the New York City real estate market. Our investment goals are as follows:

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

•
Low Leverage — Finance our portfolio opportunistically at a target leverage level of not more than 40% to 50% loan-to-value (calculated after the close of our initial ongoing offering and once we have invested substantially all the proceeds of this offering);

•	Diversified Tenant Mix — Lease to a diversified group of tenants with a bias toward investment grade credits and lease terms of 5 years or greater;

•	Monthly Distributions — Pay distributions monthly, covered by funds generated from our real estate operations;

•	5-Year Exit — Exit after New York property markets recover, which we expect to be not later than five years after the end of our initial ongoing offering; and

•	Maximize Total Returns — Maximize total returns to our stockholders through a combination of realized appreciation and current income.

Acquisition and Investment Policies

Primary Investment Focus

We intend to primarily focus our investment activities on acquiring quality income producing commercial real estate located in the New York MSA and, in particular, properties located in New York City. In addition, we may elect to originate or acquire real estate debt backed by quality income producing commercial real estate located predominantly in New York City. The real estate debt we originate or acquire is expected to be primarily first mortgage debt but also may include bridge loans, mezzanine loans, preferred equity or securitized loans.

Investing in Real Property

We expect to invest in commercial real estate including various property types such as office, retail, multi-family residential, industrial and hotel properties. We may invest in commercial real estate located anywhere in the continental United States, but plan to focus on commercial real estate located in New York City. Our policies require that a minimum of 70% of our assets be located in the New York MSA.  When evaluating prospective investments in real property, our management and our Advisor will consider relevant real estate and financial factors, including the location of the property, the leases and other agreements affecting the property, the creditworthiness of major tenants, its income-producing capacity, its physical condition, its prospects for appreciation, its prospects for liquidity, tax considerations and other factors. In this regard, our Advisor will have substantial discretion with respect to the selection of specific investments, subject to board approval.

The following table lists the tenants whose annualized rental revenue represented greater than 10% of consolidated revenues:

Portfolio	Tenant	For the Year Ended December 31, 2010	For the Period from October 6, 2009 (date of inception) to December 31, 2009
Bleecker Street	Burberry Limited	17.3%	—
Design Center	Rosselli 61st Street LLC	11.3%	—
Bleecker Street	Michael Kors Stores, LLC	10.4%	—

The termination, delinquency or non-renewal of one of the above tenants would have a material adverse effect on the revenues of the Company.  No other tenant represents more than 10% of the rental revenue for the periods presented.  In March 2011, the Company re-negotiated the lease terms with Rosselli 61st Street LLC.  The new terms, effective April 2011, include a reduction in monthly rent and an increase in annual rent escalations.

Investing In and Originating Loans

We may originate or acquire real estate loans. Although we do not have a formal policy, our criteria for investing in loans will be substantially the same as those involved in our investment in properties. We may originate or invest in real estate loans (including, but not limited to, investments in first, second and third mortgage loans, wraparound mortgage loans, construction mortgage loans on real property, and loans on leasehold interest mortgages). We also may invest in participations in mortgage, bridge or mezzanine loans. Further, we may invest in unsecured loans; however, we will not make unsecured loans or loans not secured by mortgages unless such loans are approved by a majority of our independent directors. We currently do not intend to invest in or originate real estate loans (excluding publicly traded real estate debt) in excess of 20% of the aggregate value of our assets. To the extent that we invest in collateralized mortgage-backed securities (“CMBS”), we intend to invest in CMBS guaranteed by U.S. government agencies, such as the Government National Mortgage Association, or U.S. government sponsored enterprises, such as the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation, to reduce the credit and interest rate risk.

We will not make or invest in mortgage, bridge or mezzanine loans on any one property if the aggregate amount of all mortgage, bridge or mezzanine loans outstanding on the property, including our borrowings, would exceed an amount equal to 85% of the appraised value of the property, as determined by our board of directors, including a majority of our independent directors unless substantial justification exists, as determined by our board of directors, including a majority of our independent directors. Our board of directors may find such justification in connection with the purchase of mortgage, bridge or mezzanine loans in cases in which we believe there is a high probability of our foreclosure upon the property in order to acquire the underlying assets and, in respect of transactions with our affiliates, in which the cost of the mortgage loan investment does not exceed the appraised value of the underlying property. Our board of directors may find such justification in connection with the purchase of mortgage, bridge or mezzanine loans that are in default where we intend to foreclose upon the property in order to acquire the underlying assets and, in respect of transactions with our affiliates, where the cost of the mortgage loan investment does not exceed the appraised value of the underlying property.

We may originate loans from mortgage brokers or personal solicitations of suitable borrowers, or may purchase existing loans that were originated by other lenders. Our Advisor will evaluate all potential loan investments to determine if the term of the loan, the security for the loan and the loan-to-value ratio meets our investment criteria and objectives. An officer, director, agent or employee of our Advisor will inspect the property securing the loan, if any, during the loan approval process. We do not expect to make or invest in mortgage or mezzanine loans with a maturity of more than ten years from the date of our investment, and anticipate that most loans will have a term of five years. We do not expect to make or invest in bridge loans with a maturity of more than one year (with the right to extend the term for an additional one year) from the date of our investment. Most loans which we will consider for investment would provide for monthly payments of interest and some also may provide for principal amortization, although many loans of the nature which we will consider provide for payments of interest only and a payment of principal in full at the end of the loan term. We will not originate loans with negative amortization provisions.

Our charter does not limit the amount of gross offering proceeds that we may apply to loan originations or investments. Our charter also does not place any limit or restriction on:

•	the percentage of our assets that may be invested in any type or any single loan; or

•	the types of properties subject to the mortgages or other loans in which we invest.

Investing in Real Estate Securities

We may invest in securities of non-majority owned publicly traded and private companies primarily engaged in real estate businesses, including REITs and other real estate operating companies, and securities issued by pass-through entities of which substantially all the assets consist of qualifying assets or real estate-related assets. We may purchase the common stock, preferred stock, debt, or other securities of these entities or options to acquire such securities. It is our intention that we be limited to investing no more than 20% of the aggregate value of our assets as of the close of our initial ongoing offering period and thereafter in publicly traded real estate equity or debt securities, including, but not limited to, CMBS. However, any investment in equity securities (including any preferred equity securities) that are not traded on a national securities exchange or included for quotation on an inter-dealer quotation system must be approved by a majority of directors, including a majority of independent directors, not otherwise interested in the transaction as fair, competitive and commercially reasonable.

Acquisition Structure

We anticipate acquiring fee interests in properties (a “fee interest” is the absolute, legal possession and ownership of land, property, or rights), although other methods of acquiring a property, including acquiring leasehold interests (a “leasehold interest” a right to enjoy the exclusive possession and use of an asset or property for a stated definite period as created by a written lease), may be utilized if we deem it to be advantageous. For example, we may acquire properties through a joint venture or the acquisition of substantially all of the interests of an entity which in turn owns the real property. We also may make preferred equity investments in an entity that owns real property. Our focus will be on acquiring office and retail properties but we also may acquire multifamily, industrial, hotel and other types of real property.

Financing Strategies and Policies

Financing for acquisitions and investments may be obtained at the time an asset is acquired or an investment is made or at a later time. In addition, debt financing may be used from time to time for property improvements, tenant improvements, leasing commissions and other working capital needs. The form of our indebtedness will vary and could be long-term or short-term, secured or unsecured, or fixed-rate or floating rate. We will not enter into interest rate swaps or caps, or similar hedging transactions or derivative arrangements for speculative purposes but may do so in order to manage or mitigate our interest rate risks on variable rate debt.

Under our charter, the maximum amount of our total indebtedness shall not exceed 300% of our total “net assets” (as defined by the North American Securities Administrators Association ("NASAA") REIT Guidelines) as of the date of any borrowing, which is generally expected to be approximately 75% of the cost of our investments; however, we may exceed that limit if approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for exceeding such limit. This charter limitation, however, does not apply to individual real estate assets or investments.

In addition, it is currently our intention to limit our aggregate borrowings to 40% to 50% of the aggregate fair market value of our assets (calculated after the close of our initial ongoing offering and once we have invested substantially all the proceeds of this offering), unless borrowing a greater amount is approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for borrowing such a greater amount. This limitation, however, will not apply to individual real estate assets or investments. At the date of acquisition of each asset, we anticipate that the cost of investment for such asset will be substantially similar to its fair market value, which will enable us to satisfy our requirements under the NASAA REIT Guidelines. However, subsequent events, including changes in the fair market value of our assets, could result in our exceeding these limits.

We will not borrow from our Advisor or its affiliates unless a majority of our directors, including a majority of our independent directors, not otherwise interested in the transaction approves the transaction as being fair, competitive and commercially reasonable and no less favorable to us than comparable loans between unaffiliated parties.

Except with respect to the borrowing limits contained in our charter, we may reevaluate and change our financing policies without a stockholder vote. Factors that we would consider when reevaluating or changing our debt policy include: then-current economic conditions, the relative cost and availability of debt and equity capital, our expected investment opportunities, the ability of our investments to generate sufficient cash flow to cover debt service requirements and other similar factors.

Distribution Policy

To maintain our qualification as a REIT, we are required to make aggregate annual distributions to our stockholders of at least 90% of our annual taxable income (which does not necessarily equal net income as calculated in accordance with generally accepted accounting principles (“GAAP”). Our board of directors may authorize distributions in excess of those required for us to maintain REIT status depending on our financial condition and such other factors as our board of directors deems relevant.  We calculate our monthly distributions based upon daily record and distribution declaration dates so investors may be entitled to distributions immediately upon purchasing our shares.

On September 22, 2010, our board of directors declared a distribution rate equal to a 6.05% annualized rate based on the common share price of $10.00, commencing December 1, 2010.  The distributions will be payable by the 5th day following each month end to stockholders of record at the close of business each day during the prior month.  The dividend will be calculated based on stockholders of record each day during the applicable period at a rate of $0.00165753424 per day. On January 5, 2011, we paid approximately $10,000 in distributions to common stockholders of record on December 31, 2010. Distribution payments are dependent on the availability of funds.  Our board of directors may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distribution payments are not assured.

We, our board of directors and Advisor share a similar philosophy with respect to paying our distribution. The distribution should principally be derived from cash flows generated from real estate operations. In order to improve our operating cash flows and our ability to pay dividends from operating cash flows, our affiliated Advisor agreed to waive certain fees including asset management and property management fees. The Company pays the Advisor an annualized asset management fee of up to 0.75% based on the aggregate contract purchase price of all real estate investments. The Advisor has elected to waive its asset management fees of approximately $0.2 million related to the year ended December 31, 2010, and will determine if a portion or all of such fees will be waived in subsequent periods on a quarter-to-quarter basis.  The fees that were waived relating to the year ended December 31, 2010 are not deferrals and accordingly, will not be paid by the Company. Because the Advisor waived certain fees that we owed, cash flow from operations that would have been paid to the Advisor was available to pay distributions to our stockholders. In certain instances, to improve our working capital, the Advisor may elect to absorb a portion of our general and administrative costs that would otherwise have been paid by us. Additionally, the Advisor at its election may contribute capital to enhance our cash position for distribution purposes.  Any contributed capital amounts are not reimbursable to our Advisor.  Further, any capital contributions are made without any corresponding issuance of common or preferred shares of beneficial interest.  The Advisor contributed approximately $0.1 million to us during the three months ended December 31, 2010.

Our Preferred Shares pay cumulative dividends monthly in arrears at the annualized rate of 8.0% on the liquidation preference of $9.00 per share, resulting in a dividend rate of 8.23%. During the year ended December 31, 2010, we paid approximately $0.7 million of dividends to preferred stockholders.  On January 15, 2011, we paid approximately $0.1 million of dividends to preferred stockholders of record on December 31, 2010.

 Tax Status

We intend to elect to be taxed as a REIT under Sections 856 through 860 of the Code, effective for our taxable year ended December 31, 2010. We believe that, commencing with such taxable year, we are organized and operate in such a manner as to qualify for taxation as a REIT under the Code. We intend to continue to operate in such a manner to qualify for taxation as a REIT, but no assurance can be given that we will operate in a manner so as to qualify or remain qualified as a REIT. If we continue to qualify for taxation as a REIT, we generally will not be subject to federal corporate income tax to the extent we distribute our REIT taxable income to our stockholders, and so long as we distribute at least 90% of our REIT taxable income. REITs are subject to a number of other organizational and operational requirements. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and federal income and excise taxes on our undistributed income. We believe we are organized and operating in such a manner as to qualify to be taxed as a REIT for the taxable year ended December 31, 2010.

Competition

The retail, lodging, office, industrial and residential real estate markets are highly competitive. We compete with other owners and operators of retail, lodging, office, industrial and residential real estate. The continued development of new retail, lodging, office, industrial and residential properties has intensified the competition among owners and operators of these types of real estate in many market areas in which we operate. We compete based on a number of factors that include location, rental rates, security, suitability of the property’s design to prospective tenants’ needs and the manner in which the property is operated and marketed. The number of competing properties in a particular market could have a material effect on our occupancy levels, rental rates and on the operating expenses of certain of our properties.

In addition, we compete with other entities engaged in real estate investment activities to locate suitable properties to acquire and to locate tenants and purchasers for our properties. These competitors include other REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, lenders, governmental bodies and other entities. There are also other REITs with asset acquisition objectives similar to ours and others may be organized in the future. Some of these competitors, including larger REITs, have substantially greater marketing and financial resources than we will have and generally may be able to accept more risk than we can prudently manage, including risks with respect to the creditworthiness of tenants. In addition, these same entities seek financing through similar channels. Therefore, we compete for institutional investors in a market where funds for real estate investment may decrease.

Competition from these and other third party real estate investors may limit the number of suitable investment opportunities available to us. It also may result in higher prices, lower yields and a narrower spread of yields over our borrowing costs, making it more difficult for us to acquire new investments on attractive terms.

Regulations

Our investments are subject to various federal, state, local and foreign laws, ordinances and regulations, including, among other things, zoning regulations, land use controls, environmental controls relating to air and water quality, noise pollution and indirect environmental impacts such as increased motor vehicle activity.  We believe that we have all permits and approvals necessary under current law to operate our investments.

Environmental

As an owner of real estate, we are subject to various environmental laws of federal, state and local governments. Compliance with existing laws has not had a material adverse effect on our financial condition or results of operations, and management does not believe it will have such an impact in the future.  However, we cannot predict the impact of unforeseen environmental contingencies or new or changed laws or regulations on properties in which we hold an interest, or on properties that may be acquired directly or indirectly in the future. We hire third parties to conduct Phase I environmental reviews of the real property that we intend to purchase.

Employees

We have no direct employees.  The employees of the Advisor and other affiliates perform a full range of real estate services for us, including acquisitions, property management, accounting, legal, asset management, wholesale brokerage and investor relations services.

We are dependent on these affiliates for services that are essential to us, including the sale of shares of our common stock, asset acquisition decisions, property management and other general administrative responsibilities.  In the event that any of these companies were unable to provide these services to us, we would be required to provide such services ourselves or obtain such services from other sources.

Financial Information About Industry Segments

Our current business consists of owning, managing, operating, leasing, acquiring, investing in and disposing of real estate assets.  All of our consolidated revenues are from our consolidated real estate properties.  We internally evaluate operating performance on an individual property level and view all of our real estate assets as one industry segment, and, accordingly, all of our properties are aggregated into one reportable segment. Please see Part IV, Item 15 — Exhibits and Financial Statement Schedules, included elsewhere in this annual report for more detailed financial information.

Available Information

We electronically file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports, and proxy statements, with the SEC.  We also filed with the SEC our Registration Statement in connection with our current offering.  You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549, or you may obtain information by calling the SEC at 1-800-SEC-0330.  The SEC maintains an internet address at http://www.sec.gov that contains reports, proxy statements and information statements, and other information, which you may obtain free of charge.  In addition, copies of our filings with the SEC may be obtained from the website maintained for us and our affiliates at www.americanrealtycap.com.  Access to these filings is free of charge.  We are not incorporating our website or any information from the website into this Form 10-K.

Item 1A. Risk Factors.

Risks Related to an Investment in American Realty Capital New York Recovery REIT, Inc.

We have a very limited operating history and have no established financing sources, and the prior performance of other real estate investment programs sponsored by affiliates of our Advisor may not be an indication of our future results.

We have a very limited operating history and you should not rely upon the past performance of other real estate investment programs sponsored by affiliates of our Advisor to predict our future results. We were incorporated on October 6, 2009. As of December 31, 2010, we have acquired only six properties and do not otherwise have any operations or independent financing. The recent real estate experience of Messrs. Schorsch, Kahane and Happel principally has focused on triple-net leasing rather than the ownership and operation of real estate properties. Accordingly, the prior performance of real estate investment programs sponsored by affiliates of Messrs. Schorsch and Kahane and our Advisor may not be indicative of our future results.

Moreover, neither our Advisor nor we have any established financing sources. Presently, both we and our Advisor have been funded by capital contributions or advances from American Realty Capital III, LLC, a company which is directly or indirectly controlled by Mr. Schorsch and Mr. Kahane, and by loans from unaffiliated entities. If our capital resources, or those of our Advisor, are insufficient to support our operations, we will not be successful.

You should consider our prospects in light of the risks, uncertainties and difficulties frequently encountered by companies that are, like us, in their early stage of development. To be successful in this market, we must, among other things:

•	identify and acquire investments that further our investment strategies;

•	increase awareness of the American Realty Capital New York Recovery REIT, Inc. name within the investment products market;

•	expand and maintain our network of licensed securities brokers and other agents;

•	attract, integrate, motivate and retain qualified personnel to manage our day-to-day operations;

•	respond to competition for our targeted real estate properties and other investments as well as for potential investors; and

•	continue to build and expand our operations structure to support our business.

We cannot guarantee that we will succeed in achieving these goals, and our failure to do so could cause you to lose all or a portion of your investment.

Because our initial ongoing offering is a blind pool offering, you will not have the opportunity to evaluate our investments before we make them, which makes an investment in us more speculative.

We have acquired six properties and have not identified any other properties to acquire. Additionally, we will not provide you with information to evaluate our investments prior to our acquisition of properties. We will seek to invest substantially all the offering proceeds available for investment, after the payment of fees and expenses, in the acquisition of properties located in the New York MSA, and, in particular, New York City, or otherwise only in the United States. We also may, in the discretion of our Advisor, invest in other types of real estate or in entities that invest in real estate. In addition, our Advisor may make or invest in mortgage, bridge or mezzanine loans or participations therein on our behalf if our board of directors determines, due to the state of the real estate market or in order to diversify our investment portfolio or otherwise, that such investments are advantageous to us.

You may be more likely to sustain a loss on your investment because our Sponsor does not have as strong an economic incentive to avoid losses as does a sponsor who has made significant equity investments in its company.

Our Sponsor has only invested $200,000 in us through the purchase of 20,000 shares of our common stock at $10.00 per share. Therefore, if we are successful in raising enough proceeds to be able to reimburse our Sponsor for our significant organization and offering expenses, our Sponsor will have little exposure to loss in the value of our shares. Without this exposure, our investors may be at a greater risk of loss because our Sponsor may have less to lose from a decrease in the value of our shares as does a sponsor that makes more significant equity investments in its company.

There is no public trading market for our shares and there may never be one; therefore, it will be difficult for you to sell your shares.

There currently is no public market for our shares and there may never be one. If you are able to find a buyer for your shares, you may not sell your shares unless the buyer meets applicable suitability and minimum purchase standards and the sale does not violate state securities laws. Our charter also prohibits the ownership of more than 9.8% in value of the aggregate of the outstanding shares of our stock or more than 9.8% (in value or number of shares, whichever is more restrictive) of any class or series of the outstanding shares of our stock by a single investor, unless exempted by our board of directors, which may inhibit large investors from desiring to purchase your shares. Moreover, our share repurchase program includes numerous restrictions that would limit your ability to sell your shares to us. Our board of directors may reject any request for redemption of shares, or amend, suspend or terminate our share repurchase program upon 30 days notice. Therefore, it will be difficult for you to sell your shares promptly or at all. If you are able to sell your shares, you likely will have to sell them at a substantial discount to the price you paid for the shares. It also is likely that your shares would not be accepted as the primary collateral for a loan. You should purchase the shares only as a long-term investment because of the illiquid nature of the shares.

If we, through New York Recovery Advisors, LLC, are unable to find suitable investments, then we may not be able to achieve our investment objectives or pay distributions.

Our ability to achieve our investment objectives and to pay distributions is dependent upon the performance of New York Recovery Advisors, LLC, our Advisor, in acquiring our investments, selecting tenants for our properties and securing independent financing arrangements. We cannot be sure that our Advisor will be successful in obtaining suitable investments on financially attractive terms or that, if it makes investments on our behalf, our objectives will be achieved. If we, through our Advisor, are unable to find suitable investments, we will hold the proceeds from our offering in an interest-bearing account, invest the proceeds in short-term, investment-grade investments or, if we cannot find at least one suitable investment within one year after we reach our minimum offering, or if our board of directors determines it is in the best interests of our stockholders, liquidate. In such an event, our ability to pay distributions to our stockholders would be adversely affected.

We may suffer from delays in locating suitable investments, which could adversely affect our ability to make distributions and the value of your investment.

We could suffer from delays in locating suitable investments, particularly as a result of our reliance on our Advisor at times when management of our Advisor is simultaneously seeking to locate suitable investments for other affiliated programs including American Realty Capital Trust, Inc., or ARCT, Phillips Edison – ARC Shopping Center REIT, Inc., or PEARC, American Realty Capital Healthcare Trust, Inc., or ARC HT, American Realty Capital – Retail Centers of America, Inc., or ARC RCA, and Business Development Corporation of America, Inc., or BDCA, each of which are American Realty Capital sponsored programs that have been declared effective by the SEC, in addition to American Realty Capital Trust II, Inc, or ARCT II, American Realty Capital Trust III, or ARCT III, ARC – Northcliffe Income Properties, Inc., or ARC-Northcliffe and American Realty Capital Properties, Inc., or ARCP, each of which are American Realty Capital sponsored programs that are currently in registration with the SEC. Delays we encounter in the selection, acquisition and, if we develop properties, development of income-producing properties, likely would adversely affect our ability to make distributions and the value of your overall returns. In such event, we may pay all or a substantial portion of our distributions from the proceeds of our offering or from borrowings in anticipation of future cash flow, which may constitute a return of your capital. We have not established any limit on the amount of proceeds from our offering that may be used to fund distributions, except that, in accordance with our organizational documents and Maryland law, we may not make distributions that would; (1) cause us to be unable to pay our debts as they become due in the usual course of business; (2) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences, if any; or (3) jeopardize our ability to qualify as a REIT. Distributions from the proceeds of our offering or from borrowings also could reduce the amount of capital we ultimately invest in properties. This, in turn, would reduce the value of your investment. In particular, where we acquire properties prior to the start of construction or during the early stages of construction, it typically will take several months to complete construction and rent available space. Therefore, you could suffer delays in the receipt of cash distributions attributable to those particular properties. If New York Recovery Advisors, LLC is unable to obtain suitable investments, we will hold the proceeds of our offering in an interest-bearing account or invest the proceeds in short-term, investment-grade investments. If we cannot invest proceeds from our offering within a reasonable amount of time, or if our board of directors determines it is in the best interests of our stockholders, we will return the uninvested proceeds to investors.

Our properties may be adversely affected by the current economic downturn, as well as economic cycles and risks inherent to the New York MSA, especially New York City.

We expect to use substantially all the net proceeds of our offering to acquire quality income-producing commercial real estate located predominantly in New York City and elsewhere in the New York MSA. Any adverse situation that disproportionately affects the New York MSA, including a continuation or worsening of the current economic downturn, would have a magnified adverse effect on our portfolio. Real estate markets are subject to economic downturns, as they have been in the past, and we cannot predict how economic conditions will impact this markets in both the short and long term. Declines in the economy or a decline in the real estate market in the New York MSA could hurt our financial performance and the value of our properties. The factors affecting economic conditions in the New York MSA include:

•	financial performance and productivity of the publishing, advertising, financial, technology, retail, insurance and real estate industries;

•	business layoffs or downsizing;

•	industry slowdowns;

•	relocations of businesses;

•	changing demographics;

•	increased telecommuting and use of alternative work places;

•	infrastructure quality;

•	any oversupply of, or reduced demand for, real estate;

•	concessions or reduced rental rates under new leases for properties where tenants defaulted; and

•	increased insurance premiums.

In addition, since rental income from office properties fluctuates with general market and economic conditions, our office properties located in the New York MSA may be adversely affected during periods of diminished economic growth and a decline in white-collar employment. We may experience a decrease in occupancy and rental rates accompanied by increases in the cost of re-leasing space (including for tenant improvements) and in uncollectible receivables. Early lease terminations may significantly contribute to a decline in occupancy of our office properties and may adversely affect our profitability. While lease termination fees increase current period income, future rental income may be diminished because, during periods in which market rents decline, it is unlikely that we will collect from replacement tenants the full contracted amount which had been payable under the terminated leases.

The capital and credit markets have been experiencing extreme volatility and disruption for over two years. A protracted economic downturn could have a negative impact on our portfolio. If real property or other real estate related asset values continue to decline after we acquire them, we may have a difficult time making new acquisitions or generating returns on your investment. If the current debt market environment persists, we may modify our investment strategy in order to optimize our portfolio performance. Our options would include limiting or eliminating the use of debt and focusing on those investments that do not require the use of leverage to meet our portfolio goals.

It is impossible for us to assess with certainty the future effects of the current adverse trends in the economic and investment climates of the geographic area in which we concentrate, and more generally of the United States, or the real estate markets in this area. If the current economic downturn persists or if there is any further local, national or global worsening of the current economic downturn, our businesses and future profitability will be adversely affected.

Because our properties will be located primarily in New York City, our portfolio may be concentrated in properties of substantial size.

We anticipate having significant investments in the New York MSA, primarily in New York City, where individual property values may be substantially higher than in other geographic areas in the United States or abroad. We may acquire one or more individual properties with high acquisition costs. As a result, our portfolio may be concentrated in few properties of substantial size. Any adverse situation that disproportionately affects the New York MSA would have a magnified adverse effect on our portfolio.

Terrorist attacks, such as those of September 11, 2001 in New York City, may adversely affect the value of our properties and our ability to generate cash flow.

We anticipate having significant investments in the New York MSA, primarily in New York City. In the aftermath of a terrorist attack, tenants in these areas may choose to relocate their businesses to less populated, lower-profile areas of the United States that may be perceived to be less likely targets of future terrorist activity and fewer customers may choose to patronize businesses in these areas. This in turn would trigger a decrease in the demand for space in these areas, which could increase vacancies in our properties and force us to lease space on less favorable terms. As a result, the value of our properties and the level of our revenues and cash flows could decline materially.

If we are unable to raise substantial funds, we will be limited in the number and type of investments we may make and the value of your investment in us will fluctuate with the performance of the specific properties we acquire.

Our offering is being made on a best efforts basis, whereby the Dealer Manager is only required to use its best efforts to sell our shares and has no firm commitment or obligation to purchase any of the shares. As a result, the amount of proceeds we raise in our offering may be substantially less than the amount we would need to achieve a broadly diversified property portfolio. If we are unable to raise substantially more than the minimum offering amount, we will make fewer investments resulting in less diversification in terms of the number of investments owned, the geographic regions in which our investments are located and the types of investments that we make. In such event, the likelihood of our profitability being affected by the performance of any one of our investments will increase. For example, if we are unable to sell additional shares, we may not be able to make any additional investments. If we are not able to make any additional investments, we would not achieve any asset diversification. Additionally, we are not limited in the number or size of our investments or the percentage of net proceeds we may dedicate to a single investment. Your investment in our shares will be subject to greater risk to the extent that we lack a diversified portfolio of investments. In addition, our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, and our financial condition and ability to pay distributions could be adversely affected.

If our Advisor loses or is unable to obtain key personnel, our ability to implement our investment strategies could be delayed or hindered, which could adversely affect our ability to make distributions and the value of your investment.

Our success depends to a significant degree upon the contributions of certain of our executive officers and other key personnel of our Advisor, including Nicholas S. Schorsch and William M. Kahane, each of whom would be difficult to replace. Our Advisor does not have an employment agreement with any of these key personnel and we cannot guarantee that all, or any particular one, will remain affiliated with us and/or our Advisor. If any of our key personnel were to cease their affiliation with our Advisor, our operating results could suffer. Further, we do not intend to separately maintain key person life insurance on Messrs. Schorsch or Kahane or any other person. We believe that our future success depends, in large part, upon our Advisor’s ability to hire and retain highly skilled managerial, operational and marketing personnel. Competition for such personnel is intense, and we cannot assure you that our Advisor will be successful in attracting and retaining such skilled personnel. If our Advisor loses or is unable to obtain the services of key personnel, our ability to implement our investment strategies could be delayed or hindered, and the value of your investment may decline.

We may be unable to pay or maintain distributions from cash available from operations or increase distributions over time.

There are many factors that can affect the availability and timing of cash distributions to stockholders. We intend to pay distributions from cash available from our operations. The amount of cash available for distributions is affected by many factors, such as our ability to buy properties as offering proceeds become available, rental income from such properties and our operating expense levels, as well as many other variables. Actual cash available for distributions may vary substantially from estimates. With no prior operating history, we cannot assure you that we will be able to pay or maintain our current level of distributions or that distributions will increase over time. We cannot give any assurance that rents from the properties will increase, that the securities we buy will increase in value or provide constant or increased distributions over time, or that future acquisitions of real properties, mortgage, bridge or mezzanine loans or any investments in securities will increase our cash available for distributions to stockholders. Our actual results may differ significantly from the assumptions used by our board of directors in establishing the distribution rate to stockholders. We may not have sufficient cash from operations to make a distribution required to qualify for or maintain our REIT status. We may pay distributions from unlimited amounts of any source. For example, we may borrow money or use proceeds from our offering to make distributions. Any such distributions will constitute a return of capital and may reduce the amount of capital we ultimately invest in properties and negatively impact the value of your investment. In addition, we may issue additional securities or sell assets to fund distribution payments.

Our rights and the rights of our stockholders to recover claims against our officers, directors and our Advisor are limited, which could reduce your and our recovery against them if they cause us to incur losses.

Maryland law provides that a director has no liability in that capacity if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in the corporation’s best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. In addition, subject to certain limitations set forth therein or under Maryland law, our charter provides that no director or officer will be liable to us or our stockholders for monetary damages and requires us to indemnify our directors, officers and Advisor and our Advisor’s affiliates and permits us to indemnify our employees and agents. However, as required by the NASAA REIT Guidelines, our charter provides that we may not indemnify a director, our Advisor or an affiliate of our Advisor for any loss or liability suffered by any of them or hold harmless such indemnitee for any loss or liability suffered by us unless; (1) the indemnitee determined, in good faith, that the course of conduct that caused the loss or liability was in our best interests, (2) the indemnitee was acting on behalf of or performing services for us, (3) the liability or loss was not the result of (A) negligence or misconduct, in the case of a director (other than an independent director), the Advisor or an affiliate of the Advisor, or (B) gross negligence or willful misconduct, in the case of an independent director, and (4) the indemnification or agreement to hold harmless is recoverable only out of our net assets and not from our stockholders. Although our charter does not allow us to indemnify or hold harmless an indemnitee to a greater extent than permitted under Maryland law and the NASAA REIT Guidelines, we and our stockholders may have more limited rights against our directors, officers, employees and agents, and our Advisor and its affiliates, than might otherwise exist under common law, which could reduce your and our recovery against them. In addition, we may be obligated to fund the defense costs incurred by our directors, officers, employees and agents or our Advisor and its affiliates in some cases which would decrease the cash otherwise available for distribution to you.

Risks Related to Conflicts of Interest

We will be subject to conflicts of interest arising out of our relationships with our Advisor and its affiliates, including the material conflicts discussed below.

New York Recovery Advisors, LLC will face conflicts of interest relating to the purchase and leasing of properties, and such conflicts may not be resolved in our favor, which could adversely affect our investment opportunities.

Affiliates of our Advisor have sponsored other real estate investment programs, including ACRT, PEARC, ARC HT, ARC RCA, ARCT II, ARCT III, ARC-Northcliffe and ARCP. ARCT commenced its initial public offering of 150.0 million shares of common stock on January 25, 2008 and has acquired 259 properties, primarily comprised of freestanding, single-tenant retail and commercial properties that are net leased to investment grade and other creditworthy tenants. As of December 31, 2010, ARCT had total real estate investments, at cost, of approximately $872.3 million. PEARC intends to invest primarily in necessity-based neighborhood and community shopping centers throughout the United States, with a focus on grocery anchored shopping centers. ARC HT intends to invest primarily in medical office buildings and healthcare-related facilities in the United States. ARC RCA intends to invest primarily in existing anchored, stabilized core retail properties, including power centers, lifestyle centers, grocery-anchored shopping centers and other need-based shopping centers located in the United States and at least 80% leased at the time of acquisition. ARCT II intends to invest primarily in free-standing, single-tenant bank branch, convenience store, retail, office and industrial properties that are double-net and triple-net leased to investment grade and other creditworthy tenants. ARCT III intends to invest primarily in free-standing retail properties that are double-net and triple-net leased to investment grade and other creditworthy tenants. ARC-Northcliffe intends to invest primarily in tenant commercial properties and lease them back to the sellers pursuant to leases generally having terms of at least ten years in the United States and Europe. ARCP intends to invest in commercial properties with medium term net leases. Affiliates of our Advisor may sponsor additional other real estate investment programs in the future. We may buy properties at the same time and/or in the same geographic areas as one or more of the other American Realty Capital-sponsored programs managed by officers and key personnel of our Advisor. There is a risk our Advisor will choose a property that provides lower returns to us than a property purchased by another American Realty Capital-sponsored program. We cannot be sure that officers and key personnel acting on behalf of our Advisor and on behalf of managers of other American Realty Capital-sponsored programs will act in our best interests when deciding whether to allocate any particular property to us. Also, although our board of directors adopted a policy whereby we may not acquire properties from affiliated entities, we may in the future, with the approval of our board, change our policy and acquire properties from, or sell properties to, other American Realty Capital-sponsored programs, and although we will do so consistent with our investment procedures, objectives and policies, transactions entered between us and our affiliates will not be subject to arm’s-length negotiations, which could mean that the acquisitions may be on terms less favorable to us than those negotiated with unaffiliated parties. However, our charter provides that the purchase price of any property acquired from an affiliate may not exceed its fair market value as determined by a qualified independent appraiser selected by our independent directors. In addition, a majority of our directors, including a majority of independent directors, who have no financial interest in the transaction, must determine that the transaction is fair and reasonable to us and that the transaction is at a price to us not greater than the cost to our affiliate or, if the price to us exceeds the cost paid by our affiliate, that there is substantial justification for the excess cost. Furthermore, if one of the other American Realty Capital-sponsored programs attracts a tenant that we are competing for, we could suffer a loss of revenue due to delays in locating another suitable tenant. You will not have the opportunity to evaluate the manner in which these conflicts of interest are resolved before or after making your investment. Similar conflicts of interest may apply if our Advisor determines to make or purchase mortgage, bridge or mezzanine loans or participations therein on our behalf, since other American Realty Capital-sponsored programs may be competing with us for these investments.

New York Recovery Advisors, LLC faces conflicts of interest relating to joint ventures, which could result in a disproportionate benefit to the other venture partners at our expense.

We have entered into a joint venture agreement with an affiliated entity, American Realty Capital Operating Partnership, L.P., and may enter into joint ventures with other American Realty Capital-sponsored programs for the acquisition, development or improvement of properties. New York Recovery Advisors, LLC may have conflicts of interest in determining which American Realty Capital-sponsored program should enter into any particular joint venture agreement. The co-venturer may have economic or business interests or goals that are or may become inconsistent with our business interests or goals. In addition, New York Recovery Advisors, LLC may face a conflict in structuring the terms of the relationship between our interests and the interest of the affiliated co-venturer and in managing the joint venture. Since New York Recovery Advisors, LLC and its affiliates will control both the affiliated co-venturer and, to a certain extent, us, agreements and transactions between the co-venturers with respect to any such joint venture will not have the benefit of arm’s-length negotiation of the type normally conducted between unrelated co-venturers, which may result in the co-venturer receiving benefits greater than the benefits that we receive. In addition, we may assume liabilities related to the joint venture that exceeds the percentage of our investment in the joint venture.

New York Recovery Advisors, LLC and its officers and employees and certain of our key personnel face competing demands relating to their time, and this may cause our operating results to suffer.

New York Recovery Advisors, LLC and its officers and employees and certain of our key personnel and their respective affiliates are key personnel, general partners and sponsors of other real estate programs having investment objectives and legal and financial obligations similar to ours and may have other business interests as well. Because these persons have competing demands on their time and resources, they may have conflicts of interest in allocating their time between our business and these other activities. If this occurs, the returns on our investments may suffer.

Our officers and directors face conflicts of interest related to the positions they hold with affiliated entities, which could hinder our ability to successfully implement our business strategy and to generate returns to you.

Certain of our executive officers, including Nicholas S. Schorsch, who also serves as the chairman of our board of directors, and William M. Kahane, our president, also are officers of our Advisor, our Property Manager, our Dealer Manager and other affiliated entities, including the advisor and property manager of other REITs sponsored by the American Realty Capital group of companies. As a result, these individuals owe fiduciary duties to these other entities and their stockholders and limited partners, which fiduciary duties may conflict with the duties that they owe to us and our stockholders. Their loyalties to these other entities could result in actions or inactions that are detrimental to our business, which could harm the implementation of our business strategy and our investment and leasing opportunities. Conflicts with our business and interests are most likely to arise from involvement in activities related to (a) allocation of new investments and management time and services between us and the other entities, (b) our purchase of properties from, or sale of properties, to affiliated entities, (c) the timing and terms of the investment in or sale of an asset, (d) development of our properties by affiliates, (e) investments with affiliates of our Advisor, (f) compensation to our Advisor, and (g) our relationship with our Dealer Manager and Property Manager. If we do not successfully implement our business strategy, we may be unable to generate cash needed to make distributions to you and to maintain or increase the value of our assets. If these individuals act or fail to act in a manner that is detrimental to our business or favor one entity over another, they may be subject to liability for breach of fiduciary duty.

New York Recovery Advisors, LLC faces conflicts of interest relating to the incentive fee structure under our advisory agreement, which could result in actions that are not necessarily in the long-term best interests of our stockholders.

Under our advisory agreement, New York Recovery Advisors, LLC or its affiliates will be entitled to fees that are structured in a manner intended to provide incentives to our Advisor to perform in our best interests and in the best interests of our stockholders. However, because our Advisor does not maintain a significant equity interest in us and is entitled to receive substantial minimum compensation regardless of performance, our Advisor’s interests are not wholly aligned with those of our stockholders. In that regard, our Advisor could be motivated to recommend riskier or more speculative investments in order for us to generate the specified levels of performance or sales proceeds that would entitle our Advisor to fees. In addition, our Advisor’s or its affiliates’ entitlement to fees upon the sale of our assets and to participate in sale proceeds could result in our Advisor recommending sales of our investments at the earliest possible time at which sales of investments would produce the level of return that would entitle the Advisor to compensation relating to such sales, even if continued ownership of those investments might be in our best long-term interest. Our advisory agreement will require us to pay a performance-based termination fee to our Advisor or its affiliates if we terminate the advisory agreement prior to the listing of our shares for trading on an exchange or, absent such listing, in respect of its participation in net sales proceeds. To avoid paying this fee, our independent directors may decide against terminating the advisory agreement prior to our listing of our shares or disposition of our investments even if, but for the termination fee, termination of the advisory agreement would be in our best interest. In addition, the requirement to pay the fee to the Advisor or its affiliates at termination could cause us to make different investment or disposition decisions than we would otherwise make, in order to satisfy our obligation to pay the fee to the terminated Advisor. Moreover, our Advisor will have the right to terminate the advisory agreement upon a change of control of our company and thereby trigger the payment of the performance fee, which could have the effect of delaying, deferring or preventing the change of control.

There is no separate counsel for us and our affiliates, which could result in conflicts of interest.

Proskauer Rose LLP acts as legal counsel to us and also represents our Advisor and some of its affiliates. There is a possibility in the future that the interests of the various parties may become adverse and, under the Code of Professional Responsibility of the legal profession, Proskauer Rose LLP may be precluded from representing any one or all such parties. If any situation arises in which our interests appear to be in conflict with those of our Advisor or its affiliates, additional counsel may be retained by one or more of the parties to assure that their interests are adequately protected. Moreover, should a conflict of interest not be readily apparent, Proskauer Rose LLP may inadvertently act in derogation of the interest of the parties which could affect our ability to meet our investment objectives.

Risks Related to Our Offering and Our Corporate Structure

The limit on the number of shares a person may own may discourage a takeover that could otherwise result in a premium price to our stockholders.

Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT. Unless exempted by our board of directors, no person may own more than 9.8% in value of the aggregate of the outstanding shares of our stock or more than 9.8% (in value or in number, whichever is more restrictive) of any class or series of the shares of our stock. This restriction may have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all our assets) that might provide a premium price for holders of our common stock.

Our charter permits our board of directors to issue stock with terms that may subordinate the rights of common stockholders or discourage a third party from acquiring us in a manner that might result in a premium price to our stockholders.

Our charter permits our board of directors to issue up to 250.0 million shares of stock. In addition, our board of directors, without any action by our stockholders, may amend our charter from time to time to increase or decrease the aggregate number of shares or the number of shares of any class or series of stock that we have authority to issue. Our board of directors may classify or reclassify any unissued common stock or preferred stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications and terms or conditions of redemption of any such stock. Thus, our board of directors could authorize the issuance of preferred stock with terms and conditions that could have a priority as to distributions and amounts payable upon liquidation over the rights of the holders of our common stock. Preferred stock could also have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all our assets) that might provide a premium price for holders of our common stock.

Maryland law prohibits certain business combinations, which may make it more difficult for us to be acquired and may limit your ability to exit the investment.

Under Maryland law, “business combinations” between a Maryland corporation and an interested stockholder or an affiliate of an interested stockholder are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder. These business combinations include a merger, consolidation, share exchange or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities. An interested stockholder is defined as:

•	any person who beneficially owns 10% or more of the voting power of the corporation’s outstanding voting stock; or

•
an affiliate or associate of the corporation who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of the voting power of the then outstanding stock of the corporation.

A person is not an interested stockholder under the statute if the board of directors approved in advance the transaction by which he or she otherwise would have become an interested stockholder. However, in approving a transaction, the board of directors may provide that its approval is subject to compliance, at or after the time of approval, with any terms and conditions determined by the board.

After the five-year prohibition, any business combination between the Maryland corporation and an interested stockholder generally must be recommended by the board of directors of the corporation and approved by the affirmative vote of at least:

•	80% of the votes entitled to be cast by holders of outstanding shares of voting stock of the corporation; and

•
two-thirds of the votes entitled to be cast by holders of voting stock of the corporation other than shares held by the interested stockholder with whom or with whose affiliate the business combination is to be effected or held by an affiliate or associate of the interested stockholder.

These super-majority vote requirements do not apply if the corporation’s common stockholders receive a minimum price, as defined under Maryland law, for their shares in the form of cash or other consideration in the same form as previously paid by the interested stockholder for its shares. The business combination statute permits various exemptions from its provisions, including business combinations that are exempted by the board of directors prior to the time that the interested stockholder becomes an interested stockholder. Pursuant to the statute, our board of directors has exempted any business combination involving New York Recovery Advisors, LLC or any affiliate of New York Recovery Advisors, LLC. Consequently, the five-year prohibition and the super-majority vote requirements will not apply to business combinations between us and New York Recovery Advisors, LLC or any affiliate of New York Recovery Advisors, LLC. As a result, New York Recovery Advisors, LLC and any affiliate of New York Recovery Advisors, LLC may be able to enter into business combinations with us that may not be in the best interest of our stockholders, without compliance with the super-majority vote requirements and the other provisions of the statute. The business combination statute may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer.

Maryland law limits the ability of a third-party to buy a large stake in us and exercise voting power in electing directors.

The Maryland Control Share Acquisition Act provides that “control shares” of a Maryland corporation acquired in a “control share acquisition” have no voting rights except to the extent approved by stockholders by a vote of two-thirds of the votes entitled to be cast on the matter. Shares of stock owned by the acquirer, by officers or by employees who are directors of the corporation, are excluded from shares entitled to vote on the matter. “Control shares” are voting shares of stock which, if aggregated with all other shares of stock owned by the acquirer or in respect of which the acquirer can exercise or direct the exercise of voting power (except solely by virtue of a revocable proxy), would entitle the acquirer to exercise voting power in electing directors within specified ranges of voting power. Control shares do not include shares the acquiring person is then entitled to vote as a result of having previously obtained stockholder approval. A “control share acquisition” means the acquisition of issued and outstanding control shares. The control share acquisition statute does not apply (a) to shares acquired in a merger, consolidation or share exchange if the corporation is a party to the transaction, or (b) to acquisitions approved or exempted by the charter or by-laws of the corporation. Our by-laws contain a provision exempting from the Control Share Acquisition Act any and all acquisitions of our stock by any person. There can be no assurance that this provision will not be amended or eliminated at any time in the future.

Your investment return may be reduced if we are required to register as an investment company under the Investment Company Act.

The company is not registered, and does not intend to register itself or any of its subsidiaries, as an investment company under the Investment Company Act. If we become obligated to register the company or any of its subsidiaries as an investment company, the registered entity would have to comply with a variety of substantive requirements under the Investment Company Act imposing, among other things:

•	limitations on capital structure;

•	restrictions on specified investments;

•	prohibitions on transactions with affiliates; and

•	compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly change our operations.

The company intends to conduct its operations, directly and through wholly or majority-owned subsidiaries, so that the company and each of its subsidiaries are exempt from registration as an investment company under the Investment Company Act. Under Section 3(a)(1)(A) of the Investment Company Act, a company is deemed to be an “investment company” if it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities. Under Section 3(a)(1)(C) of the Investment Company Act, a company is deemed to be an “investment company” if it is engaged, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and owns or propose to acquire “investment securities” having a value exceeding 40% of the value of its total assets on an unconsolidated basis, which we refer to as the “40% test.”

Since we will be primarily engaged in the business of acquiring real estate, we believe that the company and most, if not all, of its wholly and majority-owned subsidiaries will not be considered investment companies under either Section 3(a)(1)(A) or Section 3(a)(1)(C) of the Investment Company Act. If the company or any of its wholly or majority-owned subsidiaries would ever inadvertently fall within one of the definitions of “investment company,” we intend to rely on the exception provided by Section 3(c)(5)(C) of the Investment Company Act.

Under Section 3(c)(5)(C), the SEC staff generally requires the company to maintain at least 55% of its assets directly in qualifying assets and at least 80% of the entity’s assets in qualifying assets and in a broader category of real estate related assets to qualify for this exception. Mortgage-related securities may or may not constitute such qualifying assets, depending on the characteristics of the mortgage-related securities, including the rights that we have with respect to the underlying loans. The company’s ownership of mortgage-related securities, therefore, is limited by provisions of the Investment Company Act and SEC staff interpretations.

The method we use to classify our assets for purposes of the Investment Company Act will be based in large measure upon no-action positions taken by the SEC staff in the past. These no-action positions were issued in accordance with factual situations that may be substantially different from the factual situations we may face, and a number of these no-action positions were issued more than ten years ago. No assurance can be given that the SEC staff will concur with our classification of our assets. In addition, the SEC staff may, in the future, issue further guidance that may require us to re-classify our assets for purposes of qualifying for an exclusion from regulation under the Investment Company Act. If we are required to re-classify our assets, we may no longer be in compliance with the exclusion from the definition of an “investment company” provided by Section 3(c)(5)(C) of the Investment Company Act.

A change in the value of any of our assets could cause us or one or more of our wholly or majority-owned subsidiaries to fall within the definition of “investment company” and negatively affect our ability to maintain our exemption from regulation under the Investment Company Act. To avoid being required to register the company or any of its subsidiaries as an investment company under the Investment Company Act, we may be unable to sell assets we would otherwise want to sell and may need to sell assets we would otherwise wish to retain. In addition, we may have to acquire additional income- or loss-generating assets that we might not otherwise have acquired or may have to forgo opportunities to acquire interests in companies that we would otherwise want to acquire and would be important to our investment strategy.

If we were required to register the company as an investment company but failed to do so, we would be prohibited from engaging in our business, and criminal and civil actions could be brought against us. In addition, our contracts would be unenforceable unless a court required enforcement, and a court could appoint a receiver to take control of us and liquidate our business.

You are bound by the majority vote on matters on which you are entitled to vote, and therefore, your vote on a particular matter may be superseded by the vote of others.

You may vote on certain matters at any annual or special meeting of stockholders, including the election of directors. However, you will be bound by the majority vote on matters requiring approval of a majority of the stockholders even if you do not vote with the majority on any such matter.

If you do not agree with the decisions of our board of directors, you only have limited control over changes in our policies and operations and may not be able to change such policies and operations.

Our board of directors determines our major policies, including our policies regarding investments, financing, growth, debt capitalization, REIT qualification and distributions. Our board of directors may amend or revise these and other policies without a vote of the stockholders except to the extent that such policies are set forth in our charter. Under the Maryland General Corporation Law and our charter, our stockholders have a right to vote only on the following:

•	the election or removal of directors;

•
any amendment of our charter (including a change in our investment objectives), except that our board of directors may amend our charter without stockholder approval to (a) increase or decrease the aggregate number of our shares or the number of shares of any class or series that we have the authority to issue, (b) effect certain reverse stock splits, and (c) change our name or the name or other designation or the par value of any class or series of our stock and the aggregate par value of our stock;

•	our liquidation or dissolution;

•	certain reorganizations of our company, as provided in our charter; and

•	certain mergers, consolidations or sales or other dispositions of all or substantially all our assets, as provided in our charter.

All other matters are subject to the discretion of our board of directors.

Our board of directors may change our investment policies without stockholder approval, which could alter the nature of your investments.

Our charter requires that our independent directors review our investment policies at least annually to determine that the policies we are following are in the best interest of the stockholders. These policies may change over time. The methods of implementing our investment policies also may vary, as new real estate development trends emerge and new investment techniques are developed. Our investment policies, the methods for their implementation, and our other objectives, policies and procedures may be altered by our board of directors without the approval of our stockholders. As a result, the nature of your investment could change without your consent.

We will not calculate the net asset value per share for our shares until 18 months after completion of our last offering, therefore, you will not be able to determine the net asset value of your shares on an ongoing basis during our offering and for a substantial period of time thereafter.

We do not intend to calculate the net asset value per share for our shares until 18 months after the completion of our last offering. Beginning 18 months after the completion of the last offering of our shares (excluding offerings under our distribution reinvestment plan), our board of directors will determine the value of our properties and our other assets based on such information as our board determines appropriate, which may or may not include independent valuations of our properties or of our enterprise as a whole. We will disclose this net asset value to stockholders in our filings with the SEC. Therefore, you will not be able to determine the net asset value of your shares on an ongoing basis during our offering.

You are limited in your ability to sell your shares pursuant to our share repurchase program and may have to hold your shares for an indefinite period of time.

Our board of directors may amend the terms of our share repurchase program without stockholder approval. Our board of directors also is free to suspend or terminate the program upon 30 days’ notice or to reject any request for repurchase. In addition, the share repurchase program includes numerous restrictions that would limit your ability to sell your shares. Generally, you must have held your shares for at least one year in order to participate in our share repurchase program. Subject to funds being available, the purchase price for shares repurchased under our share repurchase program will be as set forth below until we establish an estimated value of our shares. We do not currently anticipate obtaining appraisals for our investments (other than investments in transactions with our Sponsor, Advisor, directors or their respective affiliates) and, accordingly, the estimated value of our investments should not be viewed as an accurate reflection of the fair market value of our investments nor will they represent the amount of net proceeds that would result from an immediate sale of our assets. We expect to begin establishing an estimated value of our shares based on the value of our real estate and real estate-related investments beginning 18 months after the close of our offering. We will retain persons independent of us and our Advisor to prepare the estimated value of our shares. Only those stockholders who purchased their shares from us or received their shares from us (directly or indirectly) through one or more non-cash transactions may be able to participate in the share redemption program. In other words, once our shares are transferred for value by a stockholder, the transferee and all subsequent holders of the shares are not eligible to participate in the share redemption program. We will repurchase shares on the last business day of each quarter (and in all events on a date other than a dividend payment date). Prior to establishing the estimated value of our shares, the price per share that we will pay to repurchase shares of our common stock will be as follows: (a) the lower of $9.25 or 92.5% of the price paid to acquire the shares from us for stockholders who have continuously held their shares for at least one year, (b) the lower of $9.50 or 95.0% of the price paid to acquire the shares from us for stockholders who have continuously held their shares for at least two years, (c) the lower of $9.75 or 97.5% of the price paid to acquire the shares from us for stockholders who have continuously held their shares for at least three years, and (d) the lower of $10.00 or 100% of the price paid to acquire the shares from us for stockholders who have continuously held their shares for at least four years (in each case, as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock). These limits might prevent us from accommodating all repurchase requests made in any year. These restrictions severely limit your ability to sell your shares should you require liquidity, and limit your ability to recover the value you invested or the fair market value of your shares.

We established the offering price on an arbitrary basis; as a result, the actual value of your investment may be substantially less than what you pay.

Our board of directors has arbitrarily determined the selling price of the shares, and such price bears no relationship to our book or asset values, or to any other established criteria for valuing issued or outstanding shares. Because the offering price is not based upon any independent valuation, the offering price is not indicative of the proceeds that you would receive upon liquidation.

Your interest in us will be diluted if we issue additional shares.

Existing stockholders and potential investors in our offering do not have preemptive rights to any shares issued by us in the future. Our charter currently has authorized 250.0 million shares of stock, of which 240.0 million shares are designated as common stock and 10.0 million are designated as preferred stock. Subject to any limitations set forth under Maryland law, our board of directors may increase or decrease the aggregate number of authorized shares of stock, increase or decrease the number of shares of any class or series of stock designated, or reclassify any unissued shares without the necessity of obtaining stockholder approval. All such shares may be issued in the discretion of our board of directors. Existing stockholders and investors purchasing shares in our offering likely will suffer dilution of their equity investment in us, if we: (a) sell shares in our offering or sell additional shares in the future, including those issued pursuant to our distribution reinvestment plan; (b) sell securities that are convertible into shares of our common stock; (c) issue shares of our common stock in a private offering of securities to institutional investors; (d) issue restricted share awards to our directors; (e) issue shares to our Advisor or its successors or assigns, in payment of an outstanding fee obligation as set forth under our advisory agreement; or (f) issue shares of our common stock to sellers of properties acquired by us in connection with an exchange of limited partnership interests of New York Recovery Operating Partnership, L.P., existing stockholders and investors purchasing shares in our offering will likely experience dilution of their equity investment in us. In addition, the partnership agreement for New York Recovery Operating Partnership, L.P. contains provisions that would allow, under certain circumstances, other entities, including other American Realty Capital-sponsored programs, to merge into or cause the exchange or conversion of their interest for interests of New York Recovery Operating Partnership, L.P. Because the limited partnership interests of New York Recovery Operating Partnership, L.P. may, in the discretion of our board of directors, be exchanged for shares of our common stock, any merger, exchange or conversion between New York Recovery Operating Partnership, L.P. and another entity ultimately could result in the issuance of a substantial number of shares of our common stock, thereby diluting the percentage ownership interest of other stockholders. Because of these and other reasons described in this “Risk Factors” section, you should not expect to be able to own a significant percentage of our shares.

Future offerings of equity securities which are senior to our common stock for purposes of dividend distributions or upon liquidation may adversely affect the per share trading price of our common stock.

In the future, we may attempt to increase our capital resources by making additional offerings of equity securities. Under our charter, we may issue, without stockholder approval, preferred stock or other classes of common stock with rights that could dilute the value of your shares of common stock. Any issuance of preferred stock must be approved by a majority of our independent directors not otherwise interested in the transaction, who will have access, at our expense, to our legal counsel or to independent legal counsel. Upon liquidation, holders of our shares of preferred stock having a preference as to dividend distributions or upon liquidation will be entitled to receive our available assets prior to distribution to the holders of our common stock. Additionally, any convertible, exercisable or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock and may result in dilution to owners of our common stock. Holders of our common stock are not entitled to preemptive rights or other protections against dilution. Our preferred stock, if issued, could have a preference on liquidating distributions or a preference on dividend payments that could limit our ability pay a liquidating distribution or dividends to the holders of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our stockholders bear the risk of our future offerings reducing the per share trading price of our common stock and diluting their interest in us.

Your investment will be diluted upon conversion of the convertible stock.

On December 22, 2009, we commenced a private offering to accredited investors of up to $50.0 million in shares of our 8% series A convertible preferred stock (the “Preferred Shares) subject to an option to increase the offering up to $100.0 million in shares of our preferred stock. This private offering was terminated on September 2, 2010, the effective date of the registration statement with respect to our common shares. As of December 31, 2010, we had received aggregate gross offering proceeds, net of certain discounts, of approximately $17.0 million from the sale of approximately 2.0 million shares in this private offering. The Preferred Shares are convertible in whole or in part into shares of common stock after September 2, 2011, the first anniversary of the final closing of the private offering at a conversion price of $9.00 per share (subject to discounts to a price not less than $8.50). This conversion price is at a discount from the public offering price of our common stock pursuant to our offering and will result dilution of our stockholders’ interest in us.

Payment of fees to New York Recovery Advisors, LLC and its affiliates reduces cash available for investment and distribution.

New York Recovery Advisors, LLC and its affiliates will perform services for us in connection with the offer and sale of the shares, the selection and acquisition of our investments, and the management and leasing of our properties, the servicing of our mortgage, bridge or mezzanine loans, if any, and the administration of our other investments. They are paid substantial fees for these services, which reduces the amount of cash available for investment in properties or distribution to stockholders. Such fees and reimbursements include, but are not limited to: (i) a property management fee of 4% of gross revenues from properties managed; (ii) an asset management fee equal to 0.75% of the cost our assets (provided, however, that no fee will accrue or be payable on assets acquired using the proceeds from the private offering until we have sufficient cash flow to pay dividends on the preferred shares); (iii) reimbursement of up to 1.5% of gross offering proceeds for organization and offering expenses; (iv) acquisition fees equal to 1.0% of the contract purchase price of each property or asset that we acquire (including our pro rata share of debt attributable to such property) and 1.0% of the amount advanced for a loan or other investment (including our pro rata share of debt attributable to such investment), along with reimbursement of acquisition expenses; (v) reimbursement for expenses actually incurred (including personnel costs) related to selecting, evaluating and acquiring assets on our behalf; (vi) a financing coordination fee equal to 0.75% of the amount available and/or outstanding under any debt financing that we obtain and use for the acquisition of properties and other investments or that is assumed, directly or indirectly, in connection with the acquisition of properties; (vii) a real estate commission paid on the sale of property, up to the lesser of 2% and one-half of the total brokerage commission paid if a third party broker is also involved; (viii) a subordinated participation in net sale proceeds equal to 15% of remaining Net Sale Proceeds (as defined in the advisory agreement) after return of capital contributions plus payment to investors of an annual 6% cumulative, pre-tax, non-compounded return on the capital contributed by investors; (ix) a subordinated incentive listing fee equal to 15% of the amount by which the sum of our adjusted market value plus distributions exceeds the sum of the aggregate capital contributed by investors plus an amount equal to an annual 6% cumulative, pre-tax, non-compounded return to investors; and (x) a subordinated termination fee, in each case subject to the conditions set forth in the advisory agreement.

Because of our holding company structure, we depend on our operating subsidiary and its subsidiaries for cash flow and we will be structurally subordinated in right of payment to the obligations of such operating subsidiary and its subsidiaries.

We are a holding company with no business operations of our own. Our only significant asset is and will be the general partnership interests of our operating partnership. We conduct, and intend to conduct, all of our business operations through our operating partnership. Accordingly, our only source of cash to pay our obligations is distributions from our operating partnership and its subsidiaries of their net earnings and cash flows. We cannot assure you that our operating partnership or its subsidiaries will be able to, or be permitted to, make distributions to us that will enable us to make distributions to our stockholders from cash flows from operations. Each of our operating partnership’s subsidiaries is a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from such entities. In addition, because we are a holding company, your claims as stockholders will be structurally subordinated to all existing and future liabilities and obligations of our operating partnership and its subsidiaries. Therefore, in the event of our bankruptcy, liquidation or reorganization, our assets and those of our operating partnership and its subsidiaries will be able to satisfy your claims as stockholders only after all of our and our operating partnerships and its subsidiaries liabilities and obligations have been paid in full.

General Risks Related to Investments in Real Estate

Our operating results will be affected by economic and regulatory changes that have an adverse impact on the real estate market in general, and we cannot assure you that we will be profitable or that we will realize growth in the value of our real estate properties.

Our operating results are subject to risks generally incident to the ownership of real estate, including:

•	changes in general economic or local conditions;

•	changes in supply of or demand for similar or competing properties in an area;

•	changes in interest rates and availability of permanent mortgage funds that may render the sale of a property difficult or unattractive;

•	changes in tax, real estate, environmental and zoning laws; and

•	periods of high interest rates and tight money supply.

These and other reasons may prevent us from being profitable or from realizing growth or maintaining the value of our real estate properties.

If a tenant declares bankruptcy, we may be unable to collect balances due under relevant leases.

Any of our tenants, or any guarantor of a tenant’s lease obligations, could be subject to a bankruptcy proceeding pursuant to Title 11 of the bankruptcy laws of the United States. Such a bankruptcy filing would bar all efforts by us to collect pre-bankruptcy debts from these entities or their properties, unless we receive an enabling order from the bankruptcy court. Post-bankruptcy debts would be paid currently. If a lease is assumed, all pre-bankruptcy balances owing under it must be paid in full. If a lease is rejected by a tenant in bankruptcy, we would have a general unsecured claim for damages. If a lease is rejected, it is unlikely we would receive any payments from the tenant because our claim is capped at the rent reserved under the lease, without acceleration, for the greater of one year or 15% of the remaining term of the lease, but not greater than three years, plus rent already due but unpaid. This claim could be paid only if funds were available, and then only in the same percentage as that realized on other unsecured claims.

A tenant or lease guarantor bankruptcy could delay efforts to collect past due balances under the relevant leases, and could ultimately preclude full collection of these sums. Such an event could cause a decrease or cessation of rental payments that would mean a reduction in our cash flow and the amount available for distributions to you. In the event of a bankruptcy, we cannot assure you that the tenant or its trustee will assume our lease. If a given lease, or guaranty of a lease, is not assumed, our cash flow and the amounts available for distributions to you may be adversely affected.

If a sale-leaseback transaction is re-characterized in a tenant’s bankruptcy proceeding, our financial condition could be adversely affected.

We may enter into sale-leaseback transactions, whereby we would purchase a property and then lease the same property back to the person from whom we purchased it. In the event of the bankruptcy of a tenant, a transaction structured as a sale-leaseback may be re-characterized as either a financing or a joint venture, either of which outcomes could adversely affect our business. If the sale-leaseback were re-characterized as a financing, we might not be considered the owner of the property, and as a result would have the status of a creditor in relation to the tenant. In that event, we would no longer have the right to sell or encumber our ownership interest in the property. Instead, we would have a claim against the tenant for the amounts owed under the lease, with the claim arguably secured by the property. The tenant/debtor might have the ability to propose a plan restructuring the term, interest rate and amortization schedule of its outstanding balance. If confirmed by the bankruptcy court, we could be bound by the new terms, and prevented from foreclosing our lien on the property. If the sale-leaseback were re-characterized as a joint venture, our lessee and we could be treated as co-venturers with regard to the property. As a result, we could be held liable, under some circumstances, for debts incurred by the lessee relating to the property. Either of these outcomes could adversely affect our cash flow and the amount available for distributions to you.

Recharacterization of sale-leaseback transactions may cause us to lose our REIT status.

If we enter into sale-leaseback transactions, we will use commercially reasonable efforts to structure any such sale-leaseback transaction such that the lease will be characterized as a “true lease” for tax purposes, thereby allowing us to be treated as the owner of the property for U.S. federal income tax purposes. However, we cannot assure you that the IRS will not challenge such characterization. In the event that any such sale-leaseback transaction is challenged and recharacterized as a financing transaction or loan for U.S. federal income tax purposes, deductions for depreciation and cost recovery relating to such property would be disallowed. If a sale-leaseback transaction were so recharacterized, we might fail to satisfy the REIT qualification “asset tests” or “income tests” and, consequently, lose our REIT status effective with the year of recharacterization. Alternatively, the amount of our REIT taxable income could be recalculated which might also cause us to fail to meet the distribution requirement for a taxable year.

Properties that have vacancies for a significant period of time could be difficult to sell, which could diminish the return on your investment.

A property may incur vacancies either by the continued default of tenants under their leases or the expiration of tenant leases. If vacancies continue for a long period of time, we may suffer reduced revenues resulting in less cash to be distributed to stockholders. In addition, because properties’ market values depend principally upon the value of the properties’ leases, the resale value of properties with prolonged vacancies could suffer, which could further reduce your return.

We may obtain only limited warranties when we purchase a property and would have only limited recourse if our due diligence did not identify any issues that lower the value of our property.

The seller of a property often sells such property in its “as is” condition on a “where is” basis and “with all faults,” without any warranties of merchantability or fitness for a particular use or purpose. In addition, purchase agreements may contain only limited warranties, representations and indemnifications that will only survive for a limited period after the closing. The purchase of properties with limited warranties increases the risk that we may lose some or all our invested capital in the property as well as the loss of rental income from that property.

We may be unable to secure funds for future tenant improvements or capital needs, which could adversely impact our ability to pay cash distributions to our stockholders.

When tenants do not renew their leases or otherwise vacate their space, it is usual that, in order to attract replacement tenants, we will be required to expend substantial funds for tenant improvements and tenant refurbishments to the vacated space. In addition, we will likely be responsible for any major structural repairs, such as repairs to the foundation, exterior walls and rooftops, even if our leases with tenants require tenants to pay routine property maintenance costs. We will use substantially all of our offering’s gross proceeds to buy real estate and pay various fees and expenses. We intend to reserve only 0.1% of the gross proceeds from our offering for future capital needs. Accordingly, if we need additional capital in the future to improve or maintain our properties or for any other reason, we will have to obtain financing from other sources, such as cash flow from operations, borrowings, property sales or future equity offerings. These sources of funding may not be available on attractive terms or at all. If we cannot procure additional funding for capital improvements, our investments may generate lower cash flows or decline in value, or both.

Our inability to sell a property when we desire to do so could adversely impact our ability to pay cash distributions to you.

The real estate market is affected by many factors, such as general economic conditions, availability of financing, interest rates and other factors, including supply and demand, that are beyond our control. We cannot predict whether we will be able to sell any property for the price or on the terms set by us, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We cannot predict the length of time needed to find a willing purchaser and to close the sale of a property.

We may be required to expend funds to correct defects or to make improvements before a property can be sold. We cannot assure you that we will have funds available to correct such defects or to make such improvements. Moreover, in acquiring a property, we may agree to restrictions that prohibit the sale of that property for a period of time or impose other restrictions, such as a limitation on the amount of debt that can be placed or repaid on that property. These provisions would restrict our ability to sell a property.

We may not be able to sell our properties at a price equal to, or greater than, the price for which we purchased such property, which may lead to a decrease in the value of our assets.

Many of our leases will not contain rental increases over time. Therefore, the value of the property to a potential purchaser may not increase over time, which may restrict our ability to sell a property, or if we are able to sell such property, may lead to a sale price less than the price that we paid to purchase the property.

We may acquire or finance properties with lock-out provisions, which may prohibit us from selling a property, or may require us to maintain specified debt levels for a period of years on some properties.

Lock-out provisions could materially restrict us from selling or otherwise disposing of or refinancing properties. These provisions would affect our ability to turn our investments into cash and thus affect cash available for distributions to you. Lock out provisions may prohibit us from reducing the outstanding indebtedness with respect to any properties, refinancing such indebtedness on a non-recourse basis at maturity, or increasing the amount of indebtedness with respect to such properties. Lock-out provisions could impair our ability to take other actions during the lock-out period that could be in the best interests of our stockholders and, therefore, may have an adverse impact on the value of the shares, relative to the value that would result if the lock-out provisions did not exist. In particular, lock-out provisions could preclude us from participating in major transactions that could result in a disposition of our assets or a change in control even though that disposition or change in control might be in the best interests of our stockholders.

Rising expenses could reduce cash flow and funds available for future acquisitions.

Any properties that we buy in the future will be, subject to operating risks common to real estate in general, any or all of which may negatively affect us. If any property is not fully occupied or if rents are being paid in an amount that is insufficient to cover operating expenses, we could be required to expend funds with respect to that property for operating expenses. The properties will be subject to increases in tax rates, utility costs, operating expenses, insurance costs, repairs and maintenance and administrative expenses. If renewals of leases or future leases are not negotiated on a triple-net-lease basis or do not require the tenants to pay all or a portion of such expenses, we may have to pay those costs. If we are unable to lease properties on a triple-net-lease basis or on a basis requiring the tenants to pay all or some of such expenses, or if tenants fail to pay required tax, utility and other impositions, we could be required to pay those costs which could adversely affect funds available for future acquisitions or cash available for distributions.

If we suffer losses that are not covered by insurance or that are in excess of insurance coverage, we could lose invested capital and anticipated profits.

We will carry comprehensive general liability coverage and umbrella liability coverage on all our properties with limits of liability which we deem adequate to insure against liability claims and provide for the costs of defense. Similarly, we are insured against the risk of direct physical damage in amounts we estimate to be adequate to reimburse us on a replacement cost basis for costs incurred to repair or rebuild each property, including loss of rental income during the rehabilitation period. Material losses may occur in excess of insurance proceeds with respect to any property, as insurance may not be sufficient to fund the losses. However, there are types of losses, generally of a catastrophic nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters, which are either uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. Insurance risks associated with potential terrorism acts could sharply increase the premiums we pay for coverage against property and casualty claims. Additionally, mortgage lenders in some cases have begun to insist that commercial property owners purchase specific coverage against terrorism as a condition for providing mortgage loans. It is uncertain whether such insurance policies will be available, or available at reasonable cost, which could inhibit our ability to finance or refinance our potential properties. In these instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. We may not have adequate, or any, coverage for such losses. The Terrorism Risk Insurance Act of 2002 is designed for a sharing of terrorism losses between insurance companies and the federal government, and extends the federal terrorism insurance backstop through 2014. We cannot be certain how this act will impact us or what additional cost to us, if any, could result. If such an event damaged or destroyed one or more of our properties, we could lose both our invested capital and anticipated profits from such property.

Real estate related taxes may increase and if these increases are not passed on to tenants, our income will be reduced.

Some local real property tax assessors may seek to reassess some of our properties as a result of our acquisition of the property. Generally, from time to time our property taxes increase as property values or assessment rates change or for other reasons deemed relevant by the assessors. An increase in the assessed valuation of a property for real estate tax purposes will result in an increase in the related real estate taxes on that property. There is no assurance that renewal leases or future leases will be negotiated on the same basis, even if some tenant leases permit us to pass through such tax increases to the tenants for payment. Increases not passed through to tenants will adversely affect our income, cash available for distributions, and the amount of distributions to you.

CC&Rs may restrict our ability to operate a property.

Some of our properties may be contiguous to other parcels of real property, comprising part of the same commercial center. In connection with such properties, there are significant covenants, conditions and restrictions, known as “CC&Rs,” restricting the operation of such properties and any improvements on such properties, and related to granting easements on such properties. Moreover, the operation and management of the contiguous properties may impact such properties. Compliance with CC&Rs may adversely affect our operating costs and reduce the amount of funds that we have available to pay distributions.

Our operating results may be negatively affected by potential development and construction delays and resultant increased costs and risks.

We may use proceeds from our offering to acquire and develop properties upon which we will construct improvements. We will be subject to uncertainties associated with re-zoning for development, environmental concerns of governmental entities and/or community groups, and our builder’s ability to build in conformity with plans, specifications, budgeted costs, and timetables. If a builder fails to perform, we may resort to legal action to rescind the purchase or the construction contract or to compel performance. A builder’s performance also may be affected or delayed by conditions beyond the builder’s control. Delays in completion of construction could also give tenants the right to terminate preconstruction leases. We may incur additional risks when we make periodic progress payments or other advances to builders before they complete construction. These and other such factors can result in increased costs of a project or loss of our investment. In addition, we will be subject to normal lease-up risks relating to newly constructed projects. We also must rely on rental income and expense projections and estimates of the fair market value of property upon completion of construction when agreeing upon a price at the time we acquire the property. If our projections are inaccurate, we may pay too much for a property, and our return on our investment could suffer.

We may invest in unimproved real property. For purposes of this paragraph, “unimproved real property” does not include properties acquired for the purpose of producing rental or other operating income, properties under development or construction, and properties under contract for development or in planning for development within one year. Returns from development of unimproved properties are also subject to risks associated with re-zoning the land for development and environmental concerns of governmental entities and/or community groups. If we invest unimproved property other than property we intend to develop, your investment will be subject to the risks associated with investments in unimproved real property.

Competition with third parties in acquiring properties and other investments may reduce our profitability and the return on your investment.

We compete with many other entities engaged in real estate investment activities, including individuals, corporations, bank and insurance company investment accounts, other REITs, real estate limited partnerships, and other entities engaged in real estate investment activities, many of which have greater resources than we do. Larger REITs may enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. In addition, the number of entities and the amount of funds competing for suitable investments may increase. Any such increase would result in increased demand for these assets and therefore increased prices paid for them. If we pay higher prices for properties and other investments, our profitability will be reduced and you may experience a lower return on your investment.

Our properties face competition that may affect tenants’ ability to pay rent and the amount of rent paid to us may affect the cash available for distributions and the amount of distributions.

Our properties typically are, and we expect will be, located in developed areas such as the New York MSA. Therefore, there are and will be numerous other properties within the market area of each of our properties that will compete with us for tenants. The number of competitive properties could have a material effect on our ability to rent space at our properties and the amount of rents charged. We could be adversely affected if additional competitive properties are built in locations competitive with our properties, causing increased competition for customer traffic and creditworthy tenants. This could result in decreased cash flow from tenants and may require us to make capital improvements to properties that we would not have otherwise made, thus affecting cash available for distributions, and the amount available for distributions to you.

We may be unable to renew leases, lease vacant space or re-lease space as leases expire, which could adversely affect our financial condition, results of operations, cash flow, cash available for distribution and our ability to satisfy our debt service obligations.

Leases representing 21.5% of the total annual rent of our properties will expire in August, October and December 2011. We cannot assure you that leases will be renewed or that our properties will be re-leased at rental rates equal to or above our existing rental rates or that substantial rent abatements, tenant improvements, early termination rights or tenant-favorable renewal options will not be offered to attract new tenants or retain existing tenants. If the rental rates of our properties decrease, our existing tenants do not renew their leases or we do not re-lease a significant portion of our available space and space for which leases will expire, our financial condition, results of operations, cash flow, and our ability to make distributions to our stockholders and to satisfy our principal and interest obligations would be adversely affected. Moreover, the resale value of our property could be diminished because the market value of the property depends upon the value of the leases of the property.

Delays in acquisitions of properties may have an adverse effect on your investment.

There may be a substantial period of time before the proceeds of our offering are invested. Delays we encounter in the selection, acquisition and/or development of properties could adversely affect your returns. Where properties are acquired prior to the start of construction or during the early stages of construction, it will typically take several months to complete construction and rent available space. Therefore, you could suffer delays in the payment of cash distributions attributable to those particular properties.

Costs of complying with governmental laws and regulations, including those relating to environmental matters, may adversely affect our income and the cash available for any distributions.

All real property and the operations conducted on real property are subject to federal, state and local laws and regulations relating to environmental protection and human health and safety. These laws and regulations generally govern wastewater discharges, air emissions, the operation and removal of underground and above-ground storage tanks, the use, storage, treatment, transportation and disposal of solid and hazardous materials, and the remediation of contamination associated with disposals. Environmental laws and regulations may impose joint and several liability on tenants, owners or operators for the costs to investigate or remediate contaminated properties, regardless of fault or whether the acts causing the contamination were legal. This liability could be substantial. In addition, the presence of hazardous substances, or the failure to properly remediate these substances, may adversely affect our ability to sell, rent or pledge such property as collateral for future borrowings.

Some of these laws and regulations have been amended so as to require compliance with new or more stringent standards as of future dates. Compliance with new or more stringent laws or regulations or stricter interpretation of existing laws may require material expenditures by us. Future laws, ordinances or regulations may impose material environmental liability. Additionally, our tenants’ operations, the existing condition of land when we buy it, operations in the vicinity of our properties, such as the presence of underground storage tanks, or activities of unrelated third parties may affect our properties. In addition, there are various local, state and federal fire, health, life-safety and similar regulations with which we may be required to comply, and that may subject us to liability in the form of fines or damages for noncompliance. Any material expenditures, fines, or damages we must pay will reduce our ability to make distributions and may reduce the value of your investment.

State and federal laws in this area are constantly evolving, and we intend to monitor these laws and take commercially reasonable steps to protect ourselves from the impact of these laws, including obtaining environmental assessments of most properties that we acquire; however, we will not obtain an independent third-party environmental assessment for every property we acquire. In addition, any such assessment that we do obtain may not reveal all environmental liabilities or that a prior owner of a property did not create a material environmental condition not known to us. The cost of defending against claims of liability, of compliance with environmental regulatory requirements, of remediating any contaminated property, or of paying personal injury claims would materially adversely affect our business, assets or results of operations and, consequently, amounts available for distribution to you.

If we sell properties by providing financing to purchasers, defaults by the purchasers would adversely affect our cash flows.

If we decide to sell any of our properties, we intend to use our best efforts to sell them for cash. However, in some instances we may sell our properties by providing financing to purchasers. When we provide financing to purchasers, we will bear the risk that the purchaser may default, which could negatively impact our cash distributions to stockholders. Even in the absence of a purchaser default, the distribution of the proceeds of sales to our stockholders, or their reinvestment in other assets, will be delayed until the promissory notes or other property we may accept upon the sale are actually paid, sold, refinanced or otherwise disposed of. In some cases, we may receive initial down payments in cash and other property in the year of sale in an amount less than the selling price and subsequent payments will be spread over a number of years. If any purchaser defaults under a financing arrangement with us, it could negatively impact our ability to pay cash distributions to our stockholders.

Our recovery of an investment in a mortgage, bridge or mezzanine loan that has defaulted may be limited.

There is no guarantee that the mortgage, loan or deed of trust securing an investment will, following a default, permit us to recover the original investment and interest that would have been received absent a default. The security provided by a mortgage, deed of trust or loan is directly related to the difference between the amount owed and the appraised market value of the property. Even though we intend to rely on a current real estate appraisal when we make the investment, the value of the property is affected by factors outside our control, including general fluctuations in the real estate market, rezoning, neighborhood changes, highway relocations and failure by the borrower to maintain the property. In addition, we may incur the costs of litigation in our efforts to enforce our rights under defaulted loans.

Our costs associated with complying with the Americans with Disabilities Act may affect cash available for distributions.

Our properties will be subject to the Americans with Disabilities Act of 1990 (Disabilities Act). Under the Disabilities Act, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The Disabilities Act has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services, including restaurants and retail stores, be made accessible and available to people with disabilities. The Disabilities Act’s requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties, or, in some cases, an award of damages. We will attempt to acquire properties that comply with the Disabilities Act or place the burden on the seller or other third party, such as a tenant, to ensure compliance with the Disabilities Act. However, we cannot assure you that we will be able to acquire properties or allocate responsibilities in this manner. If we cannot, our funds used for Disabilities Act compliance may affect cash available for distributions and the amount of distributions to you.

Economic conditions may adversely affect our income and we could be subject to risks associated with acquiring discounted real estate assets.

U.S. and international markets are currently experiencing increased levels of volatility due to a combination of many factors, including decreasing values of home prices, limited access to credit markets, higher fuel prices and less consumer spending. The effects of the current market dislocation may persist as financial institutions continue to take the necessary steps to restructure their business and capital structures. As a result, this economic downturn has reduced demand for space and removed support for rents and property values. Since we cannot predict when the real estate markets will recover, the value of our properties may decline if current market conditions persist or worsen.

In addition, we will be subject to the risks generally incident to the ownership of discounted real estate assets. Such assets may be purchased at a discount from historical cost due to, among other things, substantial deferred maintenance, abandonment, undesirable locations or markets, or poorly structured financing of the real estate or debt instruments underlying the assets, which has since lowered their value. Further, the continuing instability in the financial markets has limited the availability of lines of credit and the degree to which people and entities have access to cash to pay rents or debt service on the underlying the assets. Such illiquidity has the effect of increasing vacancies, increasing bankruptcies and weakening interest rates commercial entities can charge consumers, which can all decrease the value of already discounted real estate assets. Should conditions worsen, the continued inability of the underlying real estate assets to produce income may weaken our return on our investments, which, in turn, may weaken your return on investment.

Further, irrespective of the instability the financial markets may have on the return produced by discounted real estate assets, the evolving efforts to correct the instability make the valuation of such assets highly unpredictable. The fluctuation in market conditions make judging the future performance of such assets difficult. There is a risk that we may not purchase real estate assets at absolute discounted rates and that such assets may continue to decline in value.

Retail Industry Risks

Retail conditions may adversely affect our income.

A retail property’s revenues and value may be adversely affected by a number of factors, many of which apply to real estate investment generally, but which also include trends in the retail industry and perceptions by retailers or shoppers of the safety, convenience and attractiveness of the retail property. In addition, to the extent that the investing public has a negative perception of the retail sector, the value of our common stock may be negatively impacted.

Some of our leases may provide for base rent plus contractual base rent increases. A number of our retail leases also may include a percentage rent clause for additional rent above the base amount based upon a specified percentage of the sales our tenants generate. Under those leases which contain percentage rent clauses, our revenue from tenants may increase as the sales of our tenants increase. Generally, retailers face declining revenues during downturns in the economy. As a result, the portion of our revenue which we may derive from percentage rent leases could decline upon a general economic downturn.

Our revenue will be impacted by the success and economic viability of our anchor retail tenants. Our reliance on single or significant tenants in certain buildings may decrease our ability to lease vacated space.

In the retail sector, any tenant occupying a large portion of the gross leasable area of a retail center, a tenant of any of the triple-net single-user retail properties outside the primary geographical area of investment, commonly referred to as an anchor tenant, or a tenant that is our anchor tenant at more than one retail center, may become insolvent, may suffer a downturn in business, or may decide not to renew its lease. Any of these events would result in a reduction or cessation in rental payments to us and would adversely affect our financial condition. A lease termination by an anchor tenant could result in lease terminations or reductions in rent by other tenants whose leases permit cancellation or rent reduction if another tenant’s lease is terminated. We may own properties where the tenants may have rights to terminate their leases if certain other tenants are no longer open for business. These “co-tenancy” provisions also may exist in some leases where we own a portion of a retail property and one or more of the anchor tenants leases space in that portion of the center not owned or controlled by us. If such tenants were to vacate their space, tenants with co-tenancy provisions would have the right to terminate their leases with us or seek a rent reduction from us. In such event, we may be unable to re-lease the vacated space. Similarly, the leases of some anchor tenants may permit the anchor tenant to transfer its lease to another retailer. The transfer to a new anchor tenant could cause customer traffic in the retail center to decrease and thereby reduce the income generated by that retail center. A lease transfer to a new anchor tenant could also allow other tenants to make reduced rental payments or to terminate their leases at the retail center. If we are unable to re-lease the vacated space to a new anchor tenant, we may incur additional expenses in order to re-model the space to be able to re-lease the space to more than one tenant.

Competition with other retail channels may reduce our profitability and the return on your investment.

If we acquire retail properties, our retail tenants will face potentially changing consumer preferences and increasing competition from other forms of retailing, such as discount shopping centers, outlet centers, upscale neighborhood strip centers, catalogues and other forms of direct marketing, discount shopping clubs, internet websites and telemarketing. Other retail centers within the market area of our properties will compete with our properties for customers, affecting their tenants’ cash flows and thus affecting their ability to pay rent. In addition, some of our tenants’ rent payments may be based on the amount of sales revenue that they generate. If these tenants experience competition, the amount of their rent may decrease and our cash flow will decrease.

Office Industry Risks

Declines in overall activity in our markets may adversely affect the performance of our office properties.

Rental income from office properties fluctuates with general market and economic conditions. Our office properties may be adversely affected by the unprecedented volatility and illiquidity in the financial and credit markets, the general global economic recession, and other market or economic challenges experienced by the U.S. economy or real estate industry as a whole. Because our portfolio will include commercial office buildings located principally in Manhattan, if economic conditions persist or deteriorate, then our results of operations, financial condition and ability to service current debt and to pay distributions to our stockholders may be adversely affected by the following, among other potential conditions:

•
significant job losses in the financial and professional services industries have occurred and may continue to occur, which may decrease demand for our office space, causing market rental rates and property values to be negatively impacted;

•
our ability to borrow on terms and conditions that we find acceptable, or at all, may be limited, which could reduce our ability to pursue acquisition and development opportunities and refinance existing debt, reduce our returns from both our existing operations and our acquisition and development activities and increase our future interest expense;

•
reduced values of our properties may limit our ability to dispose of assets at attractive prices or to obtain debt financing secured by our properties and may reduce the availability of unsecured loans; and

•	reduced liquidity in debt markets and increased credit risk premiums for certain market participants may impair our ability to access capital.

These conditions, which could have a material adverse effect on our results of operations, financial condition and ability to pay distributions, may continue or worsen in the future.

We also may experience a decrease in occupancy and rental rates accompanied by increases in the cost of re-leasing space (including for tenant improvements) and in uncollectible receivables. Early lease terminations may significantly contribute to a decline in occupancy of our office properties and may adversely affect our profitability. While lease termination fees increase current period income, future rental income may be diminished because, during periods in which market rents decline, it is unlikely that we will collect from replacement tenants the full contracted amount which had been payable under the terminated leases.

The loss of anchor tenants for our office properties could adversely affect our profitability.

We may acquire office properties and, as with our retail properties, we are subject to the risk that tenants may be unable to make their lease payments or may decline to extend a lease upon its expiration. A lease termination by a tenant that occupies a large area of space in one of our office properties (commonly referred to as an anchor tenant) could impact leases of other tenants. Other tenants may be entitled to modify the terms of their existing leases in the event of a lease termination by an anchor tenant or the closure of the business of an anchor tenant that leaves its space vacant, even if the anchor tenant continues to pay rent. Any such modifications or conditions could be unfavorable to us as the property owner and could decrease rents or expense recoveries. In the event of default by an anchor tenant, we may experience delays and costs in enforcing our rights as landlord to recover amounts due to us under the terms of our agreements with those parties.

Residential Industry Risks

The short-term nature of our residential leases may adversely impact our income.

If our residents decide not to renew their leases upon expiration, we may not be able to relet their units. Because substantially all our residential leases will be for apartments, they generally will be for terms of no more than one or two years. If we are unable to promptly renew the leases or relet the units then our results of operations and financial condition will be adversely affected. Certain significant expenditures associated with each equity investment in real estate (such as mortgage payments, real estate taxes and maintenance costs) are generally not reduced when circumstances result in a reduction in rental income.

An economic downturn could adversely affect the residential industry and may affect operations for the residential properties that we acquire.

As a result of the effects of an economic downturn, including increased unemployment rates, the residential industry may experience a significant decline in business caused by a reduction in overall renters. The current economic downturn and increase in unemployment rates may have an adverse effect on our operations if the tenants occupying the residential and office properties we acquire cease making rent payments to us or if there a change in spending patterns resulting in reduced traffic at the retail properties we acquire. Moreover, low residential mortgage interest rates could accompany an economic downturn and encourage potential renters to purchase residences rather than lease them. The residential properties we acquire may experience declines in occupancy rate due to any such decline in residential mortgage interest rates.

Lodging Industry Risks

The hotel industry is very competitive, seasonal and has been affected by economic slowdowns, terrorist attacks and other world events.

The hotel industry is intensely competitive, seasonal in nature and has been affected by the current economic slowdown, terrorist attacks, military activity in the Middle East, natural disasters and other world events impacting the global economy and the travel and hotel industries, and, as a result, our lodging properties may be adversely affected. Since the hotel industry is intensely competitive, our third-party management company and our third-party tenants may be unable to compete successfully or if our competitors’ marketing strategies are more effective, our results of operations, financial condition, and cash flows including our ability to service debt and to make distributions to our stockholders, may be adversely affected. In particular, as a result of terrorist attacks around the world, the war in Iraq and the effects of the economic recession, subsequent to 2001 the lodging industry experienced a significant decline in business caused by a reduction in both business and leisure travel. Our business and lodging properties may continue to be affected by such events, including our hotel occupancy levels and average daily rates, and, as a result, our revenues may decrease or not increase to levels we expect.

Since we do not intend to operate our lodging properties, our revenues depend on the ability of our third-party management company and our-third party tenants to compete successfully with other hotels in the New York MSA. Some of our competitors have substantially greater marketing and financial resources than we do. If our third-party management company and our third-party tenants are unable to compete successfully, including competition from Internet intermediaries, or if our competitors’ marketing strategies are effective, our results of operations, financial condition, ability to service debt and ability to make distributions to our stockholders may be adversely affected.

In addition, the seasonality of the hotel industry can be expected to cause quarterly fluctuations in our revenues and also may be adversely affected by factors outside our control, such as extreme or unexpectedly mild weather conditions or natural disasters, terrorist attacks or alerts, outbreaks of contagious diseases, airline strikes, economic factors and other considerations affecting travel. To the extent that cash flows from operations are insufficient during any quarter, due to temporary or seasonal fluctuations in revenues, we may attempt to borrow in order to make distributions to our stockholders or be required to reduce other expenditures or distributions to stockholders.

Our profitability may be adversely affected by unstable market and business conditions and insufficient demand for lodging due to reduced business and leisure travel.

Our hotels will be subject to all the risks common to the hotel industry and subject to market conditions that affect all hotel properties. These risks could adversely affect hotel occupancy and the rates that can be charged for hotel rooms as well as hotel operating expenses, and generally include:

•	increases in supply of hotel rooms that exceed increases in demand;

•	increases in energy costs and other travel expenses that reduce business and leisure travel;

•	reduced business and leisure travel due to continued geo-political uncertainty, including terrorism;

•	adverse effects of declines in general and local economic activity;

•	adverse effects of a downturn in the hotel industry; and

•	risks generally associated with the ownership of hotels and real estate, as discussed below.

We do not have control over the market and business conditions that affect the value of our lodging properties, and adverse changes with respect to such conditions could have an adverse effect on our results of operations, financial condition and cash flows. Hotel properties are subject to varying degrees of risk generally common to the ownership of hotels, many of which are beyond our control, including the following:

•	increased competition from other existing hotels in our markets;

•	new hotels entering our markets, which may adversely affect the occupancy levels and average daily rates of our lodging properties;

•	declines in business and leisure travel;

•	increases in energy costs, increased threat of terrorism, terrorist events, airline strikes or other factors that may affect travel patterns and reduce the number of business and leisure travelers;

•	increases in operating costs due to inflation and other factors that may not be offset by increased room rates;

•	changes in, and the related costs of compliance with, governmental laws and regulations, fiscal policies and zoning ordinances; and

•	adverse effects of international, national, regional and local economic and market conditions.

Adverse changes in any or all these factors could have an adverse effect on our results of operations, financial condition and cash flows, thereby adversely impacting our ability to service debt and to make distributions to our stockholders.

As a REIT, we cannot directly operate our lodging properties, which could adversely affect our results of operations, financial condition and our cash flows, which could impact our ability to service debt and make distributions to our stockholders.

We cannot and will not directly operate our lodging properties and, as a result, our results of operations, financial position, ability to service debt and our ability to make distributions to stockholders are dependent on the ability of our third-party management companies and our tenants to operate our hotel properties successfully. In order for us to satisfy certain REIT qualification rules, we cannot directly operate any lodging properties we may acquire or actively participate in the decisions affecting their daily operations. Instead, through a taxable REIT subsidiary, or TRS, or a TRS lessee, we must enter into management agreements with a third-party management company, or we must lease our lodging properties to third-party tenants on a triple-net lease basis. We cannot and will not control this third-party management company or the tenants who operate and are responsible for maintenance and other day-to-day management of our lodging properties, including, but not limited to, the implementation of significant operating decisions. Thus, even if we believe our lodging properties are being operated inefficiently or in a manner that does not result in satisfactory operating results, we may not be able to require the third-party management company or the tenants to change their method of operation of our lodging properties. Our results of operations, financial position, cash flows and our ability to service debt and to make distributions to stockholders are, therefore, dependent on the ability of our third-party management company and tenants to operate our lodging properties successfully. Any negative publicity or other adverse developments that affect that operator and/or its affiliated brands generally may adversely affect our results of operations, financial condition, and consequently cash flows thereby impacting our ability to service debt, and to make distributions to our stockholders. There can be no assurance that our affiliate continues to manage any lodging properties we acquire.

We will rely on a third-party hotel management company to establish and maintain adequate internal controls over financial reporting at our lodging properties. In doing this, the property manager should have policies and procedures in place which allows them to effectively monitor and report to us the operating results of our lodging properties which ultimately are included in our consolidated financial statements. Because the operations of our lodging properties ultimately become a component of our consolidated financial statements, we evaluate the effectiveness of the internal controls over financial reporting at all our properties, including our lodging properties, in connection with the certifications we provide in our quarterly and annual reports on Form 10-Q and Form 10-K, respectively, pursuant to the Sarbanes Oxley Act of 2002. However, we will not control the design or implementation of or changes to internal controls at any of our lodging properties. Thus, even if we believe that our lodging properties are being operated without effective internal controls, we may not be able to require the third-party management company to change its internal control structure. This could require us to implement extensive and possibly inefficient controls at a parent level in an attempt to mitigate such deficiencies. If such controls are not effective, the accuracy of the results of our operations that we report could be affected. Accordingly, our ability to conclude that, as a company, our internal controls are effective is significantly dependent upon the effectiveness of internal controls that our third-party management company will implement at our lodging properties. It is possible that we could have a significant deficiency or material weakness as a result of the ineffectiveness of the internal controls at one or more of our lodging properties.

If we replace a third-party management company or tenant, we may be required by the terms of the relevant management agreement or lease to pay substantial termination fees, and we may experience significant disruptions at the affected lodging properties. We may not be able to make arrangements with a third-party management company or tenants with substantial prior lodging experience in the future. If we experience such disruptions, it may adversely affect our results of operations, financial condition and our cash flows, including our ability to service debt and to make distributions to our stockholders.

Industrial Industry Risks

Potential liability as the result of, and the cost of compliance with, environmental matters is greater if we invest in industrial properties or lease our properties to tenants that engage in industrial activities.

Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the cost of removal or remediation of hazardous or toxic substances on such property. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances.

We may invest in properties historically used for industrial, manufacturing and commercial purposes. Some of these properties are more likely to contain, or may have contained, underground storage tanks for the storage of petroleum products and other hazardous or toxic substances. All of these operations create a potential for the release of petroleum products or other hazardous or toxic substances.

Leasing properties to tenants that engage in industrial, manufacturing and commercial activities will cause us to be subject to increased risk of liabilities under environmental laws and regulations. The presence of hazardous or toxic substances, or the failure to properly remediate these substances, may adversely affect our ability to sell, rent or pledge such property as collateral for future borrowings.

The demand for and profitability of our industrial properties may be adversely affected by fluctuations in manufacturing activity in the United States.

Our industrial properties may be adversely affected if manufacturing activity decreases in the United States. Trade agreements with foreign countries have given employers the option to utilize less expensive non-US manufacturing workers. The outsourcing of manufacturing functions could lower the demand for our industrial properties. Moreover, an increase in the cost of raw materials or decrease in the demand of housing could cause a slowdown in manufacturing activity, such as furniture, textiles, machinery and chemical products, and our profitability may be adversely affected.

Our portfolio may be negatively impacted by a high concentration of industrial tenants in a single industry.

If we invest in industrial properties, we may lease properties to tenants that engage in similar industrial, manufacturing and commercial activities. A high concentration of tenants in a specific industry would magnify the adverse impact that a downturn in such industry might otherwise have to our portfolio.

Risks Associated with Debt Financing and Investments

We may incur mortgage indebtedness and other borrowings, which may increase our business risks.

We expect that in most instances, we will acquire real properties by using either existing financing or borrowing new funds. In addition, we may incur mortgage debt and pledge all or some of our real properties as security for that debt to obtain funds to acquire additional real properties. We may borrow if we need funds to satisfy the REIT tax qualification requirement that we distribute at least 90% of our annual REIT taxable income to our stockholders. We also may borrow if we otherwise deem it necessary or advisable to assure that we maintain our qualification as a REIT for U.S. federal income tax purposes.

Our Advisor believes that utilizing borrowing is consistent with our investment objective of maximizing the return to investors. There is no limitation on the amount we may borrow against any single improved property. Under our charter, our borrowings may not exceed 300% of our total “net assets” (as defined by the NASAA REIT Guidelines) as of the date of any borrowing, which is generally expected to be approximately 75% of the cost of our investments; however, we may exceed that limit if approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for exceeding such limit. This charter limitation, however, does not apply to individual real estate assets or investments. In addition, it is our intention to limit our borrowings to 40% to 50% of the aggregate fair market value of our assets (calculated after the close of our offering and once we have invested substantially all the proceeds of our offering), unless excess borrowing is approved by a majority of the independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for such excess borrowing. This limitation, however, will not apply to individual real estate assets or investments. At the date of acquisition of each asset, we anticipate that that the cost of investment for such asset will be substantially similar to its fair market value, which will enable us to satisfy our requirements under the NASAA REIT Guidelines. However, subsequent events, including changes in the fair market value of our assets, could result in our exceeding these limits. We expect that during the period of our offering we seek independent director approval of borrowings in excess of these limitations since we will then be in the process of raising our equity capital to acquire our portfolio. As a result, we expect that our debt levels will be higher until we have invested most of our capital.

If there is a shortfall between the cash flow from a property and the cash flow needed to service mortgage debt on a property, then the amount available for distributions to stockholders may be reduced. In addition, incurring mortgage debt increases the risk of loss since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property securing the loan that is in default, thus reducing the value of your investment. For U.S. federal income tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds. In such event, we may be unable to pay the amount of distributions required in order to maintain our REIT status. We may give full or partial guarantees to lenders of mortgage debt to the entities that own our properties. When we provide a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity. If any mortgages contain cross-collateralization or cross-default provisions, a default on a single property could affect multiple properties. If any of our properties are foreclosed upon due to a default, our ability to pay cash distributions to our stockholders will be adversely affected which could result in our losing our REIT status and would result in a decrease in the value of your investment.

The current state of debt markets could have a material adverse impact on our earnings and financial condition.

The domestic and international commercial real estate debt markets are currently experiencing volatility as a result of certain factors including the tightening of underwriting standards by lenders and credit rating agencies. This is resulting in lenders increasing the cost for debt financing. Should the overall cost of borrowings increase, either by increases in the index rates or by increases in lender spreads, we will need to factor such increases into the economics of future acquisitions. This may result in future acquisitions generating lower overall economic returns and potentially reducing future cash flow available for distribution. If these disruptions in the debt markets persist, our ability to borrow monies to finance the purchase of, or other activities related to, real estate assets will be negatively impacted. If we are unable to borrow monies on terms and conditions that we find acceptable, we likely will have to reduce the number of properties we can purchase, and the return on the properties we do purchase may be lower. In addition, we may find it difficult, costly or impossible to refinance indebtedness which is maturing.

In addition, the state of the debt markets could have an impact on the overall amount of capital investing in real estate which may result in price or value decreases of real estate assets. This could negatively impact the current value of our existing assets.

High mortgage rates may make it difficult for us to finance or refinance properties, which could reduce the number of properties we can acquire and the amount of cash distributions we can make.

If we place mortgage debt on properties, we run the risk of being unable to refinance the properties when the loans come due, or of being unable to refinance on favorable terms. If interest rates are higher when the properties are refinanced, we may not be able to finance the properties and our income could be reduced. If any of these events occur, our cash flow would be reduced. This, in turn, would reduce cash available for distribution to you and may hinder our ability to raise more capital by issuing more stock or by borrowing more money.

Lenders may require us to enter into restrictive covenants relating to our operations, which could limit our ability to make distributions to our stockholders.

In connection with providing us financing, a lender could impose restrictions on us that affect our distribution and operating policies and our ability to incur additional debt. Loan documents we enter into may contain covenants that limit our ability to further mortgage the property, discontinue insurance coverage or replace New York Recovery Advisors, LLC as our Advisor. These or other limitations may adversely affect our flexibility and our ability to achieve our investment and operating objectives.

Increases in interest rates could increase the amount of our debt payments and adversely affect our ability to pay distributions to our stockholders.

We expect that we will incur indebtedness in the future. To the extent that we incur variable rate debt, increases in interest rates would increase our interest costs, which could reduce our cash flows and our ability to pay distributions to you. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments in properties at times that may not permit realization of the maximum return on such investments.

We have broad authority to incur debt, and high debt levels could hinder our ability to make distributions and could decrease the value of your investment.

Under our charter, our borrowings may not exceed 300% of our total “net assets” (as defined by the NASAA REIT Guidelines) as of the date of any borrowing, which is generally expected to be approximately 75% of the cost of our investments; however, we may exceed that limit if approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for exceeding such limit. This charter limitation, however, does not apply to individual real estate assets or investments. In addition, it is our intention to limit our aggregate borrowings to 40% to 50% of the fair market value of all of our assets (calculated after the close of our offering and once we have invested substantially all the proceeds of our offering), unless any excess borrowing is approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report, along with a justification for such excess borrowing. This limitation, however, will not apply to individual real estate assets or investments. At the date of acquisition of each asset, we anticipate that the cost of investment for such asset will be substantially similar to its fair market value, which will enable us to satisfy our requirements under the NASAA REIT Guidelines. However, subsequent events, including changes in the fair market value of our assets, could result in our exceeding these limits. We expect that during the period of our offering we will seek independent director approval of borrowings in excess of these limitations since we will then be in the process of raising our equity capital to acquire our portfolio. As a result, we expect that our debt levels will be higher until we have invested most of our capital. High debt levels would cause us to incur higher interest charges, would result in higher debt service payments and could be accompanied by restrictive covenants. These factors could limit the amount of cash we have available to distribute and could result in a decline in the value of your investment.

We may invest in collateralized mortgage-backed securities, which may increase our exposure to credit and interest rate risk and the risks of the securitization process.

We may invest in CMBS, which may increase our exposure to credit and interest rate risk. We have not adopted, and do not expect to adopt, any formal policies or procedures designed to manage risks associated with our investments in CMBS. In this context, credit risk is the risk that borrowers will default on the mortgages underlying the CMBS.

Interest rate risk occurs as prevailing market interest rates change relative to the current yield on the CMBS. For example, when interest rates fall, borrowers are more likely to prepay their existing mortgages to take advantage of the lower cost of financing. As prepayments occur, principal is returned to the holders of the CMBS sooner than expected, thereby lowering the effective yield on the investment. On the other hand, when interest rates rise, borrowers are more likely to maintain their existing mortgages. As a result, prepayments decrease, thereby extending the average maturity of the mortgages underlying the CMBS. We intend to manage interest rate risk by purchasing CMBS offered in tranches, or with sinking fund features, that are designed to match our investment objectives.

CMBS are also subject to several risks created through the securitization process. Subordinate CMBS are paid interest only to the extent that there are funds available to make payments. To the extent the collateral pool includes delinquent loans, there is a risk that the interest payment on subordinate CMBS will not be fully paid. Subordinate CMBS are also subject to greater credit risk than those CMBS that are more highly rated. If we are unable to manage these risks effectively, our results of operations, financial condition and ability to pay distributions to you will be adversely affected.

Any real estate debt security that we originate or purchase are subject to the risks of delinquency and foreclosure.

We may originate and purchase real estate debt securities, which are subject to risks of delinquency and foreclosure and risks of loss. Typically, we will not have recourse to the personal assets of our borrowers. The ability of a borrower to repay a real estate debt security secured by an income-producing property depends primarily upon the successful operation of the property, rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the real estate debt security may be impaired. A property’s net operating income can be affected by, among other things:

•	increased costs, added costs imposed by franchisors for improvements or operating changes required, from time to time, under the franchise agreements;

•	property management decisions;

•	property location and condition;

•	competition from comparable types of properties;

•	changes in specific industry segments;

•	declines in regional or local real estate values, or occupancy rates; and

•	increases in interest rates, real estate tax rates and other operating expenses.

We bear the risks of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the real estate debt security, which could have a material adverse effect on our cash flow from operations and limit amounts available for distribution to you. In the event of the bankruptcy of a real estate debt security borrower, the real estate debt security to that borrower will be deemed to be collateralized only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the real estate debt security will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law. Foreclosure of a real estate debt security can be an expensive and lengthy process that could have a substantial negative effect on our anticipated return on the foreclosed real estate debt security. We also may be forced to foreclose on certain properties, be unable to sell these properties and be forced to incur substantial expenses to improve operations at the property.

U.S. Federal Income Tax Risks

Failure to qualify as a REIT would adversely affect our operations and our ability to make distributions.

We intend to elect to be taxed as a REIT beginning with the tax year ending December 31, 2010. In order for us to qualify as a REIT, we must satisfy certain requirements set forth in the Internal Revenue Code and Treasury Regulations and various factual matters and circumstances that are not entirely within our control. We intend to structure our activities in a manner designed to satisfy all of these requirements. However, if certain of our operations were to be recharacterized by the IRS, such recharacterization could jeopardize our ability to satisfy all of the requirements for qualification as a REIT. Proskauer Rose LLP, our tax counsel, has rendered its opinion that we will qualify as a REIT, based upon our representations as to the manner in which we are and will be owned, invest in assets and operate, among other things. However, our qualification as a REIT will depend upon our ability to meet, through investments, actual operating results, distributions and satisfaction of specific rules, the various tests imposed by the Internal Revenue Code. Proskauer Rose LLP will not review these operating results or compliance with the qualification standards on an ongoing basis. This means that we may fail to satisfy the REIT requirements in the future. Also, this opinion represents Proskauer Rose LLP’s legal judgment based on the law in effect as of the date of the prospectus contained in our Registration Statement at the time it was first declared effective by the SEC. Proskauer Rose LLP’s opinion is not binding on the IRS or the courts and we will not apply for a ruling from the IRS regarding our status as a REIT. Future legislative, judicial or administrative changes to the U.S. federal income tax laws could be applied retroactively, which could result in our disqualification as a REIT.

If we fail to qualify as a REIT for any taxable year and we do not qualify for certain statutory relief provisions, we will be subject to U.S. federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT status. Losing our REIT status would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer qualify for the dividends paid deduction, and we would no longer be required to make distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax.

To qualify as a REIT we must meet annual distribution requirements, which may force us to forgo otherwise attractive opportunities. This could delay or hinder our ability to meet our investment objectives and reduce your overall return.

To obtain the favorable tax treatment accorded to REITs under the Internal Revenue Code, we generally will be required each year to distribute to our stockholders at least 90% of our REIT taxable income (excluding net capital gain), determined without regard to the deduction for distributions paid. We will be subject to U.S. federal income tax on our undistributed taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (i) 85% of our ordinary income, (ii) 95% of our capital gain net income and (iii) 100% of our undistributed income from prior years. These requirements could cause us to distribute amounts that otherwise would be spent on investments in real estate assets and it is possible that we might be required to borrow funds, possibly at unfavorable rates, or sell assets to fund these distributions. It is possible that we might not always be able to make distributions sufficient to meet the annual distribution requirements and to avoid U.S. federal income and excise taxes on our earnings.

You may have current tax liability on distributions you elect to reinvest in our common stock but would not receive the cash from such distributions to pay such tax liability.

If you participate in our distribution reinvestment plan, you will be deemed to have received, and for U.S. federal income tax purposes will be taxed on, the amount reinvested in common stock to the extent the amount reinvested was not a tax-free return of capital. As a result, unless you are a tax-exempt entity, you may have to use funds from other sources to pay your tax liability on the value of the common stock received.

There is a risk that you may receive shares of our common stock as dividends and thereby have a current tax liability without receiving the cash to pay such tax liability.

We have the ability to declare a large portion of a dividend for the purpose of fulfilling our REIT distribution requirements in shares of our common stock instead of in cash. As long as a portion of such dividend is paid in cash (which portion could potentially be as low as 10%) and certain requirements are met, the entire distribution will be treated as a dividend for U.S. federal income tax purposes. As a result, a stockholder would be taxed on 100% of the dividend in the same manner as a cash dividend, even though most of the dividend was paid in shares of our common stock. Stockholders who receive a disproportionate amount of cash in the dividend under election procedures may experience greater dilution than other stockholders if we elect to distribute our common stock as a dividend.

Certain of our business activities are potentially subject to the prohibited transaction tax, which could reduce the return on your investment.

Our ability to dispose of property during the first few years following acquisition is restricted to a substantial extent as a result of our REIT status. Under applicable provisions of the Internal Revenue Code regarding prohibited transactions by REITs, we will be subject to a 100% tax on any gain recognized on the sale or other disposition of any property (other than foreclosure property) that we own, directly or through any subsidiary entity, including our operating partnership, but generally excluding our TRSs, that is deemed to be inventory or property held primarily for sale to customers in the ordinary course of trade or business. Whether property is inventory or otherwise held primarily for sale to customers in the ordinary course of a trade or business depends on the particular facts and circumstances surrounding each property. No assurance can be given that any particular property we own, directly or through any subsidiary entity, including our operating partnership, but generally excluding our TRSs, will not be treated as inventory or property held primarily for sale to customers in the ordinary course of a trade or business, even if we (i) conduct activities that may otherwise be considered prohibited transactions through a TRS (but such subsidiaries will incur income taxes), (ii) conduct our operations in such a manner so that no sale or other disposition of an asset we own, directly or through any subsidiary other than a TRS, will be treated as a prohibited transaction, or (iii) structure certain dispositions of our properties to comply with certain safe harbors available under the Internal Revenue Code for properties held for at least two years.

In certain circumstances, we may be subject to U.S. federal, state and local income taxes as a REIT, which would reduce our cash available for distribution to you.

Even if we qualify and maintain our status as a REIT, we may be subject to U.S. federal, state and local income taxes. For example, net income from the sale of properties that are “dealer” properties sold by a REIT (a “prohibited transaction” under the Internal Revenue Code) will be subject to a 100% tax. We may not be able to make sufficient distributions to avoid excise taxes applicable to REITs. We also may decide to retain net capital gain we earn from the sale or other disposition of our property and pay income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability. We also may be subject to state and local taxes on our income or property, either directly or at the level of New York Recovery Operating Partnership, L.P. or at the level of the other companies through which we indirectly own our assets. Any taxes we pay will reduce our cash available for distribution to you.

The use of TRSs, which may be required for REIT qualification purposes, would increase our overall tax liability and thereby reduce our cash available for distribution to you.

Some of our assets (e.g., hotel properties) may need to be owned or sold, or operations conducted, by TRSs. Any of our TRSs will be subject to U.S. federal, state and local income tax on their taxable income. The after-tax net income of our TRSs would be available for distribution to us. Further, we will incur a 100% excise tax on transactions with our TRSs that are not conducted on an arm’s length basis. For example, to the extent that the rent paid by one of our TRSs exceeds an arm’s length rental amount, such amount is potentially subject to the excise tax. No assurance can be given that all transactions between us and our TRSs will be conducted on an arm’s length basis, and that, therefore, no amounts paid by our TRSs to us will be subject to the excise tax.

Complying with REIT requirements may force us to forgo and/or liquidate otherwise attractive investment opportunities.

To qualify as a REIT, we must ensure that we meet the REIT gross income tests annually and that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets, including certain mortgage loans and certain kinds of mortgage-related securities. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 25% of the value of our total securities can be represented by securities of one or more TRSs. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate from our portfolio otherwise attractive investments in order to maintain our qualification as a REIT. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

Legislative or regulatory action could adversely affect the returns to our investors.

In recent years, numerous legislative, judicial and administrative changes have been made in the provisions of U.S. federal income tax laws applicable to investments similar to an investment in shares of our common stock. Additional changes to the tax laws are likely to continue to occur, and we cannot assure you that any such changes will not adversely affect the taxation of a stockholder. Any such changes could have an adverse effect on an investment in our shares or on the market value or the resale potential of our assets. You are urged to consult with your own tax adviser with respect to the impact of recent legislation on your investment in our shares and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our shares. You also should note that our counsel’s tax opinion was based upon existing law, applicable as of the date of its opinion, all of which will be subject to change, either prospectively or retroactively.

Even though REITs continue to receive substantially better tax treatment than entities taxed as corporations, it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be taxed for U.S. federal income tax purposes as a corporation. As a result, our charter provides our board of directors with the power, under certain circumstances, to revoke or otherwise terminate our REIT election and cause us to be taxed as a corporation, without the vote of our stockholders. Our board of directors has fiduciary duties to us and our stockholders and could only cause such changes in our tax treatment if it determines in good faith that such changes are in the best interest of our stockholders.

If the operating partnership fails to maintain its status as a partnership, its income may be subject to taxation.

We intend to maintain the status of the operating partnership as a partnership for U.S. federal income tax purposes. However, if the IRS were to successfully challenge the status of the operating partnership as a partnership for such purposes, it would be taxable as a corporation. In such event, this would reduce the amount of distributions that the operating partnership could make to us. This would also result in our losing REIT status, and becoming subject to a corporate level tax on our own income. This would substantially reduce our cash available to pay distributions and the yield on your investment. In addition, if any of the partnerships or limited liability companies through which the operating partnership owns its properties, in whole or in part, loses its characterization as a partnership for U.S. federal income tax purposes, it would be subject to taxation as a corporation, thereby reducing distributions to the operating partnership. Such a recharacterization of an underlying property owner could also threaten our ability to maintain REIT status.

Distributions to foreign investors may be treated as an ordinary income distribution to the extent that it is made out of current or accumulated earnings and profits.

In general, foreign investors will be subject to regular U.S. federal income tax with respect to their investment in our stock if the income derived there from is “effectively connected” with the foreign investor’s conduct of a trade or business in the United States. A distribution to a foreign investor that is not attributable to gain realized by us from the sale or exchange of a “U.S. real property interest” within the meaning of the Foreign Investment in Real Property Tax Act of 1980, as amended, or FIRPTA, and that we do not designate as a capital gain dividend, will be treated as an ordinary income distribution to the extent that it is made out of current or accumulated earnings and profits (as determined for U.S. federal income tax purposes). Generally, any ordinary income distribution will be subject to a U.S. federal income tax equal to 30% of the gross amount of the distribution, unless this tax is reduced by the provisions of an applicable treaty.

Foreign purchasers of our common stock may be subject to FIRPTA tax upon the sale of their shares or upon the payment of a capital gain dividend.

A foreign person disposing of a U.S. real property interest, including shares of a U.S. corporation whose assets consist principally of U.S. real property interests, is generally subject to the FIRPTA tax on the gain recognized on the disposition. Such FIRPTA tax does not apply, however, to the disposition of stock in a REIT if the REIT is “domestically controlled.” A REIT is “domestically controlled” if less than 50% of the REIT’s stock, by value, has been owned directly or indirectly by persons who are not qualifying U.S. persons during a continuous five-year period ending on the date of disposition or, if shorter, during the entire period of the REIT’s existence. We cannot assure you that we will qualify as a “domestically controlled” REIT. If we were to fail to so qualify, gain realized by foreign investors on a sale of our shares would be subject to FIRPTA tax, unless our shares were traded on an established securities market and the foreign investor did not at any time during a specified testing period directly or indirectly own more than 5% of the value of our outstanding common stock

A foreign investor also may be subject to FIRPTA tax upon the payment of any capital gain dividend by us, which dividend is attributable to gain from sales or exchanges of U.S. real property interests. We encourage you to consult your own tax advisor to determine the tax consequences applicable to you if you are a foreign investor.

In order to avoid triggering additional taxes and/or penalties, if you intend to invest in our shares through pension or profit-sharing trusts or IRAs, you should consider additional factors.

Our management has attempted to structure us in such a manner that we will be an attractive investment vehicle for pension, profit-sharing, 401(k), Keogh and other qualified retirement plans and IRAs. However, in considering an investment in our shares, those involved with making such an investment decision should consider applicable provisions of the Internal Revenue Code and ERISA. While each of the ERISA and Internal Revenue Code issues discussed below may not apply to all such plans and IRAs, individuals involved with making investment decisions with respect to such plans and IRAs should carefully review the items described below, and determine their applicability to their situation. Any such prospective investors are required to consult their own legal and tax advisors on these matters.

In general, individuals making investment decisions with respect to such plans and IRAs should, at a minimum, consider:

•	whether the investment is in accordance with the documents and instruments governing such plan or IRA;

•	whether the investment satisfies the prudence and diversification and other fiduciary requirements of ERISA, if applicable;

•	whether the investment will result in UBTI to the plan or IRA;

•
whether there is sufficient liquidity for the plan or IRA, considering the minimum and other distribution requirements under the Internal Revenue Code and the liquidity needs of such plan or IRA, after taking this investment into account;

•	the need to value the assets of the plan or IRA annually or more frequently; and

•	whether the investment would constitute or give rise to a prohibited transaction under ERISA or the Internal Revenue Code, if applicable.

 Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

General

As of December 31, 2010, we owned six properties located in New York City. These properties are 100% occupied with a weighted average remaining lease term of 6.0 years as of December 31, 2010.  In the aggregate, these properties represent approximately 91,000 rentable square feet.

 The following table presents certain additional information about the properties we own at December 31, 2010 (dollar amounts in thousands):

Portfolio Name	Acquisition Date	Number of Properties	Square Feet	Remaining Lease Term (1)	Annualized Rental Income (2)	Base Purchase Price (3)
Design Center (4)	June 2010	1	81,082	3.6	$3,407	$32,250
Bleecker Street (5)	Dec. 2010	5	9,724	6.9	2,554	34,000
Total		6	90,806	6.0	$5,961	$66,250

(1)	Remaining lease term in years as of December 31, 2010, calculated on a weighted-average basis.
(2)	Annualized rental income as of December 31, 2010 for the property portfolio on a straight-line basis.
(3)	Contract purchase price, excluding acquisition and transaction related costs.
(4)
Subsequent to December 31, 2010, the Company engaged an unaffiliated third-party real estate firm to re-measure the rentable square footage of this building.  This activity is a standard practice that generally occurs following an acquisition. In connection with this re-measurement, it was determined the property contained approximately 81,000 rentable square feet, or 28% more than the amount represented by the seller of this building.

(5)	Non-controlling interest members contributed $13.0 million to purchase this portfolio.

The following table presents certain debt information about the properties we own at December 31, 2010 (dollar amounts in thousands):

Portfolio Name	Base Purchase Price (1)	Mortgage Debt	Effective Interest Rate	Leverage Ratio (2)
Design Center	$32,250	$14,085	6.3%	43.7%
Bleecker Street	34,000	21,300	4.3%	62.6%
Total	$66,250	$35,385	5.1%	53.4%

(1)	Contract purchase price, excluding acquisition and transaction related costs.
(2)	Mortgage debt divided by purchase price.

The following table details contractual rental income for our properties as of December 31, 2010 (dollar amounts in thousands):

Portfolio Name	2011 (1)	2012 (1)		Contractual Base Rent Increase
Design Center	$3,154	$2,075	(2)	2.5% - 3.0% annual increase
Bleecker Street	2,260	2,328		3.0% annual increase
Total	$5,414	$4,403

(1)	Minimum base rent payments on a cash-basis.
(2)
Rent decreases from 2011 to 2012 are due to expiring leases.   Excludes, the effect of the re-negotiated lease terms with Rosselli 61st Street LLC, which occurred in March 2011.  The new terms, effective April 2011, include a reduction in monthly rent and an increase in annual contractual rent escalations.

Future Minimum Lease Payments

The following table presents future minimum base rent payments, on a cash-basis, due to us over the next ten years and thereafter at the properties we own as of December 31, 2010 (dollar amounts in thousands):

Year	Future Minimum Base Rent Payments
2011	$5,414
2012	4,403
2013	4,484
2014	4,298
2015	3,940
2016	3,652
2017	2,893
2018	1,912
2019	1,969
2020	1,847
Thereafter	1,197
$36,009

Future Lease Expirations Table

The following is a summary of lease expirations for the next ten years at the properties we own as of December 31, 2010 (dollar amounts in thousands):

Year of Expiration	Number of Leases Expiring	Annualized Rental Income (1)	Annualized Rental Revenue as a Percentage of the Total Portfolio	Leased Rentable Sq. Ft.	Percent of Portfolio Rentable Sq. Ft. Expiring
2011	7	$1,279	21.5%	32,374	35.7%
2012	—	—	—	—	—
2013	1	86	1.4%	1,884	2.1%
2014	4	703	11.8%	21,797	24.0%
2015	—	—	—	—	—
2016	4	959	16.1%	17,671	19.5%
2017	2	1,142	19.2%	10,155	11.2%
2018	—	—	—	—	—
2019	—	—	—	—	—
2020	2	1,170	19.6%	5,450	6.0%
Total	20	$5,339	89.6%	89,331	98.5%

(1)	Annualized rental income as of December 31, 2010 on a straight-line basis.

Tenant Concentration

The following table lists tenants whose square footage is greater than 10% of the total portfolio square footage as of December 31, 2010 (annual rent in thousands):

Tenant	Number of Units Occupied by Tenant	Square Feet	Square Feet as a % of Total Portfolio	Lease Expiration	Average Remaining Lease Term (1)	Renewal Options	Annualized Rental Income (2)	Annual Rent per Sq. Ft.
AP Antiques Corp.	2	11,442	12.6%	Oct. 2011	0.8	none	$467	$40.83
Bunny Williams Incorporated	1	11,714	12.9%	Aug. 2016	5.7	none	472	40.33
Doris Leslie Blau, Ltd.	1	11,714	12.9%	Sept. 2014	3.8	none	384	32.78

(1)	Remaining lease term in years as of December 31, 2010. If the tenant has multiple leases with varying lease expirations, remaining lease term is calculated on a weighted-average basis.
(2)	Annualized rental income as of December 31, 2010 for the tenant on a straight-line basis.

Item 3. Legal Proceedings.

We are not party to, and none of our properties are subject to, any material pending legal proceedings.

Item 4. Reserved.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

No public market currently exists for our shares of common stock, and we currently have no plans to list our shares on a national securities exchange. Until our shares are listed, if ever, our stockholders may not sell their shares unless the buyer meets the applicable suitability and minimum purchase requirements. In addition, our charter prohibits the ownership of more than 9.8% of our stock, unless exempted by our board of directors. Consequently, there is the risk that our stockholders may not be able to sell their shares at a time or price acceptable to them.  Pursuant to our offering, we are selling shares of our common stock to the public at a price of $10.00 per share and at $9.50 per share pursuant to our distribution reinvestment plan.

In order for Financial Industry Regulatory Authority (“FINRA”) members and their associated persons to participate in the offering and sale of shares of common stock pursuant to our offering, we are required pursuant to NASD Rule 2710(f)(2)(M) to disclose in each annual report distributed to stockholders a per share estimated value of the shares, the method by which it was developed and the date of the data used to develop the estimated value.  In addition, we prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our shares.  During our offering the value of the shares is deemed to be the offering price of $10.00 per share (without regard to purchase price discounts for certain categories of purchasers), as adjusted for any special distribution of net sales proceeds.  There is no public trading market for the shares at this time, and there can be no assurance that stockholders would receive $10.00 per share if such a market did exist and they sold their shares or that they will be able to receive such amount for their shares in the future.  Nor does this deemed value reflect the distributions that stockholders would be entitled to receive if our properties were sold and the sale proceeds were distributed upon liquidation of our Company.  Such a distribution upon liquidation may be less than $10.00 per share primarily due to the fact that the funds initially available for investment in properties were reduced from the gross offering proceeds in order to pay selling commissions and dealer manager fees, organization and offering expenses, and acquisitions and advisory fees.

Holders

As of March 15, 2011, we had 727,480 shares of common stock outstanding held by a total of 219 stockholders.

Distributions

 We have elected to qualify as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2010.  As a REIT, we are required to distribute at least 90% of our REIT taxable income to our stockholders annually.  The amount of distributions payable to our stockholders is determined by our board of directors and is dependent on a number of factors, including funds available for distribution, financial condition, capital expenditure requirements, as applicable and annual distribution requirements needed to qualify and maintain our status as a REIT under the Internal Revenue Code.

On September 22, 2010, our board of directors declared a distribution rate equal to a 6.05% annualized rate based on the common share price of $10.00, commencing December 1, 2010.  The distributions will be payable by the 5th day following each month end to stockholders of record at the close of business each day during the prior month.  The dividend will be calculated based on stockholders of record each day during the applicable period at a rate of $0.00165753424 per day. On January 5, 2011, we paid $10,661 in distributions to common stockholders of record on December 31, 2010.  Distribution payments are dependent on the availability of funds.  Our board of directors may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distribution payments are not assured.

       We, our board of directors and Advisor share a similar philosophy with respect to paying our distribution. The distribution should principally be derived from cash flows generated from real estate operations. In order to improve our operating cash flows and our ability to pay dividends from operating cash flows, our related party Advisor agreed to waive certain fees including asset management and property management fees. The Company pays the Advisor an annualized asset management fee of up to 0.75% based on the aggregate contract purchase price of all real estate investments. The Advisor has elected to waive its asset and property management fees of approximately $0.2 million related to the year ended December 31, 2010, and will determine if a portion or all of such fees will be waived in subsequent periods on a quarter-to-quarter basis. The fees that were waived relating to the year ended December 31, 2010 are not deferrals and accordingly, will not be paid by the Company. Because the Advisor waived certain fees that we owed, cash flow from operations that would have been paid to the Advisor was available to pay distributions to our stockholders. In certain instances, to improve our working capital, the Advisor may elect to absorb a portion of our general and administrative costs that would otherwise have been paid by us. Additionally, the Advisor at its election may contribute capital to enhance our cash position for distribution purposes.  Any contributed capital amounts are not reimbursable to our Advisor.  Further, any capital contributions are made without any corresponding issuance of common or preferred shares of beneficial interest.  The Advisor contributed approximately $0.1 million to us during the three months ended December 31, 2010.

Due to certain unique operating characteristics of real estate companies, the National Association of Real Estate Investment Trusts (“NAREIT”), an industry trade group, has promulgated a measure known as funds from operations (“FFO”), which we believe to be an appropriate supplemental measure to reflect the operating performance of a real estate investment trust, or REIT. The use of FFO is recommended by the REIT industry as a supplemental performance measure. FFO is not equivalent to our net income or loss as determined under GAAP.

We define FFO, a non-GAAP measure, consistent with the standards established by the White Paper on FFO approved by the Board of Governors of NAREIT, as revised in February 2004, or the White Paper. The White Paper defines FFO as net income or loss computed in accordance with GAAP, excluding gains or losses from sales of property but including asset impairment write downs, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO. Our FFO calculation complies with NAREIT's policy described above.

The historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time. Since real estate values historically rise and fall with market conditions, presentations of operating results for a REIT, using historical accounting for depreciation, we believe, may be less informative. As a result, we believe that the use of FFO, which excludes the impact of real estate related depreciation and amortization, provides a more complete understanding of our performance to investors and to management, and when compared year over year, reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which is not immediately apparent from net income.

However, changes in the accounting and reporting rules under GAAP (for acquisition fees and expenses from a capitalization/depreciation model to an expensed-as-incurred model) that have been put into effect since the establishment of NAREIT's definition of FFO have prompted an increase in the non-cash and non-operating items included in FFO. In addition, we view fair value adjustments of derivatives, and impairment charges and gains and losses from dispositions of assets as items which are typically adjusted for when assessing operating performance. Lastly, publicly registered, non-listed REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation and therefore require additional adjustments to FFO in evaluating performance. Due to these and other unique features of publicly registered, non-listed REITs, the Investment Program Association (“IPA”), an industry trade group, has standardized a measure known as Modified FFO ("MFFO"), which we believe to be another appropriate supplemental measure to reflect the operating performance of a REIT. The use of MFFO is recommended by the IPA as a supplemental performance measure for publicly registered, non-listed REITs. MFFO is a metric used by management to evaluate sustainable performance and dividend policy. MFFO is not equivalent to our net income or loss as determined under GAAP.

We define MFFO, a non-GAAP measure, consistent with the IPA's Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations, or the Practice Guideline, issued by the IPA in November 2010. The Practice Guideline defines MFFO as FFO further adjusted for the following items, as applicable, included in the determination of GAAP net income: acquisition fees and expenses; amounts relating to deferred rent receivables and amortization of above and below market leases and liabilities; accretion of discounts and amortization of premiums on debt investments; nonrecurring impairments of real estate-related investments; mark-to-market adjustments included in net income; nonrecurring gains or losses included in net income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and after adjustments for consolidated and unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect MFFO on the same basis. Our MFFO calculation complies with the IPA's Practice Guideline described above. In calculating MFFO, we exclude acquisition related expenses, amortization of above and below market leases, fair value adjustments of derivative financial instruments, deferred rent receivables and the adjustments of such items related to non-controlling interests with an additional adjustment to add back amounts received or receivable from the Advisor or its affiliates in the form of an additional capital contribution (without any corresponding issuance of equity in the form of common or preferred shares of beneficial interest to the Advisor or its affiliates).

Presentation of this information is intended to assist in comparing the operating performance of different REITs, although it should be noted that not all REITs calculate FFO and MFFO the same way, so comparisons with other REITs may not be meaningful. Furthermore, FFO and MFFO are not necessarily indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income (loss) as an indication of our performance, as an indication of our liquidity, or indicative of funds available to fund our cash needs including our ability to make distributions to our stockholders. FFO and MFFO should be reviewed in conjunction with other measurements as an indication of our performance.

Our calculation of FFO and MFFO is presented in the following table for the applicable periods during the year ended December 31, 2010.  We did not have FFO or MFFO for the period from October 6, 2009 (date of inception) to December 31, 2009 (in thousands):

	Three Months Ended March 31, 2010	Three Months Ended June 30, 2010	Three Months Ended September 30, 2010	Three Months Ended December 31, 2010	Total

Net loss (in accordance with GAAP)	$—	$(62)	$(93)	$(1,607)	$(1,762)
Add:
Depreciation of real estate assets	—	—	222	278	500
Amortization of intangible lease assets	—	—	62	478	540
Amortization of above-market lease assets	—	—	—	2	2
Amortization of below-market lease assets	—	—	(34)	(43)	(77)
FFO	—	(62)	157	(892)	(797)
Acquisition and transaction-related costs, net of non-controlling interest	—	68	40	1,191	1,299
MFFO	—	6	197	299	502
Contribution from Advisor	—	—	—	113	113
Adjustment for straight-lining of rental payments	—	(5)	(45)	(63)	(113)
MFFO - IPA recommended format	$—	$1	$152	$349	$502

Distributions paid	$—	$97	$238	$349	$684

The following table compares cumulative distributions paid to cumulative MFFO, FFO and net loss (in accordance with GAAP) for the period from October 6, 2009 (date of inception) through December 31, 2010 (in thousands):

For the Period from October 6, 2009 (date of inception) to December 31, 2010
Distributions paid:
Preferred	$684
Common	—
Total distributions paid	$684

MFFO (a)	$502

FFO (b)	$(797)

Net loss (in accordance with GAAP)	$(1,762)

(a)	Calculated in accordance with the IPA recommended format.
(b)	Calculated in accordance with NAREIT.

Cash used to pay our distributions was generated mainly from funds received from property operating results, a contribution from our Advisor and the sale of our preferred and common stock. As additional capital is raised and we continue to build our portfolio of investments, we expect that we will use funds received from operating activities to pay a greater proportion of our distributions and will be able to reduce and in the future eliminate the use of funds from the sale of common stock to pay distributions. As the cash flows from operations become more significant our Advisor may discontinue its past practice of forgiving fees and providing contributions and may charge the full fee owed to it in accordance with our agreements with the Advisor.  Distribution payments are dependent on the availability of funds.  Our board of directors may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distribution payments are not assured.

Our Preferred Shares pay cumulative dividends monthly in arrears at the annualized rate of 8% on the liquidation preference of $9.00, resulting in a dividend rate of 8.23%.  The following table reflects dividends paid and declared on Preferred Shares during the year ended December 31, 2010 (in thousands):

	Dividends Paid	Dividends Declared
1st Quarter	$—	$14
2nd Quarter	97	151
3rd Quarter	238	282
4th Quarter	349	357
Total	$684	$804

On January 15, 2011, we paid approximately $0.1 million of dividends to preferred stockholders of record on December 31, 2010.

The following table shows the sources for the payment of distributions to preferred stockholders for the year ended December 31, 2010 (in thousands):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Distributions:
Distributions paid in cash	$—	$97	$238	$349
Distributions reinvested	—	—	—	—
Total distributions	$—	$97	$238	$349
Source of distributions:
Cash flows provided by (used in) operations (GAAP basis)	$—	$—	$—	$—
Proceeds from issuance of common stock	—	97	238	349
Total sources of distributions	$—	$97	$238	$349

Share-Based Compensation Plans

We have a stock option plan (the “Plan”) which authorizes the grant of nonqualified stock options to our independent directors, subject to the absolute discretion of the board of directors and the applicable limitations of the Plan. The exercise price for all stock options granted under the Plan will be fixed at $10.00 per share until the termination of the IPO, and thereafter the exercise price for stock options granted to the independent directors will be equal to the fair market value of a share on the last business day preceding the annual meeting of stockholders. A total of 500,000 shares have been authorized and reserved for issuance under the Plan.

Notwithstanding any other provisions of our Plan to the contrary, no stock option issued pursuant thereto may be exercised if such exercise would jeopardize our status as a REIT under the Code. The following table sets forth information regarding securities authorized for issuance under our stock option plan as of December 31, 2010:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)
	(a)	(b)	(c)
Equity Compensation Plans approved by security holders	—	$—	—
Equity Compensation Plans not approved by security holders	—	—	500,000
Total	—	$—	500,000

On September 22, 2010, the Board of Directors adopted an employee and director incentive restricted share plan (the “RSP”). The RSP provides for the automatic grant of 3,000 restricted shares of common stock to each of the independent directors, without any further action by our board of directors or the stockholders, on the date of each annual stockholder’s meeting. Restricted stock issued to independent directors will vest over a five-year period following the first anniversary of the date of grant in increments of 20% per annum. The RSP provides us with the ability to grant awards of restricted shares to our directors, officers and employees (if we ever have employees), employees of the Advisor and its affiliates, employees of entities that provide services to us, directors of the Advisor or of entities that provide services to us, certain of our consultants and certain consultants to the Advisor and its affiliates or to entities that provide services to us. The total number of common shares reserved for issuance under the RSP is equal to 5.0% of our authorized shares.

            Restricted share awards entitle the recipient to receive common shares from us under terms that provide for vesting over a specified period of time or upon attainment of pre-established performance objectives. Such awards would typically be forfeited with respect to the unvested shares upon the termination of the recipient’s employment or other relationship us. Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of restricted shares may receive cash distributions prior to the time that the restrictions on the restricted shares have lapsed. Any distributions payable in common shares shall be subject to the same restrictions as the underlying restricted shares.  There were 9,000 unvested shares outstanding under the RSP at December 31, 2010.

Use of Proceeds from Sales of Registered Securities and Unregistered Sales of Equity Securities

On September 2, 2010, our Registration Statement covering a public offering of up to 150.0 million shares of common stock for up to $10.00 per share, for an aggregate offering price of up to $1.5 billion, was declared effective under the Securities Act. The offering commenced on September 2, 2010 and is ongoing.  Shares are offered in our public offering initially at a price of $10.00 per share.  Shares are offered under our distribution reinvestment plan initially at a price of $9.50 per share.

For the year ended December 31, 2010 and the period from October 6, 2009 (date of inception) to December 31, 2009, we had sold 327,499 shares and 20,000 shares for gross offering proceeds of $2.9 million and $0.2 million, respectively. At December 31, 2010 and 2009, we had incurred selling commissions, dealer manager fees and other organization and offering costs in the amounts set forth below. The Dealer Manager reallowed all of the selling commissions and a portion of the dealer manager fees to participating broker-dealers.

The following table reflects the offering costs associated with this issuance of common stock (in thousands):

Type of Expense	Year Ended December 31, 2010	Period from October 6, 2009 (date of inception) to December 31, 2009
Selling commissions and dealer manager fees	$186	$—
Other organization and offering costs	2,219	880
Total expenses	$2,405	$880

Other organization and offering costs include non-recurring legal and due diligence fees related to the initial process of acquiring our Registration Statement effective. As of December 31, 2010, total expenses exceeded offering proceeds from the sale of common stock by $0.4 million, due to the on-going nature of our offering process and that many expenses were paid before the offering commenced.  We will use the net proceeds from our ongoing initial public offering to purchase or fund real estate investments, including acquisition fees and closing costs.

On December 22, 2009, we commenced a private offering to accredited investors under Rule 506 of Regulation D of the Securities Act of 1933 of up to $50.0 million in shares of our 8% series A convertible preferred stock (the “Preferred Shares”) subject to an option to increase the offering up to $100.0 million in shares of our preferred stock. This private offering was terminated on September 2, 2010, the effective date of the registration statement with respect to our common shares.  As of December 31, 2010, we had received aggregate gross offering proceeds, net of certain discounts, of approximately $17.0 million from the sale of approximately 2.0 million shares in this private offering. The Preferred Shares are convertible in whole or in part into shares of common stock after September 2, 2011, the first anniversary of the final closing of the private offering at a conversion price of $9.00 per share (subject to discounts to a price not less than $8.50).

The following table reflects the offering costs associated with this issuance of Preferred Shares (in thousands) :

Type of Expense	Year Ended December 31, 2010	Period from October 6, 2009 (date of inception) to December 31, 2009
Selling commissions and dealer manager fees	$1,743	$—
Other organization and offering costs	1,233	74
Total expenses	$2,976	$74

Through December 31, 2010, the net offering proceeds to us, after deducting the total expenses paid as described above, were $13.9 million. We used the net proceeds from this private offering to fund a portion of the $66.3 million of real estate acquisitions.

On October 16, 2009, we sold 20,000 shares of our common stock to our Sponsor under Rule 506 of Regulation D of the Securities Act of 1933 at a price of $10.00 per share for aggregate gross proceeds of $0.2 million, which was used to fund organizational costs.  Other than this initial unregistered sale and the private offering of Preferred Shares described above, during the year ended December 31, 2010 and the period from October 6, 2009 (date of inception) to December 31, 2009, we did not sell equity securities that were not registered under the Securities Act.

Share Repurchase Program

Our common stock is currently not listed on a national securities exchange and we will not seek to list our stock until such time as our independent directors believe that the listing of our stock would be in the best interest of our stockholders. In order to provide stockholders with the benefit of some interim liquidity, our board of directors has adopted a Share Repurchase Program (the “SRP”) that enables our stockholders to sell their shares back to us after you have held them for at least one year, subject to the significant conditions and limitations. Our Sponsor, Advisor, directors and affiliates are prohibited from receiving a fee on any share repurchases.  As of December 31, 2010, we had no shares eligible for repurchase as the one-year holding requirement had not yet been met.

Repurchases of shares of our common stock, when requested, are at our sole discretion and generally will be made quarterly. We will limit the number of shares repurchased during any calendar year to 5% of the number of shares of common stock outstanding on December 31st of the previous calendar year. In addition, we are only authorized to repurchase shares using the proceeds received from our distribution reinvestment plan and will limit the amount we spend to repurchase shares in a given quarter to the amount of proceeds we received from our distribution reinvestment plan in that same quarter. Due to these limitations, we cannot guarantee that we will be able to accommodate all repurchase requests.

Unless the shares of our common stock are being repurchased in connection with a stockholder’s death, the purchase price for shares repurchased under our share repurchase program will be as set forth below until we establish an estimated value of our shares. We do not currently anticipate obtaining appraisals for our investments (other than investments in transactions with our Sponsor, Advisor, directors or their respective affiliates) and, accordingly, the estimated value of our investments should not be viewed as an accurate reflection of the fair market value of our investments nor will they represent the amount of net proceeds that would result from an immediate sale of our assets. We expect to begin establishing an estimated value of our shares based on the value of our real estate and real estate-related investments beginning 18 months after the close of our offering. We will retain persons independent of us and our Advisor to prepare the estimated value of our shares.

Only those stockholders who purchased their shares from us or received their shares from us (directly or indirectly) through one or more non-cash transactions may be able to participate in the share redemption program. In other words, once our shares are transferred for value by a stockholder, the transferee and all subsequent holders of the shares are not eligible to participate in the share redemption program. We will repurchase shares as of the last business day of each quarter (and in all events on a date other than a dividend payment date). Prior to establishing the estimated value of our shares, the price per share that we will pay to repurchase shares of our common stock will be as follows:

•	the lower of $9.25 or 92.5% of the price paid to acquire the shares from us for stockholders who have continuously held their shares for at least one year;

•	the lower of $9.50 or 95.0% of the price paid to acquire the shares from us for stockholders who have continuously held their shares for at least two years;

•	the lower of $9.75 or 97.5% of the price paid to acquire the shares from us for stockholders who have continuously held their shares for at least three years; and

•
the lower of $10.00 or 100% of the price paid to acquire the shares from us for stockholders who have continuously held their shares for at least four years (in each case, as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock).

Upon the death or disability of a stockholder, upon request, we will waive the one-year holding requirement. Shares repurchased in connection with the death or disability of a stockholder will be repurchased at a purchase price equal to the price actually paid for the shares during the offering, or if not engaged in the offering, the per share purchase price will be based on the greater of $10.00 or the then-current net asset value of the shares as determined by our board of directors (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock). In addition, we may waive the holding period in the event of a stockholder’s bankruptcy or other exigent circumstances.

The share repurchase program immediately will terminate if our shares are listed on any national securities exchange. In addition, our board of directors may amend, suspend (in whole or in part) or terminate the share repurchase program at any time upon 30 days’ prior written notice to our stockholders. Further, our board of directors reserves the right, in its sole discretion, to reject any requests for repurchases.

Item 6. Selected Financial Data.

The following selected financial data as of December 31, 2010 and December 31, 2009 and for the year ended December 31, 2010 and the period from October 6, 2009 (date of inception) to December 31, 2009 should be read in conjunction with the accompanying consolidated financial statements and related notes thereto and “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” below:

	December 31,
Balance sheet data (amounts in thousands)	2010	2009
Total real estate investments, at cost	$67,615	$—
Total assets	69,906	954
Mortgage notes payable	35,385	—
Notes payable	5,933	—
Total liabilities	45,781	755
Total equity	24,125	199

Operating data (amounts in thousands, except share and per share data)	For the Year Ended December 31, 2010	For the Period from October 6, 2009 (date of inception) to December 31, 2009
Total revenues	$2,377		$—

Expenses
Property operating expenses	672		—
Acquisition and transaction related	1,424		—
General and administrative	43		1
Depreciation and amortization	1,040		—
Total operating expenses	3,179		1
Operating loss	(802)		(1)
Other income (expenses)
Interest expense	(1,070)		—
Interest income	1		—
Total other expenses	(1,069)		—
Net loss	(1,871)		(1)
Net loss attributable to non-controlling interests	109		—
Net loss attributable to stockholders	$(1,762)		$(1)
Other data
Cash flows used in operations	$(1,234)		$(1)
Cash flows used in investing activities	(52,029)		—
Cash flows provided by financing activities	53,612		1
Per share data			—
Net loss per common share - basic and diluted	$(48.80)	$
Distributions declared per common share	$0.60		$—
Weighted-average number of common shares outstanding, basic and diluted	36,108		—

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our accompanying financial statements of American Realty Capital New York Recovery REIT, Inc. and the notes thereto. The following information contains forward-looking statements, which are subject to risks and uncertainties. Should one or more of these risks or uncertainties materialize, actual results may differ materially from those expressed or implied by the forward-looking statements. Please see “Forward-Looking Statements” above for a description of these risks and uncertainties.

Overview

We were incorporated on October 6, 2009 as a Maryland corporation intending to elect and qualify as a REIT for federal income tax purposes beginning with the taxable year that ended December 31, 2010.  As a REIT, we generally will not be subject to corporate-level income taxes.  To maintain REIT status, we will be required, among other requirements, to distribute annually at least 90% of our “REIT taxable income,” as defined by the Code, to our stockholders.  If we fail to qualify as a REIT in any taxable year, we would be subject to federal income tax on our taxable income at regular corporate tax rates.

On September 2, 2010, we commenced our IPO on a “best efforts” basis of up to 150.0 million shares of common stock (exclusive of 25.0 million shares available pursuant to our DRIP) at a price of $10.00 per share, subject to certain volume and other discounts, pursuant to our Registration Statement on Form S-11 filed with the SEC under the Securities Act. We sold 20,000 shares to our Sponsor on October 16, 2009, at $10.00 per share. As of December 31, 2010, we had 327,499 shares of common stock outstanding with an aggregate value of approximately $3.2 million based on a per share value of $10.00. In addition, we sold approximately 2.0 million shares of Preferred Shares for gross proceeds of approximately $17.0 million in the Preferred Offering. We are dependent upon the net proceeds from these offerings to conduct our operations.

We were formed to acquire high quality, income-producing commercial real estate in the New York metropolitan area, and, in particular, properties located in New York City with a focus on office and retail properties. All such properties may be acquired and operated by the Company alone or jointly with another party. We may also originate or acquire first mortgage loans secured by real estate. We purchased our first property, the Interior Design Building (the “Design Center”), and commenced our real estate operations in June 2010. On December 1, 2010, we purchased a portfolio of five retail condominiums on Bleecker Street (“Bleecker Street”).  As of December 31, 2010, the Company owned six properties comprising approximately 91,000 square feet of commercial space with an aggregate purchase price of $66.3 million. As of December 31, 2010, these properties were 100% occupied.

Substantially all of our business is conducted through the OP, a Delaware limited partnership. We are the sole general partner and holder of 99.9% of the units of the OP. Our Advisor made a capital contribution to the OP in the amount of $2,000 in exchange for 200 OP units, which may be exchanged for the cash value of a corresponding number of shares of common stock or, at our option, a corresponding number of shares of common stock. The remaining rights of the limited partner interests are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP’s assets.

We have no paid employees.  We are managed by our Advisor and Sponsor, which serves as our Property Manager, unless services are performed by a third party for specific properties. Our Dealer Manager, an affiliate of the Sponsor, serves as the dealer manager of our IPO. These related parties receive compensation and fees for services related to the IPO and for the investment and management of our assets. These entities receive fees during the offering, acquisition, operational and liquidation stages.

Real estate-related investments are higher-yield and higher-risk investments that our Advisor will actively manage, if we elect to acquire such investments. The real estate-related investments in which we may invest include: (i) mortgage loans; (ii) equity securities such as common stocks, preferred stocks and convertible preferred securities of real estate companies; (iii) debt securities, such as mortgage-backed securities, commercial mortgages, mortgage loan participations and debt securities issued by other real estate companies; and (iv) certain types of illiquid securities, such as mezzanine loans and bridge loans. Since our inception, we have not acquired any real estate-related investments.

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

Investments in Real Estate

Investments in real estate are recorded at cost. Improvements and replacements are capitalized when they extend the useful life of the asset. Costs of repairs and maintenance are expensed as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of up to forty years for buildings, 15 years for improvements, five to ten years for fixtures and improvements and the shorter of the useful life or the remaining lease term for tenant improvements and leasehold interests.

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

Amounts allocated to land, buildings, equipment and fixtures are based on cost segregation studies performed by independent third-parties or on our analysis of comparable properties in our portfolio. Depreciation is computed using the straight-line method over the estimated lives of forty years for buildings, seven years for building equipment and fixtures, and the shorter of the useful life or the remaining lease term for tenant improvements.

The aggregate value of intangible assets related to in-place leases is primarily the difference between the property valued with existing in-place leases adjusted to market rental rates and the property valued as if vacant. Factors considered by us in our analysis of the in-place lease intangibles include an estimate of carrying costs during the expected lease-up period for each property, taking into account current market conditions and costs to execute similar leases. In estimating carrying costs, we include real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up period, which typically ranges from six to 12 months. We also estimate costs to execute similar leases including leasing commissions, legal and other related expenses.

Above-market and below-market in-place lease values for owned properties are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between the contractual amounts to be paid pursuant to the in-place leases and management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market lease intangibles are amortized as a decrease to rental income over the remaining term of the lease.  The capitalized below-market lease values will be amortized as an increase to rental income over the remaining term and any fixed rate renewal periods provided within the respective leases. In determining the amortization period for below-market lease intangibles, the Company initially will consider, and periodically evaluate on a quarterly basis, the likelihood that a lessee will execute the renewal option.  The likelihood that a lessee will execute the renewal option is determined by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located.

The aggregate value of intangibles assets related to customer relationship is measured based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with the tenant. Characteristics considered by us in determining these values include the nature and extent of our existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals, among other factors.

The value of in-place leases is amortized to expense over the initial term of the respective leases, which range primarily from 2 to 20 years. The value of customer relationship intangibles is amortized to expense over the initial term and any renewal periods in the respective leases, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building. If a tenant terminates its lease, the unamortized portion of the in-place lease value and customer relationship intangibles is charged to expense.

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

Recently Issued Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) amended the guidance on transfers of financial assets to, among other things, eliminate the qualifying special-purpose entity concept, include a new unit of account definition that must be met for transfers of portions of financial assets to be eligible for sale accounting, clarify and change the derecognition criteria for a transfer to be accounted for as a sale, and require significant additional disclosure. This standard was effective January 1, 2010. Adoption of this guidance did not have a material impact on our financial position or results of operations.

In June 2009, the FASB issued new guidance which revised the consolidation guidance for variable-interest entities. The modifications include the elimination of the exemption for qualifying special purpose entities, a new approach for determining who should consolidate a variable-interest entity, and changes to when it is necessary to reassess who should consolidate a variable-interest entity. This standard was effective January 1, 2010. Adoption of this guidance did not have a material impact on our financial position or results of operations.

In January 2010, the FASB issued guidance which clarifies that the stock portion of a distribution to stockholders that allow them to receive cash or stock with a potential limitation on the total amount of cash that all stockholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend. This standard was effective January 1, 2010. Adoption of this guidance did not have a material impact on our financial position or results of operations.

In January 2010, the FASB amended guidance to require a number of additional disclosures regarding fair value measurements. Specifically, the guidance revises two disclosure requirements concerning fair value measurements and clarifies two others. It requires separate presentation of significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and disclosure of the reasons for such transfers. Also, it requires the presentation of purchases, sales, issuances and settlements within Level 3 on a gross basis rather than on a net basis. The amendments clarify that disclosures should be disaggregated by class of asset or liability and that disclosures about inputs and valuation techniques should be provided for both recurring and non-recurring fair value measurements. The adoption of the guidance related to Levels 1 and 2 were effective January 1, 2010 and did not have a material impact on our financial position or results of operations.  The adoption of the guidance related to Level 3 is effective January 1, 2011 and is not expected to have a material impact on our financial position or results of operations.

In February 2010, the FASB updated the guidance to no longer require companies that file with the SEC to indicate the date through which they have analyzed subsequent events. This updated guidance became effective immediately upon issuance; therefore we adopted it as of the first quarter of 2010.

In March 2010, the FASB issued a clarification of previous guidance that exempts certain credit related features from analysis as potential embedded derivatives subject to bifurcation and separate fair value accounting.  This guidance specifies that an embedded credit derivative feature related to the transfer of credit risk that is only in the form of subordination of one financial instrument to another is not subject to bifurcation from a host contract.  All other embedded credit derivative features should be analyzed to determine whether their economic characteristics and risks are “clearly and closely related” to the economic characteristics and risks of the host contract and whether bifurcation and separate fair value accounting is required.  The adoption of this guidance on July 1, 2010 had no material effect on our financial position or results of operations.

In December 2010, the FASB updated its guidance related to goodwill which affected all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative. The guidance modifies Step 1 so that for those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. This guidance will become effective for us on January 1, 2011.  The adoption of this guidance is not expected to have a material impact on our financial position or results of operations.

In December 2010, the FASB updated the guidance related to business combinations to address diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. The amendment specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, non-recurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendment affects any public entity, as defined, that enters into business combinations that are material on an individual or aggregate basis. This guidance will become effective for us for acquisitions occurring on or after January 1, 2011. We do not expect the adoption of this guidance will have a material impact upon our financial position or results of operations.

Results of Operations

Comparison of Year Ended December 31, 2010 to the period from October 6, 2009 (date of inception) to December 31, 2009

As of December 31, 2010, we owned six properties which are 100% leased. As of December 31, 2009, we did not own any properties.  Accordingly, our results of operations for the year ended December 31, 2010 as compared to the period from October 6, 2009 (date of inception) to December 31, 2009 reflect significant increases in most categories.

Rental Income

Rental income was $2.1 million for the year ended December 31, 2010.  Rental income was driven by our acquisitions during the year ended December 31, 2010 of $66.3 million of properties, representing approximately 91,000 square feet, which were 100% leased as of December 31, 2010.  We did not own any properties and therefore, had no rental income for the period from October 6, 2009 (date of inception) to December 31, 2009.

Operating Expense Reimbursement

Operating expense reimbursement revenue was $0.3 million for the year ended December 31, 2010.  This revenue represents the portion of property operating expenses which are reimbursable by our tenants and primarily relates to the Design Center acquisition.  We did not own any properties and therefore, had no operating expense reimbursement revenue for the period from October 6, 2009 (date of inception) to December 31, 2009.

Asset Management Fees to Affiliate

Our Advisor is entitled to fees for the management of our properties. The Advisor has elected to waive all asset management fees for the year ended December 31, 2010.  For the year ended December 31, 2010, we would have incurred additional asset management fees of $0.2 million, had they not been waived.  There were no fees earned or waived for the period from October 6, 2009 (date of inception) to December 31, 2009.

Property Management Fees to Affiliate

Our affiliated Property Manager, has elected to waive the property management fees for the year ended December 31, 2010. Such fees represent amounts that, had they not been waived, would have been paid to our Property Manager to manage and lease our properties. For the year ended December 31, 2010, we would have incurred property management fees of $0.1 million, had the fees not been waived. There were no property management fees incurred or waived for the period from October 6, 2009 (date of inception) to December 31, 2009.

Property Operating Expenses

Property operating expenses for the year ended December 31, 2010 were $0.7 million.  These costs primarily relate to the costs associated with maintaining the Design Center property including real estate taxes, utilities, repairs and maintenance and unaffiliated third party property management fees.  There were no properties purchased and therefore no property expenses for the period from October 6, 2009 (date of inception) to December 31, 2009.

 Acquisition and Transaction Related Costs

Acquisition and transaction related costs for the year ended December 31, 2010 were $1.4 million.  These costs related to the purchase of six properties acquired in 2010 for an aggregate purchase price of $66.3 million.  There were no properties purchased and therefore no acquisition and transaction-related costs for the period from October 6, 2009 (date of inception) to December 31, 2009.

General and Administrative Expenses

General and administrative expenses of $43,000 for the year ended December 31, 2010 primarily included board member compensation. General and administrative expenses for the period from October 6, 2009 (date of inception) to December 31, 200 were immaterial.

Depreciation and Amortization Expense

Depreciation and amortization expense of $1.0 million for the year ended December 31, 2010, related to the purchase of six properties acquired in 2010 for an aggregate purchase price of $66.3 million.  The purchase price of acquired properties is allocated to tangible and identifiable intangible assets and depreciated or amortized over the estimated useful lives.  There were no properties purchased and therefore no depreciation and amortization expense for the period from October 6, 2009 (date of inception) to December 31, 2009.

Interest Expense

Interest expense of $1.1 million for the year ended December 31, 2010, related to financing of a portion of the properties acquired in 2010.  We view these secured financing sources as an efficient and accretive means to acquire properties. There were no properties purchased and therefore no interest expense for the period from October 6, 2009 (date of inception) to December 31, 2009.

Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the level of proceeds raised in our offering, the cost of borrowings, and the opportunity to acquire real estate assets which meet our investment objectives.

Net Loss Attributable to Non-controlling Interests

Net loss attributable to non-controlling interests of $0.1 million during the year ended December 31, 2010 represents the 13.8% of the net loss, excluding depreciation and amortization, on our Bleecker Street property that is related to minority interest holders.  There were no properties purchased and therefore no net loss attributable to non-controlling interests for the period from October 6, 2009 (date of inception) to December 31, 2009.

Comparison of Cash Flows for the Year Ended December 31, 2010 to the period from October 6, 2009 (date of inception) to December 31, 2009

For the year ended December 31, 2010, net cash used in operating activities was $1.2 million.  The level of cash flows used in or provided by operating activities is affected by the timing of interest payments and the amount of borrowings outstanding during the period, as well as the receipt of scheduled rent payments. Cash flows used in operating activities during the year ended December 31, 2010 was mainly due to a net loss of $1.8 million, primarily related to acquisition costs and increases in prepaid expenses of $0.7 million primarily due to the prepayments of real estate taxes and the increase in unbilled rent receivables recorded in accordance with straight-line basis accounting, as well as the receivable from affiliates of $0.4 million.  These uses in cash were partially offset by the increase in accounts payable and accrued expenses of $0.4 million and an increase in deferred rent and other liabilities of $0.2 million, primarily representing rent payments received in advance of the respective due date.  Non cash adjustments to net cash used in operating activities primarily related to depreciation and amortization of tangible and intangible real estate assets of $1.0 million, amortization of deferred financing costs of $0.1 million, offset by a net loss attributable to minority interest holders of $0.1 million.

Net cash used in investing activities during the year December 31, 2010 of $52.0 million related to properties acquired during the period.

Net cash provided by financing activities of $53.6 million during the year ended December 31, 2010 related to proceeds from the issuance of Preferred Shares and common stock of $19.8 million, proceeds from mortgage notes payable of $21.3 million, proceeds from minority interest holders and the Advisor of $13.1 million and proceeds from other notes payable of $8.9 million. These amounts were partially offset by offering costs of $3.7 million, repayments of mortgage and other notes payable of $3.0 million, dividends paid of $0.7 million, payments of deferred financing costs of $1.3 million and restricted cash of $0.8 million. Cash provided by financing activities in 2010 was used for property acquisitions.

During the period from October 6, 2009 (date of inception) to December 31, 2009, cash provided by financing activities consisted primarily of net proceeds from the sale of common stock of $0.2 million, which was offset of by $0.2 million of payments related to offering costs.

Liquidity and Capital Resources

Our principal demands for funds will continue to be for property acquisitions, either directly or through investment interests, for the payment of operating expenses, distributions to our investors, repurchases under our SRP, and for the payment of interest on our outstanding indebtedness. Generally, cash needs for property acquisitions will be met through proceeds from the sale of common stock through our public offering. We may also from time to time enter into other agreements with third parties where by third parties will make equity investments in specific properties or groups of properties that we acquire. Items other than property acquisitions are expected to be met from a combination of the proceeds from the sale of common stock and cash flows from operations.

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

We expect to continue to raise capital through the sale of our common stock and to utilize the net proceeds from the sale of our common stock and proceeds from secured financings to complete future property acquisitions. As of December 31, 2010, we had issued approximately 0.3 million shares of common stock for gross proceeds of approximately $2.9 million and approximately 2.0 million Preferred Shares for gross proceeds of approximately $17.0 million.

Our board of directors has adopted a SRP that enables our stockholders to sell their shares to us under limited circumstances. At the time a stockholder requests a redemption, we may, subject to certain conditions, redeem the shares presented for repurchase for cash to the extent we have sufficient funds available to fund such purchase. As of December 31, 2010 we had no shares eligible for repurchase as the one year holding requirement has not been met.

As of December 31, 2010, we had cash and cash equivalents of $0.3 million.  We expect cash flows from operations and the sale of common stock to be used primarily to invest in additional real estate, pay debt service, pay operating expenses and pay stockholder distributions.

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

Distributions

The amount of distributions payable to our stockholders is determined by our board of directors and is dependent on a number of factors, including funds available for distribution, financial condition, capital expenditure requirements, as applicable and annual distribution requirements needed to qualify and maintain our status as a REIT under the Code. Operating cash flows are expected to increase as additional properties are acquired in our investment portfolio.

On September 22, 2010, our board of directors declared a distribution rate equal to a 6.05% annualized rate based on the common share price of $10.00, commencing December 1, 2010.  The distributions will be payable by the 5th day following each month end to stockholders of record at the close of business each day during the prior month.  The dividend will be calculated based on stockholders of record each day during the applicable period at a rate of $0.00165753424 per day.  On January 5, 2011, we paid distributions of $10,661 to stockholders of record on December 31, 2010.  Distribution payments are dependent on the availability of funds.  Our board of directors may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distribution payments are not assured.

We, our board of directors and Advisor share a similar philosophy with respect to paying our distribution. The distribution should principally be derived from cash flows generated from real estate operations. In order to improve our operating cash flows and our ability to pay dividends from operating cash flows, our related party Advisor agreed to waive certain fees including asset management and property management fees.  Because the Advisor waived certain fees that we owed, cash flow from operations that would have been paid to the Advisor was available to pay distributions to our stockholders.  See Note 10 – Related Party transactions in the notes to the consolidated financial statements contained elsewhere in this report for more information on fees that were forgiven by our Advisor.  The fees that were forgiven relating to the activity during the year ended December 31, 2010 are not deferrals and accordingly, will not be paid by us. In certain instances, to improve our working capital, the Advisor may elect to absorb a portion of our general and administrative costs that would otherwise have been paid by us. Additionally, the Advisor at its election may contribute capital to enhance our cash position for distribution purposes.  Any contributed capital amounts are not reimbursable to our Advisor.  Further, any capital contributions are made without any corresponding issuance of common or preferred shares of beneficial interest.  The Advisor contributed approximately $0.1 million to us during the three months ended December 31, 2010.

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

Loan Obligations

The payment terms of our loan obligations require principal and interest amounts payable monthly with all unpaid principal and interest due at maturity. Our loan agreements stipulate that we comply with specific reporting covenants. As of December 31, 2010, we were in compliance with the debt covenants under our loan agreements.

Our Advisor may, with approval from our independent board of directors, seek to borrow short-term capital that, combined with secured mortgage financing, exceeds our targeted leverage ratio. Such short-term borrowings may be obtained from third-parties on a case-by-case basis as acquisition opportunities present themselves simultaneous with our capital raising efforts. We view the use of short-term borrowings as an efficient and accretive means of acquiring real estate in advance of raising equity capital. Accordingly, we can take advantage of buying opportunities as we expand our fund raising activities. As additional equity capital is obtained, these short-term borrowings will be repaid. Our leverage ratio approximated 53.4% (secured mortgage notes payable as a percentage of total real estate investments, at cost) as of December 31, 2010.

Contractual Obligations

The following is a summary of our contractual obligations as of December 31, 2010 (in thousands):

		Years Ending December 31,
	Total	2011	2012-2013	2014-2015	Thereafter
Principal Payments Due:
Mortgage notes payable	$35,385	$288	$13,797	$21,300	$—
Other notes payable	5,933	—	5,933	—	—
	$41,318	$288	$19,730	$21,300	$—
Interest Payments Due:
Mortgage notes payable	$6,298	$1,803	$2,644	$1,851	$—
Other notes payable	899	571	328	—	—
	$7,197	$2,374	$2,972	$1,851	$—

Election as a REIT

We elected to be taxed as a REIT under Sections 856 through 860 of the Code commencing with our taxable year ended December 31, 2010. If we continue to qualify for taxation as a REIT, we generally will not be subject to federal corporate income tax to the extent we distribute our REIT taxable income to our stockholders, and so long as we distribute at least 90% of our REIT taxable income. REITs are subject to a number of other organizational and operational requirements. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and federal income and excise taxes on our undistributed income. We believe we are organized and operating in such a manner as to qualify to be taxed as a REIT for the taxable year ended December 31, 2010.

Inflation

Some of our leases contain provisions designed to mitigate the adverse impact of inflation. These provisions generally increase rental rates during the terms of the leases either at fixed rates or indexed escalations (based on the Consumer Price Index or other measures). We may be adversely impacted by inflation on the leases that do not contain indexed escalation provisions. In addition, our net leases require the tenant to pay its allocable share of operating expenses, including common area maintenance costs, real estate taxes and insurance. This may reduce our exposure to increases in costs and operating expenses resulting from inflation.

Related-Party Transactions and Agreements

We have entered into agreements with American Realty Capital III, LLC and its wholly-owned affiliates, whereby we pay certain fees or reimbursements to our Advisor or its affiliates for acquisition fees and expenses, organization and offering costs, sales commissions, dealer manager fees, asset and property management fees and reimbursement of operating costs. See Note 10 to our consolidated financial statements included in this report for a discussion of the various related-party transactions, agreements and fees.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

The market risk associated with financial instruments and derivative financial instruments is the risk of loss from adverse changes in market prices or interest rates. Our long-term debt, which consists of secured financings, bears interest at fixed rates. Our interest rate risk management objectives are to limit the impact of interest rate changes in earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, from time to time, we may enter into interest rate hedge contracts such as swaps, collars, and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. We would not hold or issue these derivative contracts for trading or speculative purposes.

As of December 31, 2010, our debt included fixed-rate debt, with a carrying value of $35.4 million and a fair value of $35.4 million. Changes in market interest rates on our fixed-rate debt impact the fair value of the debt, but it has no impact on interest incurred or cash flow. For instance, if interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our debt to decrease, the same way the price of a bond declines as interest rates rise.

The sensitivity analysis related to our fixed–rate debt assumes an immediate 100 basis point move in interest rates from their December 31, 2010 levels, with all other variables held constant.  A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt by $0.3 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt by $0.3 million.  At December 31, 2010, we do not have any variable rate debt.

These amounts were determined by considering the impact of hypothetical interest rates changes on our borrowing costs, and, assuming no other changes in our capital structure.

As the information presented above includes only those exposures that existed as of December 31, 2010, it does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.

We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations.

Item 8.	Financial Statements and Supplementary Data.

The information required by this Item 8 is hereby incorporated by reference to our Consolidated Financial Statements beginning on page F-1 of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

  In accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act, management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this annual report on Form 10-K.   Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded, as of the end of such period, that our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in our reports that we file or submit under the Exchange Act.

Internal Control Over Financial Reporting

Management's Annual Reporting on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act.

In connection with the preparation of our Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on its assessment, our management concluded that, as of December 31, 2010, our internal control over financial reporting was effective.

The rules of the SEC do not require, and this annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.

Changes in Internal Control Over Financial Reporting.

During the fourth quarter of fiscal year ended December 31, 2010, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

We have adopted a Code of Ethics that applies to all of our executive officers and directors, including but not limited to, our principal executive officer and principal financial officer. A copy of our code of ethics may be obtained, free of charge, by sending a written request to our executive office – 405 Park Avenue – 15th Floor, New York, NY 10022, attention Chief Financial Officer.

The other information required by this Item is incorporated by reference to our annual proxy statement for the fiscal year ended December 31, 2010 (the “Proxy Statement”).

Item 11. Executive Compensation.

The information required by this Item is incorporated by reference to our Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated by reference to our Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference to our Proxy Statement.

Item 14. Principal Accounting Fees and Services.

The information required by this Item is incorporated by reference  to our Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	Financial Statement Schedules

See the Index to Consolidated Financial Statements at page F-1 of this report.

The following financial statement schedule is included herein at page F-24 of this report:

Schedule III – Real Estate and Accumulated Depreciation

(b)	Exhibits

EXHIBIT INDEX

The following documents are filed as part of this annual report:

Exhibit No.	Description
10.16	Agreement of Lease between Urban Development Partners (61), LLC and Rosselli 61st Street LLC, dated January 17, 2008.*

10.17	Limited Guaranty between Urban Development Partners (61), LLC and Rosselli 61st Street LLC, dated January 17, 2008.*

10.18	Lease between Bleecker Street Condo, LLC and Burberry Limited, dated May 26, 2010.*

10.19	Lease between 382/384 Perry Retail, LLC and Michael Kors Stores, LLC, dated May 2010.*

10.20	Limited Liability Company Agreement of ARCNYRR CAMBR Bleecker, LLC.*

10.21	Consent of Independent Registered Public Accounting Firm.*

31.1	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32
Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 28th day of March, 2011.

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.

By:	/s/ NICHOLAS S. SCHORSCH
NICHOLAS S. SCHORSCH CHIEF EXECUTIVE OFFICER AND CHAIRMAN OF THE BOARD OF DIRECTORS

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this annual report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 28, 2011

Name	Capacity	Date

/s/ Nicholas S. Schorsch	Chief Executive Officer and
Nicholas S. Schorsch	Chairman of the Board of Directors (and Principal Executive Officer)	March 28, 2011

/s/ Brian S. Block	Chief Financial Officer and Executive Vice President
Brian S. Block	(and Principal Financial Officer and Principal Accounting Officer)	March 28, 2011

/s/ Leslie D. Michelson	Independent Director
Leslie D. Michelson		March 28, 2011

/s/ William G. Stanley	Independent Director
William G. Stanley		March 28, 2011

/s/ Robert H. Burns	Independent Director
Robert H. Burns		March 28, 2011

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Financial Statements

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2010 and 2009	F-3

Consolidated Statements of Operations for the Year Ended
December 31, 2010 and the Period from October 6, 2009 (date of inception) to December 31, 2009	F-4

Consolidated Statement of Changes in Equity for the Year Ended
December 31, 2010 and the Period from October 6, 2009 (date of inception) to December 31, 2009	F-5

Consolidated Statements of Cash Flows for the Year Ended
December 31, 2010 and the Period from October 6, 2009 (date of inception) to December 31, 2009	F-6

Notes to Consolidated Financial Statements	F-7

Financial Statement Schedule

Schedule III – Real Estate Investments	F-24

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors

American Realty Capital New York Recovery REIT, Inc.

We have audited the accompanying consolidated balance sheets of American Realty Capital New York Recovery REIT, Inc. (a Maryland Corporation) (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in equity and cash flows for the year ended December 31, 2010 and the period from October 6, 2009 (date of inception) to December 31, 2009. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15(a). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Realty Capital New York Recovery REIT, Inc. as of December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for the year ended December 31, 2010 and the period from October 6, 2009 (date of inception) to December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania

March 28, 2011

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2010	2009
ASSETS
Real estate investments, at cost:
Land	$11,243	$—
Buildings, fixtures and improvements	50,051	—
Acquired intangible lease assets	6,321	—
Total real estate investments, at cost	67,615	—
Less accumulated depreciation and amortization	(1,042)	—
Total real estate investments, net	66,573	—

Cash and cash equivalents	349	—
Restricted cash	760	—
Due from affiliates, net	324	—
Prepaid expenses and other assets	652	—
Deferred financing costs, net	1,248	954
Total assets	$69,906	$954

LIABILITIES AND EQUITY
Mortgage notes payable	$35,385	$—
Notes payable	5,933	—
Below-market lease liabilities, net	1,288	—
Accounts payable and accrued expenses	2,842	722
Due to affiliates, net	—	33
Deferred rent and other liabilities	202	—
Distributions payable	131	—
Total liabilities	45,781	755

Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Convertible preferred stock, $0.01 par value, 5,550,000 shares authorized, (liquidation preference $9.00 per share) 1,966,376 and none outstanding at December 31, 2010 and 2009, respectively	20	—
Common stock, $0.01 par value; 240,000,000 shares authorized, 327,499 and 20,000 shares issued and outstanding at December 31, 2010 and 2009, respectively	3	—
Additional paid-in capital	13,789	200
Accumulated deficit	(2,578)	(1)
Total stockholders’ equity	11,234	199
Non-controlling interests	12,891	—
Total equity	24,125	199
Total liabilities and equity	$69,906	$954

The accompanying notes are an integral part of these financial statements

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
	Year Ended December 31, 2010	For the Period from October 6, 2009 (date of inception) to December 31, 2009
Revenues:
Rental income	$2,087		$—
Operating expense reimbursement	290		—
Total revenues	2,377		—

Expenses:
Property operating	672		—
Acquisition and transaction-related	1,424		—
General and administrative	43		1
Depreciation and amortization	1,040		—
Total operating expenses	3,179		1
Operating loss	(802)		(1)

Other income (expenses):
Interest expense	(1,070)		—
Interest income	1		—
Total other expenses	(1,069)		—
Net loss	(1,871)		(1)
Net loss attributable to non-controlling interests	109		—
Net loss attributable to stockholders	$(1,762)		$(1)

Basic and diluted weighted average:
Common shares outstanding	36,108		4,219
Basic and diluted loss per share	$(48.80)	$	NM

NM – not meaningful

The accompanying notes are an integral part of these financial statements

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
For the Year ended December 31, 2010 and Period from October 6, 2009 (date of inception) to December 31, 2009
(In thousands, except share and per share data)

	Convertible Preferred Stock		Common Stock
	Number of Shares	Par value	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Stockholders’ Equity	Non- controlling Interests	Total Equity
Balance, October 6, 2009	—	$—	—	$—	$—	$—	$—	$—	$—
Issuance of common stock	—	—	20,000	—	200	—	200	—	200
Net loss	—	—	—	—	—	(1)	(1)	—	(1)
Balance, December 31, 2009	—	—	20,000	—	200	(1)	199	—	199
Issuance of convertible preferred stock	1,966,376	20	—	—	16,934	—	16,954	—	16,954
Convertible preferred stock offering costs, commissions and dealer manager fees	—	—	—	—	(3,050)	—	(3,050)	—	(3,050)
Issuance of common stock	—	—	298,499	3	2,872	—	2,875	—	2,875
Common stock offering costs, commissions and dealer manager fees	—	—	—	—	(3,285)	—	(3,285)	—	(3,285)
Issuance of restricted shares	—	—	9,000	—	—	—	—	—	—
Amortization of restricted shares	—	—	—	—	5	—	5	—	5
Contributions from Advisor	—	—	—	—	113	—	113	—	113
Contributions from non-controlling interests	—	—	—	—	—	—	—	13,000	13,000
Distributions declared	—	—	—	—	—	(815)	(815)	—	(815)
Net loss	—	—	—	—	—	(1,762)	(1,762)	(109)	(1,871)
Balance, December 31, 2010	1,966,376	$20	327,499	$3	$13,789	$(2,578)	$11,234	$12,891	$24,125

The accompanying notes are an integral part of these financial statements

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31, 2010	For the Period for October 6, 2009 (date of inception) to December 31, 2009
Cash flows from operating activities:
Net loss	$(1,762)	$(1)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	500	—
Amortization of intangibles	540	—
Amortization of deferred finance costs	80	—
Accretion of below-market lease liabilities and amortization of above-market lease assets, net	(75)	—
Net loss attributable to non-controlling interests	(109)	—
Amortization of restricted shares	5	—
Changes in assets and liabilities:
Prepaid expenses and other assets	(652)	—
Accounts payable and accrued expenses	394	—
Due from affiliated entities	(357)	—
Deferred rent and other liabilities	202	—
Net cash used in operating activities	(1,234)	(1)

Cash flows from investing activities:
Investment in real estate and related assets	(52,029)	—
Net cash used in investing activities	(52,029)	—

Cash flows from financing activities:
Proceeds from notes payable	8,900	—
Payments on notes payable	(2,967)	—
Proceeds from mortgage notes payable	21,300	—
Payments on mortgages notes payable	(136)	—
Proceeds from issuance of convertible preferred stock	16,954	—
Distributions paid on convertible preferred stock	(684)	—
Proceeds from issuance of common stock	2,875	200
Offering costs related to convertible preferred and common stock	(3,655)	(199)
Payments of deferred financing costs	(1,328)	—
Contributions from Advisor	113	—
Contributions from non-controlling interest holders	13,000	—
Restricted cash	(760)	—
Net cash provided by financing activities	53,612	1
Net increase in cash and cash equivalents	349	—
Cash and cash equivalents, beginning of period	—	—
Cash and cash equivalents, end of period	$349	$—

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Debt assumed in real estate acquisitions	$14,221	$—
Reclassification of deferred offering costs	954	—
Cash paid for interest	788	—

The accompanying notes are an integral part of these financial statements

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

Note 1 — Organization

American Realty Capital New York Recovery REIT, Inc. (the “Company”), incorporated on October 6, 2009, is a newly formed Maryland corporation that intends to qualify as a real estate investment trust (“REIT”) for federal income tax purposes for the taxable year ended December 31, 2010. On September 2, 2010, the Company commenced its initial public offering (the “IPO”) on a “best efforts” basis of up to 150.0 million shares of common stock (exclusive of 25.0 million shares available pursuant to the Company’s distribution reinvestment plan (the “DRIP”)) at a price of $10.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form S-11 (File No. 333-163069) (the “Registration Statement”) filed with the U.S. Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended (the “Securities Act”). The Company sold 20,000 shares to New York Recovery Special Limited Partnership, LLC, an entity wholly owned by American Realty Capital III, LLC (the “Sponsor”) on October 16, 2009, at $10.00 per share. As of December 31, 2010, the Company had 327,499 shares outstanding with an aggregate value of approximately $3.2 million based on a per share value of $10.00. In addition, the Company sold approximately 2.0 million shares of convertible preferred stock (the “Preferred Shares”) for gross proceeds of approximately $17.0 million in a private placement pursuant to Rule 506 of Regulation D of the Securities Act (the “Preferred Offering”).

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

Substantially all of the Company’s business is conducted through New York Recovery Operating Partnership, L.P. (the “OP”), a Delaware limited partnership. The Company is the sole general partner and holder of 99.9% of the units of the OP. Our Advisor made a capital contribution to the OP in the amount of $2,000 in exchange for 200 OP units, which may be exchanged for the cash value of a corresponding number of shares of common stock or, at the Company’s option, a corresponding number of shares of common stock. The remaining rights of the limited partner interests are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP’s assets.

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

Note 2 — Summary of Significant Accounting Policies

Basis of Accounting

The accompanying consolidated financial statements of the Company are prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All inter company accounts and transactions have been eliminated in consolidation. In determining whether the Company has a controlling financial interest in a joint venture and the requirement to consolidate the accounts of that entity, management considers factors such as ownership interest, authority to make decisions and contractual and substantive participating rights of the other partners or members as well as whether the entity is a variable interest entity for which the Company is the primary beneficiary.

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management makes significant estimates regarding revenue recognition, purchase price allocations to record investments in real estate, and derivative financial instruments and hedging activities, as applicable.

Real Estate Investments

The Company records acquired real estate at cost and makes assessments as to the useful lives of depreciable assets. The Company considers the period of future benefit of the asset to determine the appropriate useful lives. Depreciation is computed using a straight-line method over the estimated useful life of 40 years for buildings, seven to 15 years for building fixtures and improvements and the remaining lease term for acquired intangible lease assets.

Impairment of Long Lived Assets

Operations related to properties that have been sold or properties that are intended to be sold are presented as discontinued operations in the statement of operations for all periods presented, and properties intended to be sold are designated as “held for sale” on the balance sheet.

When circumstances indicate the carrying value of a property may not be recoverable, the Company reviews the asset for impairment. This review is based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property’s use and eventual disposition. These estimates consider factors such as expected future operating income, market and other applicable trends and residual value, as well as the effects of leasing demand, competition and other factors. If impairment exists, due to the inability to recover the carrying value of a property, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held and used. For properties held for sale, the impairment loss is the adjustment to fair value less estimated cost to dispose of the asset. These assessments have a direct impact on net income because recording an impairment loss results in an immediate negative adjustment to net income.

Allocation of Purchase Price of Acquired Assets

The Company allocates the purchase price of acquired properties to tangible and identifiable intangible assets acquired based on their respective fair values. Tangible assets include land, buildings, equipment and tenant improvements on an as-if vacant basis. The Company utilizes various estimates, processes and information to determine the as-if vacant property value. Estimates of value are made using customary methods, including data from appraisals, comparable sales, discounted cash flow analysis and other methods. Identifiable intangible assets include amounts allocated to acquire leases for above- and below-market lease rates, the value of in-place leases, and the value of customer relationships.

Amounts allocated to land, buildings, equipment and fixtures are based on cost segregation studies performed by independent third-parties or the Company’s analysis of comparable properties in its portfolio. Depreciation is computed using the straight-line method over the estimated lives of forty years for buildings, seven years for building equipment and fixtures, and the shorter of the useful life or the remaining lease term for tenant improvements.

The aggregate value of intangible assets related to in-place leases is primarily the difference between the property valued with existing in-place leases adjusted to market rental rates and the property valued as if vacant. Factors considered in the analysis of the in-place lease intangibles include an estimate of carrying costs during the expected lease-up period for each property, taking into account current market conditions and costs to execute similar leases. In estimating carrying costs, the Company includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up period, which typically ranges from six to 12 months. Estimates of costs to execute similar leases including leasing commissions, legal and other related expenses are also utilized.

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

Above-market and below-market in-place lease values for owned properties are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between the contractual amounts to be paid pursuant to the in-place leases and management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market lease intangibles are amortized as a decrease to rental income over the remaining term of the lease.  The capitalized below-market lease values will be amortized as an increase to rental income over the remaining term and any fixed rate renewal periods provided within the respective leases. In determining the amortization period for below-market lease intangibles, the Company initially will consider, and periodically evaluate on a quarterly basis, the likelihood that a lessee will execute the renewal option.  The likelihood that a lessee will execute the renewal option is determined by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located.

The aggregate value of intangibles assets related to customer relationship is measured based on the Company’s evaluation of the specific characteristics of each tenant’s lease and its overall relationship with the tenant. Characteristics considered in determining these values include the nature and extent of the existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals, among other factors.

The value of in-place leases is amortized to expense over the initial term of the respective leases, which range primarily from 2 to 20 years. The value of customer relationship intangibles is amortized to expense over the initial term and any renewal periods in the respective leases, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building. If a tenant terminates its lease, the unamortized portion of the in-place lease value and customer relationship intangibles is charged to expense.

In making estimates of fair values for purposes of allocating purchase price, the Company utilizes a number of sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property and other market data. The Company also considers information obtained about each property as a result of pre-acquisition due diligence, as well as subsequent marketing and leasing activities, in estimating the fair value of the tangible and intangible assets acquired and intangible liabilities assumed. The allocations presented in the accompanying consolidated balance sheets are substantially complete; however, there are certain items that will be finalized once additional information is received. Accordingly, these allocations are subject to revision when final information is available, although the Company does not expect future revisions to have a significant impact on its financial position or results of operations.

Intangible assets and acquired lease obligations consist of the following (amounts in thousands):

	December 31,
	2010	2009
Intangible assets:
In-place leases, net of accumulated amortization of $540 and $0 at December 31, 2010 and 2009, respectively	$5,675	$—
Above-market leases, net of accumulated amortization of $2 and $0 at December 31, 2010 and 2009, respectively	104	—
Total intangible assets	$5,779	$—

Intangible liabilities
Below-market leases, net of accumulated amortization of $77 and $0 at December 31, 2010 and 2009, respectively	$1,288	$—
Total intangible liabilities	$1,288	$—

The following table provides the weighted-average amortization and accretion periods as of December 31, 2010 for intangible assets and liabilities and the projected amortization expense for the next five years (dollar amounts in thousands):

	Weighted- Average Amortization Period	2011	2012	2013	2014	2015
In-place leases	7.2	$1,335	$749	$740	$677	$571

Above-market lease assets	5.9	$(19)	$(19)	$(19)	$(19)	$(19)
Below-market lease liabilities	5.9	252	252	252	231	117
Total to be included in (deducted from) rental revenue		$233	$233	$233	$212	$98

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

Cash and cash equivalents

Cash and cash equivalents include cash in bank accounts as well as investments in highly-liquid money market funds with original maturities of three months or less.

The Company deposits cash with high quality financial institutions. These deposits are guaranteed by the Federal Deposit Insurance Company (“FDIC”) up to an insurance limit. At December 31, 2010 the company had deposits of $0.3 million of which $0.1 million were in excess of the amount insured by the FDIC. Although the Company bears risk to amounts in excess of those insured by the FDIC, it does not anticipate any losses as a result.

Restricted Cash

Restricted cash primarily consists of reserves related to lease expirations as well as maintenance, structural, and debt service reserves as of December 31, 2010.

Deferred Financing Costs

Deferred financing costs represent commitment fees, legal fees, and other costs associated with obtaining commitments for financing. These costs are amortized over the terms of the respective financing agreements using the effective interest method. Unamortized deferred financing costs are expensed when the associated debt is refinanced or repaid before maturity.  Costs incurred in seeking financial transactions that do not close are expensed in the period in which it is determined that the financing will not close.

Share Repurchase Program

The Company’s board of directors has adopted a Share Repurchase Program (“SRP”) that enables stockholders to sell their shares to the Company in limited circumstances.  The SRP permits investors to sell their shares back to the Company after they have held them for at least one year, subject to the significant conditions and limitations described below.

Prior to the time that the Company’s shares are listed on a national securities exchange and until the Company establishes an estimated value for the shares, the purchase price per share will depend on the length of time investors have held such shares as follows: after one year from the purchase date — the lower of $9.25 or 92.5% of the amount they actually paid for each share; after two years from the purchase date —the lower of $9.50 or 95.0% of the amount they actually paid for each share; after three years from the purchase date — the lower of $9.75 or 97.5% of the amount they actually paid for each share; and after four years from the purchase date — the lower of $10.00 or 100% of the amount they actually paid for each share (in each case, as adjusted for any stock distributions, combinations, splits and recapitalizations). The Company expects to begin establishing an estimated value for its shares based on the value of its real estate and real estate-related investments beginning 18 months after the close of its offering. Beginning 18 months after the completion of the last offering of the Company’s shares (excluding offerings under the DRIP), the board of directors will determine the value of the properties and the other assets based on such information as the board determines appropriate, which may or may not include independent valuations of properties or of the Company as a whole.

The Company is only authorized to repurchase shares using the proceeds received from the distribution reinvestment plan and will limit the amount spent to repurchase shares in a given quarter to the amount of proceeds received from the distribution reinvestment plan in that same quarter. In addition, the board of directors may reject a request for redemption, at any time.  Due to these limitations, the Company cannot guarantee that it will be able to accommodate all repurchase requests.   Purchases under the SRP by the Company will be limited in any calendar year to 5% of the weighted average number of shares outstanding during the prior year.

Shares available for redemption based on the limit of 5% of weighted average shares outstanding at the end of the prior year are reported as redeemable common stock, which is a component of equity in the consolidated balance sheets. These amounts are valued at their respective redemption value of the common stock based on the weighted average length of time the stock has been outstanding and available for redemption.

When a stockholder requests redemption and the redemption is approved by the Company, it will reclassify such obligation from equity to a liability based on the settlement value of the obligation. At December 31, 2010 and 2009, no shares were eligible to be redeemed as the one-year holding requirement had not yet been met.

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

Distribution Reinvestment Plan

The Company has adopted a distribution reinvestment plan (the “DRIP”), in which eligible stockholders may elect to reinvest distributions by purchasing shares of common stock in lieu of receiving cash. No dealer manager fees or selling commissions are paid with respect to shares purchased pursuant to the DRIP.  Participants purchasing shares pursuant to the DRIP have the same rights and are treated in the same manner as if such shares were issued pursuant to the IPO. The board of directors may designate that certain cash or other distributions be excluded from the DRIP.  The Company has the right to amend any aspect of the DRIP or terminate the DRIP with ten days’ notice to participants.  Shares issued under the DRIP are recorded to equity in the accompanying consolidated balance sheet in the period distributions are declared.  There were no shares issued under the DRIP during the year ended December 31, 2010 or the period from October 6, 2009 to December 31, 2009.

Derivative Instruments

The Company may use derivative financial instruments to hedge all or a portion of the interest rate risk associated with its borrowings. Certain of the techniques used to hedge exposure to interest rate fluctuations may also be used to protect against declines in the market value of assets that result from general trends in debt markets. The principal objective of such agreements is to minimize the risks and/or costs associated with the Company’s operating and financial structure as well as to hedge specific anticipated transactions.

The Company records all derivatives on the balance sheet at fair value.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge.  The Company may enter into derivative contracts that are intended to economically hedge certain of its risk, even though hedge accounting does not apply or the Company elects not to apply hedge accounting.

The accounting for subsequent changes in the fair value of these derivatives depends on whether each has been designed and qualifies for hedge accounting treatment. If the Company elects not to apply hedge accounting treatment, any changes in the fair value of these derivative instruments is recognized immediately in gains (losses) on derivative instruments in the consolidated statement of operations. If the derivative is designated and qualifies for hedge accounting treatment the change in the estimated fair value of the derivative is recorded in other comprehensive income (loss) to the extent that it is effective. Any ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

The Company did not have any derivatives outstanding as of December 31, 2010 and 2009.

Revenue Recognition

Upon the acquisition of real estate, certain properties will have leases where minimum rent payments increase during the term of the lease. The Company will record rental revenue for the full term of each lease on a straight-line basis. When the Company acquires a property, the term of existing leases is considered to commence as of the acquisition date for the purposes of this calculation. Cost recoveries from tenants are included in tenant reimbursement income in the period the related costs are incurred, as applicable.

The Company’s revenues, which are derived primarily from rental income, include rents that each tenant pays in accordance with the terms of each lease reported on a straight-line basis over the initial term of the lease. Since many of the leases provide for rental increases at specified intervals, straight-line basis accounting requires the Company to record a receivable, and include in revenues, unbilled rent receivables that the Company will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. The Company defers the revenue related to lease payments received from tenants in advance of their due dates.

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

 The Company continually reviews receivables related to rent and unbilled rent receivables and determines collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of a receivable is in doubt, the Company will record an increase in the allowance for uncollectible accounts or record a direct write-off of the receivable in the consolidated statements of operations.

Organization, Offering, and Related Costs

Organization and offering costs (other than selling commissions and the dealer manager fee) of the Company may be paid by the Advisor, the Dealer Manager or their affiliates on behalf of the Company. Such organization and offering costs include all expenses to be paid by the Company in connection with its offering, including but not limited to (i) legal, accounting, printing, mailing, and filing fees; (ii) escrow related fees; (iii) reimbursement of the Dealer Manager for amounts it may pay to reimburse the bona fide diligence expenses of broker-dealers; and (iv) reimbursement to the Advisor for the salaries of its employees and other costs in connection with preparing supplemental sales materials and related offering activities. Pursuant to the Advisory Agreement and the Dealer Manager Agreement, the Company is obligated to reimburse the Advisor or its affiliates, as applicable, for organization and offering costs paid by them on behalf of the Company, provided that the Advisor is obligated to reimburse the Company to the extent organization and offering costs (excluding selling commissions, the dealer manager fee and bonafide due diligence cost reimbursements) incurred by the Company in its offering exceed 1.5% of gross offering proceeds. As a result, these costs are only a liability of the Company to the extent selling commissions, the dealer manager fee and other organization and offering costs do not exceed 11.5% of the gross proceeds determined at the end of offering (See Note 10 – Related Party Transactions and Arrangements).

Share-Based Compensation

The Company has a stock-based incentive award plan for its directors, which is accounted for under the guidance of share based payments.  The guidance on share based compensation also requires the tax benefits associated with these share-based payments to be classified as financing activities in the consolidated statements of cash flows.

Income Taxes

The Company made an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing with the taxable year ending December 31, 2010. If the Company qualifies for taxation as a REIT, it generally will not be subject to federal corporate income tax to the extent it distributes its REIT taxable income to its stockholders, and so long as it distributes at least 90% of its REIT taxable income. REITs are subject to a number of other organizational and operational requirements. Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income.

Per Share Data

Income (loss) per basic share of common stock is calculated by dividing net income (loss) by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted income (loss) per share of common stock considers the effect of potentially dilutive shares of common stock outstanding during the period.

Reportable Segments

The Company has determined that it has one reportable segment, with activities related to investing in real estate. The Company’s investments in real estate generate rental revenue and other income through the leasing of properties, which comprised 100% of total consolidated revenues.  Management evaluates the operating performance of the Company’s investments in real estate on an individual property level. The Company’s properties have been aggregated into one reportable segment.

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) amended the guidance on transfers of financial assets to, among other things, eliminate the qualifying special-purpose entity concept, include a new unit of account definition that must be met for transfers of portions of financial assets to be eligible for sale accounting, clarify and change the derecognition criteria for a transfer to be accounted for as a sale, and require significant additional disclosure. This standard was effective January 1, 2010. Adoption of this guidance did not have a material impact on the Company’s financial position or results of operations.

In June 2009, the FASB issued new guidance which revised the consolidation guidance for variable-interest entities. The modifications include the elimination of the exemption for qualifying special purpose entities, a new approach for determining who should consolidate a variable-interest entity, and changes to when it is necessary to reassess who should consolidate a variable-interest entity. This standard was effective January 1, 2010. Adoption of this guidance did not have a material impact on the Company’s financial position or results of operations.

In January 2010, the FASB issued guidance which clarifies that the stock portion of a distribution to stockholders that allow them to receive cash or stock with a potential limitation on the total amount of cash that all stockholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend. This standard was effective January 1, 2010. Adoption of this guidance did not have a material impact on the Company’s financial position or results of operations.

In January 2010, the FASB amended guidance to require a number of additional disclosures regarding fair value measurements. Specifically, the guidance revises two disclosure requirements concerning fair value measurements and clarifies two others. It requires separate presentation of significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and disclosure of the reasons for such transfers. Also, it requires the presentation of purchases, sales, issuances and settlements within Level 3 on a gross basis rather than on a net basis. The amendments clarify that disclosures should be disaggregated by class of asset or liability and that disclosures about inputs and valuation techniques should be provided for both recurring and non-recurring fair value measurements. The adoption of the guidance related to Levels 1 and 2 were effective January 1, 2010 and did not have a material impact on the Company’s financial position or results of operations.  The adoption of the guidance related to Level 3 is effective January 1, 2011 and is not expected to have a material impact on the Company’s financial position or results of operations.

In February 2010, the FASB updated the guidance to no longer require companies that file with the SEC to indicate the date through which they have analyzed subsequent events. This updated guidance became effective immediately upon issuance; therefore the Company adopted it as of the first quarter of 2010.

In March 2010, the FASB issued a clarification of previous guidance that exempts certain credit related features from analysis as potential embedded derivatives subject to bifurcation and separate fair value accounting.  This guidance specifies that an embedded credit derivative feature related to the transfer of credit risk that is only in the form of subordination of one financial instrument to another is not subject to bifurcation from a host contract.  All other embedded credit derivative features should be analyzed to determine whether their economic characteristics and risks are “clearly and closely related” to the economic characteristics and risks of the host contract and whether bifurcation and separate fair value accounting is required.  The adoption of this guidance on July 1, 2010 had no material effect on the Company’s financial position or results of operations.

In December 2010, the FASB updated its guidance related to goodwill which affected all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative. The guidance modifies Step 1 so that for those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. This guidance will become effective on January 1, 2011.  The adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations.

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

In December 2010, the FASB updated the guidance related to business combinations to address diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. The amendment specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, non-recurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendment affects any public entity, as defined, that enters into business combinations that are material on an individual or aggregate basis. This guidance will become effective for the Company for acquisitions occurring on or after January 1, 2011. The Company does not expect the adoption of this guidance to have a material impact upon the Company’s financial position or results of operations.

Note 3 — Acquisitions

The following table presents the allocation of the assets acquired and liabilities assumed during the year ended December 31, 2010 (dollar amounts in thousands).  There were no acquisitions during the period from October 6, 2009 (date of inception) to December 31, 2009.

Year Ended December 31, 2010
Real estate investments, at cost:
Land	$11,243
Buildings, fixtures and improvements	50,051
Total tangible assets	61,294

Acquired intangibles:
In-place leases	6,215
Above-market lease assets	106
Below-market lease liabilities	(1,365)
Total assets acquired, net	66,250

Mortgage notes assumed	(14,221)
Cash paid for acquired real estate investments	$52,029

Number of properties purchased during the year	6

The Company acquires and operates commercial properties. All such properties may be acquired and operated by the Company alone or jointly with another party. As of December 31, 2010, all of the properties the Company owned were 100% occupied.  Buildings, fixtures and improvements of $50.1 million includes $42.7 million and $7.3 million provisionally assigned to buildings and fixtures, respectively, pending receipt of the final cost segregation analysis on the assets acquired.  The Company’s portfolio of real estate properties is comprised of the following properties as of December 31, 2010 (dollar amounts in thousands):

Portfolio	Acquisition Date	Number of Properties	Square Feet	Remaining Lease Term (1)	Annualized Rental Income (2)	Base Purchase Price (3)
Design Center (4)	June 2010	1	81,082	3.6	$3,407	$32,250
Bleecker Street (5)	Dec. 2010	5	9,724	6.9	2,554	34,000
		6	90,806	6.0	$5,961	$66,250

(1)	Remaining lease term in years as of December 31, 2010, calculated on a weighted-average basis.
(2)	Annualized rental income as of December 31, 2010 for the property portfolio on a straight-line basis.
(3)	Contract purchase price, excluding acquisition related costs.
(4)
Subsequent to December 31, 2010, the Company engaged an unaffiliated third-party real estate firm to re-measure the rentable square footage of this building.  This activity is a standard practice that generally occurs following an acquisition. In connection with this re-measurement, it was determined the property contained approximately 81,000 rentable square feet, or 28% more than the amount represented by the seller of this building.

(5)	Non-controlling interest holders contributed $13.0 million to purchase this portfolio.

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

The following table presents the pro forma information as if the acquisitions during the year ended December 31, 2010 had been consummated on January 1, 2010 (unaudited) (amounts in thousands):

Year Ended December 31, 2010
Proforma revenues	$6,672
Proforma net loss	(2,364)
Net loss attributable to non-controlling interests	281
Net loss attributable to stockholders	$(2,083)
Basic and diluted loss per share	$(57.69)

The following table presents future minimum base rental cash payments due to the Company over the next five years and thereafter as of December 31, 2010.  These amounts exclude contingent rentals that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes among other items (amounts in thousands).

Year	Future Minimum Base Rent Payments
2011	$5,414
2012	4,403
2013	4,484
2014	4,298
2015	3,940
Thereafter	13,470
$36,009

The following table lists the tenants whose annualized rental revenue represented greater than 10% of consolidated revenues:

Portfolio	Tenant	For the Year Ended December 31, 2010	For the Period from October 6, 2009 (date of inception) to December 31, 2009
Bleecker Street	Burberry Limited	17.3%	—
Design Center	Rosselli 61st Street LLC	11.3%	—
Bleecker Street	Michael Kors Stores, LLC	10.4%	—

No other tenant represents more than 10% of the rental revenue for the periods presented.  In March 2011, the Company re-negotiated the lease terms with Rosselli 61st Street LLC.  The new terms, effective April 2011, include a reduction in monthly rent and an increase in annual rent escalations.

Note 4 — Notes Payable

As part of the acquisition of the Interior Design Building (see Note 3 — Real Estate Investments) the Company entered into loan agreements totaling $8.9 million with two unaffiliated third party investors. The loans each have an annual interest rate of 9.0%. The repayment of such bridge loans require a 1% fee based on the original loan proceeds payable upon the maturities of the respective loans and are pre-payable at any time.  During the fourth quarter of 2010, the terms of the notes were modified from a maturity date of January 1, 2011 to pay interest only on a monthly basis and to repay the remaining principal balance upon maturity on June 30, 2012. The note holders have an option to demand payment of 50% of the principal balance on July 15, 2011.  As of December 31, 2010, $5.9 million of the notes payable was outstanding.

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

Note 5 — Mortgage Notes Payable

The Company’s did not have any mortgage notes payable as of December 31, 2009. The Company’s mortgage notes payable as of December 31, 2010 consist of the following (dollar amounts in thousands):

Portfolio	Encumbered Properties	Outstanding Loan Amount	Effective Interest Rate	Interest Rate	Maturity
Design Center (1)	1	$14,085	6.3%	Fixed	November 2012
Bleecker Street (2)	5	21,300	4.3%	Fixed	December 2015
	6	$35,385	5.1%

(1) -
The mortgage is guaranteed by certain officers of the Company and the Company has entered into an agreement with these officers pursuant to which the Company has agreed to be responsible for any amounts required to be paid by them under the guaranty.

(2) -
This mortgage is guaranteed by an affiliate, American Realty Capital Trust, Inc., until such time as the Company reaches a net worth of $40.0 million.  Thereafter, this minimum net worth must be maintained by the Company to remain in compliance with the debt covenants under the loan agreement.

The following table summarizes the scheduled aggregate principal repayments for the five years subsequent to December 31, 2010 (amounts in thousands):

Total
2011	$288
2012	13,797
2013	—
2014	—
2015	21,300
Total	$35,385

Note 6 — Fair Value of Financial Instruments

The Company follows the guidance related to the fair value of financial instruments that defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The framework for measuring fair value requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The Company determines fair value based on quoted prices when available or through the use of alternative approaches, such as discounting the expected cash flows using market interest rates commensurate with the credit quality and duration of the investment.  This alternative approach also reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves, and implied volatilities. The guidance defines three levels of inputs that may be used to measure fair value:

Level 1 - Quoted prices in active markets for identical assets and liabilities that the reporting entity has the ability to access at the measurement date.

Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset and liability or can be corroborated with observable market data for substantially the entire contractual term of the asset or liability.

Level 3 - Unobservable inputs that reflect the entity’s own assumptions about the assumptions that market participants would use in the pricing of the asset or liability and are consequently not based on market activity, but rather through particular valuation techniques.

The determination of where an asset or liability falls in the hierarchy requires significant judgment and considers factors specific to the asset or liability.   In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company evaluates its hierarchy disclosures each quarter; and depending on various factors, it is possible that an asset or liability may be classified differently from quarter to quarter.  However, the Company expects that changes in classifications between levels will be rare.  The Company did not have any assets or liabilities required to be recorded at fair value as of December 31, 2010 and 2009.

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

The Company is required to disclose the fair value of financial instruments for which it is practicable to estimate that value. The fair value of short-term financial instruments such as cash and cash equivalents, restricted cash, other receivables, due to affiliates, short-term notes payable, accounts payable, and accrued expenses and distributions payable approximates their carrying value on the consolidated balance sheet due to their short-term nature. The fair values of the Company’s remaining financial instruments that are not reported at fair value on the consolidated balance sheet are reported below (amounts in thousands):

	Carrying Amount at December 31, 2010	Fair Value at December 31, 2010	Carrying Amount at December 31, 2009	Fair Value at December 31, 2009
Mortgage notes payable	$35,385	$35,385	$—	$—

The fair value of the mortgage notes payable are estimated using a discounted cash flow analysis, based on the Company's current  borrowing rates for similar types of borrowing arrangements.

Note 7 — Convertible Preferred Stock

In December 2009, the Company commenced its Preferred Offering to qualified investors under Rule 506 of Regulation D of the Securities Act of 1933. The Company sold 1,966,376 Preferred Shares for gross proceeds of $17.0 million. Upon the commencement of the Company’s IPO the Preferred Offering was terminated.

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
December 31, 2010

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

Note 8 — Common Stock

On September 2, 2010, the Company’s IPO became effective.   As of December 31, 2010 the Company has sold 298,499 shares of common stock for gross proceeds of $2.9 million.

On September 22, 2010, the Company’s board of directors declared a distribution rate equal to a 6.05% annualized rate based on the common share price of $10.00, commencing December 1, 2010.  The distributions will be payable by the 5th day following each month end to stockholders of record at the close of business each day during the prior month.  The dividend will be calculated based on stockholders of record each day during the applicable period at a per share rate of $0.00165753424 per day.

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

Note 10 – Related Party Transactions and Arrangements

The Company’s Advisor and its affiliates receive compensation and reimbursement for services provided in connection with the Company’s IPO and Preferred Offering as well as the investment and management of the Company’s assets. The Sponsor owned 20,000 shares of the Company’s outstanding common stock as of December 31, 2010 and 2009.

The Company had a net receivable from affiliates of $0.3 million at December 31, 2010 and a net payable to affiliates of $0.03 million at December 31, 2009.  These amounts represent fees and advances for acquisition of real estate investments and offering costs as described below.

Fees Paid in Connection with the Preferred Offering and the IPO

The Dealer Manager and affiliate of the Company and the Sponsor, receive fees and compensation in connection with the sale of the Company’s Preferred Shares (see Note 7 — Convertible Preferred Stock) and the sale of the Company’s common stock. The Dealer Manager receives a selling commission of up to 7.0% of gross offering proceeds before reallowance of commissions earned by participating broker-dealers. In addition, the Dealer Manager receives up to 3.0% of the gross proceeds from the sale of Preferred Shares and common stock, before reallowance to participating broker-dealers, as a dealer-manager fee. The Dealer Manager may reallow its dealer-manager fee to such participating broker-dealers, based on such factors as the volume of shares sold by such participating broker-dealers and marketing support incurred as compared to those of other participating broker-dealers. The Advisor receives 1.5% of the gross proceeds of the Preferred Offering and common stock as reimbursement for expenses incurred on behalf of the Company in connection with the Preferred Offering and IPO. The Company had accrued expenses payable to the Dealer Manager and Sponsor related to the sale of Preferred Shares and common stock of $0.7 million at December 31, 2010.  No such fees were payable at December 31, 2009.

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

The following table (unaudited) details the results of the above activities (amounts in thousands):

	Year Ended December 31, 2010	Period from October 6, 2009 (date of inception) to December 31, 2009
Total commissions paid to Dealer Manager	$1,929	$—
Less:
Commissions to participating broker dealers	(1,107)	—
Reallowance to participating broker dealers	(118)	—
Net to Dealer Manager (1)	$704	$—
Fees and expense reimbursements paid to Advisor	$1,343	$—

(1)	The Dealer Manager is responsible for commission payments due to their employees as well as its general overhead and various selling related expenses.

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

The Company will reimburse the Advisor’s costs of providing administrative services, subject to the limitation that it will not reimburse the Advisor for any amount by which its operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of (a) 2% of average invested assets, or (b) 25% of net income other than any additions to reserves for depreciation, bad debt or other similar non cash reserves and excluding any gain from the sale of assets for that period.  Additionally, the Company will not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives acquisition fees or real estate commissions.

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
December 31, 2010

The following table details amounts paid and reimbursed to affiliates in connection with the operations related services described above (amounts in thousands):

	Year Ended December 31, 2010		Period from October 6, 2009 (date of inception) to December 31, 2009
	Paid	Forgiven	Paid	Forgiven
One-time fees:
Acquisition fees and related cost reimbursements	$1,360	$—	$—	$—
Financing coordination fees	266	—	—	—

Ongoing fees:
Asset management fees	—	150	—	—
Property management and leasing fees	—	76	—	—
Total related party operation fees and reimbursements	$1,626	$226	$—	$—

Additionally, the Advisor at its election may contribute capital to enhance the Company's cash position for distribution purposes.  Any contributed capital amounts are not reimbursable to the Advisor.  Further, any capital contributions are made without any corresponding issuance of common or preferred shares of beneficial interest.  The Advisor contributed approximately $0.1 million to the Company during the three months ended December 31, 2010.

Fees Paid in Connection with the Liquidation or Listing of the Company’s Real Estate Assets

The Company will pay a brokerage commission paid on the sale of property, not to exceed the lesser of 2% and one-half of the total brokerage commission paid if a third party broker is also involved; provided, however, that in no event may the real estate commissions paid to the Advisor, its affiliates and unaffiliated third parties exceed the lesser of 6% of the contract sales price and a reasonable, customary and competitive real estate commission, in each case, payable to the Advisor if the Advisor or its affiliates, as determined by a majority of the independent directors, provided a substantial amount of services in connection with the sale. No such fees were incurred or paid for the year ended December 31, 2010 or the period from October 6, 2009 (date of inception) to December 31, 2009.

The Company will pay a subordinated participation in the net sales proceeds of the sale of real estate assets of 15% of remaining net sale proceeds after return of capital contributions plus payment to investors of a 6% cumulative, non-compounded return on the capital contributed by investors.  The Company cannot assure that it will provide this 6% return but the Advisor will not be entitled to the subordinated participation in net sale proceeds unless the Company’s investors have received a 6% cumulative non-compounded return on their capital contributions. No such fees were incurred or paid for the year ended December 31, 2010 or the period from October 6, 2009 (date of inception) to December 31, 2009.

The Company will pay a subordinated incentive listing fee of 15% of the amount by which the adjusted market value of real estate assets plus distributions exceeds the aggregate capital contributed by investors plus an amount equal to an 6% cumulative, non-compounded annual return to investors.  The Company cannot assure that it will provide this 6% return but the Advisor will not be entitled to the subordinated incentive listing fee unless investors have received a 6% cumulative non-compounded return on their capital contributions. No such fees were incurred or paid for the year ended December 31, 2010 or the period from October 6, 2009 (date of inception) to December 31, 2009.

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

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

Note 12 — Share-Based Compensation

Stock Option Plan

The Company has a stock option plan (the “Plan”) which authorizes the grant of nonqualified stock options to the Company’s independent directors, subject to the absolute discretion of the board of directors and the applicable limitations of the Plan. The exercise price for all stock options granted under the Plan will be fixed at $10.00 per share until the termination of the IPO, and thereafter the exercise price for stock options granted to the independent directors will be equal to the fair market value of a share on the last business day preceding the annual meeting of stockholders. A total of 500,000 shares have been authorized and reserved for issuance under the Plan. As of December 31, 2010, no stock options were issued under the Plan.

Restricted Share Plan

On September 22, 2010, the Board of Directors adopted an employee and director incentive restricted share plan (the “RSP”). The RSP provides for the automatic grant of 3,000 restricted shares of common stock to each of the independent directors, without any further action by the Company’s board of directors or the stockholders, on the date of each annual stockholder’s meeting. Restricted stock issued to independent directors will vest over a five-year period following the first anniversary of the date of grant in increments of 20% per annum. The RSP provides the Company with the ability to grant awards of restricted shares to the Company’s directors, officers and employees (if the Company ever has employees), employees of the Advisor and its affiliates, employees of entities that provide services to the Company, directors of the Advisor or of entities that provide services to the Company, certain consultants and certain consultants to the Advisor and its affiliates or to entities that provide services to the Company. The total number of common shares reserved for issuance under the RSP is equal to 5.0% of authorized shares.

Restricted share awards entitle the recipient to receive common shares from the Company under terms that provide for vesting over a specified period of time or upon attainment of pre-established performance objectives. Such awards would typically be forfeited with respect to the unvested shares upon the termination of the recipient’s employment or other relationship with the Company. Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of restricted shares may receive cash distributions prior to the time that the restrictions on the restricted shares have lapsed. Any distributions payable in common shares shall be subject to the same restrictions as the underlying restricted shares. As of December 31, 2010, 9,000 shares had been issued to independent directors under the RSP at a fair value of $10.00 per share. The fair value of the shares will be expensed over the vesting period of five years. Compensation expense related to restricted stock was $5,000 for the year ended December 31, 2010.

Note 13 — Net Loss Per Share

The following is a summary of the basic and diluted net loss per share computation for the year ended December 31, 2010 and the period from October 6, 2010 (date of inception) to December 31, 2009 (net loss in thousands):

	Year Ended December 31, 2010	Period from October 6, 2009 (date of inception) to December 31, 2009
Net loss	$(1,762)		$(1)
Weighted average common shares outstanding	36,108		4,219
Loss per share, basic and diluted	$(48.80)	$	NM

NM – not meaningful

The Company intends to grant options under its Stock Option Plan (“the Plan”) to each qualifying director annually. The exercise price for all stock options granted under the Plan will be fixed at $10.00 per share until the termination of the Company’s initial public offering, and thereafter the exercise price for stock options granted to the independent directors will be equal to the fair market value of a share on the last business day preceding the annual meeting of stockholders.  As of December 31, 2010 and 2009, there were no anti-dilutive stock options outstanding.

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

Note 14 – Non-controlling Interests

The Company is the controlling member of the limited liability company that owns the Bleecker Street properties with an unrelated third-party and an affiliate, American Realty Capital Operating Partnership, L.P.  The affiliate does not have voting rights under this agreement.

The non-controlling members’ investment of $13.0 million is included in non-controlling interests on the accompanying consolidated balance sheet.  This investment will be reduced by the monthly distributions received by each non-controlling member.  No distributions were paid during the year ended December 31, 2010.  The non-controlling members’ share of income and losses of 13.8%, in aggregate, excluding depreciation and amortization as specified in the limited liability company agreement, are also recorded to non-controlling interest on the accompanying consolidated balance sheet and consolidated statement of operations.

The Company may elect to purchase the affiliate’s interest and the third party’s interest in Bleecker Street at any time and only after December 1, 2013, respectively.  Under this election, the purchase price is the member’s initial capital contribution and any unpaid distributions or if the Company is simultaneously selling its interest to a third party, the purchase price is the member’s pro-rata share of Bleecker Street based on its cumulative capital contribution.

If a sale of Bleecker Street occurs before the Company elects to purchase the non-controlling members’ interest, all net profits or losses derived from the sale shall be distributed to all members pro-rata, based on their cumulative capital contributions. If a sale of Bleecker Street occurs after December 1, 2013, or the date the Company elects to purchase the non-controlling members’ interest, then the Company receives all net profits or losses derived from the sale.

 Note 15 - Quarterly Results (Unaudited)

The Company had no net income (loss) during the period from October 6, 2009 (date of inception) to December 31, 2009.  Presented below is a summary of the unaudited quarterly financial information for the year ended December 31, 2010 (in thousands except share and per share amounts):

Quarters Ended	March 31	June 30	September 30	December 31
Revenues	$—	$96	$1,031	$1,250
Net loss	$—	$(62)	$(93)	$(1,607)
Weighted average shares outstanding	20,000	20,000	20,000	83,907
Basic and diluted loss per share	NM	$(3.10)	$(4.65)	$(19.15)

NM – not meaningful

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

Note 16 — Subsequent Events

The Company has evaluated subsequent events through the filing of this 10-K, and determined that there have not been any events that have occurred that would require adjustments to disclosures in the consolidated financial statements except for the following transactions:

Sales of Common Stock

As of March 15, 2011, the Company had issued 727,480 shares of common stock, including shares issued under the DRIP. Total gross proceeds from these issuances were $7.1 million. As of March 15, 2011, the aggregate value of all share issuances was $7.2 million based on a per share value of $10.00 (or $9.50 per share for shares issued under the DRIP).

Total capital raised to date is as follows (amounts in thousands):

Source of Capital	Inception to December 31, 2010	January 1 to March 15, 2011	Total
Common shares	$2,875	$7,063	$9,938

American Realty Capital New York Recovery REIT, Inc.
Real Estate and Accumulated Depreciation
Schedule III
December 31, 2010
(dollar amounts in thousands)

				Initial Costs
Portfolio	State	Acquisition Date	Encumbrances at December 31, 2010	Land	Building and Improvements	Gross Amount at December 31, 2010 (1)	Accumulated Depreciation (2)	Average Depreciable Life
Design Center	NY	6/22/10	$14,085	$11,243	$18,884	$30,127	$390	29
Bleecker Street (3)	NY	12/1/10	21,300	—	31,167	31,167	110	29
Total			$35,385	$11,243	$50,051	$61,294	$500

(1)	Acquired intangibles allocated to individual properties in the amount of $6.3 million are not reflected in the table above.
(2)	The accumulated depreciation column excludes $0.5 million of amortization associated with acquired intangible lease assets.
(3)	Consists of five retail condominiums.

A summary of activity for real estate and accumulated depreciation for the year ended December 31, 2010 (in thousands):

December 31, 2010
Real estate investments, at cost:
Balance at beginning of year	$—
Additions-Acquisitions	61,294
Balance at end of the year	$61,294

Accumulated depreciation and amortization:
Balance at beginning of year	$—
Depreciation expense	500
Balance at end of the year	$500