Form 10-Q
period 2011-03-31
AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT INC
filed 2011-05-12
CIK 1474464

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission file number: 333-163069

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.
(Exact name of registrant as specified in its charter)

Maryland	27-1065431
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

405 Park Ave., 15th Floor New York, NY	10022
(Address of principal executive offices)	(Zip Code)

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
☐ Yes ☒ No

As of April 30, 2011, the registrant had 1,138,249 shares of common stock outstanding.

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Real estate investments, at cost:
Land	$11,243	$11,243
Buildings, fixtures and improvements	50,080	50,051
Acquired intangible lease assets	6,321	6,321
Total real estate investments, at cost	67,644	67,615
Less accumulated depreciation and amortization	(1,930)	(1,042)
Total real estate investments, net	65,714	66,573

Cash and cash equivalents	3,232	349
Restricted cash	999	760
Due from affiliates, net	37	324
Prepaid expenses and other assets	1,010	652
Deferred financing costs, net	1,168	1,248
Total assets	$72,160	$69,906

LIABILITIES AND EQUITY
Mortgage notes payable	$35,312	$35,385
Notes payable	5,933	5,933
Below-market lease liabilities, net	1,225	1,288
Accounts payable and accrued expenses	2,396	2,842
Deferred rent and other liabilities	269	202
Distributions payable	159	131
Total liabilities	45,294	45,781

Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Convertible preferred stock, $0.01 par value, 5,550,000 shares authorized, (liquidation preference $9.00 per share) 1,966,376 outstanding at March 31, 2011 and December 31, 2010	20	20
Common stock, $0.01 par value; 240,000,000 shares authorized, 862,990 and 327,499 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	9	3
Additional paid-in capital	17,471	13,789
Accumulated deficit	(3,348)	(2,578)
Total stockholders’ equity	14,152	11,234
Non-controlling interests	12,714	12,891
Total equity	26,866	24,125
Total liabilities and equity	$72,160	$69,906

The accompanying notes are an integral part of these financial statements

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2011	2010
Revenues:
Rental income	$1,550		$—
Operating expense reimbursement	140		—
Total revenues	1,690

Expenses:
Property operating	402		—
General and administrative	38		—
Depreciation and amortization	883		—
Total operating expenses	1,323		—
Operating income	367
Interest expense	(660)		—

Net loss	(293)		—

Net income attributable to non-controlling interests	(48)		—

Net loss attributable to stockholders	$(341)		$—

Basic and diluted weighted average common shares outstanding	543,324		20,000
Basic and diluted net loss per share	$(0.63)	$	NM

NM – not meaningful

The accompanying notes are an integral part of these financial statements

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
Three Months ended March 31, 2011
(In thousands, except share data)
(Unaudited)

	Convertible Preferred Stock		Common Stock
	Number of Shares	Par value	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Stockholders’ Equity	Non- controlling Interests	Total Equity
Balance, December 31, 2010	1,966,376	$20	327,499	$3	$13,789	$(2,578)	$11,234	$12,891	$24,125
Issuance of common stock	—	—	534,507	5	5,326	—	5,331	—	5,331
Common stock offering costs, commissions and dealer manager fees	—	—	—	—	(1,672)	—	(1,672)	—	(1,672)
Common stock issued through distribution reinvestment plan	—	—	984	1	8	—	9	—	9
Amortization of restricted shares	—	—	—	—	5	—	5	—	5
Contributions from Advisor	—	—	—	—	15	—	15	—	15
Distributions to non-controlling interests	—	—	—	—	—	—	—	(225)	(225)
Distributions declared	—	—	—	—	—	(429)	(429)	—	(429)
Net income (loss)	—	—	—	—	—	(341)	(341)	48	(293)
Balance, March 31, 2011	1,966,376	$20	862,990	$9	$17,471	$(3,348)	$14,152	$12,714	$26,866

The accompanying notes are an integral part of these financial statements

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(341)	$—
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	527	—
Amortization of intangibles	356	—
Amortization of deferred financing costs	80	—
Accretion of below-market lease liabilities and amortization of above-market lease assets, net	(58)	—
Net income attributable to non-controlling interests	48	—
Amortization of restricted shares	5	—
Changes in assets and liabilities:
Prepaid expenses and other assets	82	—
Accounts payable and accrued expenses	(843)	—
Due from affiliated entities	287	—
Deferred rent and other liabilities	67	—
Net cash provided by operating activities	210	—

Cash flows from investing activities:
Deposits for investments in real estate	(309)	—
Capital expenditures	(29)	—
Net cash used in investing activities	(338)	—

Cash flows from financing activities:
Payments on mortgages notes payable	(73)	—
Proceeds from issuance of common stock	5,200	—
Payments of offering costs and fees related to stock issuances	(1,275)	—
Distributions paid	(392)
Contributions from Advisor	15	—
Distributions to non-controlling interest holders	(225)	—
Restricted cash	(239)	—
Net cash provided by financing activities	3,011	—
Net increase in cash and cash equivalents	2,883	—
Cash and cash equivalents, beginning of period	349	—
Cash and cash equivalents, end of period	$3,232	$—

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2011	2010

Supplemental Disclosures:
Cash paid for interest	$609	$—
State income taxes paid	4	—
Non-Cash Financing Activities:
Common stock issued through distribution reinvestment plan	$9	$—

The accompanying notes are an integral part of these financial statements

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

Note 1 — Organization

American Realty Capital New York Recovery REIT, Inc. (the “Company”), incorporated on October 6, 2009, is a Maryland corporation that intends to qualify as a real estate investment trust (“REIT”) for federal income tax purposes for the taxable year ended December 31, 2010.  On September 2, 2010, the Company commenced its initial public offering (the “IPO”) on a “best efforts” basis of up to 150.0 million shares of common stock at a price of $10.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form S-11 (File No. 333-163069) (the “Registration Statement”) filed with the U.S. Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended (the “Securities Act”). The Registration Statement also covers up to 25.0 million shares available pursuant to a distribution reinvestment plan (the “DRIP”) under which the Company’s common stock holders may elect to have their distributions reinvested in additional shares of the Company’s common stock at the greater of $9.50 per share or 95% of the estimated value of a share of common stock.

The Company sold 20,000 shares to New York Recovery Special Limited Partnership, LLC, an entity wholly owned by American Realty Capital III, LLC (the “Sponsor”) on October 16, 2009, at $10.00 per share.  As of March 31, 2011, the Company had 862,990 shares of common stock outstanding, including restricted stock and shares issued under the DRIP, for total gross proceeds of $8.4 million.  As of March 31, 2011, the aggregate value of all common share issuances and subscriptions outstanding was $8.5 million based on a per share value of $10.00 (or $9.50 for shares issued under the DRIP). In addition, the Company sold approximately 2.0 million shares of convertible preferred stock (the “Preferred Shares”) for gross proceeds of approximately $17.0 million in a private placement pursuant to Rule 506 of Regulation D of the Securities Act (the “Preferred Offering”), which terminated on September 2, 2010, the effective date of the Registration Statement.

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

The Company has retained the Advisor pursuant to a Second Amended and Restated Advisory Agreement to manage its affairs on a day-to-day basis. New York Recovery Properties, LLC, an entity wholly owned by the Sponsor, which serves as the Company’s property manager (the “Property Manager”) pursuant to an Amended and Restated Property Management Agreement, unless services are performed by a third party for specific properties. Realty Capital Securities, LLC (the “Dealer Manager”), an affiliate of the Sponsor, serves as the dealer manager of the Company’s IPO pursuant to the Dealer Manager Agreement.  These related parties receive compensation and fees for services related to the IPO and for the investment and management of the Company’s assets. These entities receive fees during the offering, acquisition, operational and liquidation stages (see Note 10 – Related Party Transactions and Arrangements).

Note 2 — Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2 to the financial statements for the year ended December 31, 2010, which are included in the Company’s Annual Report on Form 10-K, filed with the SEC on March 28, 2011. There have been no significant changes to these policies during the three months ended March 31, 2011.

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

Note 3 — Real Estate Investments

During the three months ended March 31, 2011 and 2010, the Company did not acquire or dispose of any properties.

The Company acquires and operates commercial properties. All such properties may be acquired and operated by the Company alone or jointly with another party.  As of March 31, 2011, all of the properties the Company owned were 100% occupied.  The Company’s portfolio of real estate properties is comprised of the following properties as of March 31, 2011 (dollar amounts in thousands):
Portfolio	Acquisition Date	Number of Properties	Square Feet	Remaining Lease Term (1)	Net Operating Income (2)	Base Purchase Price (3)	Capitalization Rate (4)	Annualized Rental Income (5) per Square Foot
Interior Design Building	Jun. 2010	1	81,082	3.1	$2,408	$32,250	7.5%	$38.96
Bleecker Street (6)	Dec. 2010	5	9,724	9.0	2,507	34,000	7.4%	262.65
		6	90,806	5.7	$4,915	$66,250	7.4%	$62.91

(1)	Remaining lease term in years as of March 31, 2011, calculated on a weighted-average basis.
(2)
Annualized net operating income for the three months ended March 31, 2011 for the leases in place in the property portfolio.  Net operating income is rental income on a straight-line basis, which include tenant concessions such as free rent, as applicable, plus operating expense reimbursement revenue less property operating expenses.

(3)	Contract purchase price, excluding acquisition related costs.
(4)	Net operating income divided by base purchase price.
(5)
Annualized rental income as of March 31, 2011 for the property portfolio on a straight-line basis, which includes tenant concessions such as free rent, as applicable.  Reflects re-negotiated lease terms a tenant in the Interior Design Building, which are effective April 1, 2011.

(6)	Non-controlling interest holders contributed $13.0 million to purchase this portfolio.

The following table presents future minimum base rental cash payments due to the Company over the next five years and thereafter as of March 31, 2011.  These amounts exclude contingent rentals, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes among other items (amounts in thousands).

Future Minimum Base Rent Payments
April 1, 2011 – December 31, 2011	$3,853
2012	4,159
2013	4,234
2014	4,043
2015	3,679
Thereafter	9,076
$29,044

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

The following table lists the tenants whose annualized rental income on a straight-line basis represented greater than 10% of consolidated revenues as of March 31, 2011 and 2010:

		Three Months Ended March 31,
Portfolio	Tenant	2011	2010
Bleecker Street	Burberry Limited	18.1%	—
Bleecker Street	Michael Kors Stores, LLC	10.9%	—

The termination, delinquency or non-renewal of one of the above tenants may have a material adverse effect on revenues. No other tenant represents more than 10% of annualized rental income as of March 31, 2011.

Note 4 — Notes Payable

As part of the acquisition of the Interior Design Building the Company entered into note agreements totaling $8.9 million with two unaffiliated third party investors. The loans each have an annual interest rate of 9.0%. The repayment of such bridge loans require a 1% exit fee based on the original loan proceeds payable upon the maturities of the respective loans and are pre-payable at any time.  During the fourth quarter of 2010, the terms of the notes were modified from a maturity date of January 1, 2011 to pay interest only on a monthly basis and to repay the remaining principal balance upon maturity on June 30, 2012. The note holders have an option to demand payment of 50% of the principal balance on July 15, 2011.  As of March 31, 2011 and December 31, 2010, $5.9 million of the notes payable was outstanding.

Note 5 — Mortgage Notes Payable

The Company’s mortgage notes payable as of March 31, 2011 and December 31, 2010 consist of the following (dollar amounts in thousands):

		Outstanding Loan Amount
Portfolio	Encumbered Properties	March 31, 2011	December 31, 2010	Effective Interest Rate	Interest Rate	Maturity
Interior Design Building (1)	1	$14,012	$14,085	6.3%	Fixed	Nov. 2012
Bleecker Street (2)	5	21,300	21,300	4.3%	Fixed	Dec. 2015
	6	$35,312	$35,385	5.1%

(1)
The mortgage is guaranteed by certain officers of the Company and the Company has entered into an agreement with these officers pursuant to which the Company has agreed to be responsible for any amounts required to be paid by them under the guaranty.

(2)
This mortgage is guaranteed by an affiliate, American Realty Capital Trust, Inc., until such time as the Company reaches a net worth of $40.0 million.  This affiliate has as a non-controlling interest in Bleecker Street through its initial investment of $12.0 million in connection with the purchase of this portfolio. Thereafter, this minimum net worth must be maintained by the Company to remain in compliance with the debt covenants under the mortgage agreement.

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

The following table summarizes the scheduled aggregate principal repayments for the five years subsequent to March 31, 2011 (amounts in thousands):

Total
April 1, 2011 – December 31, 2011	$215
2012	13,797
2013	—
2014	—
2015	21,300
Thereafter	—
Total	$35,312

Note 6 — Fair Value of Financial Instruments

The Company is required to disclose the fair value of financial instruments for which it is practicable to estimate that value. The fair value of short-term financial instruments such as cash and cash equivalents, restricted cash, other receivables, due to affiliates, notes payable, accounts payable, accrued expenses and distributions payable approximates their carrying value on the consolidated balance sheet due to their short-term nature. The fair values of the Company’s remaining financial instruments that are not reported at fair value on the consolidated balance sheet are reported below (amounts in thousands):

	Carrying Amount at March 31, 2011	Fair Value at March 31, 2011	Carrying Amount at December 31, 2010	Fair Value at December 31, 2010
Mortgage notes payable	$35,312	$35,312	$35,385	$35,385

The fair value of the mortgage notes payable are estimated using a discounted cash flow analysis, based on the Company's current borrowing rates for similar types of borrowing arrangements.

Note 7 — Convertible Preferred Stock

In December 2009, the Company commenced its Preferred Offering to qualified investors under Rule 506 of Regulation D of the Securities Act of 1933. The Company sold 1,966,376 Preferred Shares for gross proceeds of $17.0 million. Upon the commencement of the Company’s IPO on September 2, 2010 the Preferred Offering was terminated (the “Final Closing”).  The Preferred Shares rank senior to all other shares of the Company’s capital stock, including its common stock, with respect to dividends and payments and distribution of assets upon liquidation.

The Preferred Shares have a liquidation preference of $9.00 per Preferred Share regardless of the purchase price paid. From the date an investor was issued Preferred Shares, the Company has been paying cumulative dividends on the Preferred Shares monthly in arrears at the annualized rate of 8.00% on the liquidation preference (resulting in a dividend rate of 8.23% of the purchase price if the purchase price was $8.75 and a dividend rate of 8.47% of the purchase price if the purchase price was $8.50).

Conversion Rights. The Preferred Shares are convertible in whole or in part into shares of common stock at any time and from time to time after September 2, 2011, the first anniversary of the Final Closing, at the option of the holder, on a one-for-one basis (as adjusted for any stock split, stock combination, reverse stock split, reclassification or similar transaction).

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

Redemption or Conversion at the Option of the Company. At the option of the Company, any time after September 2, 2011, the one year anniversary of the Final Closing, (i) the Preferred Shares are redeemable, in whole or in part, for cash at a redemption price equal to the purchase price paid by a holder plus accrued and unpaid dividends to and including the date of redemption, and/or (ii) the Company can require that the Preferred Shares be converted, in whole or in part, into common stock on a one-for-one basis (and will pay the holder an amount equal to any accrued and unpaid dividends to and including the date of conversion on the Preferred Shares converted).

If the Company calls the Preferred Shares for redemption for cash, the holders will have the option to convert the Preferred Shares into common stock at any time prior to the redemption date.

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

Note 8 — Common Stock

On September 2, 2010, the Company’s IPO became effective.   As of March 31, 2011 and December 31, 2010 the Company had 862,990 and 327,499 shares of common stock outstanding for gross proceeds of $8.4 million and $3.1 million, respectively.

In September 2010, the Company’s board of directors declared a distribution rate equal to a 6.05% annualized rate based on the common share price of $10.00, commencing December 1, 2010.  The distributions are paid by the 5th day following each month end to stockholders of record at the close of business each day during the prior month.  The distribution will be calculated based on stockholders of record each day during the applicable period at a per share rate of $0.00165753424 per day.

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

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

Note 10 – Related Party Transactions and Arrangements

The Advisor and its affiliates receive compensation and reimbursement for services provided in connection with the IPO and Preferred Offering as well as the investment and management of the Company’s assets. An entity affiliated with the Sponsor owned 20,000 shares of the Company’s outstanding common stock as of March 31, 2011 and December 31, 2010.

The Company had a net receivable from affiliates of $37,000 and $0.3 million at March 31, 2011 and December 31, 2010, respectively.  These amounts represent fees and advances for acquisition of real estate investments and offering costs as described below.

Fees Paid in Connection with the Preferred Offering and the IPO

The Dealer Manager and affiliate of the Company and the Sponsor, receive fees and compensation in connection with the sale of the Company’s Preferred Shares (see Note 7 — Convertible Preferred Stock) and the sale of the Company’s common stock. The Dealer Manager receives a selling commission of up to 7.0% of gross offering proceeds before reallowance of commissions earned by participating broker-dealers. In addition, the Dealer Manager receives up to 3.0% of the gross proceeds from the sale of Preferred Shares and common stock, before reallowance to participating broker-dealers, as a dealer-manager fee. The Dealer Manager may reallow its dealer-manager fee to such participating broker-dealers, based on such factors as the volume of shares sold by such participating broker-dealers and marketing support incurred as compared to those of other participating broker-dealers. The Advisor receives 1.5% of the gross proceeds of the Preferred Offering and common stock as reimbursement for expenses incurred on behalf of the Company in connection with the Preferred Offering and IPO. The Company had accrued expenses payable to the Dealer Manager and Sponsor related to the sale of Preferred Shares and common stock of $0.4 million and $0.7 million at March 31, 2011 and December 31, 2010, respectively.

The following table details the results of the above activities (amounts in thousands):

	Three Months Ended March 31,
	2011	2010
Total commissions paid to Dealer Manager	$514	$—
Less:
Commissions to participating broker dealers	(49)	—
Reallowance to participating broker dealers	(4)	—
Net to Dealer Manager (1)	$461	$—
Fees and expense reimbursements paid to Advisor	$822	$—

(1)	The Dealer Manager is responsible for commission payments due to their employees as well as its general overhead and various selling related expenses.

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
March 31, 2011
(Unaudited)

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

If the Company’s Advisor provides services in connection with the origination or refinancing of any debt that the Company obtains and uses to acquire properties or to make other permitted investments, or that is assumed, directly or indirectly, in connection with the acquisition of properties, the Company will pay the Advisor a financing coordination fee equal to 0.75% of the amount available and/or outstanding under such financing, subject to certain limitations.

The following table details amounts paid and reimbursed to affiliates and amounts contractually due and forgiven in connection with the operations related services described above (amounts in thousands):

	Three Months Ended March 31, 2011		Three Months Ended March 31, 2010
	Paid	Forgiven	Paid	Forgiven
One-time fees:
Acquisition fees and related cost reimbursements	$—	$—	$—	$—
Financing coordination fees	—	—	—	—

Ongoing fees:
Asset management fees	—	123	—	—
Property management and leasing fees	—	68	—	—
Total related party operation fees and reimbursements	$—	$191	$—	$—

In order to improve operating cash flows and the ability to pay distributions from operating cash flows, the Advisor agreed to waive certain fees including asset management and property management fees.  Because the Advisor waived certain fees, cash flow from operations that would have been paid to the Advisor was available to pay distributions to stockholders.  The fees that were forgiven are not deferrals and accordingly, will not be paid to the Advisor. In certain instances, to improve the Company’s working capital, the Advisor may elect to absorb a portion of the Company’s general and administrative costs. Additionally, the Advisor at its election may contribute capital to enhance the Company’s cash position for working capital and distribution purposes.  Any contributed capital amounts are not reimbursable to the Advisor.  Further, any capital contributions are made without any corresponding issuance of common or preferred shares.  The Advisor contributed $15,000 to the Company during the three months ended March 31, 2011.   No contributions were made by the Advisor during the three months ended March 31, 2010.

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

As the Company’s real estate portfolio matures, the Company expects cash flows from operations (reported in accordance with generally accepted accounting principles) to cover a more significant portion of distributions and over time to cover the entire distribution. As the cash flows from operations become more significant, the Advisor may discontinue its past practice of forgiving fees and may charge the full fee owed to it in accordance with the Company’s agreements with the Advisor.

Fees Paid in Connection with the Liquidation or Listing of the Company’s Real Estate Assets

The Company will pay a brokerage commission on the sale of property, not to exceed the lesser of 2% and one-half of the total brokerage commission paid if a third party broker is also involved; provided, however, that in no event may the real estate commissions paid to the Advisor, its affiliates and unaffiliated third parties exceed the lesser of 6% of the contract sales price and a reasonable, customary and competitive real estate commission, in each case, payable to the Advisor if the Advisor or its affiliates, as determined by a majority of the independent directors, provided a substantial amount of services in connection with the sale. No such fees were incurred or paid for the three months ended March 31, 2011 or March 31, 2010.

The Company will pay a subordinated participation in the net sales proceeds of the sale of real estate assets of 15% of remaining net sale proceeds after return of capital contributions plus payment to investors of a 6% cumulative, non-compounded return on the capital contributed by investors.  The Company cannot assure that it will provide this 6% return but the Advisor will not be entitled to the subordinated participation in net sale proceeds unless the Company’s investors have received a 6% cumulative non-compounded return on their capital contributions. No such fees were incurred or paid for the three months ended March 31, 2011 or March 31, 2010.

The Company will pay a subordinated incentive listing fee of 15% of the amount by which the adjusted market value of real estate assets plus distributions exceeds the aggregate capital contributed by investors plus an amount equal to a 6% cumulative, non-compounded annual return to investors.  The Company cannot assure that it will provide this 6% return but the Advisor will not be entitled to the subordinated incentive listing fee unless investors have received a 6% cumulative non-compounded return on their capital contributions. No such fees were incurred or paid for the three months ended March 31, 2011 or March 31, 2010.

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

As a result of these relationships, the Company is dependent upon the Advisor and its affiliates. In the event that these companies are unable to provide the Company with the respective services, the Company would be required to find alternative providers of these services.

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

Note 12 — Share-Based Compensation

Stock Option Plan

The Company has a stock option plan (the “Plan”) which authorizes the grant of nonqualified stock options to the Company’s independent directors, subject to the absolute discretion of the board of directors and the applicable limitations of the Plan. The exercise price for all stock options granted under the Plan will be fixed at $10.00 per share until the termination of the IPO, and thereafter the exercise price for stock options granted to the independent directors will be equal to the fair market value of a share on the last business day preceding the annual meeting of stockholders. Upon a change in control, unvested options will become fully vested and any performance conditions imposed with respect to the option will be deemed to be fully achieved.  A total of 500,000 shares have been authorized and reserved for issuance under the Plan. As of March 31, 2011 and December 31, 2010, no stock options were issued under the Plan.

Restricted Share Plan

The Company has an employee and director incentive restricted share plan (the “RSP”) that provides for the automatic grant of 3,000 restricted shares of common stock to each of the independent directors, without any further action by the Company’s board of directors or the stockholders, on the date of initial election to the board of directors and on the date of each annual stockholder’s meeting. Restricted stock issued to independent directors will vest over a five-year period following the first anniversary of the date of grant in increments of 20% per annum. The RSP provides the Company with the ability to grant awards of restricted shares to the Company’s directors, officers and employees (if the Company ever has employees), employees of the Advisor and its affiliates, employees of entities that provide services to the Company, directors of the Advisor or of entities that provide services to the Company, certain consultants to the Company and the Advisor and its affiliates or to entities that provide services to the Company.  The total number of common shares granted under the RSP shall not exceed 5.0% of the Company’s outstanding shares on a fully-diluted basis at any time.

Restricted share awards entitle the recipient to receive common shares from the Company under terms that provide for vesting over a specified period of time or upon attainment of pre-established performance objectives. Such awards would typically be forfeited with respect to the unvested shares upon the termination of the recipient’s employment or other relationship with the Company. Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of restricted shares may receive cash distributions prior to the time that the restrictions on the restricted shares have lapsed. Any distributions payable in common shares shall be subject to the same restrictions as the underlying restricted shares. In September 2010, 9,000 shares were issued to independent directors under the RSP at a fair value of $10.00 per share. The fair value of the shares will be expensed over the vesting period of five years. Compensation expense related to restricted stock was $5,000 for the three months ended March 31, 2011.  There was no compensation expense related to restricted stock for the three months ended March 31, 2010.

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

Note 13 — Net Loss Per Share

The following is a summary of the basic and diluted net loss per share computation for the three months ended March 31, 2011 and 2010 (net loss in thousands):

	Three Months Ended March 31,
	2011	2010
Net loss	$(341)		$—
Weighted average common shares outstanding	543,324		20,000
Net loss per share, basic and diluted	$(0.63)	$	NM

NM – not meaningful

There were no distributions paid on unvested restricted stock during the three months ended March 31, 2011 and 2010.  Diluted net loss per share assumes the conversion of all common share equivalents into an equivalent number of common shares, unless the effect is antidilutive.  The Company considers stock options, unvested restricted stock and Preferred Shares to be common share equivalents.  The following common share equivalents were excluded from diluted loss per share computations as their effect would have been antidilutive for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010
Stock options	—	—
Unvested restricted stock	9,000	—
Preferred Shares	1,966,376	—

Note 14 – Non-controlling Interests

The Company is the controlling member of the limited liability company that owns the Bleecker Street properties, acquired in December 2010, with an unrelated third-party and an affiliate, American Realty Capital Operating Partnership, L.P.  The unrelated third party affiliate does not have voting rights under this agreement.

The non-controlling members’ aggregate investment of $13.0 million is included in non-controlling interests on the accompanying consolidated balance sheets.  This investment will be reduced by the monthly distributions received by each non-controlling member.  There were $0.2 million of distributions to non-controlling members during the three months ended March 31, 2011.  The non-controlling members’ share of income and losses of 13.8%, in aggregate, excluding depreciation and amortization as specified in the limited liability company agreement, are also recorded to non-controlling interest on the accompanying consolidated balance sheets and consolidated statements of operations.

The Company may elect to purchase the affiliate’s interest and the third party’s interest in Bleecker Street at any time and only after December 1, 2013, respectively.  Under this election, the purchase price is the member’s initial capital contribution and any unpaid distributions or, if the Company is simultaneously selling its interest to a third party, the purchase price is the member’s pro-rata share of Bleecker Street based on its cumulative capital contribution.

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

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

Note 15 — Subsequent Events

The Company has evaluated subsequent events through the filing of this Form 10-Q, and determined that there have not been any events that have occurred that would require adjustments to disclosures in the consolidated financial statements except for the following transactions:

Acquisitions

On April 18, 2011, the Company acquired a fee-simple interest in a retail property located in Brooklyn, New York for a purchase price of approximately $6.2 million, excluding acquisition and transaction-related costs.  The retail facility is a three-story building with approximately 6,100 square feet of gross leasable area, which is 100% leased to Foot Locker Retail, Inc., an athletic footwear and apparel retailer. The Company funded the acquisition of the property with (a) net proceeds from its ongoing offering and (b) a $3.3 million mortgage loan received from Citigroup Global Market Realty Corp. The mortgage loan bears an interest rate of 4.51% and requires only interest payments until its maturity date in April 2016.

Sales of Common Stock

As of April 30, 2011, the Company had 1,138,249 shares of common stock outstanding, including restricted stock and shares issued under the DRIP. Total gross proceeds from these issuances were $11.1 million. As of April 30, 2011, the aggregate value of all share issuances was $11.3 million based on a per share value of $10.00 (or $9.50 per share for shares issued under the DRIP).

Total capital raised to date is as follows (amounts in thousands):

Source of Capital	Inception to March 31, 2011	April 1 to April 30, 2011	Total
Common shares	$8,406	$2,721	$11,127
Preferred Shares	16,954	—	16,954
Contributions from non-controlling interest holders	13,000	—	13,000
	$38,360	$2,721	$41,081

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

The following are some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•	We and our Advisor have a limited operating history and our Advisor has limited experience operating a public company. This inexperience makes our future performance difficult to predict.

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

•	No public market currently exists, or may ever exist, for shares of our common stock and our shares are, and may continue to be, illiquid.

•	If we and our Advisor are unable to find suitable investments, then we may not be able to achieve our investment objectives or pay distributions.

•	We may be unable to pay or maintain cash distributions or increase distributions over time.

•	We are obligated to pay substantial fees to our Advisor and its affiliates, including fees payable upon the sale of properties.

•	We are subject to risks associated with the significant dislocations and liquidity disruptions currently existing or occurring in the United States' credit markets.

•	We may fail to qualify or continue to qualify to be treated as a real estate investment trust (“REIT”).

•	Our properties may be adversely affected by the current economic downturn, as well as economic cycles and risks inherent to the New York metropolitan statistical area, especially New York City.

•	We currently own only six properties.

All forward-looking statements should be read in light of the risks identified in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the U.S. Securities and Exchange Commission (the “SEC”) and the risks identified in this quarterly report.

Overview

We were incorporated on October 6, 2009 as a Maryland corporation intending to elect and qualify as a REIT for federal income tax purposes beginning with the taxable year that ended December 31, 2010.  On September 2, 2010, we commenced our initial public offering ("IPO") on a “best efforts” basis of up to 150.0 million shares of common stock at a price of $10.00 per share, subject to certain volume and other discounts, pursuant to our Registration Statement on Form S-11 (File No. 333-163069) (the “Registration Statement”) filed with the SEC under the Securities Act of 1933, as amended (the “Securities Act”).  Our Registration Statement also covers up to 25.0 million shares available pursuant to a distribution reinvestment plan (the “DRIP”) under which our common stockholders may elect to have their distributions reinvested in additional shares of our common stock at the greater of $9.50 per share or 95% of the estimated value of a share of common stock.

We sold 20,000 common shares to New York Recovery Special Limited Partnership, LLC, an entity wholly owned by American Realty Capital III, LLC (the “Sponsor”) on October 16, 2009, at $10.00 per share.  As of March 31, 2011, we had 862,990 shares of common stock outstanding, including restricted stock and shares issues under the DRIP, from total gross proceeds of $8.4 million.  As of March 31, 2011, the aggregate value of all common share issuances and subscriptions outstanding was $8.5 million based on a per share value of $10.00 (or $9.50 for shares issued under the DRIP).  In addition, we sold approximately 2.0 million shares of convertible preferred stock (the “Preferred Shares”) for gross proceeds of approximately $17.0 million in a private placement pursuant to Rule 506 of Regulation D of the Securities Act (the “Preferred Offering”), which terminated on September 2, 2010, the effective date of the Registration Statement. We are dependent upon the net proceeds from these offerings to conduct our operations.

We were formed to acquire high quality, income-producing commercial real estate in the New York metropolitan area, and, in particular, properties located in New York City with a focus on office and retail properties. All such properties may be acquired and operated by the Company alone or jointly with another party. We may also originate or acquire first mortgage loans secured by real estate. We purchased our first property, the Interior Design Building, and commenced our real estate operations in June 2010. On December 1, 2010, we purchased a portfolio of five retail condominiums on Bleecker Street (“Bleecker Street”).  As of March 31, 2011, the Company owned six properties comprising approximately 91,000 square feet of commercial space with an aggregate purchase price of $66.3 million. As of March 31, 2011, these properties were 100% occupied.

Substantially all of our business is conducted through our OP. We are the sole general partner and holder of 99.9% of the units of the OP. Our Advisor made a capital contribution to the OP in the amount of $2,000 in exchange for 200 OP units, which may be exchanged for the cash value of a corresponding number of shares of common stock or, at our option, a corresponding number of shares of common stock. The remaining rights of the limited partner interests are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP’s assets.

We have no paid employees.  The Company has retained the Advisor pursuant to a Second Amended and Restated Advisory Agreement to manage its affairs on a day-to-day basis. New York Recovery Properties, LLC, an entity wholly owned by the Sponsor, which serves as the Company’s property manager (the “Property Manager”) pursuant to an Amended and Restated Property Management Agreement, unless services are performed by a third party for specific properties. Our Dealer Manager, an affiliate of the Sponsor, serves as the dealer manager of the Company’s IPO pursuant to the Dealer Manager Agreement.  These related parties receive compensation and fees for services related to the IPO and for the investment and management of the Company’s assets. These entities receive fees during the offering, acquisition, operational and liquidation stages.

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

Investments in Real Estate

Investments in real estate are recorded at cost. Improvements and replacements are capitalized when they extend the useful life of the asset. Costs of repairs and maintenance are expensed as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of up to forty years for buildings, fifteen years for land improvements, five to fifteen years for fixtures and building improvements and the shorter of the useful life or the remaining lease term for tenant improvements and leasehold interests.

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

Purchase Price Allocation

We allocate the purchase price of acquired properties to tangible and identifiable intangible assets acquired based on their respective fair values. Tangible assets include land, land improvements, buildings and tenant improvements on an as-if vacant basis. We utilize various estimates, processes and information to determine the as-if vacant property value. Estimates of value are made using customary methods, including data from appraisals, comparable sales, discounted cash flow analysis and other methods. Identifiable intangible assets include amounts allocated to acquire leases for above- and below-market lease rates, the value of in-place leases, and the value of customer relationships, as applicable.

Amounts allocated to land, land improvements, buildings and fixtures are based on cost segregation studies performed by independent third-parties or on our analysis of comparable properties in our portfolio. Depreciation is computed using the straight-line method over the estimated lives of forty years for buildings, seven years for building fixtures, fifteen years for land improvements and the shorter of the useful life or the remaining lease term for tenant improvements.

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

Above-market and below-market in-place lease values for owned properties are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between the contractual amounts to be paid pursuant to the in-place leases and management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market lease intangibles are amortized as a decrease to rental income over the remaining term of the lease.  The capitalized below-market lease values will be amortized as an increase to rental income over the remaining term and any fixed rate renewal periods provided within the respective leases. In determining the amortization period for below-market lease intangibles, we initially will consider, and periodically evaluate on a quarterly basis, the likelihood that a lessee will execute the renewal option.  The likelihood that a lessee will execute the renewal option is determined by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located.

The aggregate value of intangibles assets related to customer relationship, as applicable, is measured based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with the tenant. Characteristics considered by us in determining these values include the nature and extent of our existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals, among other factors.

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

Recently Issued Accounting Pronouncements

Recently issued accounting pronouncements are described in Note 2 to the financial statements for the year ended December 31, 2010 filed with the SEC. There have been no significant changes during the three months ended March 31, 2011.

Results of Operations

As of March 31, 2011, we owned six properties which are 100% leased. As of March 31, 2010, we did not own any properties.  Accordingly, our results of operations for the three months ended March  31, 2011 as compared to the three months ended March 31, 2010 reflect significant increases in most categories.

Rental Income

Rental income was $1.6 million for the three months ended March 31, 2011.  Rental income was driven by our acquisitions during the year ended December 31, 2010 of $66.3 million of properties, comprised of approximately 91,000 square feet, which were 100% leased as of March 31, 2011.  We did not own any properties and therefore, had no rental income for the three months ended March 31, 2010.

Operating Expense Reimbursement

Operating expense reimbursement revenue was $0.1 million for the three months ended March 31, 2011.  This revenue represents the portion of property real estate taxes and operating expenses which are reimbursable by our tenants and primarily relates to the Interior Design Building acquisition.  We did not own any properties and therefore, had no operating expense reimbursement revenue for the three months ended March 31, 2010.

Asset Management Fees to Affiliate

Our Advisor is entitled to fees for the management of our properties. The Advisor has elected to waive all asset management fees for the three months ended March 31, 2011.  For the three months ended March 31, 2011, we would have incurred asset management fees of $0.1 million, had they not been waived.  There were no fees earned or waived for the three months ended March 31, 2010.

Property Management Fees to Affiliate

Our affiliated Property Manager, has elected to waive the property management fees for the three months ended March 31, 2011. Such fees represent amounts that, had they not been waived, would have been paid to our Property Manager to manage and lease our properties. For the three months ended March 31, 2011, we would have incurred property management fees of $0.1 million, had the fees not been waived. There were no property management fees incurred or waived for the three months ended March 31, 2010.

Property Operating Expenses

Property operating expenses for the three months ended March 31, 2011 were $0.4 million.  These costs primarily relate to the costs associated with maintaining the Interior Design Building including real estate taxes, utilities, repairs and maintenance and unaffiliated third party property management fees.  There were no properties purchased and therefore no property expenses for the three months ended March 31, 2010.

 General and Administrative Expenses

General and administrative expenses of $38,000 for the three months ended March 31, 2011 primarily included board member compensation. There were no general and administrative expenses for the three months ended March 31, 2010.

Depreciation and Amortization Expense

Depreciation and amortization expense of $0.9 million for the three months ended March 31, 2011, related to the purchase of six properties acquired in 2010 for an aggregate purchase price of $66.3 million.  The purchase price of acquired properties is allocated to tangible and identifiable intangible assets and depreciated or amortized over the estimated useful lives.  There were no properties purchased and therefore no depreciation and amortization expense for the three months ended March 31, 2010.

Interest Expense

Interest expense of $0.7 million for the three months ended March 31, 2011, related to notes payable and mortgage notes payable used to finance a portion of the purchase price of properties acquired in 2010.  We view these secured financing sources as an efficient and accretive means to acquire properties. There were no properties purchased and therefore no interest expense for the three months ended March 31, 2010.

Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the level of proceeds raised in our offering, the cost of borrowings, and the opportunity to acquire real estate assets which meet our investment objectives.

Net Income Attributable to Non-Controlling Interests

Net loss attributable to non-controlling interests of $48,000 during the three months ended March 31, 2011 represents the 13.8% of the net loss, excluding depreciation and amortization, on our Bleecker Street property that is related to minority interest holders.  There were no non-controlling interest arrangements for the three months ended March 31, 2010.

Cash Flows for the Three Months Ended March 31, 2011

For the three months ended March 31, 2011, net cash provided by operating activities was $0.2 million.  The level of cash flows used in or provided by operating activities is affected by the timing of interest payments and the amount of borrowings outstanding during the period, as well as the receipt of scheduled rent payments. Cash flows provided by operating activities during the three months ended March 31, 2011 was mainly due to a net loss of $0.3 million adjusted for depreciation and amortization of tangible and intangible real estate assets of $0.8 million and amortization of deferred financing costs of $0.1 million, as well as an increase in receivable from affiliates of $0.3 million and a decrease in prepaid expenses and other assets of $0.1 million.  These cash inflows were partially offset by a decrease in accounts payable and accrued expenses of $0.8 million.

Net cash used in investing activities during the three months ended March 31, 2011 of $0.3 million related to deposits for pending acquisitions and capital improvements at the Interior Design Building.

Net cash provided by financing activities of $3.0 million during the three months ended March 31, 2011 related to proceeds, net of receivables, from the issuance of common stock of $5.2 million. These amounts were partially offset by offering costs payments of $1.3 million, distributions to stockholders of $0.4 million, distributions to non-controlling interest holders of $0.2 million, increases to restricted cash of $0.2 million and principal payments on mortgage notes of $0.1 million.

Cash Flows for the Three Months Ended March 31, 2010

There was no cash provided by or used in operating, investing and financing activities during the three months ended March 31, 2010, as we did not purchase our first property until June 2010.

Liquidity and Capital Resources

Our principal demands for funds will continue to be for property acquisitions, either directly or through investment interests, for the payment of operating expenses, distributions to our stockholders and non-controlling interest holders, and for the payment of principal and interest on our outstanding indebtedness. Generally, cash needs for property acquisitions will be met through proceeds from the sale of common stock through our public offering. We may also from time to time enter into other agreements with third parties whereby third parties will make equity investments in specific properties or groups of properties that we acquire. Items other than property acquisitions are expected to be met from a combination of the proceeds from the sale of common stock and cash flows from operations.

We expect to meet our future short-term operating liquidity requirements through a combination of net cash provided by our current property operations and the operations of properties to be acquired in the future and proceeds from the sale of common stock.  Management expects that in the future, as our portfolio matures, our properties will generate sufficient cash flow to cover operating expenses and the payment of a monthly distribution. Other potential future sources of capital include proceeds from secured or unsecured financings from banks or other lenders, proceeds from private offerings, proceeds from the sale of properties and undistributed funds from operations.

We expect to continue to raise capital through the sale of our common stock and to utilize the net proceeds from the sale of our common stock and proceeds from secured financings to complete future property acquisitions. As of March 31, 2011, we had approximately 0.9 million shares of common stock outstanding, including restricted stock and shares issued under the DRIP, for gross proceeds of approximately $8.4 million and approximately 2.0 million Preferred Shares for gross proceeds of approximately $17.0 million.

Our board of directors has adopted a share repurchase plan that enables our stockholders to sell their shares to us under limited circumstances. At the time a stockholder requests a redemption, we may, subject to certain conditions, redeem the shares presented for repurchase for cash to the extent we have sufficient funds available to fund such purchase. As of March 31, 2011 we had no shares eligible for repurchase as the one year holding requirement has not been met.

As of March 31, 2011, we had cash and cash equivalents of $3.2 million.  We expect cash flows from operations and the sale of common stock to be used primarily to invest in additional real estate, pay debt service, pay operating expenses and pay stockholder distributions.

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

Funds from Operations

In addition to measurements defined by generally accepted accounting principles (“GAAP”), our management also considers funds from operations (“FFO”) and modified funds from operations (“MFFO”), each as described below, as supplemental measures of our performance. We present FFO and MFFO because we consider them important supplemental measures of our operating performance and believe they are frequently used by investors and other interested parties in the evaluation of REITS, many of which present FFO and MFFO when reporting their results.

FFO is generally considered to be an appropriate supplemental non-GAAP measure of the performance of a REIT. FFO is defined by the National Association of Real Estate Investment Trusts, Inc (“NAREIT”) as net earnings before depreciation and amortization of real estate assets, gains or losses on dispositions of real estate, (including such non-FFO items reported in discontinued operations). Notwithstanding the widespread reporting of FFO, changes in accounting and reporting rules under GAAP that were adopted after NAREIT’s definition of FFO have prompted a significant increase in the magnitude of non-operating items included in FFO. For example, acquisition expenses and transaction-related expenses, which we intend to fund from the proceeds of our offering and which we do not view as an expense of operating a property, are now deducted as expenses in the determination of GAAP net income. As a result, we intend to consider a modified FFO, or MFFO, as a supplemental measure when assessing our operating performance. We intend to explain all modifications to FFO and to reconcile MFFO to FFO and FFO to GAAP net income when presenting MFFO information.

Our MFFO has been determined in accordance with the Investment Program Association (“IPA”) definition of MFFO and may not be comparable to MFFO reported by other non-listed REITs or traded REITs that do not define the term in accordance with the current IPA definition or that interpret the current IPA definition differently. Our MFFO is FFO excluding straight-line rental revenue, gain on sale of unconsolidated real estate entity and acquisition-related costs expensed with an additional adjustment to add back amounts received or receivable from the Advisor or its affiliates in the form of an additional capital contribution (without any corresponding issuance of equity in the form of shares of common or preferred stock to the Advisor or its affiliates). Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting alone to be insufficient. MFFO may provide investors with a useful indication of our future performance and the sustainability of our current distribution policy, upon completion of the acquisition period.  However, because MFFO excludes the effects of acquisition costs, which are an important component in the analysis of the historical performance of an asset, MFFO should not be construed as a historic performance measure.

Our calculation of MFFO will exclude the following items and as a result will have the following limitations with its use as compared to net income/(loss):

•
Other non-cash charges not related to the operating performance or our properties. Straight-line rent adjustment, gain on sale of unconsolidated real estate entity and other non-cash charges, if any, may be excluded from MFFO if we believe these charges are not useful in the evaluation of our operating performance. Although these charges will be included in the calculation, and result in an increase or decrease, of net income (loss), these charges are adjustments excluded from MFFO because we believe that MFFO provides useful supplemental information by focusing on the changes in our operating fundamentals rather than on events not related to our core operations.   However, the exclusion of impairment limits the usefulness of MFFO as a historical measure since an impairment indicates that the property’s operating performance has been permanently affected.

•
Acquisition expenses and transaction-related expenses. Although these amounts reduce net income, we fund such costs with proceeds from our offering and acquisition-related indebtedness and do not consider these expenses in the evaluation of our operating performance and determining MFFO.

The calculation of FFO and MFFO may vary from entity to entity because capitalization and expense policies tend to vary from entity to entity. Consequently, our presentation of FFO and MFFO may not be comparable to other similarly titled measures presented by other non-traded REITs. FFO and MFFO have significant limitations as analytical tools, and you should not consider them in isolation, or as a substitute for analysis of our results as reported under GAAP. FFO and MFFO should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of our performance. FFO and MFFO does not represent cash generated from operating activities determined in accordance with GAAP and are not measures of liquidity and should be considered in conjunction with reported net income and cash flows from operations computed in accordance with GAAP, as presented in our consolidated financial statements.

Accordingly, we believe that FFO is helpful to our management as a measure of operating performance because it excludes depreciation and amortization, gains and losses from property dispositions, and extraordinary items, and as a result, when compared year over year, reflects the impact on operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which is not immediately apparent from net income. We believe that MFFO is helpful to investors, other interested parties and our management as a measure of operating performance because it excludes charges that management considers more reflective of investing activities or non-operating valuation changes. By providing FFO and MFFO, we present supplemental information that reflects how our management analyzes our long-term operating activities. We believe fluctuations in MFFO are indicative of changes in operating activities and provide comparability in evaluating our performance over time and as compared to other real estate companies that may not be affected by impairments or acquisition activities.

We believe that presenting FFO and MFFO is useful to and will benefit investors and other interested parties by (i) enhancing the ability of the financial community to analyze and compare our operating performance over time through the developing stages of our operations and among other non-traded REITs; (ii) enhance transparency and public confidence in the quality and consistency of our reported results; and (iii) provide standardized information for the evaluation by investors of our operating performance consistent with how our management, advisor and board of directors judge our operating performance and determine operating, financing and distribution policies.

Our calculation of FFO and MFFO may differ from other real estate companies due to, among other items, variations in cost capitalization policies for capital expenditures and, accordingly, may not be comparable to such other real estate companies.  Our calculation of FFO and MFFO is presented in the following table for the applicable periods during the three months ended March 31, 2011 and 2010 (in thousands):

	Three Months Ended March 31,
	2011	2010
Net loss (in accordance with GAAP)	$(341)	$—
Add:
Depreciation of real estate assets	527	—
Amortization of intangible lease assets	356	—
Amortization of above-market lease assets	5	—
Amortization of below-market lease assets	(63)	—
Non-controlling interest adjustment	3
FFO – NAREIT recommended format	487	—
Acquisition and transaction-related costs, net of non-controlling interest	—	—
MFFO	487	—
Contribution from Advisor	15	—
Adjustment for straight-lining of rental payments	(96)	—
MFFO - IPA recommended format	$406	$—

Distributions paid	$401	$—

Distributions

The amount of distributions payable to our stockholders is determined by our board of directors and is dependent on a number of factors, including funds available for distribution, financial condition, capital expenditure requirements, as applicable, and annual distribution requirements needed to qualify and maintain our status as a REIT under the Internal Revenue Code (the “Code”). Operating cash flows are expected to increase as additional properties are acquired in our investment portfolio.

Preferred stockholders receive cumulative dividends monthly in arrears at the annualized rate of 8.00% on the liquidation preference of $9.00, resulting in a dividend rate of 8.23%.  Common stockholders receive a dividend of $0.00165753424 per day, resulting in an annualized dividend rate of 6.05%, based on the common share price of $10.00.  This dividend rate was declared by our board of directors in September 2010 and commenced December 1, 2010.  The distributions are payable by the 5th day following each month end to common stockholders of record at the close of business each day during the prior month.  Distribution payments are dependent on the availability of funds.  Our board of directors may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distribution payments are not assured.

We, our board of directors and our Advisor share a similar philosophy with respect to paying our distribution. The distribution should principally be derived from cash flows generated from real estate operations. In order to improve our operating cash flows and our ability to pay distributions from operating cash flows, our related party Advisor agreed to waive certain fees including asset management and property management fees.  Because the Advisor waived certain fees that we owed, cash flow from operations that would have been paid to the Advisor was available to pay distributions to our stockholders.  The asset management and property management fees waived for the three months ended March 31, 2011 of $0.2 million are not deferrals and accordingly, will not be paid by us. The amount of the asset management fee will be reduced to the extent that MFFO, during the six months ending on the last day of the calendar quarter immediately preceding the date such asset management fee is payable, is less than the distributions declared with respect to the six month period.  In certain instances, to improve our working capital, the Advisor may also elect to absorb a portion of our general and administrative costs that would otherwise have been paid by us. Additionally, the Advisor at its election may contribute capital to enhance our cash position for distribution purposes.  Any contributed capital amounts are not reimbursable to our Advisor.  Further, capital contributions are made without any corresponding issuance of common or preferred shares.  The Advisor contributed approximately $15,000 to us during the three months ended March 31, 2011.

As our real estate portfolio grows, we expect cash flows from operations to cover a more significant portion of our distributions and over time to cover the entire distribution. As the cash flows from operations become more significant our Advisor may discontinue its past practice of forgiving fees and may charge the full fee owed to it in accordance with our agreements with the Advisor.

The following table shows the sources for the payment of distributions to common and preferred stockholders for the three months ended March 31, 2011 (in thousands).

Three Months Ended March 31, 2011
Distributions:
Total distributions	$401
Distributions reinvested (1)	(9)
Distributions paid in cash	$392
Source of distributions:
Cash flows provided by operations (2)	$210
Proceeds from issuance of common stock	182
Total sources of distributions	$392

Cash flows provided by operations (GAAP basis) (3)	$210

Net loss (in accordance with GAAP) (3)	$(341)

(1)	Distributions reinvested pursuant to the DRIP, which do not impact the Company’s cash flows.
(2)	Distributions paid from cash provided by operations are derived from cash flows from operations (GAAP basis) for the three months ended March 31, 2011.
(3)	Includes the impact of expensing acquisition and related transaction costs as incurred.

The following table compares cumulative distributions paid to cumulative net loss (in accordance with GAAP) for the period from October 6, 2009 (date of inception) through March 31, 2011 (in thousands):

For the Period from October 6, 2009 (date of inception) to March 31, 2011
Distributions paid:
Preferred stockholders	$1,033
Common stockholders in cash	43
Common stockholders pursuant to DRIP	9
Total distributions paid	$1,085

Reconciliation of net loss
Revenues	$4,067
Acquisition and transaction-related	(1,424)
Depreciation and amortization	(1,923)
Other operating expense	(1,156)
Other non-operating expense	(1,729)
Net loss attributable to non-controlling interests	61
Net loss (in accordance with GAAP) (1)	$(2,104)

(1)	Net loss as defined by GAAP includes the non-cash impact of depreciation and amortization expense as well as costs incurred relating to acquisitions and related transactions.

Dilution

In connection with our ongoing offering of shares of our common stock, we are providing information about our net tangible book value per share. Our net tangible book value per share is a mechanical calculation using amounts from our balance sheet, and is calculated as (1) total book value of our assets less the net value of intangible assets, (2) minus total liabilities less the net value of intangible liabilities, (3) divided by the total number of shares of common and preferred stock outstanding. It assumes that the value of real estate, and real estate related assets and liabilities diminish predictably over time as shown through the depreciation and amortization of real estate investments. It also excludes intangible assets. Real estate values have historically risen or fallen with market conditions. Net tangible book value is used generally as a conservative measure of net worth that we do not believe reflects our estimated value per share. It is not intended to reflect the value of our assets upon an orderly liquidation in accordance with our investment objectives. Our net tangible book value reflects dilution in the value of our common and preferred stock from the issue price as a result of (i) operating losses, which reflect accumulated depreciation and amortization of real estate investments, (ii) the funding of distributions from sources other than our cash flow from operations, and (iii) fees paid in connection with our public offering, including commissions, dealer manager fees and other offering costs. As of March 31, 2011, our net tangible book value per share was $8.01. The offering price of shares under our primary offering (ignoring purchase price discounts for certain categories of purchasers) at March 31, 2010 was $10.00.

Our offering price was not established on an independent basis and bears no relationship to the net value of our assets. Further, even without depreciation in the value of our assets, the other factors described above with respect to the dilution in the value of our common stock are likely to cause our offering price to be higher than the amount you would receive per share if we were to liquidate at this time.

Loan Obligations

The payment terms of our loan obligations require principal and interest amounts payable monthly with all unpaid principal and interest due at maturity. Our loan agreements stipulate that we comply with specific reporting covenants. As of March 31, 2011, we were in compliance with the debt covenants under our loan agreements.

Our Advisor may, with approval from our independent board of directors, seek to borrow short-term capital that, combined with secured mortgage financing, exceeds our targeted leverage ratio. Such short-term borrowings may be obtained from third-parties on a case-by-case basis as acquisition opportunities present themselves simultaneous with our capital raising efforts. We view the use of short-term borrowings as an efficient and accretive means of acquiring real estate in advance of raising equity capital. Accordingly, we can take advantage of buying opportunities as we expand our fund raising activities. As additional equity capital is obtained, these short-term borrowings will be repaid. Our leverage ratio approximated 53.3% (secured mortgage notes payable as a percentage of total real estate investments, at cost) as of March 31, 2011.

Contractual Obligations

The following is a summary of our contractual obligations as of March 31, 2011 (in thousands):

		April 1, 2011 to	Years Ended December 31,
	Total	December 31, 2011	2012 -2013	2014-2015	Thereafter
Principal Payments Due:
Mortgage notes payable	$35,312	$215	$13,797	$21,300	$—
Other notes payable	5,933	—	5,933	—	—
	$41,245	$215	$19,730	$21,300	$—
Interest Payments Due:
Mortgage notes payable	$5,851	$1,356	$2,644	$1,851	$—
Other notes payable	736	408	328	—	—
	$6,587	$1,764	$2,972	$1,851	$—

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

Inflation

Some of our leases contain provisions designed to mitigate the adverse impact of inflation. These provisions generally increase rental rates during the terms of the leases either at fixed rates or indexed escalations (based on the Consumer Price Index or other measures). We may be adversely impacted by inflation on the leases that do not contain indexed escalation provisions. In addition, our net leases require the tenant to pay its allocable share of operating expenses, which may include common area maintenance costs, real estate taxes and insurance. This may reduce our exposure to increases in costs and operating expenses resulting from inflation.

Related-Party Transactions and Agreements

We have entered into agreements with American Realty Capital III, LLC and its wholly-owned affiliates, whereby we pay certain fees or reimbursements to our Advisor or its affiliates for acquisition fees and expenses, organization and offering costs, sales commissions, dealer manager fees, asset and property management fees and reimbursement of operating costs. See Note 10 – Related Party Transactions and Arrangements to our consolidated financial statements included in this report for a discussion of the various related-party transactions, agreements and fees.

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

As of March 31, 2011, our debt included fixed-rate debt, with a carrying value of $35.3 million and a fair value of $35.3 million. Changes in market interest rates on our fixed-rate debt impact the fair value of the debt, but it has no impact on interest incurred or cash flow. For instance, if interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our debt to decrease, the same way the price of a bond declines as interest rates rise.

The sensitivity analysis related to our fixed–rate debt assumes an immediate 100 basis point move in interest rates from their March 31, 2011 levels, with all other variables held constant.  A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt by $0.2 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt by $0.2 million.  At March 31, 2011, we do not have any variable rate debt.

These amounts were determined by considering the impact of hypothetical interest rates changes on our borrowing costs, and, assuming no other changes in our capital structure.

As the information presented above includes only those exposures that existed as of March 31, 2011, it does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.

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

No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2011 that has materially affected, or is reasonable likely to materially affect, our internal controls over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

As of the end of the period covered by this Quarterly Report on Form 10-Q, we are not a party to, and none of our properties is subject to, any material pending legal proceedings.

Item 1A. Risk Factors

There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for year ended December 31, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We have not had any unregistered sales of equity securities during the three months ended March 31, 2011.  Unregistered sales of equity securities and use of proceeds are set forth in our Annual Report on Form 10-K for year ended December 31, 2010.

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
Chief Executive Officer, Chairman of the Board of Directors (Principal Executive Officer)

By:	/s/ Brian S. Block

Brian S. Block
Executive Vice President, Chief Financial Officer (Principal Financial Officer)

Date: May 12, 2011
EXHIBIT INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the three months ended March 31, 2011 (and are numbered in accordance with Item 601 of Regulation S-K).

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