Form 10-Q
period 2011-06-30
AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT INC
filed 2011-08-12
CIK 1474464

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant submitted electronically and posted on its corporate Web Site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☒ No

As of July 31, 2011, the registrant had 1,954,612 shares of common stock, $0.01 par value per share, outstanding.

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Real estate investments, at cost:
Land	$13,996	$11,243
Buildings, fixtures and improvements	57,498	50,051
Acquired intangible lease assets	7,421	6,321
Total real estate investments, at cost	78,915	67,615
Less accumulated depreciation and amortization	(2,606)	(1,042)
Total real estate investments, net	76,309	66,573

Cash and cash equivalents	2,725	349
Restricted cash	885	760
Due from affiliates, net	121	324
Prepaid expenses and other assets	1,728	652
Deferred financing costs, net	1,327	1,248
Total assets	$83,095	$69,906

LIABILITIES AND EQUITY
Mortgage notes payable	$41,492	$35,385
Notes payable	5,933	5,933
Below-market lease liabilities, net	1,162	1,288
Accounts payable and accrued expenses	2,454	2,842
Deferred rent and other liabilities	157	202
Distributions payable	196	131
Total liabilities	51,394	45,781

Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Convertible preferred stock, $0.01 par value, 5,550,000 shares authorized, (liquidation preference $9.00 per share) 1,966,376 shares issued and outstanding at June 30, 2011 and December 31, 2010	20	20
Common stock, $0.01 par value; 240,000,000 shares authorized, 1,659,936 and 327,499 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	17	3
Additional paid-in capital	23,828	13,789
Accumulated deficit	(4,704)	(2,578)
Total stockholders’ equity	19,161	11,234
Non-controlling interests	12,540	12,891
Total equity	31,701	24,125
Total liabilities and equity	$83,095	$69,906

The accompanying notes are an integral part of these financial statements

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010		2011	2010
Revenues:
Rental income	$1,559		$95	$3,109		$95
Operating expense reimbursement	164		2	304		2
Total revenues	1,723		97	3,413		97

Expenses:
Property operating	309		1	711		1
Acquisition and transaction related	411		68	411		68
General and administrative	58		18	96		22
Depreciation and amortization	995		—	1,878		—
Total operating expenses	1,773		87	3,096		91
Operating income (loss)	(50)		10	317		6

Other income (expenses):
Interest expense	(706)		(68)	(1,366)		(68)
Interest income	1		—	1		—
Total other expenses	(705)		(68)	(1,365)		(68)

Net loss	(755)		(58)	(1,048)		(62)

Net income attributable to non-controlling interests	(55)		—	(102)		—

Net loss attributable to stockholders	$(810)		$(58)	$(1,150)		$(62)

Basic and diluted weighted average common shares outstanding	1,273,624		20,000	910,491		20,000
Basic and diluted net loss per share	$(0.91)	$	NM	$(2.03)	$	NM
______________
NM – not meaningful

The accompanying notes are an integral part of these financial statements

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
Six Months ended June 30, 2011
(In thousands, except share data)
(Unaudited)

	Convertible Preferred Stock		Common Stock
	Number of Shares	Par value	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Stockholders’ Equity	Non- controlling Interests	Total Equity
Balance, December 31, 2010	1,966,376	$20	327,499	$3	$13,789	$(2,578)	$11,234	$12,891	$24,125
Issuance of common stock	—	—	1,325,343	13	13,142	—	13,155	—	13,155
Common stock offering costs, commissions and dealer manager fees	—	—	—	—	(3,194)	—	(3,194)	—	(3,194)
Common stock issued through distribution reinvestment plan	—	—	7,094	1	67	—	68	—	68
Amortization of restricted stock	—	—	—	—	9	—	9	—	9
Contributions from Advisor	—	—	—	—	15	—	15	—	15
Distributions to non-controlling interests	—	—	—	—	—	—	—	(453)	(453)
Distributions declared	—	—	—	—	—	(976)	(976)	—	(976)
Net income (loss)	—	—	—	—	—	(1,150)	(1,150)	102	(1,048)
Balance, June 30, 2011	1,966,376	$20	1,659,936	$17	$23,828	$(4,704)	$19,161	$12,540	$31,701

The accompanying notes are an integral part of this financial statement

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(1,150)	$(62)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	1,078	—
Amortization of intangibles	800	—
Amortization of deferred financing costs	168	—
Accretion of below-market lease liabilities and amortization of above-market lease assets, net	(116)	—
Net income attributable to non-controlling interests	102	—
Amortization of restricted shares	9	—
Changes in assets and liabilities:
Prepaid expenses and other assets	(246)	(436)
Accounts payable and accrued expenses	(188)	360
Due to affiliates	—	654
Deferred rent and other liabilities	(45)	—
Net cash provided by operating activities	412	516

Cash flows from investing activities:
Investment in real estate and other assets	(5,317)	(18,535)
Deposits for real estate acquisitions	(701)	—
Capital expenditures	(57)	—
Net cash used in investing activities	(6,075)	(18,535)

Cash flows from financing activities:
Proceeds from short-term bridge funds	—	8,900
Payments on mortgages notes payable	(143)	—
Proceeds from issuance of common stock	13,061	—
Proceeds from issuance of convertible preferred stock	—	10,716
Payments of offering costs and fees related to stock issuances	(3,394)	(2,153)
Payments of deferred financing costs	(282)	—
Distributions paid	(843)	(97)
Proceeds from affiliate, net	218	754
Distributions to non-controlling interest holders	(453)	—
Restricted cash	(125)	(11)
Net cash provided by financing activities	8,039	18,109
Net increase in cash and cash equivalents	2,376	90
Cash and cash equivalents, beginning of period	349	—
Cash and cash equivalents, end of period	$2,725	$90

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2011	2010

Supplemental Disclosures:
Cash paid for interest	$1,221	$—
Cash paid for income taxes	4	—
Non-Cash Financing Activities:
Common stock issued through distribution reinvestment plan	$68	$—
Mortgage note payable	6,250	14,221
Due to seller of acquired real estate	—	668

The accompanying notes are an integral part of these financial statements

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)

Note 1 — Organization

American Realty Capital New York Recovery REIT, Inc. (the “Company”), incorporated on October 6, 2009, is a Maryland corporation that qualified as a real estate investment trust (“REIT”) for federal income tax purposes for the taxable year ended December 31, 2010.  On September 2, 2010, the Company commenced its initial public offering (the “IPO”) on a “reasonable best efforts” basis of up to 150.0 million shares of common stock at a price of $10.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form S-11 (File No. 333-163069) (the “Registration Statement”) filed with the U.S. Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended (the “Securities Act”). The Registration Statement also covers up to 25.0 million shares available pursuant to a distribution reinvestment plan (the “DRIP”) under which the Company’s common stock holders may elect to have their distributions reinvested in additional shares of the Company’s common stock at the greater of $9.50 per share or 95% of the estimated value of a share of common stock.

As of June 30, 2011, the Company had 1.7 million shares of common stock outstanding, including unvested restricted shares and shares issued under the DRIP, for total gross proceeds of $16.2 million.  As of June 30, 2011, the aggregate value of all common share issuances and subscriptions outstanding was $16.5 million based on a per share value of $10.00 (or $9.50 for shares issued under the DRIP). In addition, the Company sold approximately 2.0 million shares of convertible preferred stock (the “Preferred Shares”) for gross proceeds of approximately $17.0 million in a private placement pursuant to Rule 506 of Regulation D of the Securities Act (the “Preferred Offering”), which terminated on September 2, 2010, the effective date of the Registration Statement.

The Company was formed to acquire high quality, income-producing commercial real estate in the New York metropolitan area, and, in particular, properties located in New York City with a focus on office and retail properties. All such properties may be acquired and operated by the Company alone or jointly with another party. The Company may also originate or acquire first mortgage loans secured by real estate.  The Company purchased its first property and commenced active operations in June 2010.  As of June 30, 2011 the Company owned eight properties consisting of 109,780 square feet, which were approximately 90% occupied on a weighted average basis with a weighted average remaining lease term of 7.7 years.

Substantially all of the Company’s business is conducted through New York Recovery Operating Partnership, L.P. (the “OP”), a Delaware limited partnership. The Company is the sole general partner and holder of 99.9% of the units of the OP.  New York Recovery Advisors, LLC (the “Advisor”), is the Company’s affiliated advisor.  The Advisor is the sole limited partner and owner of 0.1% (non-controlling interest) of the partnership of the OP.  The limited partner interests may be exchanged for the cash value of a corresponding number of shares of common stock or, at the Company’s option, a corresponding number of shares of common stock. The remaining rights of the limited partner interests are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP’s assets.

The Company has no paid employees.  The Company has retained the Advisor to manage its affairs on a day-to-day basis. New York Recovery Properties, LLC, an entity wholly owned by American Realty Capital III, LLC (the “Sponsor”), serves as the Company’s property manager (the “Property Manager”), unless services are performed by a third party for specific properties.  Realty Capital Securities, LLC (the “Dealer Manager”), an affiliate of the Sponsor, serves as the dealer manager of the Company’s IPO.  These related parties receive compensation and fees for services related to the IPO and for the investment and management of the Company’s assets. These entities receive fees during the offering, acquisition, operational and liquidation stages (see Note 10 – Related Party Transactions and Arrangements).

Note 2 — Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2 to the financial statements for the year ended December 31, 2010, which are included in the Company’s Annual Report on Form 10-K, filed with the SEC on March 28, 2011. There have been no significant changes to these policies during the six months ended June 30, 2011 other than the updates described below.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued guidance that expands the existing disclosure requirements for fair value measurements, primarily for Level 3 measurements, which are measurements based on unobservable inputs such as the Company’s own data. This guidance is largely consistent with current fair value measurement principles with few exceptions that do not result in a change in general practice. The guidance will be applied prospectively and will be effective for interim and annual reporting periods ending after December 15, 2011. The adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations.

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)

In June 2011, the FASB issued guidance requiring entities to present items of net income and other comprehensive income either in one continuous statement – referred to as the statement of comprehensive income – or in two separate, but consecutive, statements of net income and other comprehensive income. The new guidance does not change which components of comprehensive income are recognized in net income or other comprehensive income, or when an item of other comprehensive income must be reclassified to net income. The guidance will be applied prospectively and will be effective for interim and annual reporting periods ending after December 15, 2011. The adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations but will change the location of the presentation of other comprehensive income to more closely associate the disclosure with net income.

Note 3 — Real Estate Investments

The following table presents the allocation of the assets acquired and liabilities assumed during the periods presented (amounts in thousands):

	Three and Six Months Ended June 30, 2011	Three and Six Months Ended June 30, 2010
Real estate investments, at cost:
Land	$2,753	$11,243
Buildings, fixtures and improvements	7,390	21,343
Total tangible assets	10,143	32,586
Acquired intangibles:
In-place leases	1,424	1,426
Below-market lease liabilities	—	(588)
Total acquired intangibles	1,424	838
Total assets acquired, net	11,567	33,424
Mortgage notes payable	(6,250)	(14,221)
Due to seller	—	(668)
Cash paid for acquired real estate investments	$5,317	$18,535
Number of properties purchased	2	1

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)

The Company acquires and operates commercial properties. All such properties may be acquired and operated by the Company alone or jointly with another party.  Buildings, fixtures and improvements may be provisionally allocated pending receipt of the cost segregation analysis on such assets being prepared by a third-party specialist. The Company’s portfolio of real estate properties is comprised of the following properties as of June 30, 2011 (net operating income and base purchase price in thousands):

Portfolio Property	Acquisition Date	Number of Properties	Square Feet	Occupancy	Remaining Lease Term (1)	Net Operating Income (2)	Base Purchase Price (3)	Capitalization Rate (4)	Annualized Rental Income(5) per Square Foot
Interior Design Building	Jun. 2010	1	81,082	85.9%	3.3	$2,127	$32,250	6.6%	$38.64
Bleecker Street (6)	Dec. 2010	5	9,724	100.0%	8.7	2,453	34,000	7.2%	262.65
Foot Locker	Apr. 2011	1	6,118	100.0%	14.6	455	6,167	7.4%	74.37
Regal Parking Garage	Jun. 2011	1	12,856	100.0%	23.1	405	5,400	7.5%	31.50
		8	109,780	89.6%	7.7	$5,440	$77,817	7.0%	$62.08

(1)	Remaining lease term in years as of June 30, 2011, calculated on a weighted-average basis.
(2)
Annualized net operating income for the six months ended June 30, 2011 for the leases in place in the property portfolio.  Net operating income is rental income on a straight-line basis, which include tenant concessions such as free rent, as applicable, plus operating expense reimbursement revenue less property operating expenses.  Reflects adjustments for lease terminations and lease amendments with tenants, as applicable.

(3)	Contract purchase price, excluding acquisition related costs.
(4)	Net operating income divided by base purchase price.
(5)	Annualized rental income as of June 30, 2011 for the property portfolio on a straight-line basis, which includes tenant concessions such as free rent, as applicable.
(6)	Non-controlling interest holders contributed $13.0 million to purchase this portfolio.

The following table presents pro forma information as if the acquisitions during the six months ended June 30, 2011 had been consummated on January 1, 2011 and as if acquisitions during the six months ended June 30, 2010 had been consummated on January 1, 2010 (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Pro forma revenues	$1,903	$991	$3,785	$1,983
Pro forma net income (loss)	(684)	5	(953)	129
Net income to non-controlling interest	(55)	—	(102)	—
Net income (loss)	(739)	5	(1,055)	129
Less: distributions declared on Preferred Shares	(353)	(151)	(702)	(165)
Net loss attributable to stockholders	$(1,092)	$(146)	$(1,757)	$(36)
Basic and diluted net loss per share	$(0.86)	NM	$(1.93)	NM
_____________
NM – not meaningful

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)

The following table presents future minimum base rent cash payments due to the Company subsequent to June 30, 2011.  These amounts exclude contingent rental payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes among other items (amounts in thousands):

Future Minimum Base Rent Payments
July 1, 2011 – December 31, 2011	$2,727
2012	4,874
2013	4,956
2014	4,805
2015	4,446
Thereafter	25,602
$47,410

The following table lists the tenants whose annualized rental income on a straight-line basis represented greater than 10% of total annualized rental income for all portfolio properties on a straight-line basis as of June 30, 2011 and 2010:

		June 30,
Property Portfolio	Tenant	2011	2010
Bleecker Street	Burberry Limited	16.9%	—
Bleecker Street	Michael Kors Stores, LLC	10.2%	—
Interior Design Building	Rosselli 61st St., LLC	*	19.8%
Interior Design Building	Bunny Williams Incorporated	*	13.9%
Interior Design Building	AP Antiques Corp.	*	13.7%
Interior Design Building	Doris Leslie Blau, Ltd.	*	11.3%

*	Tenant’s annualized rental income on a straight-line basis was not greater than 10% of total annualized rental income for all portfolio properties as of the period specified.

The termination, delinquency or non-renewal of one of the above tenants may have a material adverse effect on revenues. No other tenant represents more than 10% of annualized rental income as of June 30, 2011 and 2010.

Note 4 — Notes Payable

As part of the acquisition of the Interior Design Building the Company entered into note agreements totaling $8.9 million with two unaffiliated third party investors. The notes each have an annual interest rate of 9.0%. The repayment of the notes require a 1% exit fee based on the original note proceeds payable upon the maturities of the respective notes and are pre-payable at any time.  In 2010, the terms of the notes were modified from a maturity date of January 1, 2011 to pay interest-only on a monthly basis and to repay the remaining principal balance upon maturity on June 30, 2012. The note holders had the option, but did not elect to demand payment of 50% of the principal balance on July 15, 2011.  As of June 30, 2011 and December 31, 2010, $5.9 million of the notes payable was outstanding.

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)

Note 5 — Mortgage Notes Payable

The Company’s mortgage notes payable as of June 30, 2011 and December 31, 2010 consist of the following (dollar amounts in thousands):

		Outstanding Loan Amount
Portfolio	Encumbered Properties	June 30, 2011	December 31, 2010	Effective Interest Rate	Interest Rate	Maturity
Interior Design Building (1)	1	$13,942	$14,085	6.3%	Fixed	Nov. 2012
Bleecker Street (2)	5	21,300	21,300	4.3%	Fixed	Dec. 2015
Foot Locker	1	3,250	—	4.6%	Fixed	Jun. 2016
Regal Parking Garage	1	3,000	—	4.5%	Fixed	Jul. 2016
	8	$41,492	$35,385	5.0%

(1)
The mortgage is guaranteed by certain officers of the Company and the Company has entered into an agreement with these officers pursuant to which the Company has agreed to be responsible for any amounts required to be paid by them under the guaranty.

(2)
The mortgage is guaranteed by an affiliate, American Realty Capital Trust, Inc., until such time as the Company reaches a net worth of $40.0 million.  This affiliate has as a non-controlling interest in Bleecker Street through its initial investment of $12.0 million in connection with the purchase of this portfolio. Thereafter, this minimum net worth must be maintained by the Company to remain in compliance with the debt covenants under the mortgage agreement.

The Company’s sources of secured financing generally require financial covenants, including restrictions on corporate guarantees, the maintenance of certain financial ratios (such as specified equity and debt service coverage ratios) as well as the maintenance of minimum net worth.  As of June 30, 2011, the Company was in compliance with the debt covenants under the mortgage note agreements.

The following table summarizes the scheduled aggregate principal repayments subsequent to June 30, 2011 (amounts in thousands):

Total
July 1, 2011 – December 31, 2011	$145
2012	13,797
2013	—
2014	—
2015	21,300
Thereafter	6,250
Total	$41,492

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)

Note 6 — Fair Value of Financial Instruments

The Company is required to disclose the fair value of financial instruments for which it is practicable to estimate that value. The fair value of short-term financial instruments such as cash and cash equivalents, restricted cash, other receivables, due to affiliates, notes payable, accounts payable, accrued expenses and distributions payable approximates their carrying value on the consolidated balance sheet due to their short-term nature. The fair values of the Company’s financial instruments that are not reported at fair value on the consolidated balance sheet are reported below (amounts in thousands):

	Carrying Amount at June 30, 2011	Fair Value at June 30, 2011	Carrying Amount at December 31, 2010	Fair Value at December 31, 2010
Mortgage notes payable	$41,492	$41,818	$35,385	$35,385

The fair value of the mortgage notes payable are estimated using a discounted cash flow analysis, based on the Company's current borrowing rates for similar types of borrowing arrangements.

Note 7 — Convertible Preferred Stock

In December 2009, the Company commenced its Preferred Offering to qualified investors under Rule 506 of Regulation D of the Securities Act of 1933. The Company sold approximately 2.0 million Preferred Shares for gross proceeds of $17.0 million. Upon the commencement of the Company’s IPO on September 2, 2010 the Preferred Offering was terminated (the “Final Closing”).  The Preferred Shares rank senior to all other shares of the Company’s capital stock, including its common stock, with respect to dividends and payments and distribution of assets upon liquidation.

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

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)

Note 8 — Common Stock

On September 2, 2010, the Company’s IPO became effective.   As of June 30, 2011 and December 31, 2010, the Company had 1.7 million and 0.3 million shares of common stock outstanding for gross proceeds of $16.2 million and $3.1 million, respectively.

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

Environmental Matters

In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. The Company has not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the consolidated results of operations.

Note 10 – Related Party Transactions and Arrangements

New York Recovery Special Limited Partnership, LLC, an entity wholly-owned by the Sponsor, owned 20,000 shares of the Company’s outstanding common stock as of June 30, 2011 and December 31, 2010. The Advisor and its affiliates receive compensation and reimbursement for services provided in connection with the IPO and Preferred Offering as well as the investment and management of the Company’s assets. The Advisor and its affiliates may incur and pay costs and fees on behalf of the Company.  All organization and offering costs incurred by the Company or its affiliated entities on behalf of the Company are reflected in the accompanying balance sheets.  The Company had a receivable from affiliates of $0.1 million and $0.3 million at June 30, 2011 and December 31, 2010, respectively.  The Company had accrued expenses payable to the Advisor and the Dealer Manager related to the sale of Preferred Shares and common stock of $0.8 million and $0.7 million at June 30, 2011 and December 31, 2010, respectively, for services relating to the IPO and offering and other costs paid on behalf of the Company.  The Company is responsible for offering and other costs related to its ongoing offering up to a maximum of 1.5% of gross proceeds received from the IPO, excluding commissions and dealer manager fes

Fees Paid in Connection with the Preferred Offering and the IPO

The Dealer Manager and the Sponsor receive fees and compensation in connection with the sale of the Company’s Preferred Shares (see Note 7 — Convertible Preferred Stock) and the sale of the Company’s common stock. The Dealer Manager receives a selling commission of up to 7.0% of gross offering proceeds before reallowance of commissions earned by participating broker-dealers. In addition, the Dealer Manager receives up to 3.0% of the gross proceeds from the sale of Preferred Shares and common stock, before reallowance to participating broker-dealers, as a dealer-manager fee. The Dealer Manager may reallow its dealer-manager fee to such participating broker-dealers, based on such factors as the volume of shares sold by respective participating broker-dealers and marketing support incurred as compared to those of other participating broker-dealers.

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)

The following table details the results of the above activities (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Total commissions paid to Dealer Manager	$705	$929	$1,219	$1,265
Less:
Commissions to participating broker dealers	(469)	(741)	(830)	(910)
Reallowance to participating broker dealers	(39)	(58)	(59)	(82)
Net to Dealer Manager (1)	$197	$130	$330	$273
Fees and expense reimbursements incurred from Advisor	$336	$105	$1,158	$161

(1)	The Dealer Manager is responsible for commission payments due to their employees as well as its general overhead and various selling related expenses.

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

The Company will pay the Advisor an annual fee of up to 0.75% of the contract purchase price of each property plus costs and expenses incurred by the Advisor in providing asset management services, payable monthly, based on assets held by the Company on the measurement date, adjusted for appropriate closing dates for individual property acquisitions.  Such asset management fee shall be payable, at the discretion of the Company’s board, in cash, common stock or restricted stock grants, or any combination thereof.  In addition, on a prospective basis, the Company’s board of directors, subject to the Advisor’s approval, may elect to issue performance based restricted shares in lieu of cash for any then unpaid amount of the asset management fee, in an amount not to exceed the limit for the asset management fee set forth in the advisory agreement. The asset management fee will be reduced to the extent that the Company’s funds from operations, as adjusted, during the six months ending on the last calendar quarter immediately preceding the date the asset management fee is payable is less than the distributions declared with respect to such six month period.

Unless the Company contracts with a third party, the Company will pay to an affiliate of the Advisor a property management fee of up to 4% of gross revenues from the Company’s multi-tenant properties. The Company will also reimburse the affiliate for property level expenses.  The Advisor or an affiliate may subcontract the performance of its property management and leasing services duties to third parties and pay all or a portion of its 4.0% property management fee to the third parties with whom it contracts for these services. If the Company contracts directly with third parties for such services, the Company will pay them customary market fees and will pay the affiliated Property Manager, an oversight fee equal to 1.0% of the gross revenues of the property managed.

The Company may reimburse the Advisor’s costs of providing administrative services, subject to the limitation that it will not reimburse the Advisor for any amount by which its operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of (a) 2% of average invested assets, or (b) 25% of net income other than any additions to reserves for depreciation, bad debt or other similar non cash reserves and excluding any gain from the sale of assets for that period.  Additionally, the Company will not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives acquisition fees or real estate commissions.  No reimbursement was paid to the Advisor for providing administrative services for the three and six months ended June 30, 2011 or 2010.

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

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)

The following tables detail amounts paid and reimbursed to affiliates and amounts contractually due and forgiven in connection with the operations related services described above for the three and six months ended June 30, 2011 and 2010 (amounts in thousands):

	Three Months Ended June 30,
	2011		2010
	Paid	Forgiven	Paid	Forgiven
One-time fees:
Acquisition fees and related cost reimbursements	$191	$—	$490	$—
Financing coordination fees	47	—	107	—

Ongoing fees:
Asset management fees (1)	—	133	—	6
Property management and leasing fees	—	40	—	1
Total related party operational fees and reimbursements	$238	$173	$597	$7

	Six Months Ended June 30,
	2011		2010
	Paid	Forgiven	Paid	Forgiven
One-time fees:
Acquisition fees and related cost reimbursements	$191	$—	$490	$—
Financing coordination fees	47	—	107	—

Ongoing fees:
Asset management fees (1)	—	256	—	6
Property management and leasing fees	—	77	—	1
Total related party operational fees and reimbursements	$238	$333	$597	$7

(1)
These fees have been waived.  However, the Company’s board of directors may elect, subject to the Advisor’s approval, on a prospective basis, to pay future asset management fees in the form of performance-based restricted shares.

In order to improve operating cash flows and the ability to pay distributions from operating cash flows, the Advisor agreed to waive certain fees including asset management and property management fees.  The asset management fee will be reduced to the extent that the Company’s funds from operations, as adjusted, during the six months ending on the last calendar quarter immediately preceding the date the asset management fee is payable is less than the distributions declared with respect to such six month period. Because the Advisor waived certain fees, cash flow from operations that would have been paid to the Advisor was available to pay distributions to stockholders.  The fees that were forgiven are not deferrals and accordingly, will not be paid to the Advisor in cash. In certain instances, to improve the Company’s working capital, the Advisor may elect to absorb a portion of the Company’s general and administrative costs. Additionally, the Advisor at its election may contribute capital to enhance the Company’s cash position for working capital and distribution purposes.  Any contributed capital amounts are not reimbursable to the Advisor.  Further, any capital contributions are made without any corresponding issuance of common or preferred shares.

As the Company’s real estate portfolio matures, the Company expects cash flows from operations (reported in accordance with U.S. GAAP) to cover a more significant portion of distributions and over time to cover the entire distribution. As the cash flows from operations become more significant, the Advisor may discontinue its past practice of forgiving fees and may charge the full fee owed to it in accordance with the Company’s agreements with the Advisor.

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)

Fees Paid in Connection with the Liquidation or Listing of the Company’s Real Estate Assets

The Company will pay a brokerage commission on the sale of property, not to exceed the lesser of 2% of the contract sale price of the property and one-half of the total brokerage commission paid if a third party broker is also involved; provided, however that in no event may the real estate commissions paid to the Advisor, its affiliates and unaffiliated third parties exceed the lesser of 6% of the contract sales price and a reasonable, customary and competitive real estate commission, in each case, payable to the Advisor if the Advisor or its affiliates, as determined by a majority of the independent directors, provided a substantial amount of services in connection with the sale. No such fees were incurred or paid for the three or six months ended June 30, 2011 or 2010.

The Company will pay a subordinated participation in the net sales proceeds of the sale of real estate assets of 15% of remaining net sale proceeds after return of capital contributions to investors plus payment to investors of a 6% cumulative, pre-tax non-compounded return on the capital contributed by investors.  The Company cannot assure that it will provide this 6% return but the Advisor will not be entitled to the subordinated participation in net sale proceeds unless the Company’s investors have received a 6% cumulative non-compounded return on their capital contributions. No such fees were incurred or paid for the three or six months ended June 30, 2011 or 2010.

The Company will pay a subordinated incentive listing distribution of 15% of the amount by which the adjusted market value of real estate assets plus distributions exceeds the aggregate capital contributed by investors plus an amount equal to a 6% cumulative, pre-tax non-compounded annual return to investors.  The Company cannot assure that it will provide this 6% return but the Advisor will not be entitled to the subordinated incentive listing fee unless investors have received a 6% cumulative, pre-tax non-compounded return on their capital contributions. No such fees were incurred or paid for the three or six months ended June 30, 2011 or 2010.

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

As a result of these relationships, the Company is dependent upon the Advisor and its affiliates. In the event that these companies are unable to provide the Company with the respective services, the Company will be required to find alternative providers of these services.

Note 12 — Share-Based Compensation

Stock Option Plan

The Company has a stock option plan (the “Plan”) which authorizes the grant of nonqualified stock options to the Company’s independent directors, officers, advisors, consultants and other personnel, subject to the absolute discretion of the board of directors and the applicable limitations of the Plan. The exercise price for all stock options granted under the Plan will be fixed at $10.00 per share until the termination of the IPO, and thereafter the exercise price for stock options granted to the independent directors will be equal to the fair market value of a share on the last business day preceding the annual meeting of stockholders. Upon a change in control, unvested options will become fully vested and any performance conditions imposed with respect to the option will be deemed to be fully achieved.  A total of 500,000 shares have been authorized and reserved for issuance under the Plan. As of June 30, 2011 and December 31, 2010, no stock options were issued under the Plan.

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

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)

Restricted share awards entitle the recipient to receive common shares from the Company under terms that provide for vesting over a specified period of time or upon attainment of pre-established performance objectives. Such awards would typically be forfeited with respect to the unvested shares upon the termination of the recipient’s employment or other relationship with the Company. Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of restricted shares may receive cash distributions prior to the time that the restrictions on the restricted shares have lapsed. Any distributions payable in common shares shall be subject to the same restrictions as the underlying restricted shares. In September 2010, 9,000 shares were issued to independent directors under the RSP at a fair value of $10.00 per share. The fair value of the shares will be expensed over the vesting period of five years. Compensation expense related to restricted stock was approximately $5,000 and $9,000 for the three and six months ended June 30, 2011, respectively.  There was no compensation expense related to restricted stock for the three or six months ended June 30, 2010.

Note 13 — Net Loss Per Share

 The following is a summary of the basic and diluted net loss per share computation for the three and six months ended June 30, 2011 and 2010 (net loss in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net loss	$(810)	$(58)	$(1,150)	$(62)
Less: distributions declared on Preferred Shares	(353)	—	(702)	—
Net loss available to common stockholders	$(1,163)	$(58)	$(1,852)	$(62)
Weighted average common shares outstanding	1,273,624	20,000	910,491	20,000
Net loss per share, basic and diluted	$(0.91)	NM	$(2.03)	NM

NM – not meaningful

There were no distributions paid on unvested restricted stock during the three or six months ended June 30, 2011 and 2010.  Diluted net loss per share assumes the conversion of all common share equivalents into an equivalent number of common shares, unless the effect is antidilutive.  The Company considers stock options, unvested restricted stock and Preferred Shares to be common share equivalents.  The following common share equivalents as of June 30, 2011 and 2010 were excluded from diluted loss per share computations as their effect would have been antidilutive for the three and six months ended June 30, 2011and 2010:

	June 30,
	2011	2010
Unvested restricted stock	9,000	—
Preferred Shares	1,966,376	1,243,339

 Note 14 – Non-controlling Interests

The Company is the controlling member of the limited liability company that owns the Bleecker Street properties, acquired in December 2010, with an unrelated third-party and an affiliate, American Realty Capital Operating Partnership, L.P.  The unrelated third party affiliate does not have voting rights under this agreement.

The non-controlling members’ aggregate investment of $13.0 million is included in non-controlling interests on the accompanying consolidated balance sheets.  This investment will be reduced by the monthly distributions received by each non-controlling member.  There were $0.2 million and $0.5 million of distributions to non-controlling members during the three and six months ended June 30, 2011, respectively.  The non-controlling members’ share of income and losses of a weighted average 6.99%, in aggregate, excluding depreciation and amortization as specified in the limited liability company agreement, are also recorded to non-controlling interest on the accompanying consolidated balance sheets and consolidated statements of operations.

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)

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

Sales of Common Stock

As of July 31, 2011, the Company had approximately 2.0 million shares of common stock outstanding, including unvested restricted shares and shares issued under the DRIP. Total gross proceeds from these issuances were $19.1 million. As of July 31, 2011, the aggregate value of all share issuances was $19.5 million based on a per share value of $10.00 (or $9.50 per share for shares issued under the DRIP).

Total capital raised to date is as follows (amounts in thousands):

Source of Capital	Inception to June 30, 2011	July 1 to July 31, 2011	Total
Common shares	$16,230	$2,904	$19,134
Preferred Shares	16,954	—	16,954
Contributions from non-controlling interest holders	13,000	—	13,000
	$46,184	$2,904	$49,088

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

•	No public market currently exists, or may ever exist, for shares of our common stock and our shares are, and may continue to be, illiquid.

•	If we and our Advisor are unable to find suitable investments, then we may not be able to achieve our investment objectives or pay distributions.

•	We may be unable to pay or maintain cash distributions or increase distributions over time.

•	We are obligated to pay substantial fees to our Advisor and its affiliates, including fees payable upon the sale of properties.

•	We are subject to risks associated with the significant dislocations and liquidity disruptions currently existing or occurring in the United States' credit markets.

•	We may fail to continue to qualify as a real estate investment trust (“REIT”).

•	Our properties may be adversely affected by the current economic downturn, as well as economic cycles and risks inherent to the New York metropolitan statistical area, especially New York City.

•	We currently own only eight properties.

All forward-looking statements should be read in light of the risks identified in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the U.S. Securities and Exchange Commission (the “SEC”) and the risks identified in this quarterly report.

Overview

We were incorporated on October 6, 2009 as a Maryland corporation that qualified as a REIT for federal income tax purposes beginning with the taxable year that ended December 31, 2010.  On September 2, 2010, we commenced our initial public offering ("IPO") on a “reasonable best efforts” basis of up to 150.0 million shares of common stock at a price of $10.00 per share, subject to certain volume and other discounts, pursuant to our Registration Statement on Form S-11 (File No. 333-163069) (the “Registration Statement”) filed with the SEC under the Securities Act of 1933, as amended (the “Securities Act”).  Our Registration Statement also covers up to 25.0 million shares available pursuant to a distribution reinvestment plan (the “DRIP”) under which our common stockholders may elect to have their distributions reinvested in additional shares of our common stock at the greater of $9.50 per share or 95% of the estimated value of a share of common stock.

As of June 30, 2011, we had 1.7 million shares of common stock outstanding, including unvested restricted shares and shares issues under the DRIP, from total gross proceeds of $16.2 million.  As of June 30, 2011, the aggregate value of all common share issuances and subscriptions outstanding was $16.5 million based on a per share value of $10.00 (or $9.50 for shares issued under the DRIP).  In addition, we sold approximately 2.0 million shares of convertible preferred stock (the “Preferred Shares”) for gross proceeds of approximately $17.0 million in a private placement pursuant to Rule 506 of Regulation D of the Securities Act (the “Preferred Offering”), which terminated on September 2, 2010, the effective date of the Registration Statement. We are dependent upon the net proceeds from these offerings to conduct our operations.

We were formed to acquire high quality, income-producing commercial real estate in the New York metropolitan area, and, in particular, properties located in New York City with a focus on office and retail properties. All such properties may be acquired and operated by the Company alone or jointly with another party. We may also originate or acquire first mortgage loans secured by real estate.  As of June 30, 2011 we owned eight properties consisting of 109,780 square feet, which were approximately 90% occupied on a weighted average basis with a weighted average remaining lease term of 7.7 years.

Substantially all of our business is conducted through the OP. We are the sole general partner and holder of 99.9% of the units of the OP.  Our Advisor is the sole limited partner and owner of 0.1% (non-controlling interest) of the partnership of the OP.  The limited partner interests may be exchanged for the cash value of a corresponding number of shares of common stock or, at our option, a corresponding number of shares of common stock. The remaining rights of the limited partner interests are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP’s assets.

We have no paid employees.  We retained the Advisor to manage our affairs on a day-to-day basis. New York Recovery Properties, LLC, an entity wholly owned by American Realty Capital III, LLC (the “Sponsor”), serves as our property manager (the “Property Manager”), unless services are performed by a third party for specific properties. Our Dealer Manager, an affiliate of the Sponsor, serves as the dealer manager of our IPO.  These related parties receive compensation and fees for services related to the IPO and for the investment and management of our assets. These entities receive fees during the offering, acquisition, operational and liquidation stages.

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

Significant Accounting Estimates and Critical Accounting Policies

Set forth below is a summary of the significant accounting estimates and critical accounting policies that management believes are important to the preparation of our consolidated financial statements. Certain of our accounting estimates are particularly important for an understanding of our financial position and results of operations and require the application of significant judgment by our management. As a result, these estimates are subject to a degree of uncertainty. These significant accounting estimates and critical accounting policies include:

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

Investments in Real Estate

Investments in real estate are recorded at cost. Improvements and replacements are capitalized when they extend the useful life of the asset. Costs of repairs and maintenance are expensed as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of up to 40 years for buildings, 15 years for land improvements, five to seven years for fixtures and the shorter of the useful life or the remaining lease term for tenant improvements and leasehold interests.

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

Purchase Price Allocation

We allocate the purchase price of acquired properties to tangible and identifiable intangible assets acquired based on their respective fair values. Tangible assets include land, land improvements, buildings, fixtures and tenant improvements on an as-if vacant basis. We utilize various estimates, processes and information to determine the as-if vacant property value. Estimates of value are made using customary methods, including data from appraisals, comparable sales, discounted cash flow analysis and other methods. Identifiable intangible assets include amounts allocated to acquire leases for above- and below-market lease rates, the value of in-place leases, and the value of customer relationships, as applicable.

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

The value of in-place leases is amortized to expense over the initial term of the respective leases, which range primarily from 2 to 23 years. The value of customer relationship intangibles is amortized to expense over the initial term and any renewal periods in the respective leases, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building. If a tenant terminates its lease, the unamortized portion of the in-place lease value and customer relationship intangibles is charged to expense.

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

We record all derivatives on the balance sheet at fair value.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that is attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge.  We may enter into derivative contracts that are intended to economically hedge certain of our risk, even though hedge accounting does not apply or we elect not to apply hedge accounting.

Recently Issued Accounting Pronouncements

Recently issued accounting pronouncements are described in Note 2 to the financial statements for the year ended December 31, 2010 filed with the SEC. There have been no significant changes during the six months ended June 30, 2011 other than the updates below.

In May 2011, the Financial Accounting Standards Board (“FASB”) issued guidance that expands the existing disclosure requirements for fair value measurements, primarily for Level 3 measurements, which are measurements based on unobservable inputs such as our own data. This guidance is largely consistent with current fair value measurement principles with few exceptions that do not result in a change in general practice. The guidance will be applied prospectively and will be effective for interim and annual reporting periods ending after December 15, 2011. The adoption of this guidance is not expected to have a material impact on our financial position or results of operations.

In June 2011, the FASB issued guidance requiring entities to present items of net income and other comprehensive income either in one continuous statement – referred to as the statement of comprehensive income – or in two separate, but consecutive, statements of net income and other comprehensive income. The new guidance does not change which components of comprehensive income are recognized in net income or other comprehensive income, or when an item of other comprehensive income must be reclassified to net income. The guidance will be applied prospectively and will be effective for interim and annual reporting periods ending after December 15, 2011. The adoption of this guidance is not expected to have a material impact on our financial position or results of operations but will change the location of the presentation of other comprehensive income to more closely associate the disclosure with net income.

Results of Operations

As of June 30, 2011, we owned eight properties which were approximately 90% leased on a weighted average basis. As of June 30, 2010, we owned one property, the Interior Design Building (“IDB”), which was purchased on June 21, 2010.  Accordingly, our results of operations for the three and six months ended June 30, 2011 as compared to the three and six months ended June 30, 2010 reflect significant increases in most categories.

 Comparison of Three Months Ended June 30, 2011 to Three Months Ended June 30, 2010

Rental Income

Rental income increased $1.5 million to $1.6 million for the three months ended June 30, 2011, compared to $0.1 million for the three months ended June 30, 2010.  The increase in rental income was driven by our acquisition of seven properties for a base purchase price of $45.6 million, comprised of approximately 29,000 square feet.  Rental income for the three months ended June 30, 2010 represented revenue for the ten days IDB was held.

Operating Expense Reimbursement

Operating expense reimbursement was $0.2 million for the three months ended June 30, 2011, compared to approximately $2,000 for the three months ended June 30, 2010.  This revenue represents the portion of property real estate taxes and operating expenses which are reimbursable by our tenants and primarily relates to IDB.  Operating expense reimbursement for the three months ended June 30, 2010 represented reimbursement for the ten days IDB was held.

Fees to Affiliates

Our affiliated Advisor and Property Manager are entitled to fees for the management of our properties.  Our Advisor and Property Manager elected to waive these fees for the three months ended June 30, 2011 and 2010.  For the three months ended June 30, 2011 and 2010, we would have incurred aggregate asset management and property management fees of $0.2 million and $7,000, respectively, had the fees not been waived.

Property Operating Expenses

Property operating expenses were $0.3 million for the three months ended June 30, 2011, compared to approximately $1,000 for the three months ended June 30, 2010.  These costs primarily relate to the costs associated with maintaining IDB and the Bleecker Street portfolio including real estate taxes, utilities, repairs and maintenance and unaffiliated third party property management fees.  Property operating expense for the three months ended June 30, 2010 represented expense for the ten days IDB was held.

Acquisition and Transaction Related Expenses

Acquisition and transaction related expense increased approximately $0.3 million to $0.4 million for the three months ended June 30, 2011, compared to approximately $0.1 million for the three months ended June 30, 2010.  We acquired two properties for approximately $11.6 million during the three months ended June 30, 2011 compared to one property for approximately $32.3 million during the three months ended June 30, 2010.

General and Administrative Expenses

General and administrative expenses increased to $58,000 for the three months ended June 30, 2011, compared to approximately $18,000 for the three months ended June 30, 2010, primarily due to additional board member fees and compensation.

Depreciation and Amortization Expense

Depreciation and amortization expense was $1.0 million for the three months ended June 30, 2011.  Depreciation and amortization expense primarily related to the purchase of eight properties acquired as of June 30, 2011 for an aggregate purchase price of $77.8 million.  The purchase price of acquired properties is allocated to tangible and identifiable intangible assets and depreciated or amortized over the estimated useful lives.  There was no depreciation and amortization expense for the three months ended June 30, 2010. We do not begin depreciation and amortization on properties purchased after the 15th of the month until the beginning of the following month.

Interest Expense

Interest expense of $0.7 million for the three months ended June 30, 2011, related to notes payable and mortgage notes payable used to finance a portion of the purchase price of properties acquired as of June 30, 2011.  We view these secured financing sources as an efficient and accretive means to acquire properties.  Interest expense for the three months ended June 30, 2010 related to notes payable and a mortgage note payable used to finance a portion of IDB purchased in June 2010.

Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the level of proceeds raised in our offering, the cost of borrowings, and the opportunity to acquire real estate assets which meet our investment objectives.

Net Income Attributable to Non-Controlling Interests

Net income attributable to non-controlling interests of $0.1 million during the three months ended June 30, 2011 represents a weighted average 6.99% of the net income, excluding depreciation and amortization, on our Bleecker Street portfolio that is related to non-controlling  interest holders.  There were no non-controlling interest arrangements for the three months ended June 30, 2010.

Comparison of Six Months Ended June 30, 2011 to Six Months Ended June 30, 2010

Rental Income

Rental income increased $3.0 million to $3.1 million for the six months ended June 30, 2011, compared to $0.1 million for the six months ended June 30, 2010.  The increase in rental income was driven by our acquisition of seven properties for a base purchase price of $45.6 million, comprised of approximately 29,000 square feet.  Rental income for the six months ended June 30, 2010 represented revenue for the ten days IDB was held.

Operating Expense Reimbursement

Operating expense reimbursement was $0.3 million for the six months ended June 30, 2011, compared to approximately $2,000 for the six months ended June 30, 2010.  This revenue represents the portion of property real estate taxes and operating expenses which are reimbursable by our tenants and primarily relates to IDB.  Operating expense reimbursement for the six months ended June 30, 2010 represented reimbursement for the ten days IDB was held.

Fees to Affiliates

Our affiliated Advisor and Property Manager are entitled to fees for the management of our properties.  Our Advisor and Property Manager elected to waive these fees for the six months ended June 30, 2011 and 2010.  For the six months ended June 30, 2011 and 2010, we would have incurred aggregate asset management and property management fees of $0.3 million and $7,000, respectively, had the fees not been waived.

Property Operating Expenses

Property operating expenses were $0.7 million for the six months ended June 30, 2011, compared to $1,000 for the six months ended June 30, 2010.  These costs primarily relate to the costs associated with maintaining IDB and Bleecker Street including real estate taxes, utilities, repairs and maintenance and unaffiliated third party property management fees.  Property operating expense for the six months ended June 30, 2010 represented expense for the ten days IDB was held.

Acquisition and Transaction Related Expenses

Acquisition and transaction related expense increased approximately $0.3 million to $0.4 million for the six months ended June 30, 2011, compared to approximately $0.1 million for the six months ended June 30, 2010.  We acquired two properties for approximately $11.6 million during the six months ended June 30, 2011 compared to one property for approximately $32.3 million during the six months ended June 30, 2010.

General and Administrative Expenses

General and administrative expenses increased $74,000 to $96,000 for the six months ended June 30, 2011, compared to approximately $22,000 for the six months ended June 30, 2010 primarily due to increased board member fees and compensation.

Depreciation and Amortization Expense

For the six months ended June 30, 2011, depreciation and amortization expense totaled $1.9 million. Depreciation and amortization expense primarily related to the purchase of eight properties acquired as of June 30, 2011 for an aggregate purchase price of $77.8 million.  The purchase price of acquired properties is allocated to tangible and identifiable intangible assets and depreciated or amortized over the estimated useful lives. There was no depreciation and amortization expense for the six months ended June 30, 2010.  We do not begin depreciation and amortization on properties purchased after the 15th of the month until the beginning of the following month.

Interest Expense

Interest expense of $1.4 million for the six months ended June 30, 2011, related to notes payable and mortgage notes payable used to finance a portion of the purchase price of properties acquired as of June 30, 2011.  We view these secured financing sources as an efficient and accretive means to acquire properties.  Interest expense for the six months ended June 30, 2010 related to notes payable and mortgage notes payable used to finance a portion of IDB in June 2010.

Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the level of proceeds raised in our offering, the cost of borrowings, and the opportunity to acquire real estate assets which meet our investment objectives.

Net Income Attributable to Non-Controlling Interests

Net income attributable to non-controlling interests of $0.1 million during the six months ended June 30, 2011 represents a weighted average 6.99% of the net income, excluding depreciation and amortization, on our Bleecker Street portfolio that is related to non-controlling interest holders.  There were no non-controlling interest arrangements for the six months ended June 30, 2010.

Cash Flows for the Six Months Ended June 30, 2011

For the six months ended June 30, 2011, net cash provided by operating activities was $0.4 million.  The level of cash flows used in or provided by operating activities is affected by the timing of interest payments and the amount of borrowings outstanding during the period, as well as the receipt of scheduled rent payments. Cash flows provided by operating activities during the six months ended June 30, 2011 was mainly due to net loss adjusted for non-cash items, which resulted in a cash inflow of $0.9 million (net loss of $1.2 million adjusted for depreciation and amortization of tangible and intangible real estate assets of $1.9 million, amortization of deferred financing costs of $0.2, net income to non-controlling interest holders of $0.1 million less the net amortization related to market lease liabilities and assets of $0.1 million).  This cash inflow was partially offset by an increase in prepaid expenses and other assets of $0.2 million and a combined decrease in accounts payable, accrued expenses and deferred rent of $0.2 million.

Net cash used in investing activities during the six months ended June 30, 2011 of $6.1 million primarily related to $5.3 million for the acquisition of the Foot Locker and Regal Parking Garage properties.  The contract purchase price of $11.6 million for the properties was partially funded by mortgage notes payable of $6.3 million on the acquisition dates.   Cash used in investing activities also included $0.7 million related to deposits for pending acquisitions and $0.1 million related to capital expenditures on IDB.

Net cash provided by financing activities of $8.0 million during the six months ended June 30, 2011 related to proceeds, net of receivables, from the issuance of common stock of $13.1 million and $0.2 million of net proceeds from affiliated entities. These inflows were partially offset by payments related to offering costs of $3.4 million, distributions to stockholders of $0.8 million, distributions to non-controlling interest holders of $0.5 million, payments related to financing costs of $0.3 million, increases to restricted cash of $0.1 million and payments of mortgage notes payable of $0.1 million.

Cash Flows for the Six Months Ended June 30, 2010

For the six months ended June 30, 2010, net cash provided by operating activities was $0.5 million.  The level of cash flows used in or provided by operating activities is affected by the timing of interest payments and the amount of borrowings outstanding during the period, as well as the receipt of scheduled rent payments. Cash flows provided by operating activities during the six months ended June 30, 2010 was mainly due to an increase in due to affiliates of $0.7 million and an increase in accounts payable and accrued expenses of $0.4 million. These cash inflows were partially offset by a decrease in prepaid expenses and other assets of $0.4 million and a net loss of $0.1 million.

Net cash used in investing activities during the six months ended June 30, 2010 of $18.5 million related to the acquisition of IDB.

Net cash provided by financing activities of $18.1 million during the six months ended June 30, 2010 related to proceeds, from the issuance of convertible preferred stock of $10.7 million, proceeds from short-term bridge notes of $8.9 million and proceeds from affiliates of $0.8 million. These amounts were partially offset by payments related to offering costs of $2.2 million and distributions to stockholders of $0.1 million.

Liquidity and Capital Resources

Our principal demands for funds will continue to be for property acquisitions, either directly or through investment interests, for the payment of operating expenses, distributions to our stockholders and non-controlling interest holders, and for the payment of principal and interest on our outstanding indebtedness. Generally, capital needs for property acquisitions will be met through net proceeds received from the sale of common stock through our public offering. We may also from time to time enter into other agreements with third parties whereby third parties will make equity investments in specific properties or groups of properties that we acquire. Expenditures other than property acquisitions are expected to be met from a combination of the proceeds from the sale of common stock and cash flows from operations.

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

We expect to continue to raise capital through the sale of our common stock and to utilize the net proceeds from the sale of our common stock and proceeds from secured financings to complete future property acquisitions. As of June 30, 2011, we had 1.7 million shares of common stock outstanding, including unvested restricted shares and shares issued under the DRIP, for gross proceeds of approximately $16.2 million and approximately 2.0 million Preferred Shares for gross proceeds of approximately $17.0 million.

Our board of directors has adopted a share repurchase plan that enables our stockholders to sell their shares to us under limited circumstances. At the time a stockholder requests a redemption, we may, subject to certain conditions, redeem the shares presented for repurchase for cash to the extent we have sufficient funds available to fund such purchase. As of June 30, 2011 we had no shares eligible for repurchase as the one year holding requirement has not been met.

As of June 30, 2011, we had cash and cash equivalents of $2.7 million.  We expect cash flows from operations and the sale of common stock to be used primarily to invest in additional real estate, pay debt service, pay operating expenses and pay stockholder distributions.

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

Funds from Operations and Modified Funds from Operations

In addition to measurements defined by GAAP, our management also considers funds from operations (“FFO”) and modified funds from operations (“MFFO”), each as described below, as supplemental measures of our performance. We present FFO and MFFO because we consider them important supplemental measures of our operating performance and believe they are frequently used by investors and other interested parties in the evaluation of REITS, many of which present FFO and MFFO when reporting their results.

FFO is generally considered to be an appropriate supplemental non-GAAP measure of the performance of a REIT. FFO is defined by the National Association of Real Estate Investment Trusts, Inc (“NAREIT”) as net earnings before depreciation and amortization of real estate assets, gains or losses on dispositions of real estate, (including such non-FFO items reported in discontinued operations). Notwithstanding the widespread reporting of FFO, changes in accounting and reporting rules under GAAP that were adopted after NAREIT’s definition of FFO have prompted a significant increase in the magnitude of non-operating items included in FFO. For example, acquisition expenses and transaction-related expenses which we intend to fund from the proceeds of our offering and which we do not view as an expense of operating a property, are now deducted as expenses in the determination of GAAP net income. As a result, we intend to consider a modified FFO, or MFFO, as a supplemental measure when assessing our operating performance. We intend to explain all modifications to FFO and to reconcile MFFO to FFO and FFO to GAAP net income when presenting MFFO information.

Our MFFO has been determined in accordance with the Investment Program Association (“IPA”) definition of MFFO and may not be comparable to MFFO reported by other non-listed REITs or traded REITs that do not define the term in accordance with the current IPA definition or that interpret the current IPA definition differently. Our MFFO is FFO excluding straight-line rental revenue, gain on sale of unconsolidated real estate entity and acquisition-related costs expensed. Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting alone to be insufficient. MFFO may provide investors with a useful indication of our future performance and the sustainability of our current distribution policy upon completion of the acquisition period. However, because MFFO excludes the effects of acquisition costs, which are an important component in the analysis of the historical performance of an asset, MFFO should not be construed as a historic performance measure.

Our calculation of MFFO will exclude the following items and as a result will have the following limitations with its use as compared to net income (loss):

•
Other non-cash charges not related to the operating performance or our properties. Straight-line rent adjustment, gain on sale of unconsolidated real estate entity and other non-cash charges, if any, may be excluded from MFFO if we believe these charges are not useful in the evaluation of our operating performance. Although these charges will be included in the calculation, and result in an increase or decrease, of net income (loss), these charges are adjustments excluded from MFFO because we believe that MFFO provides useful supplemental information by focusing on the changes in our operating fundamentals rather than on events not related to our core operations.  However, the exclusion of impairments limits the usefulness of MFFO as a historical operating performance measure since an impairment indicates that the property’s operating performance has been permanently affected.

•
Acquisition expenses and transaction-related expenses. Although these amounts reduce net income, we fund such costs with proceeds from our offering and acquisition-related indebtedness and do not consider these expenses in the evaluation of our operating performance and determining MFFO.

The calculation of FFO and MFFO may vary from entity to entity because capitalization and expense policies tend to vary from entity to entity. Consequently, our presentation of FFO and MFFO may not be comparable to other similarly titled measures presented by other non-traded REITs. FFO and MFFO have significant limitations as analytical tools, and you should not consider them in isolation, or as a substitute for analysis of our results as reported under GAAP. FFO and MFFO should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of our performance. FFO and MFFO does not represent cash generated from operating activities determined in accordance with GAAP and are not measures of liquidity and should be considered in conjunction with reported net income and cash flows from operations computed in accordance with GAAP, as presented in our consolidated financial statements. MFFO has limitations as a performance measure in an offering such as the company's where the price of a share of common stock is a stated value and there is no net asset value determination during the offering stage and for a period thereafter. MFFO is useful in assisting management and investors in assessing the sustainability of operating performance in future operating periods, and in particular, after the offering and acquisition stages are complete and net asset value is disclosed. MFFO is not a useful measure in evaluating net asset value because impairments are taken into account in determining net asset value but not in determining MFFO.

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

Our calculation of FFO and MFFO may differ from other real estate companies due to, among other items, variations in cost capitalization policies for capital expenditures and, accordingly, may not be comparable to such other real estate companies.  Our calculation of FFO and MFFO is presented in the following table for the applicable periods during the three and six months ended June 30, 2011 (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2011	2011
Net loss (in accordance with GAAP)	$(810)	$(1,150)
Add:
Depreciation of real estate assets	551	1,078
Amortization of intangible lease assets	444	800
Non-controlling interest adjustment	4	7
FFO – NAREIT recommended format	189	735
Acquisition and transaction-related costs, net of non-controlling interest	409	409
MFFO	598	1,144
Contribution from Advisor (1)	—	15
Adjustment for straight-lining of rental payments	(106)	(202)
Amortization of above-market lease assets	5	10
Amortization of below-market lease assets	(63)	(126)
MFFO - IPA recommended format	$434	$841
__________________
(1)
Prior to April 1, 2011, MFFO included an additional adjustment to add back amounts received or receivable from the Advisor or its affiliates in the form of an additional capital contribution (without any corresponding issuance of equity in the form of shares of common or preferred stock to the Advisor or its affiliates).

Distributions

On September 22, 2010, our board of directors declared a distribution rate equal to a 6.05% annualized rate based on the offering price of $10.00 per share of our common stock, commencing December 1, 2010.  The distributions will be payable by the 5th day following each month end to stockholders of record at the close of business each day during the prior month.  The dividend will be calculated based on stockholders of record each day during the applicable period at a rate of $0.00165753424 per day.

In conjunction with the offering of the Series A convertible preferred stock, the board of directors announced their intention to declare, on a monthly basis, cumulative cash distributions at the rate of 8% per annum of the $9.00 liquidation preference per share (resulting in a distribution rate of 8.23% of the purchase price of the convertible preferred stock if the purchase price was $8.75 and a distribution rate of 8.47% the purchase price of the convertible preferred stock if the purchase price was $8.50).  The distribution on each of our shares will be cumulative from the first date on which such share was issued and we will aggregate and pay the distributions monthly in arrears on or about the first business day of each month.

During the six months ended June 30, 2011, distributions paid to common and preferred stockholders totaled $0.9 million, inclusive of approximately $0.1 million of distributions issued under the DRIP.  Distribution payments are dependent on the availability of funds.  Our board of directors may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distribution payments are not assured.

As of June 30, 2010, cash used to pay our distributions was primarily generated from property operating results and the sale of shares of common stock.  We have continued to pay distributions to our stockholders each month since our initial distributions payment in April 2010.  There is no assurance that we will continue to declare distributions at this rate.

The following table shows the sources for the payment of distributions to common and preferred stockholders for the three and six months ended June 30, 2011 (in thousands).

	Three Months Ended June 30, 2011		Six Months Ended June 30, 2011
		Percentage of Distributions		Percentage of Distributions
Distributions:
Total distributions	$510		$912
Distributions reinvested	(59)		(68)
Distributions paid in cash	$451		$843
Source of distributions:
Cash flows provided by operations	$202	44.8%	$412	48.9%
Proceeds from issuance of common stock	249	55.2%	431	51.1%
Total sources of distributions	$451	100.0%	$843	100.0%

Cash flows provided by operations (GAAP basis)	$202		$412

Net loss (in accordance with GAAP)	$(810)		$(1,150)

The following table compares cumulative distributions paid to cumulative net loss (in accordance with GAAP) for the period from October 6, 2009 (date of inception) through June 30, 2011 (in thousands):

For the Period from October 6, 2009 (date of inception) to June 30, 2011
Distributions paid:
Preferred stockholders	$1,390
Common stockholders in cash	138
Common stockholders pursuant to DRIP	68
Total distributions paid	$1,596

Reconciliation of net loss
Revenues	$5,790
Acquisition and transaction-related	(1,835)
Depreciation and amortization	(2,918)
Other operating expense	(1,523)
Other non-operating expense	(2,434)
Net income attributable to non-controlling interests	7
Net loss (in accordance with GAAP) (1)	$(2,913)

(1)	Net loss as defined by GAAP includes the non-cash impact of depreciation and amortization expense as well as costs incurred relating to acquisitions and related transactions.

Dilution

Our net tangible book value per share is a mechanical calculation using amounts from our balance sheet, and is calculated as (1) total book value of our assets less the net value of intangible assets, (2) minus total liabilities less the net value of intangible liabilities, (3) divided by the total number of shares of common and preferred stock outstanding. It assumes that the value of real estate, and real estate related assets and liabilities diminish predictably over time as shown through the depreciation and amortization of real estate investments. Real estate values have historically risen or fallen with market conditions. Net tangible book value is used generally as a conservative measure of net worth that we do not believe reflects our estimated value per share. It is not intended to reflect the value of our assets upon an orderly liquidation in accordance with our investment objectives. Our net tangible book value reflects dilution in the value of our common and preferred stock from the issue price as a result of (i) operating losses, which reflect accumulated depreciation and amortization of real estate investments, (ii) the funding of distributions from sources other than our cash flow from operations, and (iii) fees paid in connection with IPO, including commissions, dealer manager fees and other offering costs. As of June 30, 2011, our net tangible book value per share was $7.30. The offering price of shares under our primary offering (ignoring purchase price discounts for certain categories of purchasers) at June 30, 2011 was $10.00.

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

Loan Obligations

The payment terms of our loan obligations require principal and interest amounts payable monthly with all unpaid principal and interest due at maturity. Our loan agreements stipulate that we comply with specific reporting covenants. As of June 30, 2011, we were in compliance with the debt covenants under our loan agreements.

Our Advisor may, with approval from our independent board of directors, seek to borrow short-term capital that, combined with secured mortgage financing, exceeds our targeted leverage ratio. Such short-term borrowings may be obtained from third-parties on a case-by-case basis as acquisition opportunities present themselves simultaneous with our capital raising efforts. We view the use of short-term borrowings as an efficient and accretive means of acquiring real estate in advance of raising equity capital. Accordingly, we can take advantage of buying opportunities as we expand our fund raising activities. As additional equity capital is obtained, these short-term borrowings will be repaid. Our leverage ratio approximated 53.3% (secured mortgage notes payable as a percentage of total real estate investments, at cost) as of June 30, 2011.

Contractual Obligations

The following is a summary of our contractual obligations as of June 30, 2011 (in thousands):

		July 1, 2011 to	Years Ended December 31,
	Total	December 31, 2011	2012 -2013	2014-2015	Thereafter
Principal Payments Due:
Mortgage notes payable	$41,492	$145	$13,797	$21,300	$6,250
Other notes payable (1)	5,933	—	5,933	—	—
	$47,425	$145	$19,730	$21,300	$6,250
Interest Payments Due:
Mortgage notes payable	$6,720	$1,046	$3,210	$2,336	$128
Other notes payable (1)	601	273	328	—	—
	$7,321	$1,319	$3,538	$2,336	$128

(1)	The note holders had the option, but did not elect to demand payment of 50% of the principal balance on July 15, 2011.

Election as a REIT

We elected to be taxed as a REIT under Sections 856 through 860 of the Code commencing with our taxable year ended December 31, 2010. If we continue to qualify for taxation as a REIT, we generally will not be subject to federal corporate income tax to the extent we distribute our REIT taxable income to our stockholders, and so long as we distribute at least 90% of our REIT taxable income. REITs are subject to a number of other organizational and operational requirements. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and federal income and excise taxes on our undistributed income. We believe we are organized and operating in such a manner as to qualify to be taxed as a REIT for the taxable year ended December 31, 2011.

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

Related-Party Transactions and Agreements

We have entered into agreements with American Realty Capital III, LLC and its wholly-owned affiliates, whereby we pay certain fees or reimbursements to our Advisor or its affiliates in connection with acquisition and financing activities, sales of common and preferred stock, asset and property management services and reimbursement of operating and offering related costs. See Note 10 – Related Party Transactions and Arrangements to our consolidated financial statements included in this report for a discussion of the various related-party transactions, agreements and fees.

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

As of June 30, 2011, our debt included fixed-rate mortgage notes payable, with a carrying value of $41.5 million and a fair value of $41.8 million. Changes in market interest rates on our fixed-rate mortgages impact the fair value of the debt, but it has no impact on interest incurred or cash flow. For instance, if interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our obligation to decrease, the same way the price of a bond declines as interest rates rise.

The sensitivity analysis related to our fixed–rate debt assumes an immediate 100 basis point move in interest rates from their June 30, 2011 levels, with all other variables held constant.  A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt by $0.2 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt by $0.2 million.  At June 30, 2011, we do not have any variable rate debt.

These amounts were determined by considering the impact of hypothetical interest rates changes on our borrowing costs, and, assuming no other changes in our capital structure.

As the information presented above includes only those exposures that existed as of June 30, 2011, it does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.

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

No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended June 30, 2011 that has materially affected, or is reasonable likely to materially affect, our internal controls over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

As of the end of the period covered by this Quarterly Report on Form 10-Q, we are not a party to, and none of our properties is subject to, any material pending legal proceedings.

Item 1A. Risk Factors

There have been no material changes from the risk factors set forth in our Registration Statement (333-163069), as amended from time to time.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Reserved

Item 5. Other Information

None.

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

Brian S. Block
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

Date: August 12, 2011

EXHIBIT INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 (and are numbered in accordance with Item 601 of Regulation S-K).

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