Form 10-Q
period 2011-09-30
AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT INC
filed 2011-11-14
CIK 1474464

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of October 31, 2011, the registrant had 3,575,956 shares of common stock, $0.01 par value per share, outstanding.

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.

PART I - Financial Information

Item 1. Financial Statements

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Real estate investments, at cost:
Land	$13,996	$11,243
Buildings, fixtures and improvements	57,704	50,051
Acquired intangible lease assets	7,251	6,321
Total real estate investments, at cost	78,951	67,615
Less accumulated depreciation and amortization	(3,362)	(1,042)
Total real estate investments, net	75,589	66,573
Cash and cash equivalents	7,141	349
Restricted cash	1,058	760
Due from affiliates, net	489	324
Prepaid expenses and other assets	4,881	652
Deferred financing costs, net	2,316	1,248
Total assets	$91,474	$69,906
LIABILITIES AND EQUITY
Mortgage notes payable	$41,422	$35,385
Notes payable	5,933	5,933
Below-market lease liabilities, net	1,099	1,288
Derivatives, at fair value	114	—
Accounts payable and accrued expenses	2,161	2,842
Deferred rent and other liabilities	281	202
Distributions payable	254	131
Total liabilities	51,264	45,781
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Convertible preferred stock, $0.01 par value, 5,550,000 shares authorized, (liquidation preference $9.00 per share) 1,966,376 shares issued and outstanding at September 30, 2011 and December 31, 2010	20	20
Common stock, $0.01 par value; 240,000,000 shares authorized, 2,950,725 and 327,499 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	30	3
Additional paid-in capital	33,542	13,789
Accumulated other comprehensive loss	(114)	—
Accumulated deficit	(5,606)	(2,578)
Total stockholders’ equity	27,872	11,234
Non-controlling interests	12,338	12,891
Total equity	40,210	24,125
Total liabilities and equity	$91,474	$69,906
The accompanying notes are an integral part of these financial statements

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues:
Rental income	$1,604	$886	$4,713	$980
Operating expense reimbursement	183	145	487	147
Total revenues	1,787	1,031	5,200	1,127
Expenses:
Property operating	150	310	861	329
Operating fees to affiliates	—	—	—	—
Acquisition and transaction related	46	40	457	108
General and administrative	92	94	188	98
Depreciation and amortization	922	284	2,800	284
Total operating expenses	1,210	728	4,306	819
Operating income	577	303	894	308
Other income (expenses):
Interest expense	(755)	(396)	(2,121)	(464)
Interest income	—	—	1	1
Total other expenses	(755)	(396)	(2,120)	(463)
Net loss	(178)	(93)	(1,226)	(155)
Net income attributable to non-controlling interests	(27)	—	(129)	—
Net loss attributable to stockholders	$(205)	$(93)	$(1,355)	$(155)
Basic and diluted weighted average common shares outstanding	2,198,529	29,000	1,344,555	29,000
Basic and diluted net loss per share	$(0.26)	NM	$(1.80)	NM
______________
NM – not meaningful

The accompanying notes are an integral part of these financial statements

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
Nine Months Ended September 30, 2011
(In thousands, except share data)
(Unaudited)

	Convertible Preferred Stock		Common Stock			Accumulated Other Comprehensive Loss
	Number of Shares	Par value	Number of Shares	Par Value	Additional Paid-In Capital		Accumulated Deficit	Stockholders’ Equity	Non- controlling Interests	Total Equity
Balance, December 31, 2010	1,966,376	$20	327,499	$3	$13,789	$—	$(2,578)	$11,234	$12,891	$24,125
Issuance of common stock	—	—	2,590,858	27	25,748	—	—	25,775	—	25,775
Offering costs, commissions and dealer manager fees	—	—	—	—	(6,276)	—	—	(6,276)	—	(6,276)
Common stock issued through distribution reinvestment plan	—	—	20,368	—	193	—	—	193	—	193
Issuance of restricted stock	—	—	12,000	—	—	—	—	—	—	—
Amortization of restricted stock	—	—	—	—	73	—	—	73	—	73
Contributions from Advisor	—	—	—	—	15	—	—	15	—	15
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(682)	(682)
Distributions declared	—	—	—	—	—	—	(1,673)	(1,673)	—	(1,673)
Designated derivatives, fair value adjustment	—	—	—	—	—	(114)	—	(114)	—	(114)
Net income (loss)	—	—	—	—	—	—	(1,355)	(1,355)	129	(1,226)
Total comprehensive income (loss)	—	—	—	—	—	(114)	(1,355)	(1,469)	129	(1,340)
Balance, September 30, 2011	1,966,376	$20	2,950,725	$30	$33,542	$(114)	$(5,606)	$27,872	$12,338	$40,210

The accompanying notes are an integral part of this financial statement

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net loss attributable to stockholders	$(1,355)	$(155)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	1,697	222
Amortization of intangibles	1,103	62
Amortization of deferred financing costs	262	—
Accretion of below-market lease liabilities and amortization of above-market lease assets, net	(175)	(34)
Net income attributable to non-controlling interests	129	—
Amortization of restricted shares	73	1
Changes in assets and liabilities:
Prepaid expenses and other assets	(375)	(376)
Accounts payable and accrued expenses	100	547
Deferred rent and other liabilities	79	154
Net cash provided by operating activities	1,538	421
Cash flows from investing activities:
Investment in real estate and other assets	(5,317)	(18,535)
Deposits for real estate acquisitions	(3,165)	—
Capital expenditures	(262)	—
Net cash used in investing activities	(8,744)	(18,535)
Cash flows from financing activities:
Proceeds from notes payable	—	8,900
Payments on notes payable	—	(2,967)
Payments on mortgage notes payable	(213)	(66)
Proceeds from issuance of common stock	24,983	—
Proceeds from issuance of convertible preferred stock, net	—	14,569
Payments of offering costs and fees related to stock issuances	(7,057)	(566)
Payments of deferred financing costs	(1,228)	—
Distributions paid	(1,357)	(334)
Proceeds from (payments to) affiliate, net	(150)	17
Distributions to non-controlling interest holders	(682)	—
Restricted cash	(298)	(908)
Net cash provided by financing activities	13,998	18,645
Net increase in cash and cash equivalents	6,792	531
Cash and cash equivalents, beginning of period	349	—
Cash and cash equivalents, end of period	$7,141	$531

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Supplemental Disclosures:
Cash paid for interest	$1,221	$419
Cash paid for income taxes	12	—
Non-Cash Investing and Financing Activities:
Common stock issued through distribution reinvestment plan	$193	$—
Proceeds from mortgage notes payable used to acquire investments in real estate	6,250	14,221

The accompanying notes are an integral part of these financial statements

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

Note 1 — Organization

American Realty Capital New York Recovery REIT, Inc. (the “Company”), incorporated on October 6, 2009, is a Maryland corporation that qualified as a real estate investment trust (“REIT”) for federal income tax purposes for the taxable year ended December 31, 2010.  On September 2, 2010, the Company commenced its initial public offering (the “IPO”) on a “reasonable best efforts” basis of up to 150.0 million shares of common stock at a price of $10.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form S-11 (File No. 333-163069) (the “Registration Statement”) filed with the U.S. Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended (the “Securities Act”). The Registration Statement also covers up to 25.0 million shares available pursuant to a distribution reinvestment plan (the “DRIP”) under which the Company’s common stockholders may elect to have their distributions reinvested in additional shares of the Company’s common stock at the greater of $9.50 per share or 95% of the estimated value of a share of common stock.

As of September 30, 2011, the Company had 3.0 million shares of common stock outstanding, including unvested restricted shares and shares issued under the DRIP, for total gross proceeds of $28.8 million.  As of September 30, 2011, the aggregate value of all common share issuances and subscriptions outstanding was $29.3 million based on a per share value of $10.00 (or $9.50 for shares issued under the DRIP). In addition, the Company sold approximately 2.0 million shares of convertible preferred stock (the “Preferred Shares”) for gross proceeds of approximately $17.0 million million in a private placement pursuant to Rule 506 of Regulation D of the Securities Act (the “Preferred Offering”), which terminated on September 2, 2010, the effective date of the Registration Statement.

The Company was formed to acquire high quality, income-producing commercial real estate in the New York metropolitan area, and, in particular, properties located in New York City with a focus on office and retail properties. All such properties may be acquired and operated by the Company alone or jointly with another party. The Company may also originate or acquire first mortgage loans secured by real estate.  The Company purchased its first property and commenced active operations in June 2010.  As of September 30, 2011, the Company owned eight properties consisting of 109,780 square feet, which were approximately 89.2% occupied on a weighted average basis with a weighted average remaining lease term of 7.8 years.

Substantially all of the Company’s business is conducted through New York Recovery Operating Partnership, L.P. (the “OP”), a Delaware limited partnership. The Company is the sole general partner and holder of 99.01% of the units of the OP.  New York Recovery Advisors, LLC (the “Advisor”), is the Company’s affiliated advisor.  The Advisor is the sole limited partner and owner of 0.99% (non-controlling interest) of the partnership of the OP.  The limited partner interests may be exchanged for the cash value of a corresponding number of shares of common stock or, at the Company’s option, a corresponding number of shares of common stock. The remaining rights of the limited partner interests are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP’s assets.

The Company has no paid employees.  The Company has retained the Advisor to manage its affairs on a day-to-day basis. New York Recovery Properties, LLC, an entity wholly owned by American Realty Capital III, LLC (the “Sponsor”), serves as the Company’s property manager (the “Property Manager”), unless services are performed by a third party for specific properties.  Realty Capital Securities, LLC (the “Dealer Manager”), an affiliate of the Sponsor, serves as the dealer manager of the Company’s IPO.  These related parties receive compensation and fees for services related to the IPO and for the investment and management of the Company’s assets. These entities receive fees during the offering, acquisition, operational and liquidation stages (see Note 11 – Related Party Transactions and Arrangements).

Note 2 — Summary of Significant Accounting Policies

The financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and nine months ended September 30, 2011 and 2010 are not necessarily indicative of the results for the entire year or any subsequent interim period.

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2010, filed with the SEC on March 28, 2011.
There have been no significant changes to Company's significant accounting policies during the nine months ended September 30, 2011 other than the updates described below.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board ("FASB") amended guidance to require a number of additional disclosures regarding fair value measurements. Specifically, the guidance revises two disclosure requirements concerning fair value measurements and clarifies two others. It requires separate presentation of significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and disclosure of the reasons for such transfers. Also, it requires the presentation of purchases, sales, issuances and settlements within Level 3 on a gross basis rather than on a net basis. The amendments clarify that disclosures should be disaggregated by class of asset or liability and that disclosures about inputs and valuation techniques should be provided for both recurring and non-recurring fair value measurements. The adoption of the guidance related to Levels 1 and 2 were effective January 1, 2010, and did not have a material impact on the Company’s financial position or results of operations.  The adoption of the guidance related to Level 3 was effective January 1, 2011, and did not have a material impact on the Company’s financial position or results of operations.

In December 2010, the FASB updated its guidance related to goodwill which affected all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative. The guidance modifies Step 1 so that for those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  The adoption of this guidance was effective on January 1, 2011, and did not have a material impact on the Company’s financial position or results of operations.

In December 2010, the FASB updated the guidance related to business combinations to address diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. The amendment specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, non-recurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendment affects any public entity, as defined, that enters into business combinations that are material on an individual or aggregate basis. The adoption of this guidance was effective for the Company for acquisitions occurring on or after January 1, 2011, and did not have a material impact on the Company’s financial position or results of operations.

In May 2011, the FASB issued guidance that expands the existing disclosure requirements for fair value measurements, primarily for Level 3 measurements, which are measurements based on unobservable inputs such as the Company’s own data. This guidance is largely consistent with current fair value measurement principles with few exceptions that do not result in a change in general practice. The guidance will be applied prospectively and will be effective for interim and annual reporting periods ending after December 15, 2011. The adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations.

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

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

In September 2011, the FASB issued guidance that allows entities to perform a qualitative analysis as the first step in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If it is determined that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then a quantitative analysis for impairment is not required. The guidance is effective for interim and annual impairment tests for fiscal periods beginning after December 15, 2011. The adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations.

Note 3 — Real Estate Investments

The Company did not acquire any properties during the three months ended September 30, 2011 or 2010. The following table presents the allocation of the assets acquired and liabilities assumed during nine months ended September 30, 2011 and 2010 (amounts in thousands):

	Nine Months Ended September 30,
	2011	2010
Real estate investments, at cost:
Land	$2,753	$11,243
Buildings, fixtures and improvements	7,390	20,675
Total tangible assets	10,143	31,918
Acquired intangibles:
In-place leases	1,424	1,426
Below-market lease liabilities	—	(588)
Total acquired intangibles	1,424	838
Total assets acquired, net	11,567	32,756
Mortgage notes payable	(6,250)	(14,221)
Cash paid for acquired real estate investments	$5,317	$18,535
Number of properties purchased	2	1

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

The Company acquires and operates commercial properties. All such properties may be acquired and operated by the Company alone or jointly with another party.  The Company’s portfolio of real estate properties is comprised of the following properties as of September 30, 2011 (net operating income and base purchase price in thousands):

Portfolio Property	Acquisition Date	Number of Properties	Square Feet	Occupancy	Remaining Lease Term (1)	Net Operating Income (2)	Base Purchase Price (3)	Capitalization Rate (4)	Annualized Rental Income (5) per Square Foot
Interior Design Building	Jun. 2010	1	81,082	85.4%	3.8	$2,214	$32,250	6.9%	$43.15
Bleecker Street (6)	Dec. 2010	5	9,724	100.0%	8.4	2,451	34,000	7.2%	262.65
Foot Locker	Apr. 2011	1	6,118	100.0%	14.3	455	6,167	7.4%	74.37
Regal Parking Garage	Jun. 2011	1	12,856	100.0%	22.8	405	5,400	7.5%	31.50
		8	109,780	89.2%	7.8	$5,525	$77,817	7.1%	$62.74
______________________________

(1)	Remaining lease term in years as of September 30, 2011, calculated on a weighted-average basis.

(2)
Annualized net operating income for the nine months ended September 30, 2011 for the leases in place in the property portfolio.  Net operating income is rental income on a straight-line basis, which includes tenant concessions such as free rent, as applicable, plus operating expense reimbursement revenue less property operating expenses.  Reflects adjustments for lease terminations and lease amendments with tenants, as applicable.

(3)	Contract purchase price, excluding acquisition related costs.

(4)	Net operating income divided by base purchase price.

(5)	Annualized rental income as of September 30, 2011 for the property portfolio on a straight-line basis, which includes tenant concessions such as free rent, as applicable.

(6)	Non-controlling interest holders contributed $13.0 million to purchase this portfolio.

The following table presents pro forma information as if the acquisitions during the nine months ended September 30, 2011 had been consummated on January 1, 2011 and as if acquisitions during the nine months ended September 30, 2010 had been consummated on January 1, 2010 (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Pro forma revenues	$1,787	$1,031	$5,608	$4,934
Pro forma net loss attributable to stockholders	$(561)	$(374)	$(2,406)	$(944)
Pro forma basic and diluted net loss per share	$(0.26)	NM	$(1.79)	NM
____________________________
NM – not meaningful
(1) Based on the basic and diluted weighted shares outstanding for the three and nine months ended September 30, 2011 and September 30, 2010, as presented on the consolidated statements of operations.

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

The following table presents future minimum base rent cash payments due to the Company subsequent to September 30, 2011.  These amounts exclude contingent rental payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes among other items (amounts in thousands):

Future Minimum Base Rent Payments
October 1, 2011 – December 31, 2011	$1,379
2012	5,371
2013	5,523
2014	5,403
2015	5,069
Thereafter	26,308
$49,053

The following table lists the tenants whose annualized rental income on a straight-line basis represented greater than 10% of total annualized rental income for all portfolio properties on a straight-line basis as of September 30, 2011 and 2010:

		September 30,
Property Portfolio	Tenant	2011	2010
Bleecker Street	Burberry Limited	16.8%	—%
Bleecker Street	Michael Kors Stores, LLC	10.1%	—%
Interior Design Building	Rosselli 61st St., LLC	*	19.8%
Interior Design Building	Bunny Williams Incorporated	*	13.9%
Interior Design Building	AP Antiques Corp.	*	13.7%
Interior Design Building	Doris Leslie Blau, Ltd.	*	11.3%
 ___________________________________
* Tenant’s annualized rental income on a straight-line basis was not greater than 10% of total annualized rental income for all portfolio properties as of the period specified.

The termination, delinquency or non-renewal of one of the above tenants may have a material adverse effect on revenues. No other tenant represents more than 10% of annualized rental income as of September 30, 2011 and 2010.

Note 4 — Notes Payable

As part of the acquisition of the Interior Design Building the Company entered into note agreements totaling $8.9 million with two unaffiliated third party investors. The notes each have an annual interest rate of 9.0%. The repayment of the notes require a 1.0% exit fee based on the original note proceeds payable upon the maturities of the respective notes and are pre-payable at any time.  In 2010, the terms of the notes were modified from a maturity date of January 1, 2011 to pay interest-only on a monthly basis and to repay the remaining principal balance upon maturity on June 30, 2012. The note holders had the option, but did not elect to demand payment of 50.0% of the principal balance on July 15, 2011.  As of September 30, 2011 and December 31, 2010, $5.9 million of the notes payable was outstanding.

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

Note 5 — Mortgage Notes Payable

The Company’s mortgage notes payable as of September 30, 2011 and December 31, 2010 consist of the following (dollar amounts in thousands):

		Outstanding Loan Amount
Portfolio	Encumbered Properties	September 30, 2011	December 31, 2010	Effective Interest Rate	Interest Rate	Maturity
Interior Design Building (1)	1	$13,872	$14,085	6.3%	Fixed	Nov. 2012
Bleecker Street (2)	5	21,300	21,300	4.3%	Fixed	Dec. 2015
Foot Locker	1	3,250	—	4.6%	Fixed	Jun. 2016
Regal Parking Garage	1	3,000	—	4.5%	Fixed	Jul. 2016
	8	$41,422	$35,385	5.0%
______________________

(1)
The mortgage is guaranteed by certain officers of the Company and the Company has entered into an agreement with these officers pursuant to which the Company has agreed to be responsible for any amounts required to be paid by them under the guaranty. As of September 30, 2011, management was pursuing refinancing options for this mortgage note and expects to complete such refinancing in the fourth quarter of 2011.

(2)
The mortgage is guaranteed by an affiliate, American Realty Capital Trust, Inc., until such time as the Company reaches a net worth of $40.0 million.  This affiliate has as a non-controlling interest in Bleecker Street through its initial investment of $12.0 million in connection with the purchase of this portfolio. Thereafter, this minimum net worth must be maintained by the Company to remain in compliance with the debt covenants under the mortgage agreement. The Company's net worth exceeded $40.0 million in October 2011 and therefore, the affiliate no longer guarantees this mortgage obligation.

The Company’s sources of secured financing generally require financial covenants, including restrictions on corporate guarantees, the maintenance of certain financial ratios (such as specified equity and debt service coverage ratios) as well as the maintenance of minimum net worth.  As of September 30, 2011, the Company was in compliance with the debt covenants under the mortgage note agreements.

The following table summarizes the scheduled aggregate principal repayments subsequent to September 30, 2011 (amounts in thousands):

Total
October 1, 2011 – December 31, 2011	$75
2012	13,797
2013	—
2014	—
2015	21,300
Thereafter	6,250
Total	$41,422

Note 6 — Fair Value of Financial Instruments

The Company determines fair value based on quoted prices when available or through the use of alternative approaches, such as discounting the expected cash flows using market interest rates commensurate with the credit quality and duration of the investment. This alternative approach also reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The guidance defines three levels of inputs that may be used to measure fair value:

Level 1 — Quoted prices in active markets for identical assets and liabilities that the reporting entity has the ability to access at the measurement date.

Level 2 — Inputs other than quoted prices included within Level 1 that are observable for the asset and liability or can be

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

corroborated with observable market data for substantially the entire contractual term of the asset or liability.

Level 3 — Unobservable inputs that reflect the entity’s own assumptions about the assumptions that market participants would use in the pricing of the asset or liability and are consequently not based on market activity, but rather through particular valuation techniques.

The determination of where an asset or liability falls in the hierarchy requires significant judgment and considers factors specific to the asset or liability. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company evaluates its hierarchy disclosures each quarter and depending on various factors, it is possible that an asset or liability may be classified differently from quarter to quarter. However, the Company expects that changes in classifications between levels will be rare.

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of September 30, 2011 and December 31, 2010, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The valuation of derivative instruments is determined using a discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, as well as observable market-based inputs, including interest rate curves and implied volatilities. In addition, credit valuation adjustments, are incorporated into the fair values to account for the Company’s potential nonperformance risk and the performance risk of the counterparties.

The following table presents information about the Company’s liabilities (including derivatives that are presented net) measured at fair value on a recurring basis as of September 30, 2011, aggregated by the level in the fair value hierarchy within which those instruments fall. The Company had no derivatives at December 31, 2010. (amounts in thousands):

	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
September 30, 2011
Interest rate swaps	$—	$114	$—	$114

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

	Carrying Amount at	Fair Value at	Carrying Amount at	Fair Value at
	September 30, 2011	September 30, 2011	December 31, 2010	December 31, 2010
Mortgage notes payable	$41,422	$41,647	$35,385	$35,385

The fair value of the mortgage notes payable are estimated using a discounted cash flow analysis, based on the Advisor's experience with similar types of borrowing arrangements.

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

Note 7 — Derivatives and Hedging Activities
Risk Management Objective of Using Derivatives

The Company may use derivative financial instruments, including interest rate swaps, caps, options, floors and other interest rate derivative contracts, to hedge all or a portion of the interest rate risk associated with its borrowings. The principal objective of such arrangements is to minimize the risks and/or costs associated with the Company’s operating and financial structure as well as to hedge specific anticipated transactions. The Company does not intend to utilize derivatives for speculative or other purposes other than interest rate risk management. The use of derivative financial instruments carries certain risks, including the risk that the counterparties to these contractual arrangements are not able to perform under the agreements. To mitigate this risk, the Company only enters into derivative financial instruments with counterparties with high credit ratings and with major financial institutions with which the Company and its affiliates may also have other financial relationships. The Company does not anticipate that any of the counterparties will fail to meet their obligations.

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps and collars as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Interest rate collars designated as cash flow hedges involve the receipt of variable-rate amounts if interest rates rise above the cap strike rate on the contract and payments of variable-rate amounts if interest rates fall below the floor strike rate on the contract.

Derivatives were used to hedge the variable cash flows associated with forecasted variable-rate debt. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $0.1 million will be reclassified from other comprehensive income as an increase to interest expense.

As of September 30, 2011, the Company had the following outstanding interest rate derivative that was designated as a cash flow hedge of interest rate risk. This derivative relates to an interest rate swap agreement to fix the variable-rate mortgage of $13.0 million that the Company intends to incur when it acquires retail condominium units at One Jackson Square, New York for a purchase price of $22.5 million. This acquisition is expected to close in November 2011, however there is no assurance that the acquisition or the mortgage will be consummated. The Company did not have any derivative agreements as of December 31, 2010. (dollar amounts in thousands):

Interest Rate Derivative	Number of Instruments	Notional Amount
Interest Rate Swaps	1	$13,000

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

Non-Designated Hedges

Derivatives not designated as hedges are not speculative. These derivatives are used to manage the Company's exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements to be classified as hedging instruments. The Company does not have any hedging instruments that do not qualify for hedge accounting based on the results of the net written option test.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheets as of September 30, 2011. The Company did not have any derivative financial instruments as of December 31, 2010 (amounts in thousands):

	Balance Sheet Location	September 30, 2011
Derivatives designated as hedging instruments:
Interest Rate Products	Derivatives, at fair value	$(114)
Derivatives not designated as hedging instruments:
Interest Rate Products	Derivatives, at fair value	$—

Derivatives in Cash Flow Hedging Relationships

The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the three and nine months ended September 30, 2011. The company did not have any derivative financial instruments as of December 31, 2010 (amounts in thousands):

Three and Nine Months Ended September 30, 2011
Amount of loss recognized in accumulated other comprehensive income as interest rate derivatives (effective portion)	$(114)
Amount of loss reclassified from accumulated other comprehensive income into income as interest expense (effective portion)	$—
Amount of gain (loss) recognized in income on derivative as loss on derivative instruments (ineffective portion and amount excluded from effectiveness testing)	$—

Credit-risk-related Contingent Features

The Company has an agreement with its derivative counterparty that contains a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligation.

As of September 30, 2011, the fair value of derivatives in a liability position related to this agreement was $0.1 million. As of September 30, 2011, the Company has not posted any collateral related to this agreement and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreement at its aggregate termination value of 0.1 million at September 30, 2011.

Note 8 — Convertible Preferred Stock

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
September 30, 2011
(Unaudited)

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

Conversion Rights.  The Preferred Shares are convertible in whole or in part into shares of common stock at any time and from time to time after September 2, 2011, the first anniversary of the Final Closing, at the option of the holder, on a one-for-one basis (as adjusted for any stock split, stock combination, reverse stock split, reclassification or similar transaction). There were no conversions as of September 30, 2011.

Redemption or Conversion at the Option of the Company. At the option of the Company, any time after September 2, 2011, the one year anniversary of the Final Closing, (i) the Preferred Shares are redeemable, in whole or in part, for cash at a redemption price equal to the purchase price paid by a holder plus accrued and unpaid dividends to and including the date of redemption, and/or (ii) the Company can require that the Preferred Shares be converted, in whole or in part, into common stock on a one-for-one basis (and will pay the holder an amount equal to any accrued and unpaid dividends to and including the date of conversion on the Preferred Shares converted). If the Company calls the Preferred Shares for redemption for cash, the holders will have the option to convert the Preferred Shares into common stock at any time prior to the redemption date. There were no redemptions as of September 30, 2011.

Mandatory Redemption. On the third anniversary of the date of the Final Closing, the Company, at its option, either shall redeem all the Preferred Shares for cash or convert all the Preferred Shares into shares of common stock at the redemption price or conversion price set forth in the paragraph above entitled “Redemption or Conversion at the Option of the Company.”

Because the terms of the Preferred Shares allow the Company to either convert the shares to common stock at a fixed-rate or redeem the shares for cash, also at a fixed amount, and the holder of the Preferred Shares only has the right to convert the Preferred Shares to common stock at a fixed redemption rate and does not, except in the case of death or disability of the holder, have the right to redeem the stock for cash, the Preferred Shares are included as a separate component of equity in the Company’s balance sheet. The Company’s obligation to redeem any of the Preferred Shares is limited to the extent that the Company has sufficient funds available as determined by the Company’s board of directors.

Note 9 — Common Stock

On September 2, 2010, the Company’s IPO became effective.   As of September 30, 2011 and December 31, 2010, the Company had 3.0 million and 0.3 million shares of common stock outstanding for gross proceeds of $28.8 million and $3.1 million, respectively.

In September 2010, the Company’s board of directors declared a distribution rate equal to a 6.05% annualized rate based on the common share price of $10.00, commencing December 1, 2010.  The distributions are paid by the 5th day following each month end to stockholders of record at the close of business each day during the prior month at a per share rate of $0.00165753424 per day.

Note 10— Commitments and Contingencies

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

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

Note 11 – Related Party Transactions and Arrangements

New York Recovery Special Limited Partnership, LLC, an entity wholly-owned by the Sponsor, owned 20,000 shares of the Company’s outstanding common stock as of September 30, 2011 and December 31, 2010. The Advisor and its affiliates receive compensation and reimbursement for services provided in connection with the IPO and Preferred Offering as well as the investment and management of the Company’s assets. The Advisor and its affiliates may incur and pay costs and fees on behalf of the Company.  All organization and offering costs incurred by the Company or its affiliated entities on behalf of the Company are reflected in the accompanying balance sheets.  The Company had a receivable from affiliates of $0.5 million and $0.3 million at September 30, 2011 and December 31, 2010, respectively.  The Company had accrued expenses payable to the Advisor and the Dealer Manager related to the sale of Preferred Shares and common stock of $0.1 million and $0.7 million at September 30, 2011 and December 31, 2010, respectively, for services relating to the IPO and offering and other costs paid on behalf of the Company.  The Company is responsible for offering and other costs related to its ongoing offering up to a maximum of 1.5% of gross proceeds received from the IPO, excluding commissions and dealer manager fees.

Fees Paid in Connection with the Preferred Offering and the IPO

The Dealer Manager and the Sponsor receive fees and compensation in connection with the sale of the Company’s Preferred Shares (see Note 8 — Convertible Preferred Stock) and the sale of the Company’s common stock. The Dealer Manager receives a selling commission of up to 7.0% of gross offering proceeds before reallowance of commissions earned by participating broker-dealers. In addition, the Dealer Manager receives up to 3.0% of the gross proceeds from the sale of Preferred Shares and common stock, before reallowance to participating broker-dealers, as a dealer-manager fee. The Dealer Manager may reallow its dealer-manager fee to such participating broker-dealers, based on such factors as the volume of shares sold by respective participating broker-dealers and marketing support incurred as compared to those of other participating broker-dealers.

The following table details the results of the above activities (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Total commissions paid to Dealer Manager	$1,226	$478	$2,445	$1,743
Less:
Commissions to participating broker dealers	(849)	(362)	(1,679)	(977)
Reallowance to participating broker dealers	(104)	(31)	(163)	(113)
Net to Dealer Manager (1)	$273	$85	$603	$653
Fees and expense reimbursements incurred from Advisor	$1,463	$94	$2,621	$254
 ________________________________________________

(1)	The Dealer Manager is responsible for commission payments due to their employees as well as its general overhead and various selling related expenses.

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
September 30, 2011
(Unaudited)

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

Unless the Company contracts with a third party, the Company will pay to an affiliate of the Advisor a property management fee of up to 4.0% of gross revenues from the Company’s multi-tenant properties. The Company will also reimburse the affiliate for property level expenses.  The Advisor or an affiliate may subcontract the performance of its property management and leasing services duties to third parties and pay all or a portion of its 4.0% property management fee to the third parties with whom it contracts for these services. If the Company contracts directly with third parties for such services, the Company will pay them customary market fees and will pay the affiliated Property Manager, an oversight fee equal to 1.0% of the gross revenues of the property managed.

The Company may reimburse the Advisor’s costs of providing administrative services, subject to the limitation that it will not reimburse the Advisor for any amount by which its operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of (a) 2.0% of average invested assets, or (b) 25.0% of net income other than any additions to reserves for depreciation, bad debt or other similar non cash reserves and excluding any gain from the sale of assets for that period.  Additionally, the Company will not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives acquisition fees or real estate commissions.  No reimbursement was paid to the Advisor for providing administrative services for the three and nine months ended September 30, 2011 or 2010.

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

The following tables detail amounts paid and reimbursed to affiliates and amounts contractually due and forgiven in connection with the operations related services described above for the three and nine months ended September 30, 2011 and 2010 (amounts in thousands):

	Three Months Ended September 30,
	2011		2010
	Paid	Forgiven	Paid	Forgiven
One-time fees:
Acquisition fees and related cost reimbursements	$—	$—	$—	$—
Financing coordination fees	—	—	—	—
Ongoing fees:
Asset management fees (1)	—	147	—	63
Property management and leasing fees	—	46	—	8
Total related party operational fees and reimbursements	$—	$193	$—	$71

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

	Nine Months Ended September 30,
	2011		2010
	Paid	Forgiven	Paid	Forgiven
One-time fees:
Acquisition fees and related cost reimbursements	$191	$—	$490	$—
Financing coordination fees	47	—	107	—
Ongoing fees:
Asset management fees (1)	—	403	—	69
Property management and leasing fees	—	123	—	9
Total related party operational fees and reimbursements	$238	$526	$597	$78
 ___________________________________________

(1)
These fees have been waived.  However, the Company’s board of directors may elect, subject to the Advisor’s approval, on a prospective basis, to pay future asset management fees in the form of performance-based restricted shares.

In order to improve operating cash flows and the ability to pay distributions from operating cash flows, the Advisor agreed to waive certain fees including asset management and property management fees.  The asset management fee will be reduced to the extent that the Company’s funds from operations, as adjusted, during the six months ending on the last calendar quarter immediately preceding the date the asset management fee is payable is less than the distributions declared with respect to such six month period. Because the Advisor waived certain fees, cash flow from operations that would have been paid to the Advisor was available to pay distributions to stockholders.  The fees that were forgiven are not deferrals and accordingly, will not be paid to the Advisor in cash. Additionally, to improve the Company’s working capital, the Advisor may elect to absorb a portion of the Company’s costs. The Advisor at its election may also contribute capital to enhance the Company’s cash position for working capital and distribution purposes.  Any contributed capital amounts are not reimbursable to the Advisor.  Further, any capital contributions are made without any corresponding issuance of common or preferred shares.

As the Company’s real estate portfolio matures, the Company expects cash flows from operations (reported in accordance with GAAP) to cover a more significant portion of distributions and over time to cover the entire distribution. As the cash flows from operations become more significant, the Advisor may discontinue its past practice of absorbing costs and forgiving fees and may charge the full fee owed to it in accordance with the Company’s agreements with the Advisor.

Fees Paid in Connection with the Liquidation or Listing of the Company’s Real Estate Assets

The Company will pay a brokerage commission on the sale of property, not to exceed the lesser of 2.0% of the contract sale price of the property and one-half of the total brokerage commission paid if a third party broker is also involved; provided, however that in no event may the real estate commissions paid to the Advisor, its affiliates and unaffiliated third parties exceed the lesser of 6.0% of the contract sales price and a reasonable, customary and competitive real estate commission, in each case, payable to the Advisor if the Advisor or its affiliates, as determined by a majority of the independent directors, provided a substantial amount of services in connection with the sale. No such fees were incurred or paid for the three or nine months ended September 30, 2011 or 2010.

The Company will pay a subordinated participation in the net sales proceeds of the sale of real estate assets of 15.0% of remaining net sale proceeds after return of capital contributions to investors plus payment to investors of a 6.0% cumulative, pre-tax non-compounded return on the capital contributed by investors.  The Company cannot assure that it will provide this 6.0% return but the Advisor will not be entitled to the subordinated participation in net sale proceeds unless the Company’s investors have received a 6.0% cumulative non-compounded return on their capital contributions. No such fees were incurred or paid for the three and nine months ended September 30, 2011 or 2010.

The Company will pay a subordinated incentive listing distribution of 15.0% of the amount by which the adjusted market value of real estate assets plus distributions exceeds the aggregate capital contributed by investors plus an amount equal to a 6.0% cumulative, pre-tax non-compounded annual return to investors.  The Company cannot assure that it will provide this 6.0% return but the Advisor will not be entitled to the subordinated incentive listing fee unless investors have received a 6.0% cumulative, pre-tax non-compounded return on their capital contributions. No such fees were incurred or paid for the three and nine months ended September 30, 2011 or 2010.

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

Note 12 — Economic Dependency

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

Note 13 — Share-Based Compensation

Stock Option Plan

The Company has a stock option plan (the “Plan”) which authorizes the grant of nonqualified stock options to the Company’s independent directors, officers, advisors, consultants and other personnel, subject to the absolute discretion of the board of directors and the applicable limitations of the Plan. The exercise price for all stock options granted under the Plan will be fixed at $10.00 per share until the termination of the IPO, and thereafter the exercise price for stock options granted to the independent directors will be equal to the fair market value of a share on the last business day preceding the annual meeting of stockholders. Upon a change in control, unvested options will become fully vested and any performance conditions imposed with respect to the option will be deemed to be fully achieved.  A total of 500,000 shares have been authorized and reserved for issuance under the Plan. As of September 30, 2011 and December 31, 2010, no stock options were issued under the Plan.

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

Restricted share awards entitle the recipient to receive common shares from the Company under terms that provide for vesting over a specified period of time or upon attainment of pre-established performance objectives. Such awards would typically be forfeited with respect to the unvested shares upon the termination of the recipient’s employment or other relationship with the Company. Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of restricted shares may receive cash distributions prior to the time that the restrictions on the restricted shares have lapsed. Any distributions payable in common shares shall be subject to the same restrictions as the underlying restricted shares. As of September 30, 2011 and December 31, 2010, the Company had 21,000 and 9,000 shares issued to independent directors under the RSP at a fair value of $10.00 per share. The fair value of the shares will be expensed over the vesting period of five years. Compensation expense related to restricted stock was approximately $0.1 million for the three and nine months ended September 30, 2011.  There was approximately $1,000 in compensation expense related to restricted stock for the three and nine months ended September 30, 2010.

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

Note 14 — Net Loss Per Share

The following is a summary of the basic and diluted net loss per share computation for the three and nine months ended September 30, 2011 and 2010 (amounts in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net loss	$(205)	$(93)	$(1,355)	$(155)
Less: distributions declared on Preferred Shares	(357)	(281)	(1,059)	(447)
Net loss available to common stockholders	$(562)	$(374)	$(2,414)	$(602)
Weighted average common shares outstanding	2,198,529	29,000	1,344,555	29,000
Net loss per share, basic and diluted	$(0.26)	NM	$(1.80)	NM
 ____________________________________
NM – not meaningful

There were no distributions paid on unvested restricted stock during the three and nine months ended September 30, 2011 and 2010.  Diluted net loss per share assumes the conversion of all common share equivalents into an equivalent number of common shares, unless the effect is antidilutive.  The Company considers stock options, unvested restricted stock and Preferred Shares to be common share equivalents.  The following common share equivalents as of September 30, 2011 and 2010 were excluded from diluted loss per share computations as their effect would have been antidilutive for the three and nine months ended September 30, 2011 and 2010:

	September 30,
	2011	2010
Unvested restricted stock	13,800	9,000
Preferred Shares	1,966,376	1,966,376

Note 15 – Non-Controlling Interests

The Company is the controlling member of the limited liability company that owns the Bleecker Street properties, acquired in December 2010, with an unrelated third-party and an affiliate, American Realty Capital Operating Partnership, L.P.  The unrelated third party affiliate does not have voting rights under this agreement.

The non-controlling members’ aggregate investment of $13.0 million is included in non-controlling interests on the accompanying consolidated balance sheets.  This investment will be reduced by the monthly distributions received by each non-controlling member.  There were $0.2 million and $0.7 million of distributions to non-controlling members during the three and nine months ended September 30, 2011, respectively.  The non-controlling members’ share of income and losses of a weighted average 6.99%, in aggregate, excluding depreciation and amortization as specified in the limited liability company agreement, are also recorded to non-controlling interest on the accompanying consolidated balance sheets and consolidated statements of operations.

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
September 30, 2011
(Unaudited)

Note 16 — Subsequent Events

The Company has evaluated subsequent events through the filing of this Form 10-Q, and determined that there have not been any events that have occurred that would require adjustments to disclosures in the consolidated financial statements except for the following transactions:

Acquisitions

On October 5, 2011, the Company acquired a one-story building containing approximately 9,800 rentable square feet, located in Queens, New York, for a purchase price of $14.0 million. The building is 100% leased to Duane Reade, a subsidiary of Walgreen Co. The lease for the property has an initial term of 20 years and expires in October 2028. The annualized rental income for the remaining term of the lease is approximately $960,000 or $98.29 per rentable square foot. The tenant’s obligations under the lease are guaranteed by Walgreen Co. The Company funded the acquisition, excluding acquisition costs, of the property with (a) net proceeds from its ongoing offering of approximately $5.6 million and (b) a $8.4 million mortgage loan. The mortgage loan bears interest at a fixed-rate of 3.55% and requires only interest payments until its maturity date in November 2016.

On November 4, 2011, the Company acquired a a portfolio of four retail condominiums, containing a total of approximately 24,000 rentable square feet, located on Washington Street in New York City, for a purchase price of $9.9 million. Each condominium is 100% occupied with lease maturities ranging from 2015 to 2030. Annual rental rates currently range from approximately $25.72 to $61.31 per square foot with a weighted average annual rental rate of $40.35 per square foot. The Company funded the acquisition, excluding acquisition costs, of the property, with (a) net proceeds from its ongoing offering of approximately $4.9 million and (b) a $5.0 million mortgage loan. The mortgage requires payments of principal based on a 30-year amortization schedule, with the remaining principal due at maturity in December 2021. The interest is fixed at 4.375% during the first five years and thereafter, adjusted annually to prime plus a margin of 2.75%.

Sales of Common Stock

As of October 31, 2011, the Company had approximately 3.6 million shares of common stock outstanding, including unvested restricted shares and shares issued under the DRIP. Total gross proceeds from these issuances were $35.1 million. As of October 31, 2011, the aggregate value of all share issuances was $35.6 million based on a per share value of $10.00 (or $9.50 per share for shares issued under the DRIP).

Total capital raised to date is as follows (amounts in thousands):

Source of Capital	Inception to September 30, 2011	October 1 to October 31, 2011	Total
Common shares	$28,847	$6,252	$35,099
Preferred Shares	16,954	—	16,954
Contributions from non-controlling interest holders	13,000	—	13,000
	$58,801	$6,252	$65,053

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the accompanying financial statements of American Realty Capital New York Recovery REIT, Inc. and the notes thereto. As used herein, the terms “we,” “our” and “us” refer to American Realty Capital New York Recovery REIT, Inc., a Maryland corporation, and, as required by context, New York Recovery REIT Operating Partnership, L.P., a Delaware limited partnership, which we refer to as the “OP,” and to their subsidiaries. American Realty Capital New York Recovery REIT, Inc. is externally managed by New York Recovery Advisors, LLC, a Delaware limited liability company (our “Advisor.”)

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

•
All of our executive officers are also officers, managers and/or holders of a direct or indirect controlling interest in our Advisor, our dealer manager, Realty Capital Securities, LLC (the “Dealer Manager”) and other American Realty Capital-affiliated entities.  As a result, our executive officers, our Advisor and its affiliates face conflicts of interest, including significant conflicts created by our Advisor’s compensation arrangements with us and other programs advised by American Realty Capital affiliates and conflicts in allocating time among these programs and us. These conflicts could result in unanticipated actions.

•
Because investment opportunities that are suitable for us may also be suitable for other American Realty Capital-advised programs, our Advisor and its affiliates face conflicts of interest relating to the purchase of properties and other investments and such conflicts may not be resolved in our favor, meaning that we could invest in less attractive assets, which could reduce the investment return to our stockholders.

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

•
We may not generate cash flows sufficient to pay our distributions to stockholders, and thus we may be forced to borrow at higher rates or depend on our Advisor to waive reimbursement of certain expenses and fees to fund our operations.

•	No public market currently exists, and a public market may never exist, for shares of our common stock and our shares are, and may continue to be, illiquid.

•	If we and our Advisor are unable to find suitable investments, then we may not be able to achieve our investment objectives or pay distributions.

•	We may be unable to pay or maintain cash distributions or increase distributions over time.

•	We are obligated to pay substantial fees to our Advisor and its affiliates, including fees payable upon the sale of properties.

•	We are subject to risks associated with the significant dislocations and liquidity disruptions currently existing or occurring in the United States' credit markets.

•	We may fail to continue to qualify as a real estate investment trust (“REIT”).

•	Our properties may be adversely affected by the current economic downturn, as well as economic cycles and risks inherent to the New York metropolitan statistical area, especially New York City.

•	We currently own only eight properties.

All forward-looking statements should be read in light of the risks identified in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the U.S. Securities and Exchange Commission (the “SEC”) and the risks identified in this quarterly report.

Overview

We were incorporated on October 6, 2009 as a Maryland corporation that qualified as a REIT for federal income tax purposes beginning with the taxable year ended December 31, 2010.  On September 2, 2010, we commenced our initial public offering ("IPO") on a “reasonable best efforts” basis of up to 150.0 million shares of common stock at a price of $10.00 per share, subject to certain volume and other discounts, pursuant to our Registration Statement on Form S-11 (File No. 333-163069) (the “Registration Statement”) filed with the SEC under the Securities Act of 1933, as amended (the “Securities Act”).  Our Registration Statement also covers up to 25.0 million shares available pursuant to a distribution reinvestment plan (the “DRIP”) under which our common stockholders may elect to have their distributions reinvested in additional shares of our common stock at the greater of $9.50 per share or 95% of the estimated value of a share of common stock.

As of September 30, 2011, we had 3.0 million shares of common stock outstanding, including unvested restricted shares and shares issues under the DRIP, from total gross proceeds of $28.8 million.  As of September 30, 2011, the aggregate value of all common share issuances and subscriptions outstanding was $29.3 million based on a per share value of $10.00 (or $9.50 for shares issued under the DRIP).  In addition, we sold approximately 2.0 million shares of convertible preferred stock (the “Preferred Shares”) for gross proceeds of approximately $17.0 million in a private placement pursuant to Rule 506 of Regulation D of the Securities Act, which terminated on September 2, 2010, the effective date of the Registration Statement. We are dependent upon the net proceeds from these offerings to conduct our operations.

We were formed to acquire high quality, income-producing commercial real estate in the New York metropolitan area, and, in particular, properties located in New York City with a focus on office and retail properties. All such properties may be acquired and operated by us alone or jointly with another party. We may also originate or acquire first mortgage loans secured by real estate.  As of September 30, 2011 we owned eight properties consisting of 109,780 rentable square feet, which were approximately 89.2% occupied on a weighted average basis with a weighted average remaining lease term of 7.8 years.

Substantially all of our business is conducted through the OP. We are the sole general partner and holder of 99.01% of the units of the OP.  Our Advisor is the sole limited partner and owner of 0.99% (non-controlling interest) of the units of the OP.  The limited partner interests may be exchanged for the cash value of a corresponding number of shares of common stock or, at our option, a corresponding number of shares of common stock. The remaining rights of the limited partner interests are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP’s assets.

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

Real estate-related investments are higher-yield and higher-risk investments that our Advisor will actively manage, if we elect to acquire such investments. The real estate-related investments in which we may invest include: (i) mortgage loans; (ii) equity securities such as common stock, preferred stock and convertible preferred securities of real estate companies; (iii) debt securities, such as mortgage-backed securities, commercial mortgages, mortgage loan participations and debt securities issued by other real estate companies; and (iv) certain types of illiquid investments, such as mezzanine loans and bridge loans. Since our inception, we have not acquired any real estate-related investments.

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

We review our portfolio on an ongoing basis to evaluate the existence of any of the aforementioned events or changes in circumstances that would require us to test for recoverability. In general, our review of recoverability is based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property’s use and eventual disposition. These estimates consider factors such as expected future operating income, market and other applicable trends and residual value expected, as well as the effects of leasing demand, competition and other factors. If impairment exists due to the inability to recover the carrying value of a property, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property. We are required to make subjective assessments as to whether there are impairments in the values of our investments in real estate. These assessments have a direct impact on our net income because recording an impairment loss results in an immediate negative adjustment to net income.

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

Amounts allocated to land, land improvements, buildings and fixtures are based on cost segregation studies performed by independent third parties or on our analysis of comparable properties in our portfolio.

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

The value of in-place leases is amortized to expense over the initial term of the respective leases, which range primarily from two to 23 years. The value of customer relationship intangibles is amortized to expense over the initial term and any renewal periods in the respective leases, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building. If a tenant terminates its lease, the unamortized portion of the in-place lease value and customer relationship intangibles is charged to expense.

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

Recently Issued Accounting Pronouncements

Recently issued accounting pronouncements are described in Note 2 to the financial statements for the year ended December 31, 2010 filed with the SEC. There have been no significant changes during the nine months ended September 30, 2011 other than the updates below.

In January 2010, the Financial Accounting Standards Board ("FASB") amended guidance to require a number of additional disclosures regarding fair value measurements. Specifically, the guidance revises two disclosure requirements concerning fair value measurements and clarifies two others. It requires separate presentation of significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and disclosure of the reasons for such transfers. Also, it requires the presentation of purchases, sales, issuances and settlements within Level 3 on a gross basis rather than on a net basis. The amendments clarify that disclosures should be disaggregated by class of asset or liability and that disclosures about inputs and valuation techniques should be provided for both recurring and non-recurring fair value measurements. The adoption of the guidance related to Levels 1 and 2 were effective January 1, 2010, and did not have a material impact on our financial position or results of operations.  The adoption of the guidance related to Level 3 was effective January 1, 2011, and did not have a material impact on our financial position or results of operations.

In December 2010, the FASB updated its guidance related to goodwill, which affected all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative. The guidance modifies Step 1 so that for those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. This guidance was effective on January 1, 2011.  The adoption of this guidance did not have a material impact on our financial position or results of operations.

In December 2010, the FASB updated the guidance related to business combinations to address diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. The amendment specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, non-recurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendment affects any public entity, as defined, that enters into business combinations that are material on an individual or aggregate basis. This guidance was effective for acquisitions occurring on or after January 1, 2011.  The adoption of this guidance did not have a material impact upon our financial position or results of operations.

In May 2011, FASB issued guidance that expands the existing disclosure requirements for fair value measurements, primarily for Level 3 measurements, which are measurements based on unobservable inputs such as our own data. This guidance is largely consistent with current fair value measurement principles with few exceptions that do not result in a change in general practice. The guidance will be applied prospectively and will be effective for interim and annual reporting periods ending after December 15, 2011. The adoption of this guidance is not expected to have a material impact on our financial position or results of operations.

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

In September 2011, the FASB issued guidance that allows entities to perform a qualitative analysis as the first step in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If it is determined that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then a quantitative analysis for impairment is not required. The guidance is effective for interim and annual impairment tests for fiscal periods beginning after December 15, 2011. The adoption of this guidance is not expected to have a material impact on our financial position or results of operations.

Results of Operations

As of September 30, 2011, we owned eight properties which were approximately 89.2% leased on a weighted average basis. As of September 30, 2010, we owned one property, the Interior Design Building (“IDB”), which was purchased on June 21, 2010.  Accordingly, our results of operations for the three and nine months ended September 30, 2011 as compared to the three and nine months ended September 30, 2010 reflect significant increases in most categories.

Comparison of Three Months Ended September 30, 2011 to Three Months Ended September 30, 2010

Rental Income

Rental income increased $0.7 million million to $1.6 million for the three months ended September 30, 2011, compared to $0.9 million for the three months ended September 30, 2010.  The increase in rental income was primarily driven by our acquisition of seven properties since September 30, 2010 for an aggregate base purchase price of $45.6 million, comprised of approximately 29,000 rentable square feet. These acquisitions accounted for an increase in rental income of approximately $0.9 million for the three months ended September 30, 2011. This increase is partially offset by a decrease in rental income related to IDB, due to lease terminations and amendments, resulting in a decrease in annualized rental income per rentable square foot at IDB to $43.15 as of September 30, 2011 from $47.05 as of September 30, 2010.

Operating Expense Reimbursement

Operating expense reimbursement was $0.2 million for the three months ended September 30, 2011, compared to $0.1 million for the three months ended September 30, 2010.  The increase in operating expense reimbursement revenue represents the portion of property real estate taxes and operating expenses which are reimbursable by tenants in the seven properties we have acquired since September 30, 2010.  Operating expense reimbursement revenue for the three months ended September 30, 2010 related solely to IDB.

Property Operating Expenses

Property operating expenses were $0.2 million for the three months ended September 30, 2011, compared to $0.3 million for the three months ended September 30, 2010.  The decrease in property operating expenses primarily relates to the Advisor's election to absorb a portion of real estate taxes, repairs, maintenance and insurance costs. This decrease was partially offset by an increase in property operating expenses associated with maintaining the seven properties we have acquired since September 30, 2010.  Property operating expense for the three months ended September 30, 2010 related solely to IDB.

Operating Fees to Affiliates

Our affiliated Advisor and Property Manager are entitled to fees for the management of our properties.  Our Advisor and Property Manager elected to waive these fees for the three months ended September 30, 2011 and 2010.  For the three months ended September 30, 2011 and 2010, we would have incurred aggregate asset management and property management fees of $0.2 million and $0.1 million, respectively, had the fees not been waived.

Acquisition and Transaction Related Expenses

Acquisition and transaction related expense increased to $46,000 for the three months ended September 30, 2011, compared to $40,000 for the three months ended September 30, 2010.  Acquisition and transaction related expenses relate to costs associated with acquisitions and potential acquisitions.

 General and Administrative Expenses

General and administrative expenses of $0.1 million for the three months ended September 30, 2011 and 2010, primarily related to board member fees and compensation.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $0.6 million to $0.9 million for the three months ended September 30, 2011, compared to $0.3 million for the three months ended September 30, 2010.  The increase in depreciation and amortization expense related to the purchase of seven properties acquired since September 30, 2010 for an aggregate purchase price of $45.6 million as well as a write-off of an in-place lease intangible due to a lease termination at IDB. The purchase price of acquired properties is allocated to tangible and identifiable intangible assets and depreciated or amortized over the estimated useful lives.

Interest Expense

Interest expense increased by $0.4 million to $0.8 million for the three months ended September 30, 2011, compared to $0.4 million for the three months ended September 30, 2010. The increase in interest expense primarily related to mortgage notes payable used to finance a portion of the seven properties acquired since September 30, 2010.  We view these secured financing sources as an efficient and accretive means to acquire properties.  Interest expense for the three months ended September 30, 2010 related to notes payable and a mortgage note payable used to finance a portion of IDB purchased in June 2010.

Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the level of proceeds raised in our offering, the cost of borrowings, and the opportunity to acquire real estate assets which meet our investment objectives.

Net Income Attributable to Non-Controlling Interests

Net income attributable to non-controlling interests of $27,000 during the three months ended September 30, 2011 represents a weighted average 6.99% of the net income, excluding depreciation and amortization, on our Bleecker Street portfolio that is related to non-controlling interest holders.  There were no non-controlling interest arrangements for the three months ended September 30, 2010.

Comparison of Nine Months Ended September 30, 2011 to Nine Months Ended September 30, 2010

Rental Income

Rental income increased $3.7 million to $4.7 million for the nine months ended September 30, 2011, compared to $1.0 million for the nine months ended September 30, 2010.  The increase in rental income was primarily driven by our acquisition of seven properties for an aggregate base purchase price of $45.6 million, comprised of approximately 29,000 rentable square feet, since September 30, 2010.  Rental income for the nine months ended September 30, 2010, related solely to IDB for the period it was held beginning in June 2010.

Operating Expense Reimbursement

Operating expense reimbursement increased $0.4 million to $0.5 million for the nine months ended September 30, 2011, compared to $0.1 million for the nine months ended September 30, 2010.  The increase in operating expense reimbursement revenue represents the portion of property real estate taxes and operating expenses which are reimbursable by tenants in the seven properties we have acquired since September 30, 2010.  Operating expense reimbursement revenue for the nine months ended September 30, 2010 related solely to IDB for the period it was held, beginning in June 2010.

Property Operating Expenses

Property operating expenses increased $0.6 million to $0.9 million for the nine months ended September 30, 2011, compared to $0.3 million for the nine months ended September 30, 2010.  The increase in costs primarily relates to the costs associated with maintaining the seven properties we have acquired since September 30, 2010.  This increase was partially offset by the Advisor's election to absorb a portion of real estate taxes, repairs, maintenance and insurance costs. Property operating expense for the nine months ended September 30, 2010 related solely to IDB for the period it was held, beginning in June 2010.

Operating Fees to Affiliates

Our affiliated Advisor and Property Manager are entitled to fees for the management of our properties.  Our Advisor and Property Manager elected to waive these fees for the nine months ended September 30, 2011 and 2010.  For the nine months ended September 30, 2011 and 2010, we would have incurred aggregate asset management and property management fees of $0.5 million and $0.1 million, respectively, had the fees not been waived.

Acquisition and Transaction Related Expenses

Acquisition and transaction related expense increased approximately $0.4 million to $0.5 million for the nine months ended September 30, 2011, compared to approximately $0.1 million for the nine months ended September 30, 2010.  We acquired two properties for approximately $11.6 million during the nine months ended September 30, 2011 compared to one property for approximately $32.3 million during the nine months ended September 30, 2010.

General and Administrative Expenses

General and administrative expenses increased $0.1 million to $0.2 million for the nine months ended September 30, 2011, compared to approximately $0.1 million for the nine months ended September 30, 2010 primarily due to increased board member fees and compensation. Board member fees and compensation began in September 2010, coinciding with our IPO.

Depreciation and Amortization Expense

Depreciation and amortization expenses increased $2.5 million to $2.8 million for the nine months ended September 30, 2011, compared to $0.3 million for the nine months ended September 30, 2010. The increase in depreciation and amortization expense primarily related to the purchase of seven properties acquired since September 30, 2010 for an aggregate purchase price of $45.6 million as well as a write-off of an in-place lease intangible due to a lease termination at IDB. The purchase price of acquired properties is allocated to tangible and identifiable intangible assets and depreciated or amortized over the estimated useful lives.

Interest Expense

Interest expense increased by $1.6 million to $2.1 million for the nine months ended September 30, 2011, compared to $0.5 million for the nine months ended September 30, 2010. The increase in interest expense is primarily related to mortgage notes payable used to finance a portion of the seven properties acquired since September 30, 2010.  We view these secured financing sources as an efficient and accretive means to acquire properties.  Interest expense for the nine months ended September 30, 2010 related to notes payable and mortgage notes payable used to finance a portion of IDB acquired in June 2010.

Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the level of proceeds raised in our offering, the cost of borrowings, and the opportunity to acquire real estate assets which meet our investment objectives.

Net Income Attributable to Non-Controlling Interests

Net income attributable to non-controlling interests of $0.1 million during the nine months ended September 30, 2011 represents a weighted average 6.99% of the net income, excluding depreciation and amortization, on our Bleecker Street portfolio that is related to non-controlling interest holders.  There were no non-controlling interest arrangements for the nine months ended September 30, 2010.

Cash Flows for the Nine Months Ended September 30, 2011

For the nine months ended September 30, 2011, net cash provided by operating activities was $1.5 million.  The level of cash flows used in or provided by operating activities is affected by acquisition and transaction costs incurred, the timing of interest payments and the amount of borrowings outstanding during the period, as well as the receipt of scheduled rent payments. Cash flows provided by operating activities during the nine months ended September 30, 2011 was mainly due to net loss adjusted for non-cash items, which resulted in a cash inflow of $1.7 million (net loss of $1.4 million adjusted for depreciation and amortization of tangible and intangible real estate assets of $2.8 million, amortization of deferred financing costs of $0.3 million, net income to non-controlling interest holders of $0.1 million, amortization of restricted shares of $0.1 million less the net amortization related to market lease liabilities and assets of $0.2 million) as well as a combined increase in accounts payable, accrued expenses and deferred rent of $0.2 million.  This cash inflow was partially offset by an increase in prepaid expenses and other assets of $0.4 million primarily due to prepaid real estate taxes and insurance.

Net cash used in investing activities during the nine months ended September 30, 2011 of $8.7 million primarily related to $5.3 million for the acquisition of the Foot Locker and Regal Parking Garage properties.  The contract purchase price of $11.6 million for the properties was partially funded by mortgage notes payable of $6.3 million on the acquisition dates.  Cash used in investing activities also included $3.2 million related to deposits for pending acquisitions and $0.3 million related to capital expenditures at IDB.

Net cash provided by financing activities of $14.0 million during the nine months ended September 30, 2011 related to proceeds, net of receivables, from the issuance of common stock of $25.0 million. This inflow was partially offset by payments related to offering costs of $7.1 million, distributions to stockholders of $1.4 million, distributions to non-controlling interest holders of $0.7 million, payments related to financing costs of $1.2 million, increases to restricted cash of $0.3 million, net payments to affiliated entities of $0.2 million and payments of mortgage notes payable of $0.2 million.

Cash paid for interest during the nine months ended September 30, 2011 was $1.2 million.

Cash Flows for the Nine Months Ended September 30, 2010

During the nine months ended September 30, 2010, net cash provided by operating activities was $0.4 million. The level of cash flows provided by operating activities is affected by acquisition and transaction costs incurred, the timing of interest payments and the amount of borrowings outstanding during the period. It is also affected by the receipt of scheduled rent payments. Cash flows provided by operating activities during the nine months ended September 30, 2010 was mainly due to net loss adjusted for non-cash items, which resulted in a cash inflow of $0.1 million (net loss of $0.2 million adjusted for depreciation and amortization of tangible and intangible real estate assets of $0.3 million) as well as a combined increase in accounts payable, accrued expenses and deferred rent of $0.7 million.  This cash inflow was partially offset by an increase in prepaid expenses and other assets of $0.4 million principally resulting from the prepayment of real estate taxes and insurance.

Net cash used in investing activities during the nine months ended September 30, 2010 was $18.5 million, relating to the acquisition of IDB completed in June 2010.

Net cash provided by financing activities of $18.6 million for the nine months ended September 30, 2010, primarily consisted of $14.6 million from the issuance of convertible preferred stock and $8.9 million of proceeds from notes payable, partially offset by $3.0 million of payments related to notes payable, an increase in restricted cash of $0.9 million, $0.6 million of payments related to offering costs, $0.3 million of distributions to convertible preferred stockholders and $0.1 million of payments of mortgage note payable.

Cash paid for interest during the nine months ended September 30, 2010 was $0.4 million.

Liquidity and Capital Resources

Our principal demands for funds will continue to be for property acquisitions, either directly or through investment interests, for the payment of operating expenses, distributions to our stockholders and non-controlling interest holders, and for the payment of principal and interest on our outstanding indebtedness. Generally, capital needs for property acquisitions will be met through net proceeds received from the sale of common stock through our public offering. We may also from time to time enter into other agreements with third parties whereby third parties will make equity investments in specific properties or groups of properties that we acquire. Expenditures other than property acquisitions and acquisition and transaction related costs are expected to be covered by cash flows from operations.

We expect to meet our future short-term operating liquidity requirements through a combination of net cash provided by our current property operations and the operations of properties to be acquired in the future and proceeds from the sale of common stock.  Management expects that in the future, as our portfolio matures, our properties will cover operating expenses and the payment of our monthly distribution. Other potential future sources of capital include proceeds from secured or unsecured financings from banks or other lenders, proceeds from private offerings, proceeds from the sale of properties and undistributed funds from operations.

We expect to continue to raise capital through the sale of our common stock and to utilize the net proceeds from the sale of our common stock and proceeds from secured financings to complete future property acquisitions. As of September 30, 2011, we had 3.0 million shares of common stock outstanding, including unvested restricted shares and shares issued under the DRIP, for gross proceeds of approximately $28.8 million and approximately 2.0 million Preferred Shares for gross proceeds of approximately $17.0 million.

Our board of directors has adopted a share repurchase plan that enables our stockholders to sell their shares to us under limited circumstances. At the time a stockholder requests a redemption, we may, subject to certain conditions, redeem the shares presented for repurchase for cash to the extent we have sufficient funds available to fund such purchase. As of September 30, 2011, no shares have been redeemed.

As of September 30, 2011, we had cash and cash equivalents of $7.1 million.  We expect cash flows from operations and the sale of common stock to be used primarily to invest in additional real estate, pay debt service, pay operating expenses and pay stockholder distributions.

Acquisitions

Our Advisor evaluates potential acquisitions of real estate and real estate-related assets and engages in negotiations with sellers and borrowers on our behalf.  Investors should be aware that after a purchase contract is executed that contains specific terms the property will not be purchased until the successful completion of due diligence and negotiation of final binding agreements. During this period, we may decide to temporarily invest any unused proceeds from common stock offerings in certain investments that could yield lower returns than the properties. These lower returns may affect our ability to make distributions.

Funds from Operations and Modified Funds from Operation

Due to certain unique operating characteristics of real estate companies, as discussed below, the National Association of Real Estate Investment Trusts, Inc., ("NAREIT"), an industry trade group, has promulgated a measure known as funds from operations ("FFO"), which we believe to be an appropriate supplemental measure to reflect the operating performance of a REIT. The use of FFO is recommended by the REIT industry as a supplemental performance measure. FFO is not equivalent to net income or loss as determined under accounting principles generally accepted in the United States of America ("GAAP").

We define FFO, a non-GAAP measure, consistent with the standards established by the White Paper on FFO approved by the Board of Governors of NAREIT, as revised in February 2004 (the "White Paper"). The White Paper defines FFO as net income or loss computed in accordance with GAAP, excluding gains or losses from sales of property but including asset impairment writedowns, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO. Our FFO calculation complies with NAREIT’s policy described above.

The historical accounting convention used for real estate assets requires depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time, especially if such assets are not adequately maintained or repaired and renovated as required by relevant circumstances or as requested or required by lessees for operational purposes in order to maintain the value disclosed. We believe that, since real estate values historically rise and fall with market conditions, including inflation, interest rates, the business cycle, unemployment and consumer spending, presentations of operating results for a REIT using historical accounting for depreciation may be less informative. Historical accounting for real estate involves the use of GAAP. Any other method of accounting for real estate such as the fair value method cannot be construed to be any more accurate or relevant than the comparable methodologies of real estate valuation found in GAAP. Nevertheless, we believe that the use of FFO, which excludes the impact of real estate related depreciation and amortization, provides a more complete understanding of our performance to investors and to management, and when compared year over year, reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which may not be immediately apparent from net income. However, FFO and modified funds from operations ("MFFO"), as described below, should not be construed to be more relevant or accurate than the current GAAP methodology in calculating net income or in its applicability in evaluating our operating performance. The method utilized to evaluate the value and performance of real estate under GAAP should be construed as a more relevant measure of operational performance and considered more prominently than the non-GAAP FFO and MFFO measures and the adjustments to GAAP in calculating FFO and MFFO.

Changes in the accounting and reporting promulgations under GAAP (for acquisition fees and expenses from a capitalization/depreciation model to an expensed-as-incurred model) that were put into effect in 2009 and other changes to GAAP accounting for real estate subsequent to the establishment of NAREIT’s definition of FFO have prompted an increase in cash-settled expenses, specifically acquisition fees and expenses for all industries as items that are expensed under GAAP, that are typically accounted for as operating expenses. Management believes these fees and expenses do not affect our overall long-term operating performance. Publicly registered, non-listed REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation. While other start up entities may also experience significant acquisition activity during their initial years, we believe that non-listed REITs are unique in that they have a limited life with targeted exit strategies within a relatively limited time frame after the acquisition activity ceases. As disclosed elsewhere in this Form 10-Q use the proceeds raised in the IPO to acquire properties, and we intend to begin the process of achieving a liquidity event (i.e., listing of our common stock on a national exchange, a merger or sale of the company or another similar transaction) within three to five years of the completion of the IPO. Thus, we will not continuously purchase assets and will have a limited life. Due to the above factors and other unique features of publicly registered, non-listed REITs, the Investment Program Association ("IPA"), an industry trade group, has standardized MFFO, which the IPA has recommended as a supplemental measure for publicly registered non-listed REITs and which we believe to be another appropriate supplemental measure to reflect the operating performance of a non-listed REIT having the characteristics described above. MFFO is not equivalent to our net income or loss as determined under GAAP, and MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate with a limited life and targeted exit strategy, as currently intended. We believe that, because MFFO excludes costs that we consider more reflective of investing activities and other non-operating items included in FFO and also excludes acquisition fees and expenses that affect our operations only in periods in which properties are acquired, MFFO can provide, on a going forward basis, an indication of the sustainability (that is, the capacity to continue to be maintained) of our operating performance after the period in which we are acquiring our properties and once our portfolio is in place. By providing MFFO, we believe we are presenting useful information that assists investors and analysts to better assess the sustainability of our operating performance after our IPO has been completed and our properties have been acquired. We also believe that MFFO is a recognized measure of sustainable operating performance by the non-listed REIT industry. Further, we believe MFFO is useful in comparing the sustainability of our operating performance after our IPO and acquisitions are completed with the sustainability of the operating performance of other real estate companies that are not as involved in acquisition activities. Investors are cautioned that MFFO should only be used to assess the sustainability of our operating performance after our IPO has been completed and properties have been acquired, as it excludes acquisition costs that have a negative effect on our operating performance during the periods in which properties are acquired.

We define MFFO, a non-GAAP measure, consistent with the IPA’s Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations, or the Practice Guideline, issued by the IPA in November 2010. The Practice Guideline defines MFFO as FFO further adjusted for the following items, as applicable, included in the determination of GAAP net income: acquisition fees and expenses; amounts relating to deferred rent receivables and amortization of above and below market leases and liabilities (which are adjusted in order to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments); accretion of discounts and amortization of premiums on debt investments; nonrecurring impairments of real estate-related investments (i.e., infrequent or unusual, not reasonably likely to recur in the ordinary course of business); mark-to-market adjustments included in net income; nonrecurring gains or losses included in net income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and after adjustments for consolidated and unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect MFFO on the same basis. The accretion of discounts and amortization of premiums on debt investments, nonrecurring unrealized gains and losses on hedges, foreign exchange, derivatives or securities holdings, unrealized gains and losses resulting from consolidations, as well as other listed cash flow adjustments are adjustments made to net income in calculating the cash flows provided by operating activities and, in some cases, reflect gains or losses which are unrealized and may not ultimately be realized. While we are responsible for managing interest rate, hedge and foreign exchange risk, we do retain an outside consultant to review all our hedging agreements. Inasmuch as interest rate hedges are not a fundamental part of our operations, we believe it is appropriate to exclude such non-recurring gains and losses in calculating MFFO, as such gains and losses are not reflective of ongoing operations.

Our MFFO calculation complies with the IPA’s Practice Guideline described above. In calculating MFFO, we exclude acquisition related expenses, amortization of above and below market leases, fair value adjustments of derivative financial instruments, deferred rent receivables and the adjustments of such items related to noncontrolling interests. Under GAAP, acquisition fees and expenses are characterized as operating expenses in determining operating net income. These expenses are paid in cash by us. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property. Further, under GAAP, certain contemplated non-cash fair value and other non-cash adjustments are considered operating non-cash adjustments to net income in determining cash flow from operating activities. In addition, we view fair value adjustments of derivatives, impairment charges and gains and losses from dispositions of assets as non-recurring items or items which are unrealized and may not ultimately be realized, and which are not reflective of ongoing operations and are therefore typically adjusted for when assessing operating performance. In particular, we believe it is appropriate to disregard impairment charges, as this is a fair value adjustment that is largely based on market fluctuations and assessments regarding general market conditions which can change over time. An asset will only be evaluated for impairment if certain impairment indications exist and if the carrying, or book value, exceeds the total estimated undiscounted future cash flows (including net rental and lease revenues, net proceeds on the sale of the property, and any other ancillary cash flows at a property or group level under GAAP) from such asset. Investors should note, however, that determinations of whether impairment charges have been incurred are based partly on anticipated operating performance, because estimated undiscounted future cash flows from a property, including estimated future net rental and lease revenues, net proceeds on the sale of the property, and certain other ancillary cash flows, are taken into account in determining whether an impairment charge has been incurred. While impairment charges are excluded from the calculation of MFFO as described above, investors are cautioned that due to the fact that impairments are based on estimated future undiscounted cash flows and the relatively limited term of our operations, it could be difficult to recover any impairment charges.

Our management uses MFFO and the adjustments used to calculate it in order to evaluate our performance against other non-listed REITs which have limited lives with short and defined acquisition periods and targeted exit strategies shortly thereafter. As noted above, MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate in this manner. We believe that our use of MFFO and the adjustments used to calculate it allow us to present our performance in a manner that reflects certain characteristics that are unique to non-listed REITs, such as their limited life, limited and defined acquisition period and targeted exit strategy, and hence that the use of such measures is useful to investors. For example, acquisition costs are funded from the proceeds of our IPO and other financing sources and not from operations. By excluding expensed acquisition costs, the use of MFFO provides information consistent with management’s analysis of the operating performance of the properties. Additionally, fair value adjustments, which are based on the impact of current market fluctuations and underlying assessments of general market conditions, but can also result from operational factors such as rental and occupancy rates, may not be directly related or attributable to our current operating performance. By excluding such changes that may reflect anticipated and unrealized gains or losses, we believe MFFO provides useful supplemental information.

Presentation of this information is intended to provide useful information to investors as they compare the operating performance of different REITs, although it should be noted that not all REITs calculate FFO and MFFO the same way. Accordingly, comparisons with other REITs may not be meaningful. Furthermore, FFO and MFFO are not necessarily indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income (loss) or income (loss) from continuing operations as an indication of our performance, as an alternative to cash flows from operations as an indication of our liquidity, or indicative of funds available to fund our cash needs including our ability to make distributions to our stockholders. FFO and MFFO should be reviewed in conjunction with other GAAP measurements as an indication of our performance. MFFO has limitations as a performance measure in an offering such as ours where the price of a share of common stock is a stated value and there is no net asset value determination during the offering stage and for a period thereafter. MFFO is useful in assisting management and investors in assessing the sustainability of operating performance in future operating periods, and in particular, after the offering and acquisition stages are complete and net asset value is disclosed. MFFO is not a useful measure in evaluating net asset value because impairments are taken into account in determining net asset value but not in determining MFFO.

Neither the SEC, NAREIT nor any other regulatory body has passed judgment on the acceptability of the adjustments that we use to calculate FFO or MFFO. In the future, the SEC, NAREIT or another regulatory body may decide to standardize the allowable adjustments across the non-listed REIT industry and we would have to adjust our calculation and characterization of FFO or MFFO.

The below table reflects the items deducted or added to net income (loss) in our calculation of FFO and MFFO for the three and nine months ended September 30, 2011 (in thousands). The table reflects MFFO in the IPA recommended format and MFFO without the straight-line rent adjustment which measure management also uses as a performance measure. Items are presented net of non-controlling interest portions where applicable:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2011	2011
Net loss (in accordance with GAAP)	$(205)	$(1,355)
Depreciation and amortization	922	2,800
FFO	717	1,445
Acquisition fees and expenses (1)	47	456
Contribution from Advisor (2)	—	15
Amortization of above or below market leases and liabilities (3)	(60)	(170)
MFFO	704	1,746
Straight-line rent (4)	(163)	(365)
MFFO - IPA recommended format	$541	$1,381
__________________
(1) In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for non-listed REITs that have completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition costs, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our advisor or third parties. Acquisition fees and expenses under GAAP are considered operating expenses and as expenses included in the determination of net income and income from continuing operations, both of which are performance measures under GAAP. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property.

(2) Prior to April 1, 2011, MFFO included an additional adjustment to add back amounts received or receivable from the Advisor or its affiliates in the form of an additional capital contribution (without any corresponding issuance of equity in the form of shares of common or preferred stock to the Advisor or its affiliates).

(3) Under GAAP, certain intangibles are accounted for at cost and reviewed at least annually for impairment, and certain intangibles are assumed to diminish predictably in value over time and amortized, similar to depreciation and amortization of other real estate related assets that are excluded from FFO. However, because real estate values and market lease rates historically rise or fall with market conditions, management believes that by excluding charges relating to amortization of these intangibles, MFFO provides useful supplemental information on the performance of the real estate.

(4) Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.

Distributions

On September 22, 2010, our board of directors declared a distribution rate equal to a 6.05% annualized rate based on the offering price of $10.00 per share of our common stock, commencing December 1, 2010.  The distributions are payable by the 5th day following each month end to stockholders of record at the close of business each day during the prior month at a rate of $0.00165753424 per day.

In conjunction with the offering of the Series A convertible preferred stock, the board of directors declared, on a monthly basis, cumulative cash distributions at the rate of 8% per annum of the $9.00 liquidation preference per share (resulting in a distribution rate of 8.23% of the purchase price of the convertible preferred stock if the purchase price was $8.75 and a distribution rate of 8.47% the purchase price of the convertible preferred stock if the purchase price was $8.50).  The distribution on each of our shares is cumulative from the first date on which such share was issued and we aggregate and pay the distributions monthly in arrears on or about the first business day of each month.

During the nine months ended September 30, 2011, distributions paid to common and preferred stockholders totaled $1.6 million, inclusive of approximately $0.2 million of the value of common stock issued under the DRIP.  Distribution payments are dependent on the availability of funds.  Our board of directors may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distribution payments are not assured.

As of September 30, 2011, cash used to pay our distributions was primarily generated from property operating results and the sale of shares of common stock.  We have continued to pay distributions to our stockholders each month since our initial distributions payment in April 2010.  There is no assurance that we will continue to declare distributions at this rate.

The following table shows the sources for the payment of distributions to common and preferred stockholders for the three and nine months ended September 30, 2011 (in thousands):

	Three Months Ended September 30, 2011		Nine Months Ended September 30, 2011
		Percentage of Distributions		Percentage of Distributions
Distributions:
Total distributions	$638		$1,550
Distributions reinvested	(125)		(193)
Distributions paid in cash	$513		$1,357
Source of distributions:
Cash flows provided by operations (1)	$513	100.0%	$1,357	100.0%
Proceeds from issuance of common stock	—	—%	—	—%
Total sources of distributions	$513	100.0%	$1,357	100.0%
Cash flows provided by operations (GAAP basis)	$1,126		$1,538
Net loss (in accordance with GAAP)	$(205)		$(1,355)
___________________
(1) Cash flows provided by operations for the three and nine months ended September 30, 2011 included acquisition and transaction related expenses of $46,000 and $0.5 million, respectively.

The following table compares cumulative distributions paid to cumulative net loss (in accordance with GAAP) for the period from October 6, 2009 (date of inception) through September 30, 2011 (in thousands):

For the Period from October 6, 2009 (date of inception) to September 30, 2011
Distributions paid:
Preferred stockholders	$1,746
Common stockholders in cash	295
Common stockholders pursuant to DRIP	193
Total distributions paid	$2,234

Reconciliation of net loss:
Revenues	$7,577
Acquisition and transaction-related expenses	(1,881)
Depreciation and amortization	(3,840)
Other operating expense	(1,765)
Other non-operating expense	(3,189)
Net income attributable to non-controlling interests	(20)
Net loss (in accordance with GAAP) (1)	$(3,118)
__________________________________

(1)	Net loss as defined by GAAP includes the non-cash impact of depreciation and amortization expense as well as costs incurred relating to acquisitions and related transactions.

Loan Obligations

The payment terms of our loan obligations require principal and interest amounts payable monthly with all unpaid principal and interest due at maturity. Our loan agreements stipulate that we comply with specific reporting covenants. As of September 30, 2011, we were in compliance with the debt covenants under our loan agreements.

Our Advisor may, with the approval of our independent directors, seek to borrow short-term capital that, combined with secured mortgage financing, exceeds our targeted leverage ratio. Such short-term borrowings may be obtained from third parties on a case-by-case basis as acquisition opportunities present themselves simultaneous with our capital raising efforts. We view the use of short-term borrowings as an efficient and accretive means of acquiring real estate in advance of raising equity capital. Accordingly, we can take advantage of buying opportunities as we expand our fundraising activities. As additional equity capital is obtained, these short-term borrowings will be repaid. Our leverage ratio approximated 53.2% (secured mortgage notes payable as a percentage of total real estate investments, at cost) as of September 30, 2011.

Contractual Obligations

The following is a summary of our contractual obligations as of September 30, 2011 (in thousands):

		October 1, 2011 to	Years Ended December 31,
	Total	December 31, 2011	2012 -2013	2014-2015	Thereafter
Principal Payments Due:
Mortgage notes payable	$41,422	$75	$13,797	$21,300	$6,250
Other notes payable (1)	5,933	—	5,933	—	—
	$47,355	$75	$19,730	$21,300	$6,250
Interest Payments Due:
Mortgage notes payable	$6,196	$522	$3,210	$2,336	$128
Other notes payable (1)	464	136	328	—	—
	$6,660	$658	$3,538	$2,336	$128
 ___________________________________

(1)	The note holders had the option, but did not elect, to demand payment of 50% of the principal balance on July 15, 2011.

Election as a REIT

We elected to be taxed as a REIT under Sections 856 through 860 of the Code commencing with our taxable year ended December 31, 2010. If we continue to qualify for taxation as a REIT, we generally will not be subject to federal corporate income tax to the extent we distribute our REIT taxable income to our stockholders, and so long as we distribute at least 90% of our REIT taxable income. REITs are subject to a number of other organizational and operational requirements. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and federal income and excise taxes on our undistributed income. We believe we are organized and operated in such a manner as to continue to qualify to be taxed as a REIT.

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

Related-Party Transactions and Agreements

We have entered into agreements with American Realty Capital III, LLC and its wholly-owned affiliates whereby we pay certain fees or reimbursements to our Advisor or its affiliates in connection with acquisition and financing activities, sales of common and preferred stock, asset and property management services and reimbursement of operating and offering-related costs. See Note 11 – Related Party Transactions and Arrangements to our consolidated financial statements included in this report for a discussion of the various related-party transactions, agreements and fees.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The market risk associated with financial instruments and derivative financial instruments is the risk of loss from adverse changes in market prices or interest rates. Our long-term debt, which consists of secured financings, bears interest at fixed rates. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, from time to time, we may enter into interest rate hedge contracts such as swaps, collars, and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. We would not hold or issue these derivative contracts for trading or speculative purposes. We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations.

As of September 30, 2011, our debt included fixed-rate mortgage notes payable, with a carrying value of $41.4 million and a fair value of $41.6 million. Changes in market interest rates on our fixed-rate mortgages impact the fair value of the debt, but have no impact on interest incurred or cash flow. For instance, if interest rates rise 100 basis points and our fixed-rate debt balance remains constant, we expect the fair value of our obligation to decrease, the same way the price of a bond declines as interest rates rise.

The sensitivity analysis related to our fixed–rate debt assumes an immediate 100 basis point move in interest rates from their September 30, 2011 levels, with all other variables held constant.  A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt by $0.1 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt by $0.3 million.  At September 30, 2011, we do not have any variable-rate debt.

These amounts were determined by considering the impact of hypothetical interest rates changes on our borrowing costs, and assuming no other changes in our capital structure.

As the information presented above includes only those exposures that existed as of September 30, 2011, it does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.

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

No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended September 30, 2011 that has materially affected, or is reasonable likely to materially affect, our internal controls over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

As of the end of the period covered by this Quarterly Report on Form 10-Q, we are not a party to, and none of our properties is subject to, any material pending legal proceedings.

Item 1A. Risk Factors

There have been no material changes from the risk factors set forth in our Registration Statement (333-163069), as amended from time to time.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a.	We did not sell any equity securities that were not registered under the Securities Act during the nine months ended September 30, 2011.

b.
On September 2, 2010, we commenced on a “reasonable best efforts” basis our IPO of up to 150.0 million shares of common stock at a price of $10.00 per share, subject to certain volume and other discounts, for an aggregate primary offering amount of $1.5 billion, pursuant to our Registration Statement on Form S-11 (File No. 333-163069) filed with the SEC under the Securities Act, which became effective on September 2, 2010. Our Registration Statement also covers up to 25.0 million shares of common stock available pursuant to the DRIP under which our common stockholders may elect to have their distributions reinvested in additional shares of our common stock at the greater of $9.50 per share or 95% of the estimated value of a share of common stock. Our IPO is ongoing. Our Dealer Manager, an affiliate of our Sponsor, serves as the Dealer Manager. As of September 30, 2011, we have issued 3.0 million shares of our common stock, inclusive of 20,368 shares issued pursuant to the DRIP, for $28.8 million of gross offering proceeds. As of September 30, 2011, we have incurred $9.6 million of cumulative offering costs in connection with the issuance and distribution of our common stock. Of the $9.6 million of cumulative offering costs, we have incurred $2.6 million from our Dealer Manager and $3.3 million from our Advisor. We have received net offering proceeds of $19.2 million.

We have used substantially all the net proceeds from our IPO to acquire high quality, income-producing commercial real estate in New York City. As of September 30, 2011 we have used the net proceeds from our IPO and debt financing to purchase eight properties with an aggregate purchase price of approximately $77.8 million.

c.	We did not repurchase any of our securities during the nine months ended September 30, 2011, and no shares were redeemed.

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

Brian S. Block
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

Date: November 10, 2011

EXHIBIT INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description

3.3	Certification of Correction of American Realty Capital New York Recovery REIT, Inc.

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