Form 10-K
period 2011-12-31
AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT INC
filed 2012-02-29
CIK 1474464

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from _________ to __________
Commission file number: 333-163069

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.
(Exact name of registrant as specified in its charter)

Maryland	27-1065431
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

405 Park Ave., 15th Floor, New York, NY	10022
(Address of principal executive offices)	(Zip Code)

(212) 415-6500
(Registrant’s telephone number, including area code)
_________________________________
Securities registered pursuant to section 12(b) of the Act: None

Securities registered pursuant to section 12 (g) of the Act: Common stock, $0.01 par value per share (Title of class)
_________________________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant submitted electronically and posted on its corporate Web Site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

There is no established public market for the registrant's shares of common stock. The registrant is currently conducting the ongoing initial public offering of its shares of common stock pursuant to its Registration Statement on Form S-11 (File No. 333-163069), which shares are being sold at $10.00 per share, with discounts available for certain categories of purchasers. The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of June 30, 2011, the last business day of the registrant's most recently completed second fiscal quarter, was $16.3 million based on a per share value of $10.00 (or $9.50 for shares issued under the distribution reinvestment plan).

As of February 15, 2012, the registrant had 7,394,674 shares of common stock, $0.01 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of registrant's proxy statement to be delivered to stockholders in connection with the registrant's 2012 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K. The registrant intends to file its proxy statement within 120 days after its fiscal year end.

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.

FORM 10-K
Year Ended December 31, 2011

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

•
If we raise substantially less than the maximum offering in our ongoing initial public offering ("IPO"), we may not be able to invest in a diverse portfolio of real estate assets and the value of an investment in us may vary more widely with the performance of specific assets.

•
While we are raising capital and investing the proceeds of our ongoing IPO, the competition for the type of properties we desire to acquire may cause our distributions and the long-term returns of our investors to be lower than they otherwise would be.

•	We depend on tenants for our revenue, and, accordingly, our revenue is dependent upon the success and economic viability of our tenants.

•	Increases in interest rates could increase the amount of our debt payments and limit our ability to pay distributions.

•
We may not generate cash flows sufficient to pay our distributions to stockholders, as such we may be forced to borrow at higher rates or depend on our Advisor or our property manager, New York Recovery Properties, LLC (the "Property Manager"), to waive reimbursement of certain expenses and fees to fund our operations.

•	No public market currently exists, or may ever exist, for shares of our common stock, which are, and may continue to be, illiquid.

•	If we and our Advisor are unable to find suitable investments, then we may not be able to achieve our investment objectives or pay distributions.

•	We may be unable to pay or maintain cash distributions or increase distributions over time.

•	We are obligated to pay substantial fees to our Advisor and its affiliates, including fees payable upon the sale of properties.

•	We are subject to risks associated with the significant dislocations and liquidity disruptions currently existing or occurring in the credit markets of the United States.

•	We may fail to continue to qualify to be treated as a real estate investment trust (“REIT”).

•
Our properties may be adversely affected by the current economic downturn, as well as economic cycles and risks inherent to the New York metropolitan statistical area (“MSA”), especially New York City.

•	We currently own only nine properties.
All forward-looking statements should be read with the risks noted in Part I, Item 1A of this annual report on Form 10-K.

PART I
Item 1. Business
Organization
 We were incorporated on October 6, 2009 as a Maryland corporation, and qualified as a REIT for federal income tax purposes beginning with the taxable year ended December 31, 2010.  On September 2, 2010, we commenced our IPO on a “reasonable best efforts” basis of up to 150.0 million shares of common stock at a price of $10.00 per share, subject to certain volume and other discounts, pursuant to our Registration Statement on Form S-11 (File No. 333-163069) (the “Registration Statement”) filed with the Securities and Exchange Commission ("SEC") under the Securities Act of 1933, as amended (the “Securities Act”).  Our Registration Statement also covers up to 25.0 million shares available pursuant to a distribution reinvestment plan (the “DRIP”) under which our common stockholders may elect to have their distributions reinvested in additional shares of our common stock at the greater of $9.50 per share or 95% of the estimated value of a share of common stock.
As of December 31, 2011, we had 6.7 million shares of common stock outstanding, including unvested restricted shares, converted shares of convertible preferred stock (the “Preferred Shares”) and shares issued under the DRIP. As of December 31, 2011, we had received total gross proceeds of $45.8 million from the sale of 4.6 million shares of common stock.  In addition, we sold 2.0 million Preferred Shares for gross proceeds of $17.0 million in a private placement pursuant to Rule 506 of Regulation D of the Securities Act, which terminated on September 2, 2010, the effective date of the Registration Statement. On December 15, 2011, we exercised our option to convert the Preferred Shares into 2.0 million shares of common stock on a one-for-one basis. As of December 31, 2011, the aggregate value of all common share issuances and subscriptions outstanding was $66.4 million based on a per share value of $10.00 (or $9.50 for shares issued under the DRIP).
 We were formed to acquire high quality, income-producing commercial real estate in the New York metropolitan area, and, in particular, properties located in New York City, with a focus on office and retail properties. All such properties may be acquired and operated by us alone or jointly with another party. We may also originate or acquire first mortgage loans secured by real estate.  We purchased our first property and commenced active operations in June 2010.  As of December 31, 2011 we owned nine properties consisting of 148,933 rentable square feet, which were 91.0% occupied on a weighted-average basis with a weighted average remaining lease term of 10.7 years.
Substantially all of our business is conducted through New York Recovery Operating Partnership, L.P. (the "OP'). We are the sole general partner and holder of 99.01% of the units of the OP.  Our Advisor is the sole limited partner and owner of a 0.99% non-controlling interest in our OP.  The limited partner interests may be exchanged for the cash value of a corresponding number of shares of common stock or, at our option, a corresponding number of shares of common stock. The remaining rights of the limited partner interests are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP’s assets.
We have no paid employees.  We retained the Advisor to manage our affairs on a day-to-day basis. Our Property Manager, an entity wholly owned by American Realty Capital III, LLC (the “Sponsor”), serves as our property manager, unless services are performed by a third party for specific properties. Our Dealer Manager, an affiliate of the Sponsor, serves as the dealer manager of our IPO.  These related parties receive compensation and fees for services related to the IPO and for the investment and management of our assets. These entities receive fees during the offering, acquisition, operational and liquidation stages.
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

•
Low Leverage — Finance our portfolio opportunistically at a target leverage level of not more than 40% to 50% loan-to-value (calculated after the close of our initial ongoing offering and once we have invested substantially all the proceeds of our offering);

•	Diversified Tenant Mix — Lease to a diversified group of tenants with a bias toward lease terms of five years or greater;

•	Monthly Distributions — Pay distributions monthly, covered by funds generated from our real estate operations;

•	5-Year Exit — Exit after New York property markets recover, which we expect to be not later than five years after the end of our initial ongoing offering; and

•	Maximize Total Returns — Maximize total returns to our stockholders through a combination of realized appreciation and current income.
Acquisition and Investment Policies
 Primary Investment Focus
We intend to focus our investment activities on acquiring quality income-producing commercial real estate located in the New York MSA and, in particular, properties located in New York City and originating or acquiring real estate debt backed by quality income-producing commercial real estate located predominantly in New York City. The real estate debt we originate or acquire is expected to be primarily first mortgage debt but also may include bridge loans, mezzanine loans, preferred equity or securitized loans.
Investing in Real Property
We expect to invest in commercial real estate including various property types such as office, retail, multi-family residential, industrial and hotel. We may invest in commercial real estate located anywhere in the continental United States, but plan to focus on commercial real estate located in New York City. Our policies require that a minimum of 70% of our assets be located in the New York MSA (calculated after the close of our offering and once substantially all the proceeds of our offering have been invested).
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

The following table lists the tenants whose annualized rental income on a straight-line basis represented greater than 10% of our total annualized rental income for all portfolio properties on a straight-line basis:

		December 31,
Portfolio	Tenant	2011	2010	2009
One Jackson	TD Bank, N.A.	12.2%	—%	—
Bleecker Street	Burberry Limited	10.7%	17.3%	—
Duane Reed	Duane Reed	10.0%	—%	—
Design Center	Rosselli 61st Street LLC	*	11.3%	—
Bleecker Street	Michael Kors Stores, LLC	*	10.4%	—
________________________________
* Tenant's annualized rental income on a straight-line basis was not greater than 10% of our total annualized rental income for all portfolio properties as of the period specified.
The termination, delinquency or non-renewal of one of the above tenants would have a material adverse effect on revenues.  No other tenant represents more than 10% of our annualized rental income for the periods presented.
Investing In and Originating Loans
We may originate or acquire real estate loans. Although we do not have a formal policy, our criteria for investing in loans will be substantially the same as those involved in our investment in properties. We may originate or invest in real estate loans (including, but not limited to, investments in first, second and third mortgage loans, wraparound mortgage loans, construction mortgage loans on real property, and loans on leasehold interest mortgages). We also may invest in participations in mortgage, bridge or mezzanine loans. Further, we may invest in unsecured loans; however, we will not make unsecured loans or loans not secured by mortgages unless such loans are approved by a majority of our independent directors. We currently do not intend to invest in or originate real estate loans (excluding publicly traded real estate debt) in excess of 20% of the aggregate value of our assets as of the close of our IPO and thereafter. To the extent that we invest in collateralized mortgage-backed securities (“CMBS”), we intend to invest in CMBS guaranteed by U.S. government agencies, such as the Government National Mortgage Association, or U.S. government sponsored enterprises, such as the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation, to reduce the credit and interest rate risk.
We will not make or invest in mortgage, bridge or mezzanine loans on any one property if the aggregate amount of all mortgage, bridge or mezzanine loans outstanding on the property, including our borrowings, would exceed an amount equal to 85% of the appraised value of the property, as determined by our board of directors, including a majority of our independent directors, unless substantial justification exists, as determined by our board of directors, including a majority of our independent directors. Our board of directors may find such justification in connection with the purchase of mortgage, bridge or mezzanine loans in cases in which we believe there is a high probability of our foreclosure upon the property in order to acquire the underlying assets and, in respect of transactions with our affiliates, in which the cost of the mortgage loan investment does not exceed the appraised value of the underlying property. Our board of directors may find such justification in connection with the purchase of mortgage, bridge or mezzanine loans that are in default where we intend to foreclose upon the property in order to acquire the underlying assets and, in respect of transactions with our affiliates, where the cost of the mortgage loan investment does not exceed the appraised value of the underlying property.
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

Our charter does not limit the amount of gross offering proceeds that we may apply to loan originations or investments. Our charter also does not place any limit or restriction on:
•the percentage of our assets that may be invested in any type or any single loan; or
•the types of properties subject to the mortgages or other loans in which we invest.
Investing in Real Estate Securities
We may invest in securities of non-majority-owned publicly traded and private companies primarily engaged in real estate businesses, including REITs and other real estate operating companies, and securities issued by pass-through entities of which substantially all the assets consist of qualifying assets or real estate-related assets. We may purchase the common stock, preferred stock, debt, or other securities of these entities or options to acquire such securities. It is our intention that we be limited to investing no more than 20% of the aggregate value of our assets as of the close of our initial ongoing offering and thereafter in publicly traded real estate equity or debt securities, including, but not limited to, CMBS. However, any investment in equity securities (including any preferred equity securities) that are not traded on a national securities exchange or included for quotation on an inter-dealer quotation system must be approved by a majority of directors, including a majority of independent directors, not otherwise interested in the transaction as fair, competitive and commercially reasonable.
Acquisition Structure
We anticipate acquiring fee interests in properties (a “fee interest” is the absolute, legal possession and ownership of land, property, or rights), although other methods of acquiring a property, including acquiring leasehold interests (a “leasehold interest” is a right to enjoy the possession and use of an asset or property for a stated definite period as created by a written lease), may be utilized if we deem it to be advantageous. For example, we may acquire properties through a joint venture or the acquisition of substantially all of the interests of an entity which in turn owns the real property. We also may make preferred equity investments in an entity that owns real property. Our focus will be on acquiring office and retail properties but we also may acquire multifamily, industrial, hotel and other types of real property.
Financing Strategies and Policies
 Financing for acquisitions and investments may be obtained at the time an asset is acquired or an investment is made or at a later time. In addition, debt financing may be used from time to time for property improvements, tenant improvements, leasing commissions and other working capital needs. The form of our indebtedness will vary and could be long-term or short-term, secured or unsecured, or at a fixed rate or floating rate. We will not enter into interest rate swaps or caps, or similar hedging transactions or derivative arrangements for speculative purposes but may do so in order to manage or mitigate our interest rate risks on variable rate debt.
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
In addition, it is currently our intention to limit our aggregate borrowings to 40% to 50% of the aggregate fair market value of our assets (calculated after the close of our initial ongoing offering and once we have invested substantially all the proceeds of our offering), unless borrowing a greater amount is approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for borrowing such a greater amount. This limitation, however, will not apply to individual real estate assets or investments. At the date of acquisition of each asset, we anticipate that the cost of investment for such asset will be substantially similar to its fair market value, which will enable us to satisfy our requirements under the NASAA REIT Guidelines. However, subsequent events, including changes in the fair market value of our assets, could result in our exceeding these limits.
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

Tax Status
 We have elected to be taxed as a REIT under Sections 856 through 860 of the Code, beginning with the taxable year ended December 31, 2010. We intend to continue to operate in such a manner to qualify for taxation as a REIT, but no assurance can be given that we will operate in a manner so as to qualify or remain qualified as a REIT. If we continue to qualify for taxation as a REIT, we generally will not be subject to federal corporate income tax to the extent we distribute our REIT taxable income to our stockholders, and so long as we distribute at least 90% of our REIT taxable income. REITs are subject to a number of other organizational and operational requirements. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and federal income and excise taxes on our undistributed income. We believe we are organized and operating in such a manner as to continue to qualify to be taxed as a REIT.
Competition
 The retail, lodging, office, industrial and residential real estate markets are highly competitive. We compete with other owners and operators of retail, lodging, office, industrial and residential real estate. The continued development of new retail, lodging, office, industrial and residential properties has intensified the competition among owners and operators of these types of real estate in the New York MSA. We compete based on a number of factors that include location, rental rates, security, suitability of the property’s design to prospective tenants’ needs and the manner in which the property is operated and marketed. The number of competing properties in the New York MSA could have a material effect on our occupancy levels, rental rates and on the operating expenses of certain of our properties.
In addition, we compete with other entities engaged in real estate investment activities to locate suitable properties to acquire and to locate tenants and purchasers for our properties. These competitors include other REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, lenders, governmental bodies and other entities. There are also other REITs with asset acquisition objectives similar to ours and others may be organized in the future. Some of these competitors, including larger REITs, have substantially greater marketing and financial resources than we will have and generally may be able to accept more risk than we can prudently manage, including risks with respect to the creditworthiness of tenants. In addition, these same entities seek financing through similar channels. Therefore, we compete for financing in a market where funds for real estate financing may decrease.
Competition from these and other third party real estate investors may limit the number of suitable investment opportunities available to us. It also may result in higher prices, lower yields and a narrower spread of yields over our borrowing costs, making it more difficult for us to acquire new investments on attractive terms. In addition, competition for desirable investments could delay the investment of proceeds from our offering in desirable assets, which may in turn reduce our earnings per share and negatively affect our ability to commence or maintain distributions to stockholders.
We believe that our senior management’s experience, coupled with our financing, professionalism, diversity of properties and reputation in the industry will enable us to compete with the other real estate investment companies.
Because we are organized as an umbrella partnership real estate investment trust, we are well positioned within the industries in which we intend to operate to offer existing owners the opportunity to contribute their properties to our company in tax-deferred transactions using our operating partnership units as transactional currency. As a result, we have a competitive advantage over most of our competitors that are structured as traditional REITs and non-REITs in pursuing acquisitions with tax-sensitive sellers.
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
Item 1A. Risk Factors.
Risks Related to an Investment in American Realty Capital New York Recovery REIT, Inc.
 We have a limited operating history and have no established financing sources, and the prior performance of other real estate investment programs sponsored by affiliates of our Advisor may not be an indication of our future results.
We have a limited operating history and you should not rely upon the past performance of other real estate investment programs sponsored by affiliates of our Advisor to predict our future results. We were incorporated on October 6, 2009. As of December 31, 2011, we have acquired only nine properties and do not otherwise have any operations or independent financing. The recent real estate experience of Messrs. Schorsch, Kahane and Happel principally has focused on triple-net leasing rather than the ownership and operation of real estate properties. Accordingly, the prior performance of real estate investment programs sponsored by affiliates of Messrs. Schorsch and Kahane and our Advisor may not be indicative of our future results.
Moreover, neither our Advisor nor we have any established financing sources other than the proceeds of our offering. Presently, both we and our Advisor have been funded by capital contributions or advances from American Realty Capital III, LLC, a company which is directly or indirectly controlled by Mr. Schorsch and Mr. Kahane, by proceeds from our offering and by loans from unaffiliated entities. If our capital resources, or those of our Advisor, are insufficient to support our operations, we will not be successful.
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
We have acquired nine properties and have not identified any other properties to acquire. Additionally, we will not provide you with information to evaluate our investments prior to our acquisition of properties. We will seek to invest substantially all the offering proceeds available for investment, after the payment of fees and expenses, in the acquisition of properties located in the New York MSA, and, in particular, New York City, or otherwise only in the United States. We also may, in the discretion of our Advisor, invest in other types of real estate or in entities that invest in real estate. In addition, our Advisor may make or invest in mortgage, bridge or mezzanine loans or participations therein on our behalf if our board of directors determines, due to the state of the real estate market or in order to diversify our investment portfolio or otherwise, that such investments are advantageous to us.
You may be more likely to sustain a loss on your investment because our Sponsor does not have as strong an economic incentive to avoid losses as does a sponsor who has made significant equity investments in its company.
Our Sponsor has only invested $200,000 in us through the purchase of 20,000 shares of our common stock at $10.00 per share. Therefore, since we were successful in raising enough proceeds to be able to reimburse our Sponsor for our significant organization and offering expenses, our Sponsor will have little exposure to loss in the value of our shares. Without this exposure, our investors may be at a greater risk of loss because our Sponsor may have less to lose from a decrease in the value of our shares than would a sponsor that makes more significant equity investments in its company.
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
If we, through our Advisor, are unable to find suitable investments, then we may not be able to achieve our investment objectives or pay distributions.
Our ability to achieve our investment objectives and to pay distributions is dependent upon the performance of our Advisor in acquiring our investments, selecting tenants for our properties and securing independent financing arrangements. As of December 31, 2011, we own only nine properties and we have not identified any other properties to acquire and do not have any other investments. Except for those investments described herein and those investors who purchase shares in our offering after such time as our prospectus is supplemented to describe one or more additional investments which have been identified, you will have no opportunity to evaluate the terms of transactions or other economic or financial data concerning our investments. You must rely entirely on the management ability of our Advisor and the oversight of our board of directors. We cannot be sure that our Advisor will be successful in obtaining suitable investments on financially attractive terms or that, if it makes investments on our behalf, our objectives will be achieved.

We may suffer from delays in locating suitable investments, which could adversely affect our ability to make distributions and the value of your investment.
 We could suffer from delays in locating suitable investments, particularly as a result of our reliance on our Advisor at times when management of our Advisor is simultaneously seeking to locate suitable investments for other affiliated programs. Delays we encounter in the selection and acquisition of income-producing properties (and, if we develop properties, development of income-producing properties) likely would adversely affect our ability to make distributions and the value of your overall returns. In such event, we may pay all or a substantial portion of our distributions from the proceeds of our offering or from borrowings in anticipation of future cash flow, which may constitute a return of your capital. We have not established any limit on the amount of proceeds from our offering that may be used to fund distributions, except that, in accordance with our organizational documents and Maryland law, we may not make distributions that would: (1) cause us to be unable to pay our debts as they become due in the usual course of business; (2) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences, if any; or (3) jeopardize our ability to qualify as a REIT. Distributions from the proceeds of our offering or from borrowings also could reduce the amount of capital we ultimately invest in properties. This, in turn, would reduce the value of your investment. In particular, where we acquire properties prior to the start of construction or during the early stages of construction, it typically will take several months to complete construction and rent available space. Therefore, you could suffer delays in the receipt of cash distributions attributable to those particular properties. If our Advisor is unable to obtain further suitable investments, we will hold the uninvested proceeds of our offering in an interest-bearing account or invest the proceeds in short-term, investment-grade investments. If we cannot invest the uninvested proceeds from our offering within a reasonable amount of time, or if our board of directors determines it is in the best interests of our stockholders, we will return the uninvested proceeds to investors.
Our properties may be adversely affected by the current economic downturn, as well as economic cycles and risks inherent to the New York MSA, especially New York City.
We expect to use substantially all the net proceeds of our offering to acquire quality income-producing commercial real estate located predominantly in New York City and elsewhere in the New York MSA. Any adverse situation that disproportionately affects the New York MSA, including a continuation or worsening of the current economic downturn, would have a magnified adverse effect on our portfolio. Real estate markets are subject to economic downturns, as they have been in the past, and we cannot predict how economic conditions will impact the New York MSA in both the short and long term. Declines in the economy or a decline in the real estate market in the New York MSA could hurt our financial performance and the value of our properties. The factors affecting economic conditions in the New York MSA include:

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
The management of multiple REITs, especially REITs in the development stage, by our executive officers and officers of our Advisor may significantly reduce the amount of time our executive officers and officers of our Advisor are able to spend on activities related to us and may cause other conflicts of interest, which may cause our operating results to suffer.
Our executive officers and officers of our Advisor are part of the senior management or are key personnel of the other American Realty Capital-sponsored REITs and their advisors. American Realty Capital-sponsored REITs, including us, Phillips Edison — ARC Shopping Center REIT, Inc., or PE-ARC, American Realty Capital Healthcare Trust, Inc., or ARC HT, American Realty Capital — Retail Centers of America, Inc., or ARC RCA, American Realty Capital Daily Net Asset Value Trust, Inc., or ARC Daily NAV, American Realty Capital Trust III, Inc., or ARCT III have effective registration statements and currently are offering securities in the aggregate of approximately $9.0 billion. American Realty Capital Global Daily Net Asset Value Trust, Inc., or ARC Global DNAV, has a registration statement that is not yet effective and is in the development phase. In addition, American Realty Capital Trust, Inc., or ARCT, completed its public offering of common stock in December 2011 for gross proceeds of approximately $1.7 billion. American Realty Capital Properties, Inc., or ARCP, which currently trades on NASDAQ Capital Market under the symbol “ARCP,” completed its initial public offering of common stock for gross proceeds of approximately $69.8 million. As a result, such REITs will have concurrent or overlapping fundraising, acquisition, operational and disposition and liquidation phases as us, which may cause conflicts of interest to arise throughout the life of our company with respect to, among other things, finding investors, locating and acquiring properties, entering into leases and disposing of properties. Additionally, based on our Sponsor’s experience, a significantly greater time commitment is required of senior management during the development stage when the REIT is being organized, funds are initially being raised and funds are initially being invested, and less time is required as additional funds are raised and the offering matures. The conflicts of interest each of our executive officers and each officer of our Advisor will face may delay our fund raising and investment of our proceeds due to the competing time demands and generally cause our operating results to suffer. Officers of any service provider may face similar conflicts of interest should they be involved with the management of multiple REITs, and especially REITs in the developmental stage.
We will compete for investors with other programs of our Sponsor, which could adversely affect the amount of capital we have to invest.
The American Realty Capital group of companies is currently the sponsor of seven other public offerings of non-traded REIT shares and a public offering of shares for a REIT that has been approved for listing on The NASDAQ Capital Market, the majority of which offerings will be ongoing during a significant portion of our offering period. These programs all have filed registration statements for the offering of common stock and either are or intend to elect to be taxed as REITs. Except for ARCT, whose offering was fully subscribed as of July 5, 2011, the offerings are taking place concurrently with our offering, and our Sponsor is likely to sponsor other offerings during our offering period. Our Dealer Manager is the dealer manager for these other offerings. We will compete for investors with these other programs, and the overlap of these offerings with our offering could adversely affect our ability to raise all the capital we seek in our offering, the timing of sales of our shares and the amount of proceeds we have to spend on real estate investments.
Our Advisor will face conflicts of interest relating to the purchase and leasing of properties, and such conflicts may not be resolved in our favor, which could adversely affect our investment opportunities.
Affiliates of our Advisor have sponsored and may sponsor one or more other real estate investment programs in the future. We may buy properties at the same time as one or more of the other American Realty Capital-sponsored programs managed by officers and key personnel of our Advisor. There is a risk that our Advisor will choose a property that provides lower returns to us than a property purchased by another American Realty Capital-sponsored program. We cannot be sure that officers and key personnel acting on behalf of our Advisor and on behalf of managers of other American Realty Capital-sponsored programs will act in our best interests when deciding whether to allocate any particular property to us. In addition, we may acquire properties in geographic areas where other American Realty Capital-sponsored programs own properties. Also, we may acquire properties from, or sell properties to, other American Realty Capital-sponsored programs. If one of the other American Realty Capital-sponsored programs attracts a tenant that we are competing for, we could suffer a loss of revenue due to delays in locating another suitable tenant. You will not have the opportunity to evaluate the manner in which these conflicts of interest are resolved before or after making your investment. Similar conflicts of interest may apply if our Advisor determines to make or purchase mortgage, bridge or mezzanine loans or participations therein on our behalf, since other American Realty Capital-sponsored programs may be competing with us for these investments.

Our Advisor faces conflicts of interest relating to joint ventures, which could result in a disproportionate benefit to the other venture partners at our expense.
We have entered into a joint venture agreement with an affiliated entity, American Realty Capital Operating Partnership, L.P., and may enter into joint ventures with other American Realty Capital-sponsored programs for the acquisition, development or improvement of properties. Our Advisor may have conflicts of interest in determining which American Realty Capital-sponsored program should enter into any particular joint venture agreement. The co-venturer may have economic or business interests or goals that are or may become inconsistent with our business interests or goals. In addition, our Advisor may face a conflict in structuring the terms of the relationship between our interests and the interest of the affiliated co-venturer and in managing the joint venture. Since our Advisor and its affiliates will control both the affiliated co-venturer and, to a certain extent, us, agreements and transactions between the co-venturers with respect to any such joint venture will not have the benefit of arm’s-length negotiation of the type normally conducted between unrelated co-venturers, which may result in the co-venturer receiving benefits greater than the benefits that we receive. In addition, we may assume liabilities related to the joint venture that exceeds the percentage of our investment in the joint venture.
Our Advisor and its officers and employees and certain of our key personnel face competing demands relating to their time, and this may cause our operating results to suffer.
Our Advisor and its officers and employees and certain of our key personnel and their respective affiliates are key personnel, general partners and sponsors of other real estate programs having investment objectives and legal and financial obligations similar to ours and may have other business interests as well. Because these persons have competing demands on their time and resources, they may have conflicts of interest in allocating their time between our business and these other activities. If this occurs, the returns on our investments may suffer.
Our officers and directors face conflicts of interest related to the positions they hold with affiliated entities, which could hinder our ability to successfully implement our business strategy and to generate returns to you.
Certain of our executive officers, including Nicholas S. Schorsch, who also serves as the chairman of our board of directors, and William M. Kahane, our president, also are officers of our Advisor, our Property Manager, our Dealer Manager and other affiliated entities, including other REITs sponsored by the American Realty Capital group of companies, and their respective advisors and property managers. As a result, these individuals owe fiduciary duties to these other entities and their stockholders and limited partners, which fiduciary duties may conflict with the duties that they owe to us and our stockholders. Their loyalties to these other entities could result in actions or inactions that are detrimental to our business, which could harm the implementation of our business strategy and our investment and leasing opportunities. Conflicts with our business and interests are most likely to arise from involvement in activities related to (a) allocation of new investments and management time and services between us and the other entities, (b) our purchase of properties from, or sale of properties, to affiliated entities, (c) the timing and terms of the investment in or sale of an asset, (d) development of our properties by affiliates, (e) investments with affiliates of our Advisor, (f) compensation to our Advisor, and (g) our relationship with our Dealer Manager and Property Manager. If we do not successfully implement our business strategy, we may be unable to generate cash needed to make distributions to you and to maintain or increase the value of our assets. If these individuals act in a manner that is detrimental to our business or favor one entity over another, they may be subject to liability for breach of fiduciary duty.
Our Advisor faces conflicts of interest relating to the incentive fee structure under our advisory agreement, which could result in actions that are not necessarily in the long-term best interests of our stockholders.
Under our advisory agreement, our Advisor or its affiliates will be entitled to fees that are structured in a manner intended to provide incentives to our Advisor to perform in our best interests and in the best interests of our stockholders. However, because our Advisor does not maintain a significant equity interest in us and is entitled to receive substantial minimum compensation regardless of performance, our Advisor’s interests are not wholly aligned with those of our stockholders. In that regard, our Advisor could be motivated to recommend riskier or more speculative investments in order for us to generate the specified levels of performance or sales proceeds that would entitle our Advisor to fees. In addition, our Advisor’s or its affiliates’ entitlement to fees upon the sale of our assets and to participate in sale proceeds could result in our Advisor recommending sales of our investments at the earliest possible time at which sales of investments would produce the level of return that would entitle the Advisor to compensation relating to such sales, even if continued ownership of those investments might be in our best long-term interest. Our advisory agreement will require us to pay a performance-based termination fee to our Advisor or its affiliates if we terminate the advisory agreement prior to the listing of our shares for trading on an exchange or, absent such listing, in respect of its participation in net sales proceeds. To avoid paying this fee, our independent directors may decide against terminating the advisory agreement prior to our listing of our shares or disposition of our investments even if, but for the termination fee, termination of the advisory agreement would be in our best interest. In addition, the requirement to pay the fee to the Advisor or its affiliates at termination could cause us to make different investment or disposition decisions than we would otherwise make, in order to satisfy our obligation to pay the fee to the terminated Advisor. Moreover, our Advisor will have the right to terminate the advisory agreement upon a change of control of our company and thereby trigger the payment of the performance fee, which could have the effect of delaying, deferring or preventing the change of control.

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
Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT. Unless exempted by our board of directors, no person may own more than 9.8% in value of the aggregate of the outstanding shares of our stock or more than 9.8% (in value or in number, whichever is more restrictive) of any class or series of the outstanding shares of our stock. This restriction may have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all our assets) that might provide a premium price for holders of our common stock.
Our charter permits our board of directors to issue stock with terms that may subordinate the rights of common stockholders or discourage a third party from acquiring us in a manner that might result in a premium price to our stockholders.
Our charter permits our board of directors to issue up to 350.0 million shares of stock. In addition, our board of directors, without any action by our stockholders, may amend our charter from time to time to increase or decrease the aggregate number of shares or the number of shares of any class or series of stock that we have authority to issue. Our board of directors may classify or reclassify any unissued common stock or preferred stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications and terms or conditions of redemption of any such stock. Thus, our board of directors could authorize the issuance of preferred stock with terms and conditions that could have a priority as to distributions and amounts payable upon liquidation over the rights of the holders of our common stock. Preferred stock could also have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all our assets) that might provide a premium price for holders of our common stock.
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

These super-majority vote requirements do not apply if the corporation’s common stockholders receive a minimum price, as defined under Maryland law, for their shares in the form of cash or other consideration in the same form as previously paid by the interested stockholder for its shares. The business combination statute permits various exemptions from its provisions, including business combinations that are exempted by the board of directors prior to the time that the interested stockholder becomes an interested stockholder. Pursuant to the statute, our board of directors has exempted any business combination involving our Advisor or any affiliate of our Advisor. Consequently, the five-year prohibition and the super-majority vote requirements will not apply to business combinations between us and our Advisor or any affiliate of our Advisor. As a result, our Advisor and any affiliate of our Advisor may be able to enter into business combinations with us that may not be in the best interest of our stockholders, without compliance with the super-majority vote requirements and the other provisions of the statute. The business combination statute may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer.
Maryland law limits the ability of a third-party to buy a large stake in us and exercise voting power in electing directors.
The Maryland Control Share Acquisition Act provides that “control shares” of a Maryland corporation acquired in a “control share acquisition” have no voting rights except to the extent approved by stockholders by a vote of two-thirds of the votes entitled to be cast on the matter. Shares of stock owned by the acquirer, by officers or by employees who are directors of the corporation, are excluded from shares entitled to vote on the matter. “Control shares” are voting shares of stock which, if aggregated with all other shares of stock owned by the acquirer or in respect of which the acquirer can exercise or direct the exercise of voting power (except solely by virtue of a revocable proxy), would entitle the acquirer to exercise voting power in electing directors within specified ranges of voting power. Control shares do not include shares the acquiring person is then entitled to vote as a result of having previously obtained stockholder approval. A “control share acquisition” means the acquisition of control shares. The control share acquisition statute does not apply (a) to shares acquired in a merger, consolidation or share exchange if the corporation is a party to the transaction, or (b) to acquisitions approved or exempted by the charter or by-laws of the corporation. Our by-laws contain a provision exempting from the Control Share Acquisition Act any and all acquisitions of our stock by any person. There can be no assurance that this provision will not be amended or eliminated at any time in the future.
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
We will not calculate the net asset value per share for our shares until 18 months after completion of our last offering. Therefore, you will not be able to determine the net asset value of your shares on an ongoing basis during our offering and for a substantial period of time thereafter.
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

Because our Dealer Manager is one of our affiliates, you will not have the benefit of an independent review of our prospectus or us customarily performed in underwritten offerings.
Our Dealer Manager is one of our affiliates and will not make an independent review of us or our offering. Accordingly, you will have to rely on your own broker-dealer to make an independent review of the terms of our offering. If your broker-dealer does not conduct such a review, you will not have the benefit of an independent review of the terms of our offering. Further, the due diligence investigation of us by our Dealer Manager cannot be considered to be an independent review and, therefore, may not be as meaningful as a review conducted by an unaffiliated broker-dealer or investment banker. In addition, we do not, and do not expect to, have research analysts reviewing our performance or our securities on an ongoing basis. Therefore, you will not have an independent review of our performance and the value of our common stock relative to publicly traded companies.
Your interest in us will be diluted if we issue additional shares.
Existing stockholders and potential investors in our offering do not have preemptive rights to any shares issued by us in the future. Our charter currently has authorized 350.0 million shares of stock, of which 300.0 million shares are designated as common stock and 50.0 million are designated as preferred stock. Subject to any limitations set forth under Maryland law, our board of directors may increase or decrease the aggregate number of authorized shares of stock, increase or decrease the number of shares of any class or series of stock designated, or reclassify any unissued shares without the necessity of obtaining stockholder approval. All such shares may be issued in the discretion of our board of directors. Existing stockholders and investors purchasing shares in our offering likely will suffer dilution of their equity investment in us if we: (a) sell shares in our offering or sell additional shares in the future, including those issued pursuant to our distribution reinvestment plan; (b) sell securities that are convertible into shares of our common stock; (c) issue shares of our common stock in a private offering of securities to institutional investors; (d) issue restricted share awards to our directors; (e) issue shares to our Advisor or its successors or assigns, in payment of an outstanding fee obligation as set forth under our advisory agreement; or (f) issue shares of our common stock to sellers of properties acquired by us in connection with an exchange of limited partnership interests of the OP. In addition, the partnership agreement for the OP contains provisions that would allow, under certain circumstances, other entities, including other American Realty Capital-sponsored programs, to merge into or cause the exchange or conversion of their interest for interests of the OP. Because the limited partnership interests of the OP may, in the discretion of our board of directors, be exchanged for shares of our common stock, any merger, exchange or conversion between the OP and another entity ultimately could result in the issuance of a substantial number of shares of our common stock, thereby diluting the percentage ownership interest of other stockholders. Because of these and other reasons described in this “Risk Factors” section, you should not expect to be able to own a significant percentage of our shares.
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

The value of our common shares was diluted upon conversion of the preferred shares.
On December 22, 2009, we commenced a private offering to accredited investors of up to $50.0 million in shares of our 8% series A convertible preferred stock (the "Preferred Shares") subject to an option to increase the offering up to $100.0 million in shares of our preferred stock. Pursuant to the terms of the private offering, the private offering terminated on September 2, 2010, the effective date of the registration statement. We received aggregate gross offering proceeds, net of certain discounts, of approximately $16.9 million from the sale of shares in the private offering. The preferred shares were convertible in whole or in part into shares of common stock after September 2, 2011, the first anniversary of the final closing of the private offering, at a conversion price of $9.00 per share (subject to discounts to a price not less than $8.50). On December 15, 2011, we exercised our option to convert all our outstanding preferred shares into approximately 2.0 million shares of common stock on a one-for-one basis. This conversion price was at a discount from the public offering price of our common stock pursuant to our offering and has resulted in dilution of our stockholders’ interest in us.
Payment of fees to our Advisor and its affiliates reduces cash available for investment and distribution.
Our Advisor and its affiliates will perform services for us in connection with the offer and sale of the shares, the selection and acquisition of our investments, and the management and leasing of our properties, the servicing of our mortgage, bridge or mezzanine loans, if any, and the administration of our other investments. They are paid substantial fees for these services, which reduces the amount of cash available for investment in properties or distribution to stockholders. Such fees and reimbursements include, but are not limited to: (i) a property management fee of 4% per annum of gross revenues from properties managed; (ii) a monthly asset management fee equal to one-twelfth of 0.75% of the cost our assets; (iii) reimbursement of up to 1.5% of gross offering proceeds for organization and offering expenses; (iv) acquisition fees equal to 1.0% of the contract purchase price of each property or asset that we acquire (including our pro rata share of debt attributable to such property) and 1.0% of the amount advanced for a loan or other investment (including our pro rata share of debt attributable to such investment), along with reimbursement of acquisition expenses; (v) reimbursement for expenses actually incurred (including personnel costs) related to selecting, evaluating and acquiring assets on our behalf; (vi) a financing coordination fee equal to 0.75% of the amount available and/or outstanding under any debt financing that we obtain and use for the acquisition of properties and other investments or that is assumed, directly or indirectly, in connection with the acquisition of properties; (vii) a real estate commission paid on the sale of property, up to the lesser of 2% and one-half of the total brokerage commission paid if a third party broker is also involved; (viii) a subordinated participation in net sale proceeds equal to 15% of remaining Net Sale Proceeds (as defined in the advisory agreement) after return of capital contributions plus payment to investors of an annual 6% cumulative, pre-tax, non-compounded return on the capital contributed by investors; (ix) a subordinated incentive listing fee equal to 15% of the amount by which the sum of our adjusted market value plus distributions exceeds the sum of the aggregate capital contributed by investors plus an amount equal to an annual 6% cumulative, pre-tax, non-compounded return to investors; and (x) a subordinated termination fee, in each case subject to the conditions set forth in the advisory agreement.
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
These and other risks may prevent us from being profitable or from realizing growth or maintaining the value of our real estate properties.
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
Rental income from office properties fluctuates with general market and economic conditions. Our office properties may be adversely affected by the unprecedented volatility and illiquidity in the financial and credit markets, the general global economic recession, and other market or economic challenges experienced by the U.S. economy or real estate industry as a whole. Because our portfolio will include commercial office buildings located principally in Manhattan, if economic conditions persist or deteriorate, then our results of operations, financial condition and ability to service current debt and to pay distributions to our stockholders may be adversely affected by the following, among other potential conditions:

•
that significant job losses in the financial and professional services industries have occurred and may continue to occur, which may decrease demand for our office space, causing market rental rates and property values to be negatively impacted;

•
that our ability to borrow on terms and conditions that we find acceptable, or at all, may be limited, which could reduce our ability to pursue acquisition and development opportunities and refinance existing debt, reduce our returns from both our existing operations and our acquisition and development activities and increase our future interest expense;

•
that reduced values of our properties may limit our ability to dispose of assets at attractive prices or to obtain debt financing secured by our properties and may reduce the availability of unsecured loans; and

•	that reduced liquidity in debt markets and increased credit risk premiums for certain market participants may impair our ability to access capital.
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
Lodging Industry Risks
The hotel industry is very competitive and seasonal and has been affected by economic slowdowns, terrorist attacks and other world events.
The hotel industry is intensely competitive and seasonal in nature and has been affected by the current economic slowdown, terrorist attacks, military activity in the Middle East, natural disasters and other world events impacting the global economy and the travel and hotel industries, and, as a result, our lodging properties may be adversely affected. Since the hotel industry is intensely competitive, our third-party management company and our third-party tenants may be unable to compete successfully or if our competitors’ marketing strategies are more effective, our results of operations, financial condition, and cash flows including our ability to service debt and to make distributions to our stockholders, may be adversely affected. In particular, as a result of terrorist attacks around the world, the war in Iraq and the effects of the economic recession, subsequent to 2001 the lodging industry experienced a significant decline in business caused by a reduction in both business and leisure travel. Our business and lodging properties may continue to be affected by such events, including our hotel occupancy levels and average daily rates, and, as a result, our revenues may decrease or not increase to levels we expect.
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

We will rely on a third-party hotel management company to establish and maintain adequate internal controls over financial reporting at our lodging properties. In doing this, the property manager should have policies and procedures in place which allow it to effectively monitor and report to us the operating results of our lodging properties which ultimately are included in our consolidated financial statements. Because the operations of our lodging properties ultimately become a component of our consolidated financial statements, we evaluate the effectiveness of the internal controls over financial reporting at all our properties, including our lodging properties, in connection with the certifications we provide in our quarterly and annual reports on Form 10-Q and Form 10-K, respectively, pursuant to the Sarbanes Oxley Act of 2002. However, we will not control the design or implementation of or changes to internal controls at any of our lodging properties. Thus, even if we believe that our lodging properties are being operated without effective internal controls, we may not be able to require the third-party management company to change its internal control structure. This could require us to implement extensive and possibly inefficient controls at a parent level in an attempt to mitigate such deficiencies. If such controls are not effective, the accuracy of the results of our operations that we report could be affected. Accordingly, our ability to conclude that, as a company, our internal controls are effective is significantly dependent upon the effectiveness of internal controls that our third-party management company will implement at our lodging properties. It is possible that we could have a significant deficiency or material weakness as a result of the ineffectiveness of the internal controls at one or more of our lodging properties.
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
In addition, the state of the debt markets could have an impact on the overall amount of capital invested in real estate which may result in price or value decreases of real estate assets. This could negatively impact the current value of our existing assets.

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
We may invest in CMBS, which may increase our exposure to credit and interest rate risk and the risks of the securitization process.
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
Any real estate debt security that we originate or purchase is subject to the risks of delinquency and foreclosure.
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
U.S. Federal Income Tax Risks
Our failure to qualify or remain qualified as a REIT would subject us to U.S. federal income tax and potentially state and local tax, and would adversely affect our operations and the market price of our common stock.
We believe that we have qualified to be taxed as a REIT beginning with our taxable year ending December 31, 2010. However, we may terminate our REIT qualification, if our board of directors determines that not qualifying as a REIT is in the best interests of our stockholders, or inadvertently. Our qualification as a REIT depends upon our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. We intend to structure our activities in a manner designed to satisfy all the requirements for qualification as a REIT. However, the REIT qualification requirements are extremely complex and interpretation of the U.S. federal income tax laws governing qualification as a REIT is limited. Accordingly, we cannot be certain that we will be successful in operating so we can qualify or remain qualified as a REIT. Our ability to satisfy the asset tests depends on our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. Our compliance with the REIT income or quarterly asset requirements also depends on our ability to successfully manage the composition of our income and assets on an ongoing basis. Accordingly, if certain of our operations were to be recharacterized by the IRS, such recharacterization could jeopardize our ability to satisfy all the requirements for qualification as a REIT. Furthermore, future legislative, judicial or administrative changes to the U.S. federal income tax laws could be applied retroactively, which could result in our disqualification as a REIT.

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
Even REITs, in certain circumstances, may incur tax liabilities that would reduce our cash available for distribution to you.
Even if we qualify and maintain our status as a REIT, we may become subject to U.S. federal income taxes and related state and local taxes. For example, net income from the sale of properties that are “dealer” properties sold by a REIT (a “prohibited transaction” under the Internal Revenue Code) will be subject to a 100% tax. We may not make sufficient distributions to avoid excise taxes applicable to REITs. We also may decide to retain net capital gain we earn from the sale or other disposition of our property and pay income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability unless they file U.S. federal income tax returns and thereon seek a refund of such tax. We also may be subject to state and local taxes on our income or property, including franchise, payroll and transfer taxes, either directly or at the level of our Operating Partnership or at the level of the other companies through which we indirectly own our assets, such as our TRSs, which are subject to full U.S. federal, state, local and foreign corporate-level income taxes. Any taxes we pay directly or indirectly will reduce our cash available for distribution to you.
To qualify as a REIT we must meet annual distribution requirements, which may force us to forgo otherwise attractive opportunities or borrow funds during unfavorable market conditions. This could delay or hinder our ability to meet our investment objectives and reduce your overall return.
In order to qualify and maintain our status as a REIT, we must annually distribute to our stockholders at least 90% of our REIT taxable income (which does not equal net income, as calculated in accordance with GAAP), determined without regard to the deduction for distributions paid and excluding net capital gain. We will be subject to U.S. federal income tax on our undistributed taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (i) 85% of our ordinary income, (ii) 95% of our capital gain net income and (iii) 100% of our undistributed income from prior years. These requirements could cause us to distribute amounts that otherwise would be spent on investments in real estate assets and it is possible that we might be required to borrow funds, possibly at unfavorable rates, or sell assets to fund these distributions. Although we intend to make distributions sufficient to meet the annual distribution requirements and to avoid U.S. federal income and excise taxes on our earnings while we qualify as a REIT, it is possible that we might not always be able to do so.
Certain of our business activities are potentially subject to the prohibited transaction tax, which could reduce the return on your investment.
For so long as we qualify as a REIT, our ability to dispose of property during the first few years following acquisition is restricted to a substantial extent as a result of our REIT qualification. Under applicable provisions of the Internal Revenue Code regarding prohibited transactions by REITs, while we qualify as a REIT, we will be subject to a 100% penalty tax on any gain recognized on the sale or other disposition of any property (other than foreclosure property) that we own, directly or through any subsidiary entity, including our operating partnership, but generally excluding our TRSs, that is deemed to be inventory or property held primarily for sale to customers in the ordinary course of trade or business. Whether property is inventory or otherwise held primarily for sale to customers in the ordinary course of a trade or business depends on the particular facts and circumstances surrounding each property. While we qualify as a REIT, we avoid the 100% prohibited transaction tax by (1) conducting activities that may otherwise be considered prohibited transactions through a TRS (but such TRS will incur income taxes), (2) conducting our operations in such a manner so that no sale or other disposition of an asset we own, directly or through any subsidiary, will be treated as a prohibited transaction or (3) structuring certain dispositions of our properties to comply with a prohibited transaction safe harbor available under the Code for properties held for at least two years. However, no assurance can be given that any particular property we own, directly or through any subsidiary entity, including our operating partnership, but generally excluding our TRSs, will not be treated as inventory or property held primarily for sale to customers in the ordinary course of a trade or business.
Our TRSs are subject to corporate-level taxes and our dealings with our TRSs may be subject to 100% excise tax.
A REIT may own up to 100% of the stock of one or more TRS. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 25% of the value of a REIT’s assets may consist of stock or securities of one or more TRS.

A TRS may hold assets and earn income that would not be qualifying assets or income if held or earned directly by a REIT, including gross income from operations pursuant to management contracts. We must operate our “qualified lodging facilities” through one or more TRS that lease such properties from us. We may use our TRSs generally for other activities as well, such as to hold properties for sale in the ordinary course of business or to hold assets or conduct activities that we cannot conduct directly as a REIT. A TRS will be subject to applicable U.S. federal, state, local and foreign income tax on its taxable income. In addition, the rules also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis.
If our leases to our TRSs are not respected as true leases for U.S. federal income tax purposes, we would fail to qualify as a REIT.
To qualify as a REIT, we must satisfy two gross income tests, under which specified percentages of our gross income must be derived from certain sources, such as “rents from real property.” In order for such rent to qualify as “rents from real property” for purposes of the REIT gross income tests, the leases must be respected as true leases for U.S. federal income tax purposes and not be treated as service contracts, joint ventures or some other type of arrangement. If our leases are not respected as true leases for U.S. federal income tax purposes, we would fail to qualify as a REIT.
If our operating partnership failed to qualify as a partnership or is not otherwise disregarded for U.S. federal income tax purposes, we would cease to qualify as a REIT.
We intend to maintain the status of the operating partnership as a partnership or a disregarded entity for U.S. federal income tax purposes. However, if the IRS were to successfully challenge the status of the operating partnership as a partnership or disregarded entity for such purposes, it would be taxable as a corporation. In such event, this would reduce the amount of distributions that the operating partnership could make to us. This also would result in our failing to qualify as a REIT, and becoming subject to a corporate level tax on our income. This substantially would reduce our cash available to pay distributions and the yield on your investment. In addition, if any of the partnerships or limited liability companies through which the operating partnership owns its properties, in whole or in part, loses its characterization as a partnership and is otherwise not disregarded for U.S. federal income tax purposes, it would be subject to taxation as a corporation, thereby reducing distributions to the operating partnership. Such a recharacterization of an underlying property owner could also threaten our ability to maintain our REIT qualification.
If our “qualified lodging facilities” are not properly leased to a TRS or the managers of such “qualified lodging facilities” do not qualify as “eligible independent contractors,” we could fail to qualify as a REIT.
In general, we cannot operate any lodging facilities and can only indirectly participate in the operation of “qualified lodging facilities” on an after-tax basis through leases of such properties to our TRSs. A “qualified lodging facility” is a hotel, motel, or other establishment in which more than one-half of the dwelling units are used on a transient basis at which or in connection with which wagering activities are not conducted. Rent paid by a lessee that is a “related party tenant” of ours will not be qualifying income for purposes of the two gross income tests applicable to REITs. A TRS that leases lodging facilities from us will not be treated as a “related party tenant” with respect to our lodging facilities that are managed by an independent management company, so long as the independent management company qualifies as an “eligible independent contractor.”
Each of the management companies that enters into a management contract with our TRSs must qualify as an “eligible independent contractor” under the REIT rules in order for the rent paid to us by our TRSs to be qualifying income for purposes of the REIT gross income tests. An “eligible independent contractor” is an independent contractor that, at the time such contractor enters into a management or other agreement with a TRS to operate a “qualified lodging facility,” is actively engaged in the trade or business of operating “qualified lodging facilities” for any person not related, as defined in the Internal Revenue Code, to us or the TRS. Among other requirements, in order to qualify as an independent contractor a manager must not own, directly or applying attribution provisions of the Code, more than 35% of our outstanding shares of stock (by value), and no person or group of persons can own more than 35% of our outstanding shares and 35% of the ownership interests of the manager (taking into account only owners of more than 5% of our shares and, with respect to ownership interest in such managers that are publicly traded, only holders of more than 5% of such ownership interests). The ownership attribution rules that apply for purposes of the 35% thresholds are complex. Although we intend to monitor ownership of our stock by our managers and their owners, there can be no assurance that these ownership levels will not be exceeded.

Our investments in certain debt instruments may cause us to recognize “phantom income” for U.S. federal income tax purposes even though no cash payments have been received on the debt instruments, and certain modifications of such debt by us could cause the modified debt to not qualify as a good REIT asset, thereby jeopardizing our REIT qualification.
Our taxable income may substantially exceed our net income as determined based on GAAP, or differences in timing between the recognition of taxable income and the actual receipt of cash may occur. For example, we may acquire assets, including debt securities requiring us to accrue original issue discount, or OID, or recognize market discount income, that generate taxable income in excess of economic income or in advance of the corresponding cash flow from the assets referred to as “phantom income.” In addition, if a borrower with respect to a particular debt instrument encounters financial difficulty rendering it unable to pay stated interest as due, we may nonetheless be required to continue to recognize the unpaid interest as taxable income with the effect that we will recognize income but will not have a corresponding amount of cash available for distribution to our stockholders.
As a result of the foregoing, we may generate less cash flow than taxable income in a particular year and find it difficult or impossible to meet the REIT distribution requirements in certain circumstances. In such circumstances, we may be required to (a) sell assets in adverse market conditions, (b) borrow on unfavorable terms, (c) distribute amounts that would otherwise be used for future acquisitions or used to repay debt, or (d) make a taxable distribution of our shares of common stock as part of a distribution in which stockholders may elect to receive shares of common stock or (subject to a limit measured as a percentage of the total distribution) cash, in order to comply with the REIT distribution requirements.
Moreover, we may acquire distressed debt investments that require subsequent modification by agreement with the borrower. If the amendments to the outstanding debt are “significant modifications” under the applicable Treasury Regulations, the modified debt may be considered to have been reissued to us in a debt-for-debt taxable exchange with the borrower. This deemed reissuance may prevent the modified debt from qualifying as a good REIT asset if the underlying security has declined in value and would cause us to recognize income to the extent the principal amount of the modified debt exceeds our adjusted tax basis in the unmodified debt.
The failure of a mezzanine loan to qualify as a real estate asset would adversely affect our ability to qualify as a REIT.
In general, in order for a loan to be treated as a qualifying real estate asset producing qualifying income for purposes of the REIT asset and income tests, the loan must be secured by real property. We may acquire mezzanine loans that are not directly secured by real property but instead secured by equity interests in a partnership or limited liability company that directly or indirectly owns real property. In Revenue Procedure 2003-65, the IRS provided a safe harbor pursuant to which a mezzanine loan that is not secured by real estate would, if it meets each of the requirements contained in the Revenue Procedure, be treated by the IRS as a qualifying real estate asset. Although the Revenue Procedure provides a safe harbor on which taxpayers may rely, it does not prescribe rules of substantive tax law and in many cases it may not be possible for us to meet all the requirements of the safe harbor. We cannot provide assurance that any mezzanine loan in which we invest would be treated as a qualifying asset producing qualifying income for REIT qualification purposes. If any such loan fails either the REIT income or asset tests, we may be disqualified as a REIT.
We may choose to make distributions in our own stock, in which case you may be required to pay income taxes in excess of the cash dividends you receive.
In connection with our qualification as a REIT, we are required to annually distribute to our stockholders at least 90% of our REIT taxable income (which does not equal net income, as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding net capital gain. In order to satisfy this requirement, we may distribute taxable dividends that are payable in cash and shares of our common stock at the election of each stockholder. Generally, under IRS Revenue Procedure 2010-12, up to 90% of any such taxable dividend with respect to the taxable years ending on or before December 31, 2011 could be payable in our common stock. Taxable stockholders receiving such dividends will be required to include the full amount of the dividend as ordinary income to the extent of our current or accumulated earnings and profits for U.S. federal income tax purposes. As a result, U.S. stockholders may be required to pay income taxes with respect to such dividends in excess of the cash dividends received. Accordingly, U.S. stockholders receiving a distribution of our shares may be required to sell shares received in such distribution or may be required to sell other stock or assets owned by them, at a time that may be disadvantageous, in order to satisfy any tax imposed on such distribution. If a U.S. stockholder sells the stock that it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to certain non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock, by withholding or disposing of part of the shares in such distribution and using the proceeds of such disposition to satisfy the withholding tax imposed. In addition, if a significant number of our stockholders determine to sell shares of our common stock in order to pay taxes owed on dividends, such sale may put downward pressure on the price of our common stock.

Further, while Revenue Procedure 2010-12 applies only to taxable dividends payable by us in a combination of cash and stock with respect to the taxable years ending on or before December 31, 2011, it is unclear whether and to what extent we will be able to pay taxable dividends in cash and stock in later years. Moreover, various tax aspects of such a taxable cash/stock dividend are uncertain and have not yet been addressed by the IRS. No assurance can be given that the IRS will not impose additional requirements in the future with respect to taxable cash/stock dividends, including on a retroactive basis, or assert that the requirements for such taxable cash/stock dividends have not been met.
Distributions that we make to our stockholders generally will be taxable as ordinary income.
Distributions that we make to our taxable stockholders out of current and accumulated earnings and profits (and not designated as capital gain dividends, or, for taxable years beginning before January 1, 2013, qualified dividend income) generally will be taxable as ordinary income. However, a portion of our distributions may (1) be designated by us as capital gain dividends generally taxable as long-term capital gain to the extent that they are attributable to net capital gain recognized by us, (2) be designated by us, for taxable years beginning before January 1, 2013, as qualified dividend income generally to the extent they are attributable to dividends we receive from our TRSs, or (3) constitute a return of capital generally to the extent that they exceed our accumulated earnings and profits as determined for U.S. federal income tax purposes. A return of capital is not taxable, but has the effect of reducing the basis of a stockholder’s investment in our common stock.
Our stockholders may have tax liability on distributions that they elect to reinvest in common stock, but they would not receive the cash from such distributions to pay such tax liability.
If our stockholders participate in our distribution reinvestment program, they will be deemed to have received, and for U.S. federal income tax purposes will be taxed on, the amount reinvested in shares of our common stock to the extent the amount reinvested was not a tax-free return of capital. In addition, our stockholders will be treated for tax purposes as having received an additional distribution to the extent the shares are purchased at a discount to fair market value. As a result, unless a stockholder is a tax-exempt entity, it may have to use funds from other sources to pay its tax liability on the value of the shares of common stock received.
Dividends payable by REITs generally do not qualify for the reduced tax rates available for some dividends.
The maximum tax rate applicable to qualified dividend income payable to U.S. stockholders that are individuals, trusts and estates has been reduced by legislation to 15% for tax years beginning before January 1, 2013. Dividends payable by REITs, however, generally are not eligible for the reduced rates. Although this legislation does not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common stock.
If we were considered to actually or constructively pay a “preferential dividend” to certain of our stockholders, our status as a REIT could be adversely affected.
In order to qualify as a REIT, we must annually distribute to our stockholders at least 90% of our REIT taxable income (which does not equal net income, as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding net capital gain. In order for distributions to be counted as satisfying the annual distribution requirements for REITs, and to provide us with a REIT-level tax deduction, the distributions must not be “preferential dividends.” A dividend is not a preferential dividend if the distribution is pro rata among all outstanding shares of stock within a particular class, and in accordance with the preferences among different classes of stock as set forth in our organizational documents. Currently, there is uncertainty as to the IRS’s position regarding whether certain arrangements that REITs have with their stockholders could give rise to the inadvertent payment of a preferential dividend (e.g., the pricing methodology for stock purchased under a distribution reinvestment program inadvertently causing a greater than 5% discount on the price of such stock purchased). There is no de minimis exception with respect to preferential dividends; therefore, if the IRS were to take the position that we inadvertently paid a preferential dividend, we may be deemed to have failed the 90% distribution test, and our status as a REIT could be terminated for the year in which such determination is made if we were unable to cure such failure. While we believe that our operations have been structured in such a manner that we will not be treated as inadvertently paying preferential dividends, we can provide no assurance to this effect.

Complying with REIT requirements may limit our ability to hedge our liabilities effectively and may cause us to incur tax liabilities.
The REIT provisions of the Code may limit our ability to hedge our liabilities. Any income from a hedging transaction we enter into to manage risk of interest rate changes, price changes or currency fluctuations with respect to borrowings made or to be made to acquire or carry real estate assets, if properly identified under applicable Treasury Regulations, does not constitute “gross income” for purposes of the 75% or 95% gross income tests. To the extent that we enter into other types of hedging transactions, the income from those transactions will likely be treated as non-qualifying income for purposes of both of the gross income tests. As a result of these rules, we may need to limit our use of advantageous hedging techniques or implement those hedges through a TRS. This could increase the cost of our hedging activities because our TRSs would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in a TRS generally will not provide any tax benefit, except for being carried forward against future taxable income of such TRS.
Complying with REIT requirements may force us to forgo and/or liquidate otherwise attractive investment opportunities.
To qualify as a REIT, we must ensure that we meet the REIT gross income tests annually and that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets, including certain mortgage loans and certain kinds of mortgage-related securities. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 25% of the value of our total securities can be represented by securities of one or more TRS. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate assets from our portfolio or not make otherwise attractive investments in order to maintain our qualification as a REIT. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.
The ability of our board of directors to revoke our REIT qualification without stockholder approval may subject us to U.S. federal income tax and reduce distributions to our stockholders.
Our charter provides that our board of directors may revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that it is no longer in our best interest to continue to qualify as a REIT. While we intend to elect and qualify to be taxed as a REIT, we may not elect to be treated as a REIT or may terminate our REIT election if we determine that qualifying as a REIT is no longer in the best interests of our stockholders. If we cease to be a REIT, we would become subject to U.S. federal income tax on our taxable income and would no longer be required to distribute most of our taxable income to our stockholders, which may have adverse consequences on our total return to our stockholders and on the market price of our common stock.
We may be subject to adverse legislative or regulatory tax changes that could increase our tax liability, reduce our operating flexibility and reduce the price of our common stock.
In recent years, numerous legislative, judicial and administrative changes have been made in the provisions of U.S. federal income tax laws applicable to investments similar to an investment in shares of our common stock. Additional changes to the tax laws are likely to continue to occur, and we cannot assure you that any such changes will not adversely affect the taxation of a stockholder. Any such changes could have an adverse effect on an investment in our shares or on the market value or the resale potential of our assets. You are urged to consult with your own tax advisor with respect to the impact of recent legislation on your investment in our shares and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our shares. You also should note that our counsel’s tax opinion was based upon existing law, applicable as of the date of its opinion, all of which will be subject to change, either prospectively or retroactively.
Although REITs generally receive better tax treatment than entities taxed as regular corporations, it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be treated for U.S. federal income tax purposes as a corporation. As a result, our charter provides our board of directors with the power, under certain circumstances, to revoke or otherwise terminate our REIT election and cause us to be taxed as a regular corporation, without the vote of our stockholders. Our board of directors has fiduciary duties to us and our stockholders and could only cause such changes in our tax treatment if it determines in good faith that such changes are in the best interest of our stockholders.

Non-U.S. stockholders will be subject to U.S. federal withholding tax and may be subject to U.S. federal income tax on distributions received from us and upon the disposition of our shares.
Subject to certain exceptions, distributions received from us will be treated as dividends of ordinary income to the extent of our current or accumulated earnings and profits. Such dividends ordinarily will be subject to U.S. withholding tax at a 30% rate, or such lower rate as may be specified by an applicable income tax treaty, unless the distributions are treated as “effectively connected” with the conduct by the non-U.S. stockholder of a U.S. trade or business. Pursuant to the Foreign Investment in Real Property Tax Act of 1980, or FIRPTA, capital gain distributions attributable to sales or exchanges of “U.S. real property interests,” or USRPIs, generally will be taxed to a non-U.S. stockholder as if such gain were effectively connected with a U.S. trade or business. However, a capital gain dividend will not be treated as effectively connected income if (a) the distribution is received with respect to a class of stock that is regularly traded on an established securities market located in the United States and (b) the non-U.S. stockholder does not own more than 5% of the class of our stock at any time during the one-year period ending on the date the distribution is received. We do not anticipate that our shares will be “regularly traded” on an established securities market for the foreseeable future, and therefore, this exception is not expected to apply.
Gain recognized by a non-U.S. stockholder upon the sale or exchange of our common stock generally will not be subject to U.S. federal income taxation unless such stock constitutes a USRPI under FIRPTA. Our common stock will not constitute a USRPI so long as we are a “domestically-controlled qualified investment entity.” A domestically-controlled qualified investment entity includes a REIT if at all times during a specified testing period, less than 50% in value of such REIT’s stock is held directly or indirectly by non-U.S. stockholders. We believe, but cannot assure you, that we will be a domestically-controlled qualified investment entity.
Even if we do not qualify as a domestically-controlled qualified investment entity at the time a non-U.S. stockholder sells or exchanges our common stock, gain arising from such a sale or exchange would not be subject to U.S. taxation under FIRPTA as a sale of a USRPI if (a) our common stock is “regularly traded,” as defined by applicable Treasury regulations, on an established securities market, and (b) such non-U.S. stockholder owned, actually and constructively, 5% or less of our common stock at any time during the five-year period ending on the date of the sale. However, it is not anticipated that our common stock will be “regularly traded” on an established market. We encourage you to consult your tax advisor to determine the tax consequences applicable to you if you are a non-U.S. stockholder.
Potential characterization of distributions or gain on sale may be treated as unrelated business taxable income to tax-exempt investors.
If (a) we are a “pension-held REIT,” (b) a tax-exempt stockholder has incurred debt to purchase or hold our common stock, or (c) a holder of common stock is a certain type of tax-exempt stockholder, dividends on, and gains recognized on the sale of, common stock by such tax-exempt stockholder may be subject to U.S. federal income tax as unrelated business taxable income under the Internal Revenue Code.
In order to avoid triggering additional taxes and/or penalties, if you intend to invest in our shares through pension or profit-sharing trusts or IRAs, you should consider additional factors.
Our management has attempted to structure us in such a manner that we will be an attractive investment vehicle for pension, profit-sharing, 401(k), Keogh and other qualified retirement plans and IRAs. However, in considering an investment in our shares, those involved with making such an investment decision should consider applicable provisions of the Internal Revenue Code and Employee Retirement Income Security Act ("ERISA"). While each of the ERISA and Internal Revenue Code issues discussed below may not apply to all such plans and IRAs, individuals involved with making investment decisions with respect to such plans and IRAs should carefully review the items described below, and determine their applicability to their situation. Any such prospective investors are required to consult their own legal and tax advisors on these matters.
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

Item 1B. Unresolved Staff Comments.
 Not applicable.
Item 2. Properties.
General
 As of December 31, 2011, we owned nine properties located in New York City. These properties are 91.0% occupied on a weighted average basis with a weighted average remaining lease term of 10.7 years as of December 31, 2011.  In the aggregate, these properties represent 148,933 rentable square feet.
The following table presents certain additional information about the properties we own at December 31, 2011 (net operating income and base purchase price in thousands):

Portfolio Property	Acquisition Date	Number of Properties	Rentable Square Feet	Occupancy	Remaining Lease Term (1)	Annualized Net Operating Income (2)	Base Purchase Price (3)	Capitalization Rate (4)	Annualized Rental Income (5) per Occupied Square Foot
Interior Design Building	Jun. 2010	1	81,082	85.4%	4.4	$2,009	$32,250	6.2%	$39.94
Bleecker Street (6)	Dec. 2010	3	9,724	100.0%	8.2	2,454	34,000	7.2%	262.65
Foot Locker	Apr. 2011	1	6,118	100.0%	14.1	455	6,167	7.4%	74.37
Regal Parking Garage	Jun. 2011	1	12,856	100.0%	22.6	399	5,400	7.4%	31.50
Duane Reed	Oct. 2011	1	9,767	100.0%	16.8	971	14,000	6.9%	98.29
Washington Street	Nov. 2011	1	22,306	100.0%	13.5	987	9,860	10.0%	47.34
One Jackson Square	Nov. 2011	1	7,080	77.8%	16.4	1,454	22,500	6.5%	259.35
		9	148,933	91.0%	10.7	$8,729	$124,177	7.0%	$71.02
______________________________

(1)	Remaining lease term in years as of December 31, 2011, calculated on a weighted-average basis.

(2)
Annualized net operating income for the three months ended December 31, 2011 for the property portfolio.  Net operating income is rental income on a straight-line basis, which includes tenant concessions such as free rent, as applicable, plus operating expense reimbursement revenue less property operating expenses.  Reflects adjustments for lease terminations and lease amendments with tenants, as applicable.

(3)	Contract purchase price, excluding acquisition related costs.

(4)	Net operating income divided by base purchase price.

(5)	Annualized rental income as of December 31, 2011 for the leases in place in the property portfolio on a straight-line basis, which includes tenant concessions such as free rent, as applicable.

(6)	Non-controlling interest holders contributed $13.0 million to purchase this portfolio.

Future Minimum Lease Payments
 The following table presents future minimum base rent payments, on a cash basis, due to us over the next ten years and thereafter at the properties we own as of December 31, 2011 (in thousands):

Year	Future Minimum Base Rent Payments
2012	$8,638
2013	8,787
2014	8,735
2015	8,499
2016	8,117
2017	6,526
2018	5,283
2019	5,439
2020	5,546
2021	4,483
Thereafter	33,276
$103,329
Future Lease Expirations Table
The following is a summary of lease expirations for the next ten years at the properties we own as of December 31, 2011 (dollar amounts in thousands):

Year of Expiration	Number of Leases Expiring	Annualized Rental Income (1)	Annualized Rental Income as a Percentage of the Total Portfolio	Leased Rentable Sq. Ft.	Percent of Portfolio Rentable Sq. Ft. Expiring
2012	—	$—	—%	—	—%
2013	1	86	0.9%	1,884	1.4%
2014	4	720	7.5%	21,797	16.1%
2015	1	49	0.5%	1,565	1.2%
2016	7	1,477	15.3%	24,961	18.4%
2017	8	1,843	19.1%	30,445	22.5%
2018	—	—	—%	—	—%
2019	—	—	—%	—	—%
2020	2	1,170	12.2%	5,450	4.0%
2021	—		—%	—	—%
Total	23	$5,345	55.5%	86,102	63.6%
______________________________

(1)	Annualized rental income as of December 31, 2011 for the leases in place in the property portfolio on a straight-line basis, which includes tenant concessions such as free rent, as applicable.

Tenant Concentration
The following table lists tenants whose rented square footage is greater than 10% of the total portfolio rentable square footage as of December 31, 2011 (annualized rental income in thousands):

Tenant	Number of Units Occupied by Tenant	Rented Square Feet	Rented Square Feet as a % of Total Portfolio	Lease Expiration	Average Remaining Lease Term (1)	Renewal Options	Annualized Rental Income (2)	Annualized Rental Income per Sq. Ft.
Empire Parking Corp.	1	15,055	11.1%	Mar. 2030	18.3	none	$660	$43.85
_____________________________

(1)	Remaining lease term in years as of December 31, 2011.

(2)	Annualized rental income as of December 31, 2011 for the lease in place at the property on a straight-line basis, which includes tenant concessions such as free rent, as applicable.
Significant Portfolio Properties
The rentable square feet or annualized net operating income of the Interior Design Building, Bleeker Street and One Jackson Square represent a significant portion of our total portfolio. The tenant concentrations of the Interior Design Building, Bleecker Street and One Jackson Square are summarized below.
Interior Design Building
The following table lists tenants in the Interior Design Building whose rented square footage is greater than 10% of the total rentable square footage of the Interior Design Building as of December 31, 2011 (annualized rental income in thousands):

Tenant	Number of Units Occupied by Tenant	Rented Square Feet	Rented Square Feet as a % of Total Interior Design Building	Lease Expiration	Average Remaining Lease Term (1)	Renewal Options	Annualized Rental Income (2)	Annualized Rental Income per Sq. Ft.
Rosselli 61st St., LLC	1	8,148	10.0%	Dec. 2017	6.0	None	$425	$52.16
Bunny Williams Incorporated	1	11,714	14.4%	Aug. 2016	4.7	None	472	40.29
Doris Leslie Blau, Ltd.	1	11,714	14.4%	Sep. 2014	2.8	None	384	32.78
_____________________________

(1)	Remaining lease term in years as of December 31, 2011.

(2)	Annualized rental income as of December 31, 2011 for the leases in place in the property on a straight-line basis, which includes tenant concessions such as free rent, as applicable.
Bleecker Street
The following table lists tenants in Bleecker Street whose rented square footage is greater than 10% of the total rentable square footage of Bleecker Street as of December 31, 2011 (annualized rental income in thousands):

Tenant	Number of Units Occupied by Tenant	Rented Square Feet	Rented Square Feet as a % of Total Bleecker Street	Lease Expiration	Average Remaining Lease Term (1)	Renewal Options	Annualized Rental Income (2)	Annualized Rental Income per Sq. Ft.
Burberry Limited	1	4,726	48.6%	Nov. 2020	8.9	2 - 5 yr.	$1,032	$218.37
Marc Jacobs International, LLC	1	2,007	20.6%	Jul. 2017	5.6	1 - 5 yr.	469	233.68
Michael Kors Stores, LLC	1	1,475	15.2%	Aug. 2022	10.7	1 - 5 yr.	622	421.69
_____________________________

(1)	Remaining lease term in years as of December 31, 2011.

(2)	Annualized rental income as of December 31, 2011 for the leases in place in the property on a straight-line basis, which includes tenant concessions such as free rent, as applicable.

One Jackson Square
The following table lists tenants in One Jackson Square whose rented square footage is greater than 10% of the total rentable square footage of One Jackson Square as of December 31, 2011 (annualized rental income in thousands):

Tenant	Number of Units Occupied by Tenant	Rented Square Feet	Rented Square Feet as a % of Total One Jackson Square	Lease Expiration	Average Remaining Lease Term (1)	Renewal Options	Annualized Rental Income (2)	Annualized Rental Income per Sq. Ft.
TD Bank, N.A.	1	4,158	58.7%	Jul. 2016	4.6	2 - 5 yr.	$1,179	$283.55
Starbucks Corporation	1	1,352	19.1%	Nov. 2030	18.9	2 - 5 yr.	250	184.91
_____________________________

(1)	Remaining lease term in years as of December 31, 2011. Starbucks Corporation's lease ends in July 2021, however the lease includes an early termination option to cancel after July 2016.

(2)	Annualized rental income as of December 31, 2011 for the leases in place in the property on a straight-line basis, which includes tenant concessions such as free rent, as applicable.
Property Financing
The following table presents certain debt information about the properties we own at December 31, 2011 (in thousands):

Portfolio	Base Purchase Price (1)	Mortgage Debt	Effective Interest Rate	Maturity	Leverage Ratio (2)
Interior Design Building	$32,250	$21,300	4.4%	Dec. 2021	66.0%
Bleecker Street	34,000	21,300	4.3%	Dec. 2015	62.6%
Foot Locker	6,167	3,250	4.6%	Jun. 2016	52.7%
Regal Parking Garage	5,400	3,000	4.5%	Jul. 2016	55.6%
Duane Reed	14,000	8,400	3.6%	Nov. 2016	60.0%
Washington Street	9,860	5,000	4.4%	Dec. 2021	50.7%
One Jackson Square	22,500	13,000	3.4%	Dec. 2016	57.8%
	$124,177	$75,250	4.1%		60.6%
_______________________________

(1)	Contract purchase price, excluding acquisition and transaction related costs.

(2)	Mortgage debt divided by base purchase price, without regard to the $10.2 million in cash and cash equivalents as of December 31, 2011.
Item 3. Legal Proceedings.
 We are not party to, and none of our properties are subject to, any material pending legal proceedings.
Item 4. Mine Safety Disclosure.
Not applicable.
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

 In order for Financial Industry Regulatory Authority members and their associated persons to participate in the offering and sale of shares of common stock pursuant to our offering, we are required pursuant to FINRA Rule 5110(f)(2)(M) to disclose in each annual report distributed to stockholders a per share estimated value of the shares, the method by which it was developed and the date of the data used to develop the estimated value.  In addition, we prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our shares.  During our offering the value of the shares is deemed to be the offering price of $10.00 per share (without regard to purchase price discounts for certain categories of purchasers), as adjusted for any special distribution of net sales proceeds.  There is no public trading market for the shares at this time, and there can be no assurance that stockholders would receive $10.00 per share if such a market did exist and they sold their shares or that they will be able to receive such amount for their shares in the future.  Nor does this deemed value reflect the distributions that stockholders would be entitled to receive if our properties were sold and the sale proceeds were distributed upon liquidation of our assets.  Such a distribution upon liquidation may be less than $10.00 per share primarily due to the fact that the funds initially available for investment in properties were reduced from the gross offering proceeds in order to pay selling commissions and dealer manager fees, organization and offering expenses, and acquisition and advisory fees.
Holders
As of February 15, 2012, we had 7.4 million shares of common stock outstanding held by a total of 1,939 stockholders.
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
On September 22, 2010, our board of directors declared a distribution rate equal to a 6.05% annualized rate based on the common share price of $10.00, commencing December 1, 2010.  The distributions are payable by the 5th day following each month end to stockholders of record at the close of business each day during the prior month.  The dividend is calculated based on stockholders of record each day during the applicable period at a rate of $0.00165753424 per day. Distribution payments are dependent on the availability of funds.  Our board of directors may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distribution payments are not assured. The first distribution was paid in January 2011. The following table reflects distributions paid in cash and through the DRIP to common stockholders during the year ended December 31, 2011 (in thousands):

	Distributions Paid in Cash	Distributions Paid Through the DRIP	Total Distributions Paid
2011:
1st Quarter, 2011	$43	$9	$52
2nd Quarter, 2011	95	58	153
3rd Quarter, 2011	155	126	281
4th Quarter, 2011	258	226	484
Total 2011	$551	$419	$970

Our Preferred Shares paid cumulative dividends monthly in arrears at the annualized rate of 8% on the liquidation preference of $9.00, resulting in a dividend rate of 8.23%, through December 15, 2011, when Preferred Shares were converted to common shares.  The following table reflects dividends paid to Preferred Shares during the years ended December 31, 2011 and 2010 (in thousands):

	Year Ended December 31,
	2011	2010
1st Quarter	$349	$—
2nd Quarter	357	97
3rd Quarter	357	238
4th Quarter	411	349
Total	$1,474	$684

We, our board of directors and Advisor share a similar philosophy with respect to paying our distribution. The distribution should principally be derived from cash flows generated from real estate operations. In order to improve our operating cash flows and our ability to pay dividends from operating cash flows, our related party Advisor and Property Manager agreed to waive certain fees including asset management and property management fees. We pay the Advisor a monthly asset management fee equal to one-twelfth of 0.75% of the aggregate contract purchase price of all real estate investments, and we pay our Property Manager a property management fee of up to 4% per annum of the gross revenues of properties managed. The Advisor has elected to waive the asset management fees, and the Property Manager has elected to waive the property management fees, which together aggregated $0.8 million and $0.2 million during the years ended December 31, 2011 and 2010, respectively. The Advisor and Property Manager will determine if a portion or all of such fees will be waived in subsequent periods on a quarter-to-quarter basis. The fees that were waived are not deferrals and accordingly, will not be paid by us. Because the Advisor waived certain fees that we owed, cash flow from operations that would have been paid to the Advisor and the Property Manager was available to pay distributions to our stockholders. In certain instances, to improve our working capital, the Advisor may elect to absorb a portion of our costs that would otherwise have been paid by us. During the years ended December 31, 2011 and 2010, the Advisor absorbed $0.9 million and $0.1 million, respectively. Additionally, the Advisor at its election may contribute capital to enhance our cash position for distribution purposes.  Any contributed capital amounts are not reimbursable to our Advisor.  Further, any capital contributions are made without any corresponding issuance of common or preferred shares of beneficial interest.  The Advisor contributed approximately $15,000 and $0.1 million to us during the years ended December 31, 2011 and 2010, respectively.
During the year ended December 31, 2011, cash used to pay our distributions was generated mainly from funds received from property operating results, refinancings and the sale of our common stock. As additional capital is raised and we continue to build our portfolio of investments, we expect that we will use funds received from operating activities to pay a greater proportion of our distributions and will be able to reduce and in the future eliminate the use of funds from the sale of common stock to pay distributions. As the cash flows from operations become more significant our Advisor may discontinue its past practice of forgiving fees and providing contributions and may charge the full fee owed to it in accordance with our agreements with the Advisor.  Distribution payments are dependent on the availability of funds.  Our board of directors may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distribution payments are not assured.
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
Notwithstanding any other provisions of our Plan to the contrary, no stock option issued pursuant thereto may be exercised if such exercise would jeopardize our status as a REIT under the Code. The following table sets forth information regarding securities authorized for issuance under our stock option plan as of December 31, 2011:

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

Restricted Share Plan
On September 22, 2010, our board of directors adopted an employee and director incentive restricted share plan (the “RSP”). The RSP provides for the automatic grant of 3,000 restricted shares of common stock to each of the independent directors, without any further action by our board of directors or the stockholders, on the date of each annual stockholder’s meeting. Restricted stock issued to independent directors will vest over a five-year period following the first anniversary of the date of grant in increments of 20% per annum. The RSP provides us with the ability to grant awards of restricted shares to our directors, officers and employees (if we ever have employees), employees of the Advisor and its affiliates, employees of entities that provide services to us, directors of the Advisor or of entities that provide services to us, certain of our consultants and certain consultants to the Advisor and its affiliates or to entities that provide services to us. The total number of common shares reserved for issuance under the RSP is equal to 5.0% of our authorized shares.
Restricted share awards entitle the recipient to receive common shares from us under terms that provide for vesting over a specified period of time or upon attainment of pre-established performance objectives. Such awards would typically be forfeited with respect to the unvested shares upon the termination of the recipient’s employment or other relationship with us. Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of restricted shares may receive cash distributions prior to the time that the restrictions on the restricted shares have lapsed. Any distributions payable in common shares shall be subject to the same restrictions as the underlying restricted shares.  There were 13,800 unvested shares outstanding under the RSP at December 31, 2011.
Recent Sales of Unregistered Securities
 We did not sell any equity securities that were not registered under the Securities Act during the years ended December 31, 2011 and 2010 and the period from October 6, 2009 to December 31, 2009, other than our initial unregistered sale to our Sponsor and the private offering of Preferred Shares, each of which are described below.
On October 16, 2009, we sold 20,000 shares of our common stock to our Sponsor under Rule 506 of Regulation D of the Securities Act of 1933 at a price of $10.00 per share for aggregate gross proceeds of $0.2 million, which was used to fund organizational costs.
On December 22, 2009, we commenced a private offering to accredited investors under Rule 506 of Regulation D of the Securities Act of 1933 of up to $50.0 million in shares of our 8% series A convertible preferred stock (the “Preferred Shares”) subject to an option to increase the offering up to $100.0 million in Preferred Shares. This private offering was terminated on September 2, 2010, the effective date of the registration statement with respect to our common shares.  We had received aggregate gross offering proceeds, net of certain discounts, of approximately $17.0 million from the sale of approximately 2.0 million shares in this private offering. The Preferred Shares were convertible in whole or in part into shares of common stock after September 2, 2011, the first anniversary of the final closing of the private offering, at a conversion price of $9.00 per share (subject to discounts to a price not less than $8.50). The Preferred Shares were converted into common shares on December 15, 2011.
The following table reflects the offering costs associated with this issuance of Preferred Shares during the year ended December 31, 2010 (in thousands). There were no offering costs incurred during the year ended December 31, 2011.

Type of Expense	Year Ended December 31, 2010
Selling commissions and dealer manager fees	$1,743
Other organization and offering costs	1,307
Total expenses	$3,050

The Dealer Manager reallowed the selling commissions and a portion of the dealer manager fees to participating broker-dealers. The following table details the selling commissions paid and reallowed related to the sale of Preferred Shares. There were no dealer manager fees paid and reallowed during the year ended December 31, 2011. (in thousands):

Year Ended December 31, 2010
Total commissions paid to Dealer Manager	$1,743
Less:
Commissions to participating broker dealers	(977)
Reallowance to participating broker dealers	(113)
Net to Dealer Manager (1)	$653
________________________________________________
(1) The Dealer Manager is responsible for commission payments due to their employees as well as its general overhead and various selling related expenses.
Total net offering proceeds received from the issuance of Preferred Shares, after deducting the total expenses paid as described above, were $13.9 million. We used the net proceeds from this private offering to fund a portion of real estate acquisitions.
Use of Proceeds from Sales of Registered Securities
On September 2, 2010, our Registration Statement covering a public offering of up to 150.0 million shares of common stock for up to $10.00 per share, for an aggregate offering price of up to $1.5 billion, was declared effective under the Securities Act. The offering commenced on September 2, 2010 and is ongoing.  Shares are offered in our public offering initially at a price of $10.00 per share.  Shares are offered under our distribution reinvestment plan initially at a price of $9.50 per share. We have used substantially all the net proceeds from our IPO to acquire high quality, income-producing commercial real estate in New York City. As of December 31, 2011 we have used the net proceeds from our IPO and debt financing to purchase nine properties with an aggregate purchase price of approximately $124.2 million.
 During the years ended December 31, 2011 and 2010, we sold 4.3 million and 0.3 million shares for gross offering proceeds of $42.8 million and $2.9 million, respectively. At December 31, 2011 and 2010, we had incurred selling commissions, dealer manager fees and other organization and offering costs in the amounts set forth below.
 The following table reflects the offering costs associated with the issuance of common stock (in thousands).

	Year Ended December 31,
	2011	2010
Selling commissions and dealer manager fees	$4,303	$186
Other organization and offering costs	5,037	3,099
Total expenses	$9,340	$3,285
The Dealer Manager reallowed the selling commissions and a portion of the dealer manager fees to participating broker-dealers. The following table details the selling commissions paid and reallowed related to the sale of common shares (in thousands):

	Year Ended December 31,
	2011	2010
Total commissions paid to Dealer Manager	$4,303	$186
Less:
Commissions to participating broker dealers	(2,800)	(130)
Reallowance to participating broker dealers	(307)	(5)
Net to Dealer Manager (1)	$1,196	$51
________________________________________________
(1) The Dealer Manager is responsible for commission payments due to their employees as well as its general overhead and various selling related expenses.

Other organization and offering costs include non-recurring legal and due diligence fees related to the initial and ongoing process of acquiring and maintaining an effective Registration Statement. Of the $12.6 million of cumulative offering costs, we have incurred $4.5 million from our Dealer Manager related to selling commissions and dealer manager fees and $4.0 million from our Advisor and Dealer Manager related to the reimbursement of other organization and offering costs.
As of December 31, 2011, offering proceeds from the sale of common stock exceeded cumulative offering costs by $33.2 million, due to the on-going nature of our offering process and that many expenses were paid before the offering commenced.  We will use the net proceeds from our ongoing initial public offering to purchase or fund real estate investments, including acquisition fees and closing costs.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Our common stock is currently not listed on a national securities exchange and we will not seek to list our stock until such time as our independent directors believe that the listing of our stock would be in the best interest of our stockholders. In order to provide stockholders with the benefit of some interim liquidity, our board of directors has adopted a Share Repurchase Program (the “SRP”) that enables our stockholders to sell their shares back to us after they have held them for at least one year, subject to significant conditions and limitations. Our Sponsor, Advisor, directors and affiliates are prohibited from receiving a fee on any share repurchases.
Repurchases of shares of our common stock, when requested, are at our sole discretion and generally will be made quarterly. We will limit the number of shares repurchased during any calendar year to 5% of the number of shares of common stock outstanding on December 31st of the previous calendar year (on a ratable basis during each quarterly period during the year). In addition, we are only authorized to repurchase shares using the proceeds received from our DRIP and will limit the amount we spend to repurchase shares in a given quarter to the amount of proceeds we receive from our DRIP in that same quarter. Due to these limitations, we cannot guarantee that we will be able to accommodate all repurchase requests.
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

Upon the death or disability of a stockholder, upon request, we will waive the one-year holding requirement. Shares repurchased in connection with the death or disability of a stockholder will be repurchased at a purchase price equal to the price actually paid for the shares during the offering, or if not engaged in the offering, the per share purchase price will be based on the greater of $10.00 or the then-current net asset value of the shares as determined by our board of directors (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock). In addition, we may waive the holding period in the event of a stockholder’s bankruptcy or other exigent circumstances. We did not repurchase any of our securities during the year ended December 31, 2011, and we redeemed or accrued to redeem 2,538 shares for $25,000 due to the death of one stockholder at an average of $9.99 per share.

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
Item 6. Selected Financial Data.
 The following selected financial data as of December 31, 2011, 2010 and 2009 and for the years ended December 31, 2011 and 2010 and the period from October 6, 2009 (date of inception) to December 31, 2009 should be read in conjunction with the accompanying consolidated financial statements and related notes thereto and “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” below:

	December 31,
Balance sheet data (in thousands)	2011	2010	2009
Total real estate investments, at cost	$125,626	$67,615	$—
Total assets	136,964	69,906	954
Mortgage notes payable	75,250	35,385	—
Notes payable	5,933	5,933	—
Total liabilities	85,773	45,781	755
Total equity	51,191	24,125	199

	Year Ended December 31,		For the Period from October 6, 2009 (date of inception) to December 31, 2009
Operating data (in thousands, except share and per share data)	2011	2010
Total revenues	$7,535	$2,377	$—
Operating expenses:
Property operating expenses	1,039	672	—
Acquisition and transaction related	1,586	1,424	—
General and administrative	220	43	1
Depreciation and amortization	4,043	1,040	—
Total operating expenses	6,888	3,179	1
Operating income (loss)	647	(802)	(1)
Other income (expenses):
Interest expense	(3,910)	(1,070)	—
Interest income	1	1	—
Losses on derivatives	(3)	—	—
Total other expenses	(3,912)	(1,069)	—
Net loss	(3,265)	(1,871)	(1)
Net loss (income) attributable to non-controlling interests	(154)	109	—
Net loss attributable to stockholders	$(3,419)	$(1,762)	$(1)
Other data:
Cash flows provided by (used in) operations	$263	$(1,234)	$(1)
Cash flows used in investing activities	(25,736)	(30,729)	—
Cash flows provided by financing activities	35,346	32,312	1
Per share data:			—
Net loss per common share - basic and diluted	$(2.31)	$(71.06)	NM
Distributions declared per common share	$0.60	$0.60	$—
Weighted-average number of common shares outstanding, basic and diluted	2,070,184	36,108	—
_______________________
NM - not meaningful

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the accompanying financial statements. The following information contains forward-looking statements, which are subject to risks and uncertainties. Should one or more of these risks or uncertainties materialize, actual results may differ materially from those expressed or implied by the forward-looking statements. Please see "Forward-Looking Statements" elsewhere in this report for a description of these risks and uncertainties.
Organization
 We were incorporated on October 6, 2009 as a Maryland corporation and qualified as a real estate investment trust, ("REIT") for federal income tax purposes beginning with the taxable year ended December 31, 2010.  On September 2, 2010, we commenced our initial public offering ("IPO") on a “reasonable best efforts” basis of up to 150.0 million shares of common stock at a price of $10.00 per share, subject to certain volume and other discounts, pursuant to our Registration Statement on Form S-11 (File No. 333-163069) (the “Registration Statement”) filed with the SEC under the Securities Act of 1933, as amended (the “Securities Act”).  Our Registration Statement also covers up to 25.0 million shares available pursuant to a distribution reinvestment plan (the “DRIP”) under which our common stockholders may elect to have their distributions reinvested in additional shares of our common stock at the greater of $9.50 per share or 95% of the estimated value of a share of common stock.
As of December 31, 2011, we had 6.7 million shares of common stock outstanding, including unvested restricted shares, converted shares of convertible preferred stock (the "Preferred Shares") and shares issued under the DRIP. As of December 31, 2011, we had received total gross proceeds of $45.8 million from the sale of 4.6 million shares of common stock.  In addition, we sold 2.0 million Preferred Shares for gross proceeds of $17.0 million in a private placement pursuant to Rule 506 of Regulation D of the Securities Act, which terminated on September 2, 2010, the effective date of the Registration Statement. On December 15, 2011, we exercised our option to convert the Preferred Shares into 2.0 million shares of common stock on a one-for-one basis. As of December 31, 2011, the aggregate value of all common share issuances and subscriptions outstanding was $66.4 million based on a per share value of $10.00 (or $9.50 for shares issued under the DRIP).
 We were formed to acquire high quality, income-producing commercial real estate in the New York metropolitan area, and, in particular, properties located in New York City, with a focus on office and retail properties. All such properties may be acquired and operated by us alone or jointly with another party. We may also originate or acquire first mortgage loans secured by real estate.  We purchased our first property and commenced active operations in June 2010.  As of December 31, 2011, we owned nine properties consisting of 148,933 rentable square feet, which were approximately 91.0% occupied on a weighted average basis with a weighted average remaining lease term of 10.7 years.
Substantially all of our business is conducted through New York Recovery Operating Partnership, L.P. (the "OP'). We are the sole general partner and holder of 99.01% of the units of the OP.  New York Recovery Advisors, LLC, our advisor (the “Advisor”) is the sole limited partner and owner of a 0.99% non-controlling interest in our OP.  The limited partner interests may be exchanged for the cash value of a corresponding number of shares of common stock or, at our option, a corresponding number of shares of common stock. The remaining rights of the limited partner interests are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP’s assets.
We have no paid employees.  We retained our Advisor to manage our affairs on a day-to-day basis. New York Recovery Properties, LLC, an entity wholly owned by American Realty Capital III, LLC (the “Sponsor”), serves as our property manager (the “Property Manager”), unless services are performed by a third party for specific properties. Realty Capital Securities, LLC (the “Dealer Manager”), an affiliate of the Sponsor, serves as the dealer manager of our IPO.  These related parties receive compensation and fees for services related to the IPO and for the investment and management of our assets. These entities receive fees during the offering, acquisition, operational and liquidation stages.
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
The aggregate value of intangible assets related to customer relationship, as applicable, is measured based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with the tenant. Characteristics considered by us in determining these values include the nature and extent of our existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals, among other factors.
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
In December 2010, the FASB updated the guidance related to business combinations to address diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. The amendment specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, non-recurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendment affects any public entity, as defined, that enters into business combinations that are material on an individual or aggregate basis. This guidance was adopted for acquisitions occurring on or after January 1, 2011.  The adoption of this guidance did not have a material impact upon our financial position or results of operations.
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
In June 2011, the FASB issued guidance requiring entities to present items of net income and other comprehensive income either in one continuous statement - referred to as the statement of comprehensive income - or in two separate, but consecutive, statements of net income and other comprehensive income. The new guidance does not change which components of comprehensive income are recognized in net income or other comprehensive income, or when an item of other comprehensive income must be reclassified to net income. The guidance will be applied prospectively and will be effective for interim and annual reporting periods ending after December 15, 2011. In December 2011, the FASB deferred certain provisions of this guidance related to the presentation of certain reclassification adjustments of accumulated other comprehensive income, by component in both the statement of comprehensive income and the statement where the reclassification is presented.  The adoption of this guidance is not expected to have a material impact on our financial position or results of operations but will change the location of the presentation of other comprehensive income to more closely associate the disclosure with net income.
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

In December 2011, the FASB issued guidance which contains new disclosure requirements regarding the nature of and entity's rights of offset and related arrangements associated with its financial instruments and derivative instruments. The new disclosures are designed to make financial statements prepared under GAAP more comparable to those prepared under International Financial Reporting Standards and will give the financial statement users information about both gross and net exposures. The guidance is effective for interim and annual reporting periods beginning on or after January 1, 2013.  The adoption of this guidance is not expected to have a material impact on our financial position or results of operations.
Results of Operations
As of December 31, 2011, we owned nine properties which were approximately 91.0% leased on a weighted average basis. As of December 31, 2010, we owned four properties, the Interior Design Building (“IDB”) and Bleecker Street condominiums, which was purchased on June 21, 2010 and December 1, 2010, respectively.  Accordingly, our results of operations for the year ended December 31, 2011 as compared to the year ended December 31, 2010 reflect significant increases in most categories.
Comparison of Year Ended December 31, 2011 to Year Ended December 31, 2010
Rental Income
Rental income increased $4.8 million million to $6.9 million for the year ended December 31, 2011, compared to $2.1 million for the year ended December 31, 2010.  The increase in rental income was primarily driven by our acquisition of five properties since December 31, 2010 for an aggregate base purchase price of $57.9 million, comprised of 58,127 rentable square feet. Rental income for the year ended December 31, 2010 related solely to IDB and Bleecker Street for the period these properties were owned.
Operating Expense Reimbursement
 Operating expense reimbursement was $0.6 million for the year ended December 31, 2011, compared to $0.3 million for the year ended December 31, 2010.  The increase in operating expense reimbursement revenue represents the portion of property real estate taxes and operating expenses which are reimbursable by tenants in the five properties we have acquired since December 31, 2010.  Operating expense reimbursement revenue for the year ended December 31, 2010 related solely to IDB and Bleecker Street for the period these properties were owned.
Property Operating Expenses
Property operating expenses were $1.0 million for the year ended December 31, 2011, compared to $0.7 million for the year ended December 31, 2010.  The increase in property operating expenses primarily relates to real estate taxes, repairs, maintenance and insurance costs associated with maintaining the five properties we have acquired since December 31, 2010.  Property operating expense for the year ended December 31, 2010 related solely to IDB and Bleecker Street for the period these properties were owned.
Operating Fees to Affiliates
Our affiliated Advisor and Property Manager are entitled to fees for the management of our properties.  Our Advisor and Property Manager elected to waive these fees for the years ended December 31, 2011 and 2010.  For the year ended December 31, 2011 and 2010, we would have incurred aggregate asset management and property management fees of $0.8 million and $0.2 million, respectively, had these fees not been waived.
Acquisition and Transaction Related Expenses
Acquisition and transaction related expense increased to $1.6 million for the year ended December 31, 2011, compared to $1.4 million for the year ended December 31, 2010.  Acquisition and transaction related expenses relate to costs associated with acquisitions and potential acquisitions.
General and Administrative Expenses
General and administrative expenses increased to $0.2 million for the year ended December 31, 2011, compared to $43,000 for the year ended December 31, 2010, primarily related to increased board member fees and compensation.
Depreciation and Amortization Expense
Depreciation and amortization expense increased $3.0 million to $4.0 million for the year ended December 31, 2011, compared to $1.0 million for the year ended December 31, 2010.  The increase in depreciation and amortization expense related to the purchase of five properties acquired since December 31, 2010 for an aggregate purchase price of $57.9 million as well as a write-off of an in-place lease intangible due to a lease termination at IDB. Depreciation and amortization expense for the year ended December 31, 2010 related solely to IDB and Bleecker Street for the period these properties were owned. The purchase price of acquired properties is allocated to tangible and identifiable intangible assets and depreciated or amortized over the estimated useful lives.

Interest Expense
Interest expense increased by $2.8 million to $3.9 million for the year ended December 31, 2011, compared to $1.1 million for the year ended December 31, 2010. The increase in interest expense primarily related to mortgage notes payable used to finance a portion of the five properties acquired since December 31, 2010 as well defeasance costs associated with the refinancing of IDB of $0.8 million. We view these secured financing sources as an efficient and accretive means to acquire properties.  Interest expense for the year ended December 31, 2010 related to notes payable and a mortgage note payable used to finance a portion of IDB purchased in June 2010 and Bleecker Street purchased in December 2011.
Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the level of proceeds raised in our offering, the cost of borrowings, and the opportunity to acquire real estate assets which meet our investment objectives.
Net Loss (Income) Attributable to Non-Controlling Interests
Net loss (income) of $0.2 million and net loss of $0.1 million attributable to non-controlling interests during the years ended December 31, 2011 and 2010, respectively, represents a weighted average 6.99% of the net income and loss, excluding depreciation and amortization, on our Bleecker Street portfolio that is related to non-controlling interest holders.  Bleecker Street, which was purchased in December 2010, had a net loss during the year ended December 31, 2010 as a result of acquisition and transaction related expenses.
Comparison of Year Ended December 31, 2010 to the period from October 6, 2009 (date of inception) to December 31, 2009
As of December 31, 2010, we owned four properties which were 100% leased. As of December 31, 2009, we did not own any properties.  Accordingly, our results of operations for the year ended December 31, 2010 as compared to the period from October 6, 2009 (date of inception) to December 31, 2009 reflect significant increases in most categories.
Rental Income
Rental income was $2.1 million for the year ended December 31, 2010.  Rental income was driven by our acquisitions during the year ended December 31, 2010 of $66.3 million of properties, representing approximately 91,000 rentable square feet, which were 100% leased as of December 31, 2010.  We did not own any properties and therefore, had no rental income for the period from October 6, 2009 (date of inception) to December 31, 2009.
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
Operating Fees to Affiliates
Our affiliated Advisor and Property Manager are entitled to fees for the management of our properties.  Our Advisor and Property Manager elected to waive these fees for the year ended December 31, 2010. For the year ended December 31, 2010, we would have incurred asset management and property management fees of $0.2 million, had these fees not been waived. There were no asset management or property management fees incurred or waived for the period from October 6, 2009 (date of inception) to December 31, 2009.
Property Operating Expenses
Property operating expenses for the year ended December 31, 2010 were $0.7 million.  These costs primarily relate to the costs associated with maintaining IDB including real estate taxes, utilities, repairs and maintenance and unaffiliated third party property management fees.  There were no properties purchased and therefore no property expenses for the period from October 6, 2009 (date of inception) to December 31, 2009.
Acquisition and Transaction Related Costs
Acquisition and transaction related costs for the year ended December 31, 2010 were $1.4 million.  These costs related to the purchase of four properties acquired in 2010 for an aggregate purchase price of $66.3 million.  There were no properties purchased and therefore no acquisition and transaction related costs for the period from October 6, 2009 (date of inception) to December 31, 2009.
General and Administrative Expenses
General and administrative expenses of $43,000 for the year ended December 31, 2010 primarily included board member compensation. General and administrative expenses for the period from October 6, 2009 (date of inception) to December 31, 2009 were immaterial.

Depreciation and Amortization Expense
Depreciation and amortization expense of $1.0 million for the year ended December 31, 2010 related to the purchase of four properties acquired in 2010 for an aggregate purchase price of $66.3 million.  The purchase price of acquired properties is allocated to tangible and identifiable intangible assets and depreciated or amortized over the estimated useful lives.  There were no properties purchased and therefore no depreciation and amortization expense for the period from October 6, 2009 (date of inception) to December 31, 2009.
Interest Expense
Interest expense of $1.1 million for the year ended December 31, 2010 related to financing of a portion of the properties acquired in 2010.  We view these secured financing sources as an efficient and accretive means to acquire properties. There were no properties purchased and therefore no interest expense for the period from October 6, 2009 (date of inception) to December 31, 2009.
 Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the level of proceeds raised in our offering, the cost of borrowings, and the opportunity to acquire real estate assets which meet our investment objectives.
Net Loss Attributable to Non-controlling Interests
Net loss attributable to non-controlling interests of $0.1 million during the year ended December 31, 2010 represents the net loss, excluding depreciation and amortization, on our Bleecker Street property that is related to minority interest holders.  There were no properties purchased and therefore no net loss attributable to non-controlling interests for the period from October 6, 2009 (date of inception) to December 31, 2009.
Cash Flows for the Year Ended December 31, 2011
For the year ended December 31, 2011, net cash provided by operating activities was $0.3 million.  The level of cash flows used in or provided by operating activities is affected by acquisition and transaction costs incurred, the timing of interest payments and the amount of borrowings outstanding during the period, as well as the receipt of scheduled rent payments. Cash flows provided by operating activities during the year ended December 31, 2011 include $1.6 million of acquisition and transaction costs. Results include a net loss adjusted for non-cash items, which resulted in a cash inflow of $1.3 million (net loss of $3.4 million adjusted for depreciation and amortization of tangible and intangible real estate assets of $4.0 million, amortization of deferred financing costs of $0.5 million, net income to non-controlling interest holders of $0.2 million, amortization of restricted shares of $0.2 million less the net amortization related to market lease liabilities and assets of $0.2 million) as well as a combined increase in accounts payable, accrued expenses and deferred rent of $0.2 million.  This cash inflow was partially offset by an increase in prepaid expenses and other assets of $1.2 million primarily due to prepaid real estate taxes and insurance as well as unbilled rent receivables recorded in accordance with accounting for rental income on a straight-line basis.
Net cash used in investing activities during the year ended December 31, 2011 of $25.7 million primarily related to $25.3 million for the acquisition of real estate assets.  The contract purchase price of $57.9 million for the properties was partially funded by mortgage notes payable of $32.7 million on the acquisition dates.  Cash used in investing activities also included $0.5 million related to capital expenditures at IDB.
Net cash provided by financing activities of $35.3 million during the year ended December 31, 2011 related to proceeds, net of receivables, from the issuance of common stock of $42.5 million and mortgage notes payable from the refinancing of IDB for $21.3 million as well as decreases in increases to restricted cash of $0.6 million. This inflow was partially offset by principal payments on mortgage notes payable of $14.1 million, primarily due to the refinancing of IDB, payments related to offering costs of $10.1 million, distributions to stockholders of $2.0 million, payments related to financing costs of $2.0 million and distributions to non-controlling interest holders of $0.9 million.
Cash Flows for the Year Ended December 31, 2010
During the year ended December 31, 2010, net cash used in operating activities was $1.2 million. The level of cash flows provided by operating activities is affected by acquisition and transaction costs incurred, the timing of interest payments and the amount of borrowings outstanding during the period. It is also affected by the receipt of scheduled rent payments. Cash flows used in operating activities during the year ended December 31, 2010 include $1.4 million of acquisition and transaction costs. Results include a net loss adjusted for non-cash items, which resulted in a cash outflow of $0.8 million (net loss of $1.8 million adjusted for depreciation and amortization of tangible and intangible real estate assets of $1.0 million) as well as an increase in prepaid expenses and other assets of $0.7 million principally resulting from the prepayment of real estate taxes and unbilled rent receivables recorded in accordance with accounting for rental income on a straight-line basis and net payments to affiliates of $0.4 million. This cash outflow was partially offset by a combined increase in accounts payable, accrued expenses and deferred rent of $0.6 million.

Net cash used in investing activities during the year ended December 31, 2010 was $30.7 million, relating to the acquisition of IDB and the Bleecker Street condominiums completed in June 2010 and December 2010, respectively. The contract purchase price of $66.3 million for the properties was partially funded by mortgage notes payable acquired or assumed of $35.5 million on the acquisition dates.
Net cash provided by financing activities of $32.3 million for the year ended December 31, 2010 primarily consisted of $17.0 million from the issuance of Preferred Shares, $8.9 million of proceeds from notes payable, proceeds from the issuance of common stock of $2.9 million and proceeds from minority interest holders and the Advisor of $13.1 million. These cash inflows were partially offset by $3.7 million of payments related to offering costs, $3.1 million of payments related to notes and mortgage payables, payments related to financing costs of $1.3 million, an increase in restricted cash of $0.8 million and $0.7 million of distributions to holders of the Preferred Shares.
Cash Flows for the Period from October 6, 2009 (date of inception) to December 31, 2009
During the period from October 6, 2009 (date of inception) to December 31, 2009, cash provided by financing activities consisted primarily of net proceeds from the sale of common stock of $0.2 million, which was offset of by $0.2 million of payments related to offering costs.
Liquidity and Capital Resources
Our principal demands for funds will continue to be for property acquisitions, either directly or through investment interests, for the payment of operating expenses, distributions to our stockholders and non-controlling interest holders, and for the payment of principal and interest on our outstanding indebtedness. Generally, capital needs for property acquisitions will be met through net proceeds received from the sale of common stock through our public offering and through property-level secured financings. We may also from time to time enter into other agreements with third parties whereby third parties will make equity investments in specific properties or groups of properties that we acquire. Expenditures other than property acquisitions and acquisition and transaction-related costs are expected to be covered by cash flows from operations.
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
We expect to continue to raise capital through the sale of our common stock and to utilize the net proceeds from the sale of our common stock and proceeds from secured financings to complete future property acquisitions. As of December 31, 2011, we had 6.7 million shares of common stock outstanding, including unvested restricted shares, converted Preferred Shares and shares issued under the DRIP. As of December 31, 2011, we had received gross proceeds of $45.8 million and $17.0 million from the sale of common shares and Preferred Shares, respectively.
 Our board of directors has adopted a share repurchase plan that enables our stockholders to sell their shares to us under limited circumstances. At the time a stockholder requests a redemption, we may, subject to certain conditions, redeem the shares presented for repurchase for cash to the extent we have sufficient funds available to fund such purchase. As of December 31, 2011, we had accrued $25,000 to redeem 2,538 of common shares at an average of $9.99 per share due to the death of one stockholder.
As of December 31, 2011, we had cash and cash equivalents of $10.2 million.  We expect cash flows from operations and the sale of common stock to be used primarily to invest in additional real estate, pay debt service, pay operating expenses and pay stockholder distributions.
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

Funds from Operations and Modified Funds from Operations
Due to certain unique operating characteristics of real estate companies, as discussed below, the National Association of Real Estate Investment Trusts ("NAREIT"), an industry trade group, has promulgated a measure known as funds from operations ("FFO"), which we believe to be an appropriate supplemental measure to reflect the operating performance of a REIT. The use of FFO is recommended by the REIT industry as a supplemental performance measure. FFO is not equivalent to our net income or loss as determined under GAAP.
We define FFO, a non-GAAP measure, consistent with the standards established by the White Paper on FFO approved by the Board of Governors of NAREIT, as revised in February 2004 (the "White Paper"). The White Paper defines FFO as net income or loss computed in accordance with GAAP, excluding gains or losses from sales of property and asset impairment writedowns, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO. Our FFO calculation complies with NAREIT’s policy described above.
The historical accounting convention used for real estate assets requires depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time, especially if such assets are not adequately maintained or repaired and renovated as required by relevant circumstances or as is requested or required by lessees for operational purposes in order to maintain the value disclosed. We believe that, since real estate values historically rise and fall with market conditions, including inflation, interest rates, the business cycle, unemployment and consumer spending, presentations of operating results for a REIT using historical accounting for depreciation may be less informative. Additionally, we believe it is appropriate to disregard impairment charges, as this is a fair value adjustment that is largely based on market fluctuations and assessments regarding general market conditions which can change over time. An asset will only be evaluated for impairment if certain impairment indications exist and if the carrying, or book value, exceeds the total estimated undiscounted future cash flows (including net rental and lease revenues, net proceeds on the sale of the property, and any other ancillary cash flows at a property or group level under GAAP) from such asset. Investors should note, however, that determinations of whether impairment charges have been incurred are based partly on anticipated operating performance, because estimated undiscounted future cash flows from a property, including estimated future net rental and lease revenues, net proceeds on the sale of the property, and certain other ancillary cash flows, are taken into account in determining whether an impairment charge has been incurred. While impairment charges are excluded from the calculation of FFO as described above, investors are cautioned that due to the fact that impairments are based on estimated future undiscounted cash flows and the relatively limited term of our operations, it could be difficult to recover any impairment charges.
Historical accounting for real estate involves the use of GAAP. Any other method of accounting for real estate such as the fair value method cannot be construed to be any more accurate or relevant than the comparable methodologies of real estate valuation found in GAAP. Nevertheless, we believe that the use of FFO, which excludes the impact of real estate related depreciation and amortization and impairments, provides a more complete understanding of our performance to investors and to management, and when compared year over year, reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which may not be immediately apparent from net income. However, FFO and MFFO, as described below, should not be construed to be more relevant or accurate than the current GAAP methodology in calculating net income or in its applicability in evaluating our operating performance. The method utilized to evaluate the value and performance of real estate under GAAP should be construed as a more relevant measure of operational performance and considered more prominently than the non-GAAP FFO and MFFO measures and the adjustments to GAAP in calculating FFO and MFFO.

Changes in the accounting and reporting promulgations under GAAP (for acquisition fees and expenses from a capitalization/depreciation model to an expensed-as-incurred model) that were put into effect in 2009 and other changes to GAAP accounting for real estate subsequent to the establishment of NAREIT’s definition of FFO have prompted an increase in cash-settled expenses, specifically acquisition fees and expenses for all industries as items that are expensed under GAAP, that are typically accounted for as operating expenses. Management believes these fees and expenses do not affect our overall long-term operating performance. Publicly registered, non-listed REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation. While other start up entities may also experience significant acquisition activity during their initial years, we believe that non-listed REITs are unique in that they have a limited life with targeted exit strategies within a relatively limited time frame after the acquisition activity ceases. As disclosed in the prospectus for our offering (the “Prospectus”), we will use the proceeds raised in the offering to acquire properties, and we intend to begin the process of achieving a liquidity event (i.e., listing of our common stock on a national exchange, a merger or sale of the company or another similar transaction) within three to five years of the completion of the offering. Thus, we will not continuously purchase assets and will have a limited life. Due to the above factors and other unique features of publicly registered, non-listed REITs, the Investment Program Association (“IPA”), an industry trade group, has standardized a measure known as MFFO, which the IPA has recommended as a supplemental measure for publicly registered non-listed REITs and which we believe to be another appropriate supplemental measure to reflect the operating performance of a non-listed REIT having the characteristics described above. MFFO is not equivalent to our net income or loss as determined under GAAP, and MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate with a limited life and targeted exit strategy, as currently intended. We believe that, because MFFO excludes costs that we consider more reflective of investing activities and other non-operating items included in FFO and also excludes acquisition fees and expenses that affect our operations only in periods in which properties are acquired, MFFO can provide, on a going forward basis, an indication of the sustainability (that is, the capacity to continue to be maintained) of our operating performance after the period in which we are acquiring our properties and once our portfolio is in place. By providing MFFO, we believe we are presenting useful information that assists investors and analysts to better assess the sustainability of our operating performance after our IPO has been completed and our properties have been acquired. We also believe that MFFO is a recognized measure of sustainable operating performance by the non-listed REIT industry. Further, we believe MFFO is useful in comparing the sustainability of our operating performance after our IPO and acquisitions are completed with the sustainability of the operating performance of other real estate companies that are not as involved in acquisition activities. Investors are cautioned that MFFO should only be used to assess the sustainability of our operating performance after our offering has been completed and properties have been acquired, as it excludes acquisition costs that have a negative effect on our operating performance during the periods in which properties are acquired.
We define MFFO, a non-GAAP measure, consistent with the IPA’s Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations, or the Practice Guideline, issued by the IPA in November 2010. The Practice Guideline defines MFFO as FFO further adjusted for the following items, as applicable, included in the determination of GAAP net income: acquisition fees and expenses; amounts relating to deferred rent receivables and amortization of above and below market leases and liabilities (which are adjusted in order to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments); accretion of discounts and amortization of premiums on debt investments; mark-to-market adjustments included in net income; nonrecurring gains or losses included in net income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and after adjustments for consolidated and unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect MFFO on the same basis. The accretion of discounts and amortization of premiums on debt investments, nonrecurring unrealized gains and losses on hedges, foreign exchange, derivatives or securities holdings, unrealized gains and losses resulting from consolidations, as well as other listed cash flow adjustments are adjustments made to net income in calculating the cash flows provided by operating activities and, in some cases, reflect gains or losses which are unrealized and may not ultimately be realized. While we are responsible for managing interest rate, hedge and foreign exchange risk, we do retain an outside consultant to review all our hedging agreements. Inasmuch as interest rate hedges are not a fundamental part of our operations, we believe it is appropriate to exclude such non-recurring gains and losses in calculating MFFO, as such gains and losses are not reflective of on-going operations.

Our MFFO calculation complies with the IPA’s Practice Guideline described above. In calculating MFFO, we exclude acquisition related expenses, amortization of above and below market leases, fair value adjustments of derivative financial instruments, deferred rent receivables and the adjustments of such items related to noncontrolling interests. Under GAAP, acquisition fees and expenses are characterized as operating expenses in determining operating net income. These expenses are paid in cash, and therefore such funds will not be available to distribute to investors. All paid and accrued acquisition fees and expenses negatively impact our operating performance during the period in which properties are acquired and will have negative effects on returns to investors, the potential for future distributions, and cash flows generated, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property. Therefore, MFFO may not be an accurate indicator of our operating performance, especially during periods in which properties are being acquired. MFFO that excludes such costs and expenses would only be comparable to non-listed REITs that have completed their acquisition activities and have similar operating characteristics. Further, under GAAP, certain contemplated non-cash fair value and other non-cash adjustments are considered operating non-cash adjustments to net income in determining cash flow from operating activities. In addition, we view fair value adjustments of derivatives and gains and losses from dispositions of assets as non-recurring items or items which are unrealized and may not ultimately be realized, and which are not reflective of on-going operations and are therefore typically adjusted for when assessing operating performance. As disclosed elsewhere in the Prospectus, the purchase of properties, and the corresponding expenses associated with that process, is a key operational feature of our business plan to generate operational income and cash flows in order to make distributions to investors. Acquisition fees and expenses will not be reimbursed by our Advisor if there are no further proceeds from the sale of shares in our offering, and therefore such fees and expenses will need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties or from ancillary cash flows.
Our management uses MFFO and the adjustments used to calculate it in order to evaluate our performance against other non-listed REITs which have limited lives with short and defined acquisition periods and targeted exit strategies shortly thereafter. As noted above, MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate in this manner. We believe that our use of MFFO and the adjustments used to calculate it allows us to present our performance in a manner that reflects certain characteristics that are unique to non-listed REITs, such as their limited life, limited and defined acquisition period and targeted exit strategy, and hence that the use of such measures is useful to investors. For example, acquisition costs are funded from the proceeds of our IPO and other financing sources and not from operations. By excluding expensed acquisition costs, the use of MFFO provides information consistent with management’s analysis of the operating performance of the properties. Additionally, fair value adjustments, which are based on the impact of current market fluctuations and underlying assessments of general market conditions, but can also result from operational factors such as rental and occupancy rates, may not be directly related or attributable to our current operating performance. By excluding such changes that may reflect anticipated and unrealized gains or losses, we believe MFFO provides useful supplemental information.
Presentation of this information is intended to provide useful information to investors as they compare the operating performance of different REITs, although it should be noted that not all REITs calculate FFO and MFFO the same way, so comparisons with other REITs may not be meaningful. Furthermore, FFO and MFFO are not necessarily indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income (loss) or income (loss) from continuing operations as an indication of our performance, as an alternative to cash flows from operations as an indication of our liquidity, or indicative of funds available to fund our cash needs including our ability to make distributions to our stockholders. FFO and MFFO should be reviewed in conjunction with other GAAP measurements as an indication of our performance. MFFO has limitations as a performance measure in an offering such as ours where the price of a share of common stock is a stated value and there is no net asset value determination during the offering stage and for a period thereafter. MFFO is useful in assisting management and investors in assessing the sustainability of operating performance in future operating periods, and in particular, after the offering and acquisition stages are complete and net asset value is disclosed. FFO and MFFO are not useful measures in evaluating net asset value because impairments are taken into account in determining net asset value but not in determining FFO or MFFO.
Neither the SEC, NAREIT nor any other regulatory body has passed judgment on the acceptability of the adjustments that we use to calculate FFO or MFFO. In the future, the SEC, NAREIT or another regulatory body may decide to standardize the allowable adjustments across the non-listed REIT industry and we would have to adjust our calculation and characterization of FFO or MFFO.

The table below reflects the items deducted or added to net income (loss) in our calculation of FFO and MFFO for the applicable periods during the year ended December 31, 2011 (in thousands).  The table reflects MFFO in the IPA recommended format and MFFO without the straight-line rent adjustment which measure management also uses as a performance measure. Items are presented net of non-controlling interest portions where applicable.

	Three Months Ended March 31, 2011	Three Months Ended June 30, 2011	Three Months Ended September 30, 2011	Three Months Ended December 31, 2011	Total
Net loss (in accordance with GAAP)	$(341)	$(810)	$(205)	$(2,063)	$(3,419)
Depreciation and amortization	883	995	922	1,243	4,043
FFO	542	185	717	(820)	624
Acquisition fees and expenses (1)	—	409	47	1,129	1,585
Amortization of above or below market leases (2)	(55)	(54)	(60)	(63)	(232)
Mark to market adjustments (3)	—	—	—	3	3
Non-recurring gains (losses) from the extinguishment/sale of debt, derivatives or securities holdings	—	—	—	809	809
MFFO	487	540	704	1,058	2,789
Straight-line rent (4)	(96)	(106)	(163)	(236)	(601)
MFFO - IPA recommended format	$391	$434	$541	$822	$2,188
______________________________
(1) The purchase of properties, and the corresponding expenses associated with that process, is a key operational feature of our business plan to generate operational income and cash flows in order to make distributions to investors. In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for non-listed REITs that have completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition costs, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our Advisor or third parties. Acquisition fees and expenses under GAAP are considered operating expenses and as expenses included in the determination of net income and income from continuing operations, both of which are performance measures under GAAP. Such fees and expenses are paid in cash, and therefore such funds will not be available to distribute to investors. Such fees and expenses negatively impact our operating performance during the period in which properties are being acquired. Therefore, MFFO may not be an accurate indicator of our operating performance, especially during periods in which properties are being acquired. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property. Acquisition fees and expenses will not be reimbursed by our Advisor if there are no further proceeds from the sale of shares our offering, and therefore such fees will need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties or from ancillary cash flows.

(2)
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

(3)
Management believes that adjusting for mark-to-market adjustments is appropriate because they are nonrecurring items that may not be reflective of on-going operations and reflects unrealized impacts on value based only on then current market conditions, although they may be based upon current operational issues related to an individual property or industry or general market conditions. The need to reflect mark-to-market adjustments is a continuous process and is analyzed on a quarterly and/or annual basis in accordance with GAAP.

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
 In conjunction with the offering of the Preferred Shares, the board of directors declared, on a monthly basis, cumulative cash distributions at the rate of 8% per annum of the $9.00 liquidation preference per share (resulting in a distribution rate of 8.23% of the purchase price of the Preferred Shares if the purchase price was $8.75 and a distribution rate of 8.47% the purchase price of the Preferred Shares if the purchase price was $8.50).  The distribution on each of our shares is cumulative from the first date on which such share was issued and we aggregate and pay the distributions monthly in arrears on or about the first business day of each month. On December 15, 2011, we exercised our option to convert the Preferred Shares into common stock on a one-for-one basis. Therefore, as of December 31, 2011, there are no more Preferred Shares outstanding. All distributions related to Preferred Shares have been paid as of December 31, 2011 and therefore no more distributions are owed to the former preferred stockholders.
 During the year ended December 31, 2011, distributions paid to common and preferred stockholders totaled $2.4 million inclusive of approximately $0.4 million of the value of common stock issued under the DRIP.  Distribution payments are dependent on the availability of funds.  Our board of directors may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distribution payments are not assured.
 During the year ended December 31, 2011, cash used to pay our distributions was primarily generated from property operating results, the refinancing of our IDB property and the sale of shares of common stock.  We have continued to pay distributions to our stockholders each month since our initial distributions payment in April 2010.  There is no assurance that we will continue to declare distributions at this rate.

The following table shows the sources for the payment of distributions to common and preferred stockholders for the year ended December 31, 2011 (in thousands):

	Three Months Ended March 31, 2011		Three Months Ended June 30, 2011		Three Months Ended September 30, 2011		Three Months Ended December 31, 2011		Total
		Percentage of Distributions		Percentage of Distributions		Percentage of Distributions		Percentage of Distributions		Percentage of Distributions
Distributions:
Total distributions	$401		$510		$638		$895		$2,444
Distributions reinvested	(9)		(59)		(125)		(226)		(419)
Distributions paid in cash	$392		$451		$513		$669		$2,025
Source of distributions:
Cash flows provided by (used in) operations (1)	$210	53.6%	$202	44.8%	$513	100.0%	$(662)	(99.0)%	$263	13.0%
Proceeds from mortgage refinancing (2)	—	—%	—	—%	—	—%	1,331	199.0%	1,331	65.7%
Proceeds from issuance of common stock	182	46.4%	249	55.2%	—	—%	—	—%	431	21.3%
Total sources of distributions	$392	100.0%	$451	100.0%	$513	100.0%	$669	100.0%	$2,025	100.0%
Cash flows provided by (used in) operations (GAAP basis)	$210		$202		$1,126		$(1,275)		$263
Net loss (in accordance with GAAP)	$(341)		$(810)		$(205)		$(2,063)		$(3,419)
__________________
(1) Cash flows provided by operations for the year ended December 31, 2011 included $1.6 million of acquisition and transaction related expenses. Cash flows provided by or used in operations for the three months ended June 30, 2011, September 30, 2011 and December 31, 2011 included acquisition and transaction related expenses of $0.4 million, $46,000 and $1.1 million, respectively. Cash flows during the three months ended December 31, 2011 also included interest expense of $0.8 million associated with defeasance fees related to the refinancing of the mortgage collateralized by our IDB property.

(2)
We refinanced the mortgage collateralized by our IDB property in November 2011. We used the proceeds from the refinancing of $21.3 million to repay the remaining balance on the original mortgage of $13.8 million, pay defeasance fees of $0.8 million, partially fund the acquisition of our One Jackson Square property and to fund distributions during the three months ended December 31, 2011.

The following table compares cumulative distributions paid to cumulative net loss (in accordance with GAAP) for the period from October 6, 2009 (date of inception) through December 31, 2011 (in thousands):

For the Period from October 6, 2009 (date of inception) to December 31, 2011
Distributions paid:
Preferred stockholders	$2,158
Common stockholders in cash	551
Common stockholders pursuant to DRIP	419
Total distributions paid	$3,128

Reconciliation of net loss:
Revenues	$9,912
Acquisition and transaction-related expenses	(3,010)
Depreciation and amortization	(5,083)
Other operating expenses	(1,975)
Other non-operating expenses	(4,981)
Net income attributable to non-controlling interests	(45)
Net loss (in accordance with GAAP) (1)	$(5,182)
__________________________________

(1)	Net loss as defined by GAAP includes the non-cash impact of depreciation and amortization expense as well as costs incurred relating to acquisitions and related transactions.
Dilution
 Our net tangible book value per share is a mechanical calculation using amounts from our balance sheet, and is calculated as (1) total book value of our assets less the net value of intangible assets, (2) minus total liabilities less the net value of intangible liabilities, (3) divided by the total number of shares of common and preferred stock outstanding. It assumes that the value of real estate and real estate-related assets and liabilities diminish predictably over time as shown through the depreciation and amortization of real estate investments. Real estate values have historically risen or fallen with market conditions. Net tangible book value is used generally as a conservative measure of net worth that we do not believe reflects our estimated value per share. It is not intended to reflect the value of our assets upon an orderly liquidation in accordance with our investment objectives. Our net tangible book value reflects dilution in the value of our common and preferred stock from the issue price as a result of (i) operating losses, which reflect accumulated depreciation and amortization of real estate investments, (ii) the funding of distributions from sources other than our cash flow from operations, and (iii) fees paid in connection with IPO, including commissions, dealer manager fees and other offering costs. As of December 31, 2011, our net tangible book value per share was $6.49. The offering price of shares under our primary offering (ignoring purchase price discounts for certain categories of purchasers) at December 31, 2011 was $10.00.
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
Loan Obligations
The payment terms of our loan obligations require principal and interest amounts payable monthly with all unpaid principal and interest due at maturity. Our loan agreements stipulate that we comply with specific reporting covenants. As of December 31, 2011, we were in compliance with the debt covenants under our loan agreements.

Our Advisor may, with the approval of our independent directors, seek to borrow short-term capital that, combined with secured mortgage financing, exceeds our targeted leverage ratio. Such short-term borrowings may be obtained from third parties on a case-by-case basis as acquisition opportunities present themselves simultaneous with our capital raising efforts. We view the use of short-term borrowings as an efficient and accretive means of acquiring real estate in advance of raising equity capital. Accordingly, we can take advantage of buying opportunities as we expand our fundraising activities. As additional equity capital is obtained, these short-term borrowings will be repaid. Our leverage ratio approximated 60.6% (secured mortgage notes payable as a percentage of total real estate investments, at cost) as of December 31, 2011.
Contractual Obligations
The following is a summary of our contractual obligations as of December 31, 2011 (in thousands):

		Years Ended December 31,
	Total	2012	2013 -2014	2015-2016	Thereafter
Principal Payments Due:
Mortgage notes payable	$75,250	$433	$926	$49,961	$23,930
Other notes payable (1)	5,933	5,933	—	—	—
	$81,183	$6,366	$926	$49,961	$23,930
Interest Payments Due:
Mortgage notes payable	$16,980	$3,105	$6,142	$4,978	$2,755
Other notes payable (1)	270	270	—	—	—
	$17,250	$3,375	$6,142	$4,978	$2,755
___________________________________

(1)	The note holders had the option, but did not elect, to demand payment of 50% of the principal balance on July 15, 2011.
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
Related-Party Transactions and Agreements
We have entered into agreements with our Sponsor and its wholly owned affiliates whereby we pay certain fees or reimbursements to our Advisor or its affiliates in connection with acquisition and financing activities, sales of common and preferred stock, asset and property management services and reimbursement of operating and offering-related costs. See Note 11 – Related Party Transactions and Arrangements to our consolidated financial statements included in this report for a discussion of the various related-party transactions, agreements and fees.
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
As of December 31, 2011, our debt included fixed-rate mortgage notes payable, with a carrying value of $75.3 million and a fair value of $75.2 million. Changes in market interest rates on our fixed-rate mortgages impact the fair value of the debt, but have no impact on interest incurred or cash flow. For instance, if interest rates rise 100 basis points and our fixed-rate debt balance remains constant, we expect the fair value of our obligation to decrease, the same way the price of a bond declines as interest rates rise.
The sensitivity analysis related to our fixed–rate debt assumes an immediate 100 basis point move in interest rates from their December 31, 2011 levels, with all other variables held constant.  A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt by $2.0 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt by $1.9 million.  At December 31, 2011, we do not have any variable-rate debt.
These amounts were determined by considering the impact of hypothetical interest rates changes on our borrowing costs, and assuming no other changes in our capital structure.
As the information presented above includes only those exposures that existed as of December 31, 2011, it does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
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
 In connection with the preparation of our Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.
 Based on its assessment, our management concluded that, as of December 31, 2011, our internal control over financial reporting was effective.
 The rules of the SEC do not require, and this annual report does not include an attestation report of our independent registered public accounting firm regarding, internal control over financial reporting.

Changes in Internal Control Over Financial Reporting.
During the fourth quarter of fiscal year ended December 31, 2011, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
None.
PART II
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
  The other information required by this Item is incorporated by reference to our annual proxy statement for the fiscal year ended December 31, 2011 (the “Proxy Statement”).
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
(a)Financial Statement Schedules
See the Index to Consolidated Financial Statements at page F-1 of this report.
The following financial statement schedule is included herein at page F-29 of this report:
Schedule III – Real Estate and Accumulated Depreciation
(b)Exhibits
EXHIBIT INDEX
The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2011 (and are numbered in accordance with Item 601 of Regulation S-K):

Exhibit No.	Description
1.1 (9)	Dealer Manager Agreement among American Realty Capital New York Recovery REIT, Inc., New York Recovery Operating Partnership, L.P. and Realty Capital Securities, LLC, dated as of September 2, 2010
1.2 (1)	Form of Soliciting Dealers Agreement between Realty Capital Securities, LLC and the Soliciting Dealers
3.1 (4)	Amended and Restated Charter of American Realty Capital New York Recovery REIT, Inc.
3.2 (1)	By-laws of American Realty Capital New York Recovery REIT, Inc.
3.3 (12)	Certificate of Correction of American Realty Capital New York Recovery REIT, Inc. filed November 8, 2011
3.4 *	Certificate of Correction of New York Recovery REIT, Inc. filed January 23, 2012
4.1 (9)	Second Amended and Restated Agreement of Limited Partnership of New York Recovery Operating Partnership, L.P., dated as of September 2, 2010
10.1 (9)
Fourth Amended and Restated Subscription Escrow Agreement among American Realty Capital New York Recovery REIT, Inc., Wells Fargo Bank, National Association and Realty Capital Securities, LLC, dated as of September 1, 2010

10.2 (9)	Second Amended and Restated Advisory Agreement between American Realty Capital New York Recovery REIT, Inc. and New York Recovery Advisors, LLC, dated as of September 2, 2010
10.3 (9)
Amended and Restated Management Agreement, among American Realty Capital New York Recovery REIT, Inc., New York Recovery Operating Partnership, L.P. and New York Recovery Properties, LLC, dated as of September 2, 2010

10.4 (4)	Company’s Restricted Share Plan
10.5 (4)	Company’s Stock Option Plan
10.6 (2)	Agreement for Purchase and Sale of Real Property by and between American Realty Capital II, LLC and Urban Development Partners (61), LLC, dated January 21, 2010
10.7 (2)	Assignment and Assumption of Agreement for Purchase and Sale of Real Property by and between American Realty Capital II, LLC and ARC NYE61ST001, LLC, dated June 18, 2010
10.8 (3)	Guaranty and Indemnity among American Realty Capital New York Recovery REIT, Inc., Nicholas Schorsch and William Kahane in favor of U.S. Bank National Association, dated June 15, 2010
10.9 (3)	Reimbursement Agreement among American Realty Capital New York Recovery REIT, Inc., Nicholas S. Schorsch and William M. Kahane, dated June 15, 2010
10.10 (2)	Loan Agreement by and between CAMBR Company, Inc. and American Realty Capital New York Recovery REIT, Inc., dated June 15, 2010
10.11 (2)	Promissory Note given by American Realty Capital New York Recovery REIT, Inc. to CAMBR Company, Inc., dated June 15, 2010
10.12 (2)	Loan Agreement by and between CAMBR Charitable Foundation Trust and American Realty Capital New York Recovery REIT, Inc., dated June 15, 2010
10.13 (2)	Promissory Note given by American Realty Capital New York Recovery REIT, Inc. to CAMBR Charitable Foundation Trust, dated June 15, 2010
10.14 (3)	Management Agreement between ARC NYRR 61st Street LLC and CB Richard Ellis, Inc., dated June 21, 2010
10.15 (3)	Agreement of Lease between Urban Development Partners (61), LLC and Bunny Williams Incorporated, dated July 24, 2001

Exhibit No.	Description
10.16 (3)	Agreement of Lease between Urban Development Partners (61), LLC and Doris Leslie Blau, Ltd., dated September 28, 2004
10.17 (3)	Agreement of Lease between Urban Development Partners (61), LLC and Amy Perlin Antiques, Inc., dated October 19, 2001
10.18 (3)	Agreement of Lease between Urban Development Partners (61), LLC and AP Antiques Corp., dated March 14, 2002
10.19 (4)	Purchase and Sale Agreement among Bleecker Street Condo, LLC, 382/384 Bleecker, LLC, 382/384 Perry Retail, LLC, BCS 387 LLC and American Realty Capital III, LLC, dated October 1, 2010
10.20 (5)	Standard Form of Loft Lease between Urban Development Partners (61), LLC and Rosselli 61st Street LLC, dated January 17, 2008
10.21 (5)	Limited Guaranty by John Rosselli, dated January 17, 2008
10.22 (5)	Lease between Bleecker Street Condo, LLC and Burberry Limited, dated May 26, 2010
10.23 (5)	Lease between 382/384 Perry Retail, LLC and Michael Kors Stores, LLC, dated May 2010
10.24 (5)	Limited Liability Company Agreement of ARCNYRR CAMBR Bleecker, LLC, dated December 1, 2010
10.25 (6)	Purchase and Sale Agreement between 2061 86th Street LLC and American Realty Capital III, LLC, dated March 22, 2011
10.26 (7)	Agreement of Lease between ARC NYE61ST0001, LLC and Rosselli 61st Street LLC, dated April 1, 2011
10.27 (7)	Amendment and Reaffirmation of Limited Guaranty between ARC NYE61ST0001, LLC and Rosselli 61st Street LLC, dated April 1, 2011
10.28 (8)	Purchase and Sale Agreement between AA Olympic, LLC and American Realty Capital III, LLC, dated April 27, 2011
10.29 (9)
First Amendment to Second Amended and Restated Advisory Agreement among American Realty Capital New York Recovery REIT, Inc., New York Recovery Operating Partnership, L.P. and New York Recovery Advisors, LLC, dated as of June 23, 2011

10.30 (9)	Surrender and Cancellation of Lease by and among ARC NYE61ST0001, LLC and Amy Perlin Antiques, Inc. and Wiltshire-Faye, Ltd., dated as of June 17, 2011
10.31 (9)	Surrender and Cancellation of Lease by and between ARC NYE61ST0001, LLC and AP Antiques Corp., dated as of June 17, 2011
10.32 (9)	Purchase Agreement for Garage Unit by and between MCO S0 Strategic, 56, L.P. and American Realty Capital III, LLC, dated as of June 8, 2011
10.33 (11)	Purchase and Sale Agreement, by and between 163-30 Cross Bay Boulevard, LLC and American Realty Capital III, LLC, dated as of June 17, 2011
10.34 (11)	Purchase and Sale Agreement, by and between 122 Greenwich Avenue Owner, LLC and American Realty Capital III, LLC, dated as of September 19, 2011
10.35 (13)	Amended and Restated Mortgage Note given by ARC NYWSHST001, LLC, ARC NYWSHST002, LLC and ARC NYWSHST003, LLC to New York Community Bank, dated as of November 3, 2011
10.36 (13)
Consolidation, Modification and Extension Agreement, Assignment of Lease and Rents and Security Agreement, by and among ARC NYWSHST001, LLC, ARC NYWSHST002, LLC, ARC NYWSHST003, LLC, ARC NYWSHST004, LLC and New York Community Bank, dated as of November 3, 2011

10.37 (13)
Defeasance Assignment, Assumption and Release Agreement by and among ARC NYE61ST001, LLC, SB DFZ GECMC 2002-3A Holdings, LLC, U.S. Bank National Association, Wells Fargo Bank, National Association and Wilmington Trust Company, dated as of November 15, 2011

10.38 (13)	Consolidation, Modification and Extension Agreement, Assignment of Leases and Rents and Security Agreement by and between ARC NYGRNAV001 and New York Community Bank, dated as of November 15, 2011
10.39 (13)	Amended and Restated Mortgage Note given by ARC NYE61ST001, LLC to New York Community Bank, dated as of November 15, 2011
10.40 (13)	Loan Agreement by and between ARC NYGRNAV001, LLC, ARC NYGRNAV002, LLC, ARC NYGRNAV003, LLC and Wells Fargo Bank, National Association, dated as of November 18, 2011
10.41 (13)	Promissory Note given by ARC NYGRNAV001, LLC, ARC NYGRNAV002, LLC, and ARC NYGRNAV003, LLC to Wells Fargo Bank, National Association, dated as of November 18, 2011
23.1 *	Consent of Grant Thornton LLP — American Realty Capital New York Recovery REIT, Inc.
31.1 *	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit No.	Description
31.2 *	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32 *
Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

_______________________
* Filed herewith
(1) Previously filed with the Registration Statement on Form S-11/A filed by the Company with the SEC on November 12, 2009.
(2) Previously filed with the Registration Statement on Form S-11/A filed by the Company with the SEC on July 2, 2010
(3) Previously filed with the Registration Statement on Form S-11/A filed by the Company with the SEC on August 6, 2010
(4) Previously filed with the Post-Effective Amendment No. 1 to the Registration Statement on Form S-11 filed by the Company with the SEC on March 2, 2011
(5) Previously filed with the Annual Report on Form 10-K filed by the Company with the SEC on March 28, 2011.
(6) Previously filed with the Current Report on Form 8-K filed by the Company with the SEC on April 21, 2011.
(7) Previously filed with the Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 2 to the Registration Statement on April 26, 2011.
(8) Previously filed with the Pre-Effective Amendment No. 2 to Post-Effective Amendment No. 2 to the Registration Statement on May 2, 2011.
(9) Previously filed with the Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 3 to the Registration Statement on July 26, 2011.
(10) Previously filed with the Pre-Effective Amendment No. 2 to Post-Effective Amendment No. 3 to the Registration Statement on August 8, 2011.
(11) Previously filed with the Current Report on Form 8-K filed by the Company with the SEC on September 22, 2011.
(12) Previously filed with the Quarterly Report on Form 10-Q filed by the Company with the SEC on November 14, 2011
(13) Previously filed with the Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 5 to the Registration Statement on December 20, 2011

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 29th day of February, 2012.

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

Name	Capacity	Date

/s/ Nicholas S. Schorsch	Chief Executive Officer and Chairman of the Board of Directors (and Principal Executive Office)	February 29, 2012
Nicholas S. Schorsch

/s/ William M. Kahane	Chief Operating Officer and President	February 29, 2012
William M. Kahane

/s/ Brian S. Block	Chief Financial Officer and Executive Vice President (and Principal Financial Officer and Principal Accounting Officer)	February 29, 2012
Brian S. Block

/s/ Scott J. Bowman	Independent Director	February 29, 2012
Scott J. Bowman

/s/ William G. Stanley	Independent Director	February 29, 2012
William G. Stanley

/s/ Robert H. Burns	Independent Director	February 29, 2012
Robert H. Burns

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Statements:	Page
Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2011 and 2010	F-3

Consolidated Statements of Operations for the Years Ended December 31. 2011 and 2010 and the Period from October 6, 2009 (date of inception) to December 31, 2009	F-4

Consolidated Statement of Changes in Equity for the Years Ended December 31, 2011 and 2010 and the Period from October 6, 2009 (date of inception) to December 31, 2009	F-5

Consolidated Statements of Cash Flows for the Years Ended December 31, 2011 and 2010 and the Period from October 6, 2009 (date of inception) to December 31, 2009	F-6

Notes to Consolidated Financial Statements	F-8

Financial Statement Schedule:
Schedule III – Real Estate and Accumulated Depreciation	F-29

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
American Realty Capital New York Recovery REIT, Inc.
We have audited the accompanying consolidated balance sheets of American Realty Capital New York Recovery REIT, Inc. (a Maryland Corporation) and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in equity and cash flows for the years ended December 31, 2011 and 2010 and the period from October 6, 2009 (date of inception) to December 31, 2009. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Realty Capital New York Recovery REIT, Inc. and subsidiaries as of December 31, 2011 and 2010 and the results of their operations and their cash flows for the years ended December 31, 2011 and 2010 and the period from October 6, 2009 (date of inception) to December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania
February 29, 2012

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2011	2010
ASSETS
Real estate investments, at cost:
Land	$18,439	$11,243
Buildings, fixtures and improvements	96,596	50,051
Acquired intangible lease assets	10,591	6,321
Total real estate investments, at cost	125,626	67,615
Less accumulated depreciation and amortization	(4,175)	(1,042)
Total real estate investments, net	121,451	66,573
Cash and cash equivalents	10,222	349
Restricted cash	179	760
Due from affiliates, net	358	324
Prepaid expenses and other assets	1,856	652
Deferred costs, net	2,898	1,248
Total assets	$136,964	$69,906
LIABILITIES AND EQUITY
Mortgage notes payable	$75,250	$35,385
Notes payable	5,933	5,933
Below-market lease liabilities, net	1,579	1,288
Derivative, at fair value	204	—
Accounts payable and accrued expenses	2,293	2,842
Deferred rent and other liabilities	227	202
Distributions payable	287	131
Total liabilities	85,773	45,781
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Convertible preferred stock, $0.01 par value, 5,550,000 shares authorized, none and 1,966,376 shares issued and outstanding at December 31, 2011 and 2010, respectively (liquidation preference $9.00 per share)	—	20
Common stock, $0.01 par value; 240,000,000 shares authorized, 6,658,903 and 327,499 shares issued and outstanding at December 31, 2011 and 2010, respectively	67	3
Additional paid-in capital	47,786	13,789
Accumulated other comprehensive loss	(201)	—
Accumulated deficit	(8,597)	(2,578)
Total stockholders’ equity	39,055	11,234
Non-controlling interests	12,136	12,891
Total equity	51,191	24,125
Total liabilities and equity	$136,964	$69,906

The accompanying notes are an integral part of these financial statements

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	Year Ended December 31,		For the Period from October 6, 2009 (date of inception) to December 31, 2009
	2011	2010
Revenues:
Rental income	$6,891	$2,087	$—
Operating expense reimbursement	644	290	—
Total revenues	7,535	2,377	—
Operating expenses:
Property operating	1,039	672	—
Operating fees to affiliates	—	—	—
Acquisition and transaction related	1,586	1,424	—
General and administrative	220	43	1
Depreciation and amortization	4,043	1,040	—
Total operating expenses	6,888	3,179	1
Operating income (loss)	647	(802)	(1)
Other income (expenses):
Interest expense	(3,910)	(1,070)	—
Interest income	1	1	—
Loss on derivative instrument	(3)	—	—
Total other expenses	(3,912)	(1,069)	—
Net loss	(3,265)	(1,871)	(1)
Net loss (income) attributable to non-controlling interests	(154)	109	—
Net loss attributable to stockholders	$(3,419)	$(1,762)	$(1)
Basic and diluted weighted average common shares outstanding	2,070,184	36,108	4,219
Basic and diluted net loss per share attributable to stockholders	$(2.31)	$(71.06)	NM
______________
NM – not meaningful

The accompanying notes are an integral part of these financial statements

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
Year Ended December 31, 2011 , 2010 and period from October 6, 2009 (date of inception) to December 31, 2009
(In thousands, except share data)

	Convertible Preferred Stock		Common Stock			Accumulated Other Comprehensive Loss
	Number of Shares	Par value	Number of Shares	Par Value	Additional Paid-In Capital		Accumulated Deficit	Stockholders’ Equity	Non- controlling Interests	Total Equity
Balance, October 6, 2009	—	$—	—	$—	$—	$—	$—	$—	$—	$—
Issuance of common stock	—	—	20,000	—	200	—	—	200	—	200
Net loss	—	—	—	—	—	—	(1)	(1)	—	(1)
Balance, December 31, 2009	—	—	20,000	—	200	—	(1)	199	—	199
Issuance of convertible preferred stock	1,966,376	20	—	—	16,934	—	—	16,954	—	16,954
Convertible preferred stock offering costs, commissions and dealer manager fees	—	—	—	—	(3,050)	—	—	(3,050)	—	(3,050)
Issuance of common stock	—	—	298,499	3	2,872	—	—	2,875	—	2,875
Common stock offering costs, commissions and dealer manager fees	—	—	—	—	(3,285)	—	—	(3,285)	—	(3,285)
Share-based compensation	—	—	9,000	—	—	—	—	—	—	—
Amortization of restricted shares	—	—	—	—	5	—	—	5	—	5
Contributions from Advisor	—	—	—	—	113	—	—	113	—	113
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	13,000	13,000
Distributions declared	—	—	—	—	—	—	(815)	(815)	—	(815)
Net loss	—	—	—	—	—	—	(1,762)	(1,762)	(109)	(1,871)
Balance, December 31, 2010	1,966,376	20	327,499	3	13,789	—	(2,578)	11,234	12,891	24,125
Issuance of common stock	—	—	4,296,134	44	42,710	—	—	42,754	—	42,754
Offering costs, commissions and dealer manager fees	—	—	—	—	(9,340)	—	—	(9,340)	—	(9,340)
Common stock issued through distribution reinvestment plan	—	—	44,117	—	419	—	—	419	—	419
Common stock redemptions	—	—	(2,538)	—	(25)	—	—	(25)	—	(25)
Preferred stock converted to common stock	(1,966,376)	(20)	1,966,376	20	—	—	—	—	—	—
Share-based compensation	—	—	27,315	—	138	—	—	138	—	138
Amortization of restricted stock	—	—	—	—	80	—	—	80	—	80
Contributions from Advisor	—	—	—	—	15	—	—	15	—	15
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(909)	(909)
Distributions declared	—	—	—	—	—	—	(2,600)	(2,600)	—	(2,600)
Designated derivative, fair value adjustment	—	—	—	—	—	(201)	—	(201)	—	(201)
Net income (loss)	—	—	—	—	—	—	(3,419)	(3,419)	154	(3,265)
Total comprehensive income (loss)	—	—	—	—	—	(201)	(3,419)	(3,620)	154	(3,466)
Balance, December 31, 2011	—	$—	6,658,903	$67	$47,786	$(201)	$(8,597)	$39,055	$12,136	$51,191

The accompanying notes are an integral part of this financial statement

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,		For the Period from October 6, 2009 (date of inception) to December 31, 2009
	2011	2010
Cash flows from operating activities:
Net loss attributable to stockholders	$(3,419)	$(1,762)	$(1)
Adjustments to reconcile net loss attributable to stockholders to net cash provided by (used in) operating activities:
Depreciation	2,609	500	—
Amortization of intangibles	1,434	540	—
Amortization of deferred financing costs	502	80	—
Accretion of below-market lease liabilities and amortization of above-market lease assets, net	(239)	(75)	—
Net income (loss) attributable to non-controlling interests	154	(109)	—
Share-based compensation	218	5	—
Loss on derivative instrument	3	—	—
Changes in assets and liabilities:
Prepaid expenses and other assets	(1,160)	(652)	—
Accounts payable and accrued expenses	136	394	—
Due from affiliated entities	—	(357)	—
Deferred rent and other liabilities	25	202	—
Net cash provided by (used in) operating activities	263	(1,234)	(1)
Cash flows from investing activities:
Investment in real estate and other assets	(25,276)	(30,729)	—
Capital expenditures	(460)	—	—
Net cash used in investing activities	(25,736)	(30,729)	—
Cash flows from financing activities:
Proceeds from notes payable	—	8,900	—
Payments on notes payable	—	(2,967)	—
Proceeds from mortgage notes payable	21,300	—	—
Payments on mortgage notes payable	(14,085)	(136)	—
Proceeds from issuance of common stock	42,545	2,875	200
Proceeds from issuance of convertible preferred stock, net	—	16,954	—
Payments of offering costs and fees related to stock issuances	(10,050)	(3,655)	(199)
Payments of deferred financing costs	(1,992)	(1,328)	—
Distributions paid	(2,025)	(684)	—
Proceeds from (payments to) affiliate, net	(19)	113	—
Distributions to non-controlling interest holders	(909)	—	—
Contributions from non-controlling interest holders	—	13,000	—
Restricted cash	581	(760)	—
Net cash provided by financing activities	35,346	32,312	1
Net increase in cash and cash equivalents	9,873	349	—
Cash and cash equivalents, beginning of period	349	—	—
Cash and cash equivalents, end of period	$10,222	$349	$—

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,		For the Period from October 6, 2009 (date of inception) to December 31, 2009
	2011	2010
Supplemental Disclosures:
Cash paid for interest	$2,541	$788	$—
Cash paid for income taxes	12	—	—
Non-Cash Investing and Financing Activities:
Mortgage notes payable used to acquire investments in real estate	$32,650	$21,300	$—
Debt assumed in real estate acquisitions	—	14,221	—
Conversion of preferred stock to common stock	16,954	—	—
Common stock issued through distribution reinvestment plan	419	—	—
Reclassification of deferred offering costs	—	954	—

The accompanying notes are an integral part of these financial statements

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011
Note 1 — Organization
American Realty Capital New York Recovery REIT, Inc. (the “Company”), incorporated on October 6, 2009, is a Maryland corporation and qualified as a real estate investment trust (“REIT”) for federal income tax purposes beginning with the taxable year ended December 31, 2010.  On September 2, 2010, the Company commenced its initial public offering (the “IPO”) on a “reasonable best efforts” basis of up to 150.0 million shares of common stock at a price of $10.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form S-11 (File No. 333-163069) (the “Registration Statement”) filed with the U.S. Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended (the “Securities Act”). The Registration Statement also covers up to 25.0 million shares available pursuant to a distribution reinvestment plan (the “DRIP”) under which the Company’s common stockholders may elect to have their distributions reinvested in additional shares of the Company’s common stock at the greater of $9.50 per share or 95% of the estimated value of a share of common stock.
As of December 31, 2011, the Company had 6.7 million shares of common stock outstanding, including unvested restricted shares, converted shares of convertible preferred stock (the "Preferred Shares") and shares issued under the DRIP. As of December 31, 2011, the Company had received total gross proceeds of $45.8 million from the sale of 4.6 million shares of common stock.  In addition, the Company sold 2.0 million Preferred Shares for gross proceeds of $17.0 million in a private placement pursuant to Rule 506 of Regulation D of the Securities Act (the “Preferred Offering”), which terminated on September 2, 2010, the effective date of the Registration Statement. On December 15, 2011, the Company exercised its option to convert the Preferred Shares into 2.0 million shares of common stock on a one-for-one basis. As of December 31, 2011, the aggregate value of all common share issuances and subscriptions outstanding was $66.4 million based on a per share value of $10.00 (or $9.50 for shares issued under the DRIP).
The Company was formed to acquire high quality, income-producing commercial real estate in the New York metropolitan area, and, in particular, properties located in New York City with a focus on office and retail properties. All such properties may be acquired and operated by the Company alone or jointly with another party. The Company may also originate or acquire first mortgage loans secured by real estate.  The Company purchased its first property and commenced active operations in June 2010.  As of December 31, 2011, the Company owned nine properties consisting of 148,933 square feet, which were 91.0% occupied on a weighted average basis with a weighted average remaining lease term of 10.7 years.
 Substantially all of the Company’s business is conducted through New York Recovery Operating Partnership, L.P. (the “OP”), a Delaware limited partnership. The Company is the sole general partner and holder of 99.01% of the units of the OP.  New York Recovery Advisors, LLC (the “Advisor”), is the Company’s affiliated advisor.  The Advisor is the sole limited partner and owner of a 0.99% non-controlling interest in the partnership of the OP.  The limited partner interests may be exchanged for the cash value of a corresponding number of shares of common stock or, at the Company’s option, a corresponding number of shares of common stock. The remaining rights of the limited partner interests are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP’s assets.
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
Note 2 — Summary of Significant Accounting Policies
Basis of Accounting
The accompanying consolidated financial statements of the Company are prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management makes significant estimates regarding revenue recognition, purchase price allocations to record investments in real estate, and derivative financial instruments and hedging activities, as applicable.
Real Estate Investments
Investments in real estate are recorded at cost. Improvements and replacements are capitalized when they extend the useful life of the asset. Costs of repairs and maintenance are expensed as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of up to 40 years for buildings, 15 years for land improvements, five to 15 years for fixtures and capital improvements and the shorter of the useful life or the remaining lease term for tenant improvements and leasehold interests.
The Company is required to make subjective assessments as to the useful lives of the Company's properties for purposes of determining the amount of depreciation to record on an annual basis with respect to the Company's investments in real estate. These assessments have a direct impact on the Company's net income because if the Company were to shorten the expected useful lives of the Company's investments in real estate, the Company would depreciate these investments over fewer years, resulting in more depreciation expense and lower net income on an annual basis.
The Company is required to present the operations related to properties that have been sold or properties that are intended to be sold as discontinued operations in the statement of operations for all periods presented. Properties that are intended to be sold are to be designated as “held for sale” on the balance sheet.
Impairment of Long Lived Assets
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
Allocation of Purchase Price of Acquired Assets
The Company allocates the purchase price of acquired properties to tangible and identifiable intangible assets acquired based on their respective fair values. Tangible assets include land, land improvements, buildings, fixtures and tenant improvements on an as-if vacant basis. The Company utilizes various estimates, processes and information to determine the as-if vacant property value. Estimates of value are made using customary methods, including data from appraisals, comparable sales, discounted cash flow analysis and other methods. Amounts allocated to land, land improvements, buildings, fixtures and tenant improvements are based on cost segregation studies performed by independent third-parties or the Company’s analysis of comparable properties in its portfolio. Identifiable intangible assets include amounts allocated to acquire leases for above- and below-market lease rates, the value of in-place leases, and the value of customer relationships, as applicable.

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

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
The aggregate value of intangible assets related to customer relationship, as applicable, is measured based on the Company’s evaluation of the specific characteristics of each tenant’s lease and its overall relationship with the tenant. Characteristics considered in determining these values include the nature and extent of the existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals, among other factors.
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
Intangible assets and acquired lease liabilities consist of the following (in thousands):

	December 31,
	2011	2010
Intangible assets:
In-place leases, net of accumulated amortization of $1,045 and $540 at December 31, 2011, 2010, respectively	$9,440	$5,675
Above-market leases, net of accumulated amortization of $21 and $2 at December 31, 2011 and 2010, respectively	85	104
Total intangible lease assets, net	$9,525	$5,779
Intangible liabilities:
Below-market leases, net of accumulated amortization of $335 and $77 at December 31, 2011 and 2010, respectively	$1,579	$1,288
Total intangible lease liabilities, net	$1,579	$1,288

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

The following table provides the weighted-average amortization and accretion periods as of December 31, 2011 for intangible assets and liabilities and the projected amortization expense for the next five years (in thousands):

	Weighted- Average Amortization Period	2012	2013	2014	2015	2016
In-place leases	11.6	$1,127	$1,118	$1,055	$945	$843

Above-market lease assets	4.4	$(19)	$(19)	$(19)	$(19)	$(8)
Below-market lease liabilities	8.4	291	291	271	156	156
Total to be included in (deducted from) rental income		$272	$272	$252	$137	$148
Cash and Cash Equivalents
Cash and cash equivalents include cash in bank accounts as well as investments in highly-liquid money market funds with original maturities of three months or less.
The Company deposits cash with high quality financial institutions. These deposits are guaranteed by the Federal Deposit Insurance Company up to an insurance limit. At December 31, 2011 the Company had deposits of $10.2 million of which $9.0 million were in excess of the amount insured by the FDIC. Although the Company bears risk to amounts in excess of those insured by the FDIC, it does not anticipate any losses as a result.
Restricted Cash
Restricted cash primarily consists of reserves related to lease expirations as well as maintenance, structural, and debt service reserves as of December 31, 2011 and 2010.
Deferred Costs, Net
Deferred costs, net consists of deferred financing costs and deferred leasing costs. Deferred financing costs represent commitment fees, legal fees, and other costs associated with obtaining commitments for financing. These costs are amortized over the terms of the respective financing agreements using the effective interest method. Unamortized deferred financing costs are expensed when the associated debt is refinanced or repaid before maturity.  Costs incurred in seeking financial transactions that do not close are expensed in the period in which it is determined that the financing will not close.
Deferred leasing costs, consisting primarily of lease commissions and payments made to assume existing leases, are deferred and amortized over the term of the lease.
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

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

The Company is only authorized to repurchase shares using the proceeds received from the distribution reinvestment plan and will limit the amount spent to repurchase shares in a given quarter to the amount of proceeds received from the DRIP in that same quarter. In addition, the board of directors may reject a request for redemption, at any time.  Due to these limitations, the Company cannot guarantee that it will be able to accommodate all repurchase requests.   Purchases under the SRP by the Company will be limited in any calendar year to 5% of the weighted average number of shares outstanding during the prior year.
When a stockholder requests redemption and the redemption is approved by the Company's board of directors, it will reclassify such obligation from equity to a liability based on the settlement value of the obligation. As of December 31, 2011 there were 2,538 shares with a value of $25,000 redeemed or accrued to be redeemed due to the death of the stockholders. There were no redemptions during the year ended December 31, 2010.
Distribution Reinvestment Plan
 Pursuant to the DRIP, stockholders may elect to reinvest distributions by purchasing shares of common stock in lieu of receiving cash. No dealer manager fees or selling commissions are paid with respect to shares purchased pursuant to the DRIP.  Participants purchasing shares pursuant to the DRIP have the same rights and are treated in the same manner as if such shares were issued pursuant to the IPO. The board of directors may designate that certain cash or other distributions be excluded from the DRIP.  The Company has the right to amend any aspect of the DRIP or terminate the DRIP with ten days’ notice to participants.  Shares issued under the DRIP are recorded to equity in the accompanying consolidated balance sheet in the period distributions are declared.  There were 44,117 shares issued under the DRIP during the year ended December 31, 2011 with a value of $419,000. There were no shares issued under the DRIP during the year ended December 31, 2010 or the period from October 6, 2009 to December 31, 2009.
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
 The accounting for subsequent changes in the fair value of these derivatives depends on whether each has been designed and qualifies for hedge accounting treatment. If the Company elects not to apply hedge accounting treatment, any changes in the fair value of these derivative instruments is recognized immediately in gains (losses) on derivative instruments in the consolidated statement of operations. If the derivative is designated and qualifies for hedge accounting treatment the change in the estimated fair value of the derivative is recorded in other comprehensive income (loss) to the extent that it is effective. Any ineffective portion of a derivative's cange in fair value will be immediately recognized in earnings.
Revenue Recognition
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
December 31, 2011

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
Cost recoveries from tenants are included in operating expense reimbursement in the period the related costs are incurred, as applicable.
Organization, Offering, and Related Costs
 Organization and offering costs (other than selling commissions and the dealer manager fee) of the Company may be paid by the Advisor, the Dealer Manager or their affiliates on behalf of the Company. Such organization and offering costs include all expenses to be paid by the Company in connection with its offering, including but not limited to (i) legal, accounting, printing, mailing, and filing fees; (ii) escrow related fees; (iii) reimbursement of the Dealer Manager for amounts it may pay to reimburse the bona fide diligence expenses of broker-dealers; and (iv) reimbursement to the Advisor for the salaries of its employees and other costs in connection with preparing supplemental sales materials and related offering activities. The Company is obligated to reimburse the Advisor or its affiliates, as applicable, for organization and offering costs paid by them on behalf of the Company, provided that the Advisor is obligated to reimburse the Company to the extent organization and offering costs (excluding selling commissions and the dealer manager fee) incurred by the Company in its offering exceed 1.5% of gross offering proceeds. As a result, these costs are only a liability of the Company to the extent selling commissions, the dealer manager fee and other organization and offering costs do not exceed 11.5% of the gross proceeds determined at the end of offering (See Note 11 – Related Party Transactions and Arrangements).
Share-Based Compensation
The Company has a stock-based incentive award plan for its directors, which is accounted for under the guidance of share based payments.  The expense for such awards is included in general and administrative expenses and is recognized over the vesting period or when the requirements for exercise of the award have been met. (See Note 13 – Share-Based Compensation).
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
Per Share Data
Income (loss) per basic share of common stock is calculated by dividing net income (loss) less distributions declared on Preferred Shares by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted income per share takes into account the effect of dilutive instruments, such as stock options and unvested restricted stock, but uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted-average number of shares outstanding.
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

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

Recent Accounting Pronouncements
 In January 2010, the Financial Accounting Standards Board ("FASB") amended guidance to require a number of additional disclosures regarding fair value measurements. Specifically, the guidance revises two disclosure requirements concerning fair value measurements and clarifies two others. It requires separate presentation of significant transactions into and out of Levels 1 and 2 of the fair value hierarchy and disclosure of the reasons fort such transfers. Also, it requires the presentation of purchases, sales, issuances and settlements within level 3 on a gross basis rather than on a net basis. The amendments clarify that disclosures should be disaggregated by class of asset or liability and that disclosures about inputs and valuation techniques should be provided for both recurring and non-recurring fair value measurements. The adoption of the guidance related to Levels 1 and 2 were effective January 1, 2010, and did not have a material impact on the Company's financial position or results of operations. The adoption of the guidance related to Level 3 was effective January 1, 2011, and did not have a material impact on our financial position or results of operations.
In December 2010, the FASB updated its guidance related to goodwill which affected all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative. The guidance modifies Step 1 so that for those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. This guidance was adopted on January 1, 2011. The adoption of this guidance did have a material impact on the Company's financial position or results of operations.
In December 2010, the FASB updated the guidance related to business combinations to address diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. The amendment specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, non-recurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendment affects any public entity, as defined, that enters into business combinations that are material on an individual or aggregate basis. This guidance was adopted for acquisitions occurring on or after January 1, 2011. The adoption of this guidance did not have a material impact upon the Company's financial position or results of operations.
In May 2011, the FASB issued guidance that expands the existing disclosure requirements for fair value measurements, primarily for Level 3 measurements, which are measurements based on unobservable inputs such as the Company's own data. This guidance is largely consistent with current fair value measurement principles with few exceptions that do not result in a change in general practice. The guidance will be applied prospectively and will be effective for interim and annual reporting periods ending after December 15, 2011. The adoption of this guidance is not expected to have a material impact on the Company's financial position or results of operations as the guidance relates only to disclosure requirements.
In June 2011, the FASB issued guidance requiring entities to present items of net income and other comprehensive income either in one continuous statement - referred to as the statement of comprehensive income - or in two separate, but consecutive, statements of net income and other comprehensive income. The new guidance does not change which components of comprehensive income are recognized in net income or other comprehensive income, or when an item of other comprehensive income must be reclassified to net income. The guidance will be applied prospectively and will be effective for interim and annual reporting periods ending after December 15, 2011. In December 2011, the FASB deferred certain provisions of this guidance related to the presentation of certain reclassification adjustments of accumulated other comprehensive income, by component in both the statement of comprehensive income and the statement where the reclassification is presented.  The adoption of this guidance is not expected to have a material impact on the Company's financial position or results of operations but will change the location of the presentation of other comprehensive income to more closely associate the disclosure with net income.
In September 2011, the FASB issued guidance that allows entities to perform a qualitative analysis as the first step in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If it is determined that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then a quantitative analysis for impairment is not required. The guidance is effective for interim and annual impairment tests for fiscal periods beginning after December 15, 2011.  The adoption of this guidance is not expected to have a material impact on the Company's financial position or results of operations.

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

In December 2011, the FASB issued guidance which contains new disclosure requirements regarding the nature of and entity's rights of offset and related arrangements associated with its financial instruments and derivative instruments. The new disclosures are designed to make financial statements prepared under GAAP more comparable to those prepared under International Financial Reporting Standards and will give the financial statement users information about both gross and net exposures. The guidance is effective for interim and annual reporting periods beginning on or after January 1, 2013.  The adoption of this guidance is not expected to have a material impact on the Company's financial position or results of operations.

Note 3 — Real Estate Investments
 The following table presents the allocation of the assets acquired and liabilities assumed during the years ended December 31, 2011 and 2010 (in thousands):

	Year Ended December 31,
	2011	2010
Real estate investments, at cost:
Land	$7,196	$11,243
Buildings, fixtures and improvements	46,085	50,051
Total tangible assets	53,281	61,294
Acquired intangibles:
In-place leases	5,194	6,215
Above-market lease assets	—	106
Below-market lease liabilities	(549)	(1,365)
Total acquired intangibles	4,645	4,956
Total assets acquired, net	57,926	66,250
Mortgage notes payable	(32,650)	(35,521)
Cash paid for acquired real estate investments	$25,276	$30,729
Number of properties purchased	5	4

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

 The Company acquires and operates commercial properties. All such properties may be acquired and operated by the Company alone or jointly with another party.  The Company’s portfolio of real estate properties is comprised of the following properties as of December 31, 2011 (net operating income and base purchase price in thousands):

Portfolio Property	Acquisition Date	Number of Properties	Square Feet	Occupancy	Remaining Lease Term (1)	Annualized Net Operating Income (2)	Base Purchase Price (3)	Capitalization Rate (4)	Annualized Rental Income (5) per Square Foot
Interior Design Building	Jun. 2010	1	81,082	85.4%	4.4	$2,009	$32,250	6.2%	$39.94
Bleecker Street (6)	Dec. 2010	3	9,724	100.0%	8.2	2,454	34,000	7.2%	262.65
Foot Locker	Apr. 2011	1	6,118	100.0%	14.1	455	6,167	7.4%	74.37
Regal Parking Garage	Jun. 2011	1	12,856	100.0%	22.6	399	5,400	7.4%	31.50
Duane Reed	Oct. 2011	1	9,767	100.0%	16.8	971	14,000	6.9%	98.29
Washington Street	Nov. 2011	1	22,306	100.0%	13.5	987	9,860	10.0%	47.34
One Jackson Square	Nov. 2011	1	7,080	77.8%	16.4	1,454	22,500	6.5%	259.35
		9	148,933	91.0%	10.7	$8,729	$124,177	7.0%	$71.02
______________________________

(1)	Remaining lease term in years as of December 31, 2011, calculated on a weighted-average basis.

(2)
Annualized net operating income for the quarter ended December 31, 2011 or since acquisition date.  Net operating income is rental income on a straight-line basis, which includes tenant concessions such as free rent, as applicable, plus operating expense reimbursement revenue less property operating expenses.  Reflects adjustments for lease terminations and lease amendments with tenants, as applicable.

(3)	Contract purchase price, excluding acquisition related costs.

(4)	Net operating income divided by base purchase price.

(5)	Annualized rental income as of December 31, 2011 for the leases in the property portfolio on a straight-line basis, which includes tenant concessions such as free rent, as applicable.

(6)	Non-controlling interest holders contributed $13.0 million to purchase this portfolio.

The following table presents unaudited pro forma information as if the acquisitions during the year ended December 31, 2011 had been consummated on October 6, 2009 (date of inception). Additionally, the unaudited pro forma net loss attributable to stockholders was adjusted to reclass acquisition and transaction related expenses of $1.6 million from the year ended December 31, 2011 to the period from October 6, 2009 (date of inception) to December 31, 2009. (in thousands)

	Year Ended December 31,		Period from October 6, 2009 (date of inception) to December 31, 2009 (Unaudited)
	2011 (Unaudited)	2010 (Unaudited)
Total pro forma revenues	$10,805	$6,166	$1,059
Total pro forma net income (loss) attributable to stockholders	$(1,608)	$(480)	$1,507

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

The following table presents future minimum base rent cash payments due to the Company subsequent to December 31, 2011.  These amounts exclude contingent rental payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes among other items (in thousands):

Future Minimum Base Rent Payments
2012	$8,638
2013	8,787
2014	8,735
2015	8,499
2016	8,117
Thereafter	60,553
$103,329

The following table lists the tenants whose annualized rental income on a straight-line basis represented greater than 10% of total annualized rental income for all portfolio properties on a straight-line basis as of December 31, 2011 and 2010:

		December 31,
Property Portfolio	Tenant	2011	2010
One Jackson Square	TD Bank	12.2%	—%
Bleecker Street	Burberry Limited	10.7%	17.3%
Duane Reed	Duane Reed	10.0%	—%
Interior Design Building	Rosselli 61st St., LLC	*	11.3%
Bleecker Street	Michael Kors Stores, LLC	*	10.4%
___________________________________
* Tenant’s annualized rental income on a straight-line basis was not greater than 10% of total annualized rental income for all portfolio properties as of the period specified.
The termination, delinquency or non-renewal of one of the above tenants may have a material adverse effect on revenues. No other tenant represents more than 10% of annualized rental income as of December 31, 2011 and 2010 .
Note 4 — Notes Payable
As part of the acquisition of the Interior Design Building, the Company entered into note agreements totaling $8.9 million with two unaffiliated third party investors. The notes each have an annual interest rate of 9.0%. The repayment of the notes require a 1.0% exit fee based on the original note proceeds payable upon the maturities of the respective notes and are pre-payable at any time.  In 2010, the terms of the notes were modified from a maturity date of January 1, 2011 to pay interest-only on a monthly basis and to repay the remaining principal balance upon maturity on June 30, 2012. The note holders had the option, but did not elect to demand payment of 50.0% of the principal balance on July 15, 2011.  As of December 31, 2011 and 2010, $5.9 million of the notes payable was outstanding.

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

Note 5 — Mortgage Notes Payable
 The Company’s mortgage notes payable as of December 31, 2011 and 2010 consist of the following (in thousands):

		Outstanding Loan Amount
Portfolio	Encumbered Properties	December 31, 2011	December 31, 2010	Effective Interest Rate		Interest Rate	Maturity
Interior Design Building (1)	1	$21,300	$14,085	4.4%		Fixed	Dec. 2021
Bleecker Street (2)	3	21,300	21,300	4.3%		Fixed	Dec. 2015
Foot Locker	1	3,250	—	4.6%		Fixed	Jun. 2016
Regal Parking Garage	1	3,000	—	4.5%		Fixed	Jul. 2016
Duane Reed	1	8,400	—	3.6%		Fixed	Nov. 2016
Washington Street	1	5,000	—	4.4%		Fixed	Dec. 2021
One Jackson Square (3)	1	13,000	—	3.4%		Fixed	Dec. 2016
	9	$75,250	$35,385	4.1%	(4)
______________________

(1)
The Company refinanced this mortgage in November 2011. The mortgage in place as of December 31, 2010, had an effective interest rate of 6.3% and matured in November 2012 and was guaranteed by certain officers of the Company. This guarantee was terminated when the mortgage was defeased. In connection with the defeasance, the Company incurred $0.8 million in defeasance fees and the write-off of deferred financing costs, which is included in interest expense in the consolidated statement of operations for the year ended December 31, 2011.

(2)
The mortgage was guaranteed by an affiliate, American Realty Capital Trust, Inc., until such time as the Company reaches a net worth of $40.0 million.  This affiliate has as a non-controlling interest in Bleecker Street through its initial investment of $12.0 million in connection with the purchase of this portfolio. Thereafter, this minimum net worth must be maintained by the Company to remain in compliance with the debt covenants under the mortgage agreement. The Company's net worth exceeded $40.0 million in October 2011 and therefore, the affiliate no longer guarantees this mortgage obligation.

(3)	Fixed through an interest rate swap agreement.

(4)	Calculated on a weighted average basis.
The Company’s sources of secured financing generally require financial covenants, including restrictions on corporate guarantees, the maintenance of certain financial ratios (such as specified equity and debt service coverage ratios) as well as the maintenance of minimum net worth.  As of December 31, 2011, the Company was in compliance with the debt covenants under the mortgage note agreements.
The following table summarizes the scheduled aggregate principal repayments subsequent to December 31, 2011 (in thousands):

Total
2012	$433
2013	453
2014	473
2015	21,794
2016	28,167
Thereafter	23,930
Total	$75,250

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of December 31, 2011, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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
The following table presents information about the Company’s liabilities (including derivatives that are presented net) measured at fair value on a recurring basis as of December 31, 2011, aggregated by the level in the fair value hierarchy within which those instruments fall. The Company had no derivatives at December 31, 2010. (in thousands):

	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
December 31, 2011
Interest rate swap	$—	$204	$—	$204

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

The Company is required to disclose the fair value of financial instruments for which it is practicable to estimate that value. The fair value of short-term financial instruments such as cash and cash equivalents, restricted cash, other receivables, due to affiliates, notes payable, accounts payable and distributions payable approximates their carrying value on the consolidated balance sheet due to their short-term nature. The fair values of the Company’s financial instruments that are not reported at fair value on the consolidated balance sheet are reported below (in thousands):

	Carrying Amount at	Fair Value at	Carrying Amount at	Fair Value at
	December 31, 2011	December 31, 2011	December 31, 2010	December 31, 2010
Mortgage notes payable	$75,250	$75,249	$35,385	$35,385
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
As of December 31, 2011, the Company had the following outstanding interest rate derivative that was designated as a cash flow hedge of interest rate risk. This derivative relates to an interest rate swap agreement to fix the variable-rate mortgage secured by the retail condominium units at One Jackson Square. The Company did not have any derivative agreements as of December 31, 2010. (in thousands):

Interest Rate Derivative	Number of Instruments	Notional Amount
Interest Rate Swap	1	$13,000

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

Non-Designated Hedges
Derivatives not designated as hedges are not speculative. These derivatives are used to manage the Company's exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements to be classified as hedging instruments. The Company does not have any hedging instruments that do not qualify for hedge accounting.
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheets as of December 31, 2011. The Company did not have any derivative financial instruments as of December 31, 2010 (in thousands):

	Balance Sheet Location	December 31, 2011
Derivatives designated as hedging instruments:
Interest Rate Swap	Derivative, at fair value	$(204)
Derivatives not designated as hedging instruments:
Interest Rate Swap	Derivative, at fair value	$—
Derivatives in Cash Flow Hedging Relationships
The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the year ended December 31, 2011. The Company did not have any derivative financial instruments as of December 31, 2010 (in thousands):

Year Ended December 31, 2011
Amount of loss recognized in accumulated other comprehensive loss from interest rate derivatives (effective portion)	$(214)
Amount of loss reclassified from accumulated other comprehensive loss into income as interest expense (effective portion)	$(13)
Amount of loss recognized of loss on derivative instruments (ineffective portion and amount excluded from effectiveness testing)	$(3)
Credit-risk-related Contingent Features
The Company has an agreement with its derivative counterparty that contains a provision where by the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligation.
As of December 31, 2011, the fair value of derivatives in a liability position related to this agreement was $0.2 million. As of December 31, 2011, the Company has not posted any collateral related to this agreement and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreement at its aggregate termination value of $0.2 million at December 31, 2011.
Note 8 — Convertible Preferred Stock
In December 2009, the Company commenced its Preferred Offering to qualified investors under Rule 506 of Regulation D of the Securities Act of 1933. The Company sold approximately 2.0 million Preferred Shares for gross proceeds of $17.0 million. Upon the commencement of the Company’s IPO on September 2, 2010 the Preferred Offering was terminated (the “Final Closing”).  The Preferred Shares ranked senior to all other shares of the Company’s capital stock, including its common stock, with respect to dividends and payments and distribution of assets upon liquidation.
Conversion Rights.  The Preferred Shares were convertible in whole or in part into shares of common stock at any time and from time to time after September 2, 2011, the first anniversary of the Final Closing, at the option of the holder, on a one-for-one basis (as adjusted for any stock split, stock combination, reverse stock split, reclassification or similar transaction).

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

Redemption or Conversion at the Option of the Company. At the option of the Company, any time after September 2, 2011, the one year anniversary of the Final Closing, (i) the Preferred Shares were redeemable, in whole or in part, for cash at a redemption price equal to the purchase price paid by a holder plus accrued and unpaid dividends to and including the date of redemption, and/or (ii) the Company could require that the Preferred Shares be converted, in whole or in part, into common stock on a one-for-one basis (and would pay the holder an amount equal to any accrued and unpaid dividends to and including the date of conversion on the Preferred Shares converted). If the Company called the Preferred Shares for redemption for cash, the holders would have the option to convert the Preferred Shares into common stock at any time prior to the redemption date. On December 15, 2011, the Company converted all Preferred Shares to common shares on a one-for-one basis. Therefore, as of December 31, 2011, there were no Preferred Shares outstanding.
The Preferred Shares had a liquidation preference of $9.00 per Preferred Share regardless of the purchase price paid. From the date an investor was issued Preferred Shares, the Company been paying cumulative dividends on the Preferred Shares monthly in arrears at the annualized rate of 8.00% on the liquidation preference (resulting in a dividend rate of 8.23% of the purchase price if the purchase price was $8.75 and a dividend rate of 8.47% of the purchase price if the purchase price was $8.50).
Because the terms of the Preferred Shares allowed the Company to either convert the shares to common stock at a fixed-rate or redeem the shares for cash, also at a fixed amount, and the holder of the Preferred Shares only had the right to convert the Preferred Shares to common stock at a fixed redemption rate and did not, except in the case of death or disability of the holder, have the right to redeem the stock for cash, the Preferred Shares were included as a separate component of equity in the Company’s balance sheet. The Company’s obligation to redeem any of the Preferred Shares was limited to the extent that the Company has sufficient funds available as determined by the Company’s board of directors.
Note 9 — Common Stock
On September 2, 2010, the Company’s IPO became effective.   As of December 31, 2011 and 2010, the Company had 6.7 million and 0.3 million shares of common stock outstanding, respectively, including unvested restricted stock, converted Preferred Shares and shares issued under the DRIP. During the years ended December 31, 2011 and 2010, the Company sold 4.3 million and 0.3 million of common stock from gross proceeds of $42.8 million and $2.9 million, respectively.
In September 2010, the Company’s board of directors declared a distribution rate equal to a 6.05% annualized rate based on the common share price of $10.00, commencing December 1, 2010.  The distributions are paid by the 5th day following each month end to stockholders of record at the close of business each day during the prior month at a per share rate of $0.0016575342 per day.
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
Note 11 – Related Party Transactions and Arrangements
New York Recovery Special Limited Partnership, LLC, an entity wholly-owned by the Sponsor, owned 20,000 shares of the Company’s outstanding common stock as of December 31, 2011 and 2010. The Advisor and its affiliates may incur and pay costs and fees on behalf of the Company or absorb the Company's property operating and general and administrative expenses. The Company had a related receivable from affiliates of $0.4 million and $0.3 million at December 31, 2011 and 2010, respectively.

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

Fees Paid in Connection with the Preferred Offering and the IPO
The Dealer Manager and the Sponsor receive fees and compensation in connection with the sale of the Company’s Preferred Shares (see Note 8 — Convertible Preferred Stock) and the sale of the Company’s common stock. The Dealer Manager receives a selling commission of up to 7.0% of gross offering proceeds before reallowance of commissions earned by participating broker-dealers. In addition, the Dealer Manager receives up to 3.0% of the gross proceeds from the sale of Preferred Shares and common stock, before reallowance to participating broker-dealers, as a dealer-manager fee. The Dealer Manager may reallow its dealer-manager fee to such participating broker-dealers, based on such factors as the volume of shares sold by respective participating broker-dealers and marketing support incurred as compared to those of other participating broker-dealers. The Company incurred total commissions to the Dealer Manager related to the sale of common stock and Preferred Shares of $4.3 million and $1.9 million during the years ended December 31, 2011 and 2010, respectively.
 The Advisor and its affiliates receive compensation and reimbursement for services provided in connection with the IPO and Preferred Offering. All organization and offering costs incurred by the Company or its affiliated entities on behalf of the Company are reflected in the accompanying balance sheets.  During the years ended December 31, 2011 and 2010, the Company incurred $3.3 million and $1.3 million, respectively, of organization and offering costs reimbursements from the Advisor and Dealer Manager. The Company is responsible for offering and related costs from its ongoing offering up to a maximum of 1.5% of gross proceeds received from the IPO, excluding commissions and dealer manager fees, measured at the end of the offering. As of December 31, 2011, offering and related costs the Company has incurred exceeded 1.5% of gross proceeds received from the IPO by $7.5 million.
The Company had accrued expenses payable to the Advisor and the Dealer Manager of $0.2 million and $0.7 million at December 31, 2011 and 2010, respectively, for services relating to the IPO and offering and other cost reimbursements paid on behalf of the Company.
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
The Company will pay the Advisor an annual fee of up to 0.75% of the contract purchase price of each property plus costs and expenses incurred by the Advisor in providing asset management services, payable monthly, based on assets held by the Company on the measurement date, adjusted for appropriate closing dates for individual property acquisitions. However, the asset management fee shall be reduced by any amounts payable to the Property Manager as an oversight fee, such that the aggregate of the asset management fee and the oversight fee does not exceed 0.75% per annum of the cost of the assets. Such asset management fee shall be payable, at the discretion of the Company’s board, in cash, common stock or restricted stock grants, or any combination thereof.  In addition, on a prospective basis, the Company’s board of directors, subject to the Advisor’s approval, may elect to issue performance based restricted shares in lieu of cash for any then unpaid amount of the asset management fee, in an amount not to exceed the limit for the asset management fee set forth in the advisory agreement.
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
The Company may reimburse the Advisor’s costs of providing administrative services, subject to the limitation that it will not reimburse the Advisor for any amount by which its operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of (a) 2.0% of average invested assets, or (b) 25.0% of net income other than any additions to reserves for depreciation, bad debt or other similar non cash reserves and excluding any gain from the sale of assets for that period.  Additionally, the Company will not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives acquisition fees or real estate commissions.  No reimbursement was paid to the Advisor for providing administrative services for the years ended December 31, 2011 and 2010 or the period from October 6, 2009 (date of inception) to December 31, 2009.

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

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
The following tables detail amounts paid and reimbursed to affiliates and amounts contractually due and forgiven in connection with the operations related services described above for the period indicated (in thousands):

	Year Ended December 31,				Period from October 6, 2009 (date of inception) to December 31, 2009
	2011		2010
	Paid	Forgiven	Paid	Forgiven	Paid	Forgiven
One-time fees:
Acquisition fees and related cost reimbursements	$772	$—	$1,360	$—	—	—
Financing coordination fees	405	—	266	—	—	—
Ongoing fees:						—
Asset management fees (1)	—	571	—	150	—	—
Property management and leasing fees	—	190	—	76	—	—
Total related party operational fees and reimbursements	$1,177	$761	$1,626	$226	$—	$—
 ___________________________________________

(1)
These cash fees have been waived.  The Company’s board of directors may elect, subject to the Advisor’s approval, on a prospective basis, to pay asset management fees in the form of performance-based restricted shares.

In order to improve operating cash flows and the ability to pay distributions from operating cash flows, the Advisor agreed to waive certain fees including asset management and property management fees. Because the Advisor waived certain fees, cash flow from operations that would have been paid to the Advisor was available to pay distributions to stockholders.  The fees that were forgiven are not deferrals and accordingly, will not be paid to the Advisor in cash. Additionally, to improve the Company’s working capital, the Advisor may elect to absorb a portion of the Company’s expenses. The Advisor elected to absorb $0.9 million and $0.1 million of the Company's property operating and general and administrative expenses during the years ended December 31, 2011 and 2010, respectively. No costs were absorbed for the period from October 6, 2009 (date of inception) to December 31, 2009.
The Advisor at its election may also contribute capital to enhance the Company’s cash position for working capital and distribution purposes.  Any contributed capital amounts are not reimbursable to the Advisor.  Further, any capital contributions are made without any corresponding issuance of common or preferred shares. The Advisor elected to contribute $15,000 and $0.1 million to the Company during the years ended December 31, 2011 and 2010, respectively. There were no contributions for the period from October 6, 2009 (date of inception) to December 31, 2009.
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
Fees Paid in Connection with the Liquidation or Listing of the Company’s Real Estate Assets
 The Company will pay a brokerage commission on the sale of property, not to exceed the lesser of 2.0% of the contract sale price of the property and one-half of the total brokerage commission paid if a third party broker is also involved; provided, however that in no event may the real estate commissions paid to the Advisor, its affiliates and unaffiliated third parties exceed the lesser of 6.0% of the contract sales price and a reasonable, customary and competitive real estate commission, in each case, payable to the Advisor if the Advisor or its affiliates, as determined by a majority of the independent directors, provided a substantial amount of services in connection with the sale. No such fees were incurred or paid for the years ended December 31, 2011 and 2010 or the period from October 6, 2009 (date of inception) to December 31, 2009.

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

The Company will pay a subordinated participation in the net sales proceeds of the sale of real estate assets of 15.0% of remaining net sale proceeds after return of capital contributions to investors plus payment to investors of a 6.0% cumulative, pre-tax non-compounded return on the capital contributed by investors.  The Company cannot assure that it will provide this 6.0% return but the Advisor will not be entitled to the subordinated participation in net sale proceeds unless the Company’s investors have received a 6.0% cumulative non-compounded return on their capital contributions. No such fees were incurred or paid for the years ended December 31, 2011 and 2010 or or the period from October 6, 2009 (date of inception) to December 31, 2009.
 The Company will pay a subordinated incentive listing distribution of 15.0% of the amount by which the adjusted market value of real estate assets plus distributions exceeds the aggregate capital contributed by investors plus an amount equal to a 6.0% cumulative, pre-tax non-compounded annual return to investors.  The Company cannot assure that it will provide this 6.0% return but the Advisor will not be entitled to the subordinated incentive listing fee unless investors have received a 6.0% cumulative, pre-tax non-compounded return on their capital contributions. No such fees were incurred or paid for the years December 31, 2011 and 2010 or the period from October 6, 2009 (date of inception) to December 31, 2009.
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
Note 13 — Share-Based Compensation
Stock Option Plan
 The Company has a stock option plan (the “Plan”) which authorizes the grant of nonqualified stock options to the Company’s independent directors, officers, advisors, consultants and other personnel, subject to the absolute discretion of the board of directors and the applicable limitations of the Plan. The exercise price for all stock options granted under the Plan will be fixed at $10.00 per share until the termination of the IPO, and thereafter the exercise price for stock options granted to the independent directors will be equal to the fair market value of a share on the last business day preceding the annual meeting of stockholders. Upon a change in control, unvested options will become fully vested and any performance conditions imposed with respect to the option will be deemed to be fully achieved.  A total of 500,000 shares have been authorized and reserved for issuance under the Plan. As of December 31, 2011 and 2010, no stock options were issued under the Plan.
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

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

Restricted share awards entitle the recipient to receive common shares from the Company under terms that provide for vesting over a specified period of time or upon attainment of pre-established performance objectives. Such awards would typically be forfeited with respect to the unvested shares upon the termination of the recipient’s employment or other relationship with the Company. Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of restricted shares may receive cash distributions prior to the time that the restrictions on the restricted shares have lapsed. Any distributions payable in common shares shall be subject to the same restrictions as the underlying restricted shares. During the years ended December 31, 2011 and 2010, the Company issued 12,000 and 9,000 shares of restricted stock, respectively, to independent directors under the RSP at a fair value of $10.00 per share. The fair value of the shares will be expensed over the vesting period of five years. Compensation expense related to restricted stock was $0.1 million and $5,000 for the years ended December 31, 2011 and December 31, 2010, respectively.  There was no compensation expense related to restricted stock for during the period from October 6, 2009 (date of inception) to December 31, 2009.
Other Share-Based Compensation
The Company may issue common stock in lieu of cash to pay fees earned by the Company's directors. There are no restrictions on the shares issued since these payments in lieu of cash relate to fees earned for services performed. The Company issued 15,315 shares of common stock to directors during the year ended December 31, 2011 in lieu of $0.1 million of board fees earned for services performed. There were no such shares of common stock issued in lieu of cash during the year ended December 31, 2010.
Note 14 — Net Loss Per Share
The following is a summary of the basic and diluted net loss per share computation for the years ended December 31, 2011 and 2010 and the the period from October 6, 2009 (date of inception) to December 31, 2009 (in thousands, except share and per share data):

	Year Ended December 31,		For the Period from October 6, 2009 (date of inception) to December 31, 2009
	2011	2010
Net loss	$(3,419)	$(1,762)	$(1)
Less: distributions declared on Preferred Shares	(1,354)	(804)	—
Net loss attributable to stockholders	$(4,773)	$(2,566)	$(1)
Weighted average common shares outstanding	2,070,184	36,108	4,219
Net loss per share attributable to stockholders, basic and diluted	$(2.31)	$(71.06)	NM
 ____________________________________
NM – not meaningful
There were no distributions paid on unvested restricted stock during the years ended December 31, 2011 and 2010 or the period from October 6, 2009 (date of inception) to December 31, 2009.  Diluted net loss per share assumes the conversion of all common share equivalents into an equivalent number of common shares, unless the effect is antidilutive.  The Company considers stock options, unvested restricted stock and Preferred Shares to be common share equivalents.  The following common share equivalents as of December 31, 2011, 2010 and 2009 were excluded from diluted loss per share computations as their effect would have been antidilutive for the years ended December 31, 2011 and 2010 and or the period from October 6, 2009 (date of inception) to December 31, 2009:

	December 31,
	2011	2010	2009
Unvested restricted stock	13,800	9,000	—
Preferred Shares	—	1,966,376	—

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

Note 15 – Non-Controlling Interests
The Company is the controlling member of the limited liability company that owns the Bleecker Street properties, acquired in December 2010, with an unrelated third-party and an affiliate, American Realty Capital Operating Partnership, L.P.  The unrelated third party affiliate does not have voting rights under this agreement.
The non-controlling members’ aggregate investment of $13.0 million is included in non-controlling interests on the accompanying consolidated balance sheets.  This investment will be reduced by the monthly distributions received by each non-controlling member.  There were $0.9 million of distributions to non-controlling members during the year ended December 31, 2011.
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
Note 16 – Quarterly Results (Unaudited)
The Company had only $1,000 of net loss during the period from October 6, 2009 (date of inception) to December 31, 2009. Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2011 and 2010 (in thousands, except share and per share amounts):

	Quarters Ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Total revenues	$1,690	$1,723	$1,787	$2,335
Net loss attributable to stockholders	$(341)	$(810)	$(205)	$(2,063)
Weighted average shares outstanding	543,324	1,273,624	2,198,529	4,223,407
Basic and diluted net loss per share attributable to stockholders	$(1.27)	$(0.91)	$(0.26)	$(0.56)

	Quarters Ended
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
Total revenues	$—	$96	$1,031	$1,250
Net loss attributable to stockholders	$—	$(62)	$(93)	$(1,607)
Weighted average shares outstanding	20,000	20,000	29,000	83,907
Basic and diluted net loss per share attributable to stockholders	NM	NM	NM	$(23.41)
___________________
NM - not meaningful

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

Note 17 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Form 10-K, and determined that there have not been any events that have occurred that would require adjustments to disclosures in the consolidated financial statements except for the following transactions:
Sales of Common Stock
 As of February 15, 2012, the Company had approximately 7.4 million of common stock outstanding, including converted Preferred Shares, unvested restricted shares and shares issued under the DRIP. As of February 15, 2012, the aggregate value of all share issuances was $73.8 million based on a per share value of $10.00 (or $9.50 per share for shares issued under the DRIP).
Total capital raised to date is as follows (in thousands):

Source of Capital	Inception to December 31, 2011	January 1 to February 15, 2012	Total
Common shares	$45,829	$6,998	$52,827
Converted preferred shares	16,954	—	16,954
Contributions from non-controlling interest holders	13,000	—	13,000
	$75,783	$6,998	$82,781

American Realty Capital New York Recovery REIT, Inc.

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2011
(dollar amounts in thousands)

				Initial Costs
Portfolio	State	Acquisition Date	Encumbrances at December 31, 2011	Land	Building and Improvements	Gross Amount at December 31, 2011 (1)	Accumulated Depreciation (2)	Average Depreciable Life
Design Center	NY	6/22/2010	$21,300	$11,243	$19,343	$30,586	$1,180	35
Bleecker Street	NY	12/1/2010	21,300	—	31,167	31,167	1,440	35
Foot Locker	NY	4/18/2011	3,250	2,753	2,753	5,506	91	35
Regal Parking Garage	NY	6/1/2011	3,000	—	4,637	4,637	107	36
Duane Reed	NY	10/5/2011	8,400	4,443	8,252	12,695	124	30
Washington Street	NY	11/3/2011	5,000	—	8,978	8,978	77	35
One Jackson Square	NY	11/18/2011	13,000	—	21,466	21,466	90	35
Total			$75,250	$18,439	$96,596	$115,035	$3,109
 ___________________________________

(1)	Acquired intangible lease assets allocated to individual properties in the amount of $10.6 million are not reflected in the table above.

(2)	The accumulated depreciation column excludes $1.1 million of amortization associated with acquired intangible lease assets.

A summary of activity for real estate and accumulated depreciation for the year ended December 31, 2011 (in thousands):

December 31, 2011
Real estate investments, at cost:
Balance at beginning of year	$61,294
Additions-Acquisitions	53,281
Capital improvements	460
Balance at end of the year	$115,035

Accumulated depreciation and amortization:
Balance at beginning of year	$500
Depreciation expense	2,609
Balance at end of the year	$3,109