Form 10-Q
period 2012-03-31
AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT INC
filed 2012-05-10
CIK 1474464

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission file number: 000-54689

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

As of April 30, 2012, the registrant had 9,913,352 shares of common stock, $0.01 par value per share, outstanding.

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)

	March 31,	December 31,
	2012	2011
ASSETS	(Unaudited)
Real estate investments, at cost:
Land	$18,439	$18,439
Buildings, fixtures and improvements	115,218	96,596
Acquired intangible lease assets	12,765	10,591
Total real estate investments, at cost	146,422	125,626
Less accumulated depreciation and amortization	(5,594)	(4,175)
Total real estate investments, net	140,828	121,451
Cash and cash equivalents	6,423	10,222
Restricted cash	445	179
Due from affiliate, net	5,399	358
Prepaid expenses and other assets	2,465	1,856
Deferred costs, net	3,517	2,898
Total assets	$159,077	$136,964
LIABILITIES AND EQUITY
Mortgage notes payable	$75,143	$75,250
Notes payable	5,933	5,933
Below-market lease liabilities, net	1,506	1,579
Derivative, at fair value	203	204
Accounts payable and accrued expenses	3,043	2,293
Deferred rent and other liabilities	370	227
Distributions payable	435	287
Total liabilities	86,633	85,773
Preferred stock, $0.01 par value; 40,866,376 shares authorized, none issued and outstanding	—	—
Convertible preferred stock, $0.01 par value, 9,133,624 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 300,000,000 shares authorized, 8,816,737 and 6,658,903 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	88	67
Additional paid-in capital	70,975	47,786
Accumulated other comprehensive loss	(199)	(201)
Accumulated deficit	(10,354)	(8,597)
Total stockholders’ equity	60,510	39,055
Non-controlling interests	11,934	12,136
Total equity	72,444	51,191
Total liabilities and equity	$159,077	$136,964

The accompanying notes are an integral part of these financial statements

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2012	2011
Revenues:
Rental income	$2,549	$1,550
Operating expense reimbursements	176	140
Total revenues	2,725	1,690
Operating expenses:
Property operating	317	402
Acquisition and transaction related	515	—
General and administrative	11	38
Depreciation and amortization	1,425	883
Total operating expenses	2,268	1,323
Operating income	457	367
Other income (expenses):
Interest expense	(1,051)	(660)
Loss on derivative instrument	(1)	—
Total other expenses	(1,052)	(660)
Net loss	(595)	(293)
Net income attributable to non-controlling interests	(24)	(48)
Net loss attributable to stockholders	$(619)	$(341)

Other comprehensive income:
Designated derivative, fair value adjustment	2	—
Comprehensive loss	$(617)	$(341)

Basic and diluted weighted average common shares outstanding	7,490,591	543,324
Basic and diluted net loss per share attributable to stockholders	$(0.08)	$(1.27)

The accompanying notes are an integral part of these financial statements

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
Three Months Ended March 31, 2012
(In thousands, except share data)
(Unaudited)

	Common Stock			Accumulated Other Comprehensive Loss
	Number of Shares	Par Value	Additional Paid-In Capital		Accumulated Deficit	Stockholders’ Equity	Non- controlling Interests	Total Equity
Balance, December 31, 2011	6,658,903	$67	$47,786	$(201)	$(8,597)	$39,055	$12,136	$51,191
Issuance of common stock	2,119,961	21	21,110	—	—	21,131	—	21,131
Common stock offering costs, commissions and dealer manager fees net of reimbursements	—	—	1,717	—	—	1,717	—	1,717
Common stock issued though distribution reinvestment plan	49,192	—	467	—	—	467	—	467
Common stock redemptions	(11,319)	—	(113)	—	—	(113)	—	(113)
Amortization of restricted stock	—	—	8	—	—	8	—	8
Distributions to non-controlling interest holders	—	—	—	—	—	—	(226)	(226)
Distributions declared	—	—	—	—	(1,138)	(1,138)	—	(1,138)
Net income (loss)	—	—	—	—	(619)	(619)	24	(595)
Other comprehensive income	—	—	—	2	—	2	—	2
Balance, March 31, 2012	8,816,737	$88	$70,975	$(199)	$(10,354)	$60,510	$11,934	$72,444

The accompanying notes are an integral part of this financial statement

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net loss attributable to stockholders	$(619)	$(341)
Adjustments to reconcile net loss attributable to stockholders to net cash provided by (used in) operating activities:
Depreciation	1,132	527
Amortization of intangibles	293	356
Amortization of deferred financing costs	141	80
Accretion of below-market lease liabilities and amortization of above-market lease assets, net	(68)	(58)
Net income attributable to non-controlling interests	24	48
Share-based compensation	8	5
Loss on derivative instrument	1	—
Changes in assets and liabilities:
Prepaid expenses and other assets	(213)	82
Accounts payable and accrued expenses	150	(843)
Deferred rent and other liabilities	143	67
Net cash provided by (used in) operating activities	992	(77)
Cash flows from investing activities:
Investment in real estate and other assets	(20,417)	—
Deposits for investments in real estate	—	(309)
Capital expenditures	(96)	(29)
Net cash used in investing activities	(20,513)	(338)
Cash flows from financing activities:
Payments on mortgage notes payable	(107)	(73)
Proceeds from issuance of common stock	20,575	5,200
Redemptions	(25)	—
Payments of offering costs and fees related to stock issuances	(3,020)	(1,275)
Payments of deferred financing costs	(303)	—
Distributions paid	(523)	(392)
Due from affiliate	(383)	302
Distributions to non-controlling interest holders	(226)	(225)
Restricted cash	(266)	(239)
Net cash provided by financing activities	15,722	3,298
Net increase (decrease) in cash and cash equivalents	(3,799)	2,883
Cash and cash equivalents, beginning of period	10,222	349
Cash and cash equivalents, end of period	$6,423	$3,232

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2012	2011
Supplemental Disclosures:
Cash paid for interest	$911	$609
Cash paid for income taxes	—	4
Non-Cash Investing and Financing Activities:
Common stock issued through distribution reinvestment plan	$467	$9

The accompanying notes are an integral part of these financial statements

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(Unaudited)

Note 1 — Organization
American Realty Capital New York Recovery REIT, Inc. (the “Company”), incorporated on October 6, 2009, is a Maryland corporation that qualified as a real estate investment trust for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2010.  On September 2, 2010, the Company commenced its initial public offering (the “IPO”) on a “reasonable best efforts” basis of up to 150.0 million shares of common stock, $0.01 par value per share, at a price of $10.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form S-11 (File No. 333-163069) (the “Registration Statement”) filed with the U.S. Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended (the “Securities Act”). The Registration Statement also covers up to 25.0 million shares available pursuant to a distribution reinvestment plan (the “DRIP”) under which the Company’s common stockholders may elect to have their distributions reinvested in additional shares of the Company’s common stock at the greater of $9.50 per share or 95% of the estimated value of a share of common stock.
As of March 31, 2012, the Company had 8.8 million shares of common stock outstanding, including unvested restricted shares, converted shares of convertible preferred stock (the “Preferred Shares”) and shares issued under the DRIP. As of March 31, 2012, the Company had received total proceeds from the IPO of $66.9 million from the sale of 6.7 million shares of common stock.  In addition, the Company sold 2.0 million Preferred Shares for gross proceeds of $17.0 million in a private placement pursuant to Rule 506 of Regulation D of the Securities Act (the “Preferred Offering”), which terminated on September 2, 2010, the effective date of the Registration Statement. On December 15, 2011, the Company exercised its option to convert the Preferred Shares into 2.0 million shares of common stock on a one-for-one basis. As of March 31, 2012, the aggregate value of all issuances and subscriptions of common stock outstanding was $88.1 million based on a per share value of $10.00 (or $9.50 for shares issued under the DRIP).
The Company was formed to acquire high quality, income-producing commercial real estate in the New York metropolitan area, and, in particular, properties located in New York City with a focus on office and retail properties. All such properties may be acquired and operated by the Company alone or jointly with another party. The Company may also originate or acquire first mortgage loans secured by real estate.  The Company purchased its first property and commenced active operations in June 2010.  As of March 31, 2012, the Company owned 10 properties consisting of 191,707 square feet, which were 93.8% leased on a weighted average basis with a weighted average remaining lease term of 11.0 years.
 Substantially all of the Company’s business is conducted through New York Recovery Operating Partnership, L.P. (the “OP”), a Delaware limited partnership. New York Recovery Advisors, LLC (the “Advisor”), is the Company’s affiliated advisor.  The Company is the sole general partner and holds substantially all of the units of limited partner interests in the OP ("OP units"). The Advisor holds 200 units of limited partner interest in the OP, which represents a nominal percentage of the aggregate OP units. A holder of OP units has the right to convert OP units for the cash value of a corresponding number of shares of common stock or, at the Company’s option, a corresponding number of shares of common stock. The remaining rights of the holders of OP units are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP’s assets.
 The Company has no paid employees.  The Company has retained the Advisor to manage its affairs on a day-to-day basis. New York Recovery Properties, LLC (the “Property Manager”), an entity wholly owned by American Realty Capital III, LLC (the “Sponsor”), serves as the Company’s property manager, unless services are performed by a third party for specific properties.  Realty Capital Securities, LLC (the “Dealer Manager”), an affiliate of the Sponsor, serves as the dealer manager of the IPO.  These related parties receive compensation and fees for services related to the IPO and for the investment and management of the Company’s assets. These entities receive fees during the offering, acquisition, operational and liquidation stages (see Note 11 — Related Party Transactions and Arrangements).
Note 2 — Summary of Significant Accounting Policies
The accompanying consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to this Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results for the entire year or any subsequent interim period.

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(Unaudited)

These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of, and for the year ended December 31, 2011, which are included in the Company's Annual Report on Form 10-K filed with the SEC on February 29, 2012. There have been no significant changes to the Company's significant accounting policies during the three months ended March 31, 2012, other than the updates described below.
Recent Accounting Pronouncements
In May 2011, the Financial Accounting Standards Board ("FASB") issued guidance that expands the existing disclosure requirements for fair value measurements, primarily for Level 3 measurements, which are measurements based on unobservable inputs such as the Company's own data. This guidance is largely consistent with current fair value measurement principles with few exceptions that do not result in a change in general practice. The guidance was applied prospectively and was effective for interim and annual reporting periods ending after December 15, 2011. The adoption of this guidance did not have a material impact on the Company's financial position or results of operations as the guidance relates only to disclosure requirements.
In June 2011, the FASB issued guidance requiring entities to present items of net income and other comprehensive income either in one continuous statement - referred to as the statement of comprehensive income - or in two separate, but consecutive, statements of net income and other comprehensive income. The new guidance does not change which components of comprehensive income are recognized in net income or other comprehensive income, or when an item of other comprehensive income must be reclassified to net income. In December 2011, the FASB deferred certain provisions of this guidance related to the presentation of certain reclassification adjustments out of accumulated other comprehensive income, by component in both the statement and the statement where the reclassification is presented. This guidance was applied prospectively and was effective for interim and annual periods ending after December 15, 2011. The adoption of this guidance did not have a material impact on the Company's financial position or results of operations but changed the location of the presentation of other comprehensive income to more closely associate the disclosure with net income.
In September 2011, the FASB issued guidance that allows entities to perform a qualitative analysis as the first step in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If it is determined that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then a quantitative analysis for impairment is not required. The guidance was effective for interim and annual impairment tests for fiscal periods beginning after December 15, 2011.  The adoption of this guidance did not have a material impact on the Company's financial position or results of operations.
Note 3 — Real Estate Investments
 The following table presents the allocation of the assets acquired and liabilities assumed during the three months ended March 31, 2012. There were no real estate investments purchased during the three months ended March 31, 2011.

(Dollar amounts in thousands)	Three Months Ended March 31, 2012
Real estate investments, at cost:
Buildings, fixtures and improvements	$18,526
Total tangible assets	18,526
Acquired intangibles:
In-place leases	2,174
Total acquired intangibles	2,174
Total assets acquired, net	20,700
Other liabilities assumed	(283)
Cash paid for acquired real estate investments	$20,417
Number of properties purchased	1

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(Unaudited)

 The Company acquires and operates commercial properties. All such properties may be acquired and operated by the Company alone or jointly with another party.  The Company’s portfolio of real estate properties is comprised of the following properties as of March 31, 2012:

Portfolio Property	Acquisition Date	Number of Properties	Square Feet	Occupancy	Remaining Lease Term (1)	Annualized Net Operating Income (2)	Base Purchase Price (3)	Capitalization Rate (4)	Annualized Rental Income (5) per Square Foot
						(In thousands)	(In thousands)
Interior Design Building	Jun. 2010	1	81,082	85.4%	4.2	$1,794	$32,250	5.6%	$39.94
Bleecker Street (6)	Dec. 2010	3	9,724	100.0%	7.9	2,449	34,000	7.2%	262.65
Foot Locker	Apr. 2011	1	6,118	100.0%	13.8	455	6,167	7.4%	74.37
Regal Parking Garage	Jun. 2011	1	12,856	100.0%	22.3	405	5,400	7.5%	31.50
Duane Reed	Oct. 2011	1	9,767	100.0%	16.6	960	14,000	6.9%	98.29
Washington Street	Nov. 2011	1	22,306	100.0%	13.2	977	9,860	9.9%	47.34
One Jackson Square	Nov. 2011	1	7,080	100.0%	15.3	1,395	22,500	6.2%	236.16
42nd Street	Mar. 2012	1	42,774	100.0%	14.4	1,608	20,700	7.8%	41.66
		10	191,707	93.8%	11.0	$10,043	$144,877	6.9%	$64.77
______________________________

(1)	Remaining lease term in years as of March 31, 2012, calculated on a weighted-average basis.

(2)
Annualized net operating income for the three months ended March 31, 2012 or since acquisition date.  Net operating income is rental income on a straight-line basis, which includes tenant concessions such as free rent, as applicable, plus operating expense reimbursement revenue less property operating expenses.  Reflects adjustments for lease terminations and lease amendments with tenants, as applicable.

(3)	Contract purchase price, excluding acquisition related costs.

(4)	Net operating income divided by base purchase price.

(5)	Annualized rental income as of March 31, 2012 for the in-place leases in the property portfolio on a straight-line basis, which includes tenant concessions such as free rent, as applicable.

(6)	Non-controlling interest holders contributed $13.0 million to purchase this portfolio. The Company redeemed $5.0 million of the affiliate's interest in April 2012.

The following table presents pro forma information as if the acquisitions during the three months ended March 31, 2012, had been consummated on January 1, 2011:

	Three Months Ended March 31,
(In thousands)	2012	2011
Pro forma revenues	$3,103	$2,142
Pro forma net loss attributable to stockholders	$(45)	$(475)

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(Unaudited)

The following table presents future minimum base rent cash payments due to the Company subsequent to March 31, 2012.  These amounts exclude contingent rental payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes among other items.

(In thousands)	Future Minimum Base Rent Payments
April 1, 2012 — December 31, 2012	$7,785
2013	10,553
2014	10,544
2015	10,349
2016	10,010
Thereafter	80,174
$129,415

The following table lists the tenants whose annualized rental income on a straight-line basis represented greater than 10% of total annualized rental income for all portfolio properties on a straight-line basis as of March 31, 2012 and 2011:

		March 31,
Property Portfolio	Tenant	2012	2011
One Jackson Square	TD Bank	10.1%	—%
Bleecker Street	Burberry Limited	*	18.1%
Bleecker Street	Michael Kors Stores, LLC	*	10.9%
_____________________
* Tenant’s annualized rental income on a straight-line basis was not greater than 10% of total annualized rental income for all portfolio properties as of the period specified.
The termination, delinquency or non-renewal of the above tenant may have a material adverse effect on revenues as of March 31, 2012. No other tenant represents more than 10% of annualized rental income as of March 31, 2012 and 2011.
Note 4 — Revolving Credit Facility
On March 30, 2012, the Company entered into a senior unsecured revolving credit facility in the amount of $40 million with Capital One, National Association ("Capital One"). The credit facility contains an “accordion” feature to allow the Company, under certain circumstances, to increase the aggregate commitments under the revolving credit facility to a maximum of $150 million. The credit facility has a term of 36 months, subject to the Company’s right to a 12-month extension. The credit facility generally bears interest at a floating rate equal to LIBOR plus 2.50%, subject to adjustment as set forth in the credit agreement, and includes an unused fee per annum of 0.3% and 0.2%, if the unused balance of the facility is lower than or exceeds 50% of the available facility, respectively. There was no amount outstanding on the Capital One credit facility as of March 31, 2012.
The credit facility provides for monthly interest payments, with all principal outstanding being due on the maturity date in March 2015. The credit facility may be prepaid from time to time and at any time, in whole or in part, without premium or penalty, subject to reimbursement of certain costs and expenses. In the event of a default, the lender has the right to terminate its obligations under the credit facility, and to accelerate the payment on any unpaid principal amount of all outstanding loans. The Company has guaranteed the obligations under the credit facility.
The Capital One facility requires the Company to meet certain financial covenants, including the maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios) as well as the maintenance of a minimum net worth. As of March 31, 2012, the Company was in compliance with the debt covenants under the Capital One credit facility agreement.

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(Unaudited)

Note 5 — Notes Payable
As part of the acquisition of the Interior Design Building, the Company entered into note agreements totaling $8.9 million with two unaffiliated third party investors. The notes each have an annual interest rate of 9.0%. The repayment of the notes require a 1.0% exit fee based on the original note proceeds payable upon the maturities of the respective notes and are pre-payable at any time.  In 2010, the terms of the notes were modified from a maturity date of January 1, 2011 to pay interest-only on a monthly basis and to repay the remaining principal balance upon maturity on June 30, 2012. The note holders had the option, but did not elect to demand payment of 50.0% of the principal balance on July 15, 2011.  As of March 31, 2012 and December 31, 2011, $5.9 million of the notes payable was outstanding. The notes were repaid in full in April 2012.
Note 6 — Mortgage Notes Payable
 The Company’s mortgage notes payable as of March 31, 2012 and December 31, 2011 consist of the following:

		Outstanding Loan Amount
Portfolio	Encumbered Properties	March 31, 2012	December 31, 2011	Effective Interest Rate		Interest Rate	Maturity
		(In thousands)	(In thousands)
Interior Design Building	1	$21,213	$21,300	4.4%		Fixed	Dec. 2021
Bleecker Street	3	21,300	21,300	4.3%		Fixed	Dec. 2015
Foot Locker	1	3,250	3,250	4.6%		Fixed	Jun. 2016
Regal Parking Garage	1	3,000	3,000	4.5%		Fixed	Jul. 2016
Duane Reed	1	8,400	8,400	3.6%		Fixed	Nov. 2016
Washington Street	1	4,980	5,000	4.4%		Fixed	Dec. 2021
One Jackson Square	1	13,000	13,000	3.4%	(1)	Fixed	Dec. 2016
	9	$75,143	$75,250	4.1%	(2)
______________________

(1)	Fixed through an interest rate swap agreement.

(2)	Calculated on a weighted average basis for all mortgages outstanding as of March 31, 2012.
The Company’s sources of secured financing generally require financial covenants, including restrictions on corporate guarantees, the maintenance of certain financial ratios (such as specified equity and debt service coverage ratios) as well as the maintenance of minimum net worth.  As of March 31, 2012 and December 31, 2011, the Company was in compliance with the debt covenants under the mortgage note agreements.
The following table summarizes the scheduled aggregate principal repayments subsequent to March 31, 2012:

(In thousands)	Future Minimum Principal Payments
April 1, 2012 — December 31, 2012	$327
2013	453
2014	473
2015	21,794
2016	28,167
Thereafter	23,929
Total	$75,143
Note 7 — Fair Value of Financial Instruments
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
March 31, 2012
(Unaudited)

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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of March 31, 2012 and December 31, 2011, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
The valuation of derivative instruments is determined using a discounted cash flow analysis on the expected cash flows. This analysis reflects the contractual terms of the derivatives, including the period to maturity, as well as observable market-based inputs, including interest rate curves and implied volatilities. In addition, credit valuation adjustments, are incorporated into the fair values to account for the Company’s potential nonperformance risk and the performance risk of the counterparties.
The following table presents information about the Company’s liabilities (including the derivative that is presented net) measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011, aggregated by the level in the fair value hierarchy within which those instruments fall:

(In thousands)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
March 31, 2012
Interest rate swap	$—	$203	$—	$203
December 31, 2011
Interest rate swap	$—	$204	$—	$204
The Company is required to disclose the fair value of financial instruments for which it is practicable to estimate that value. The fair value of short-term financial instruments such as cash and cash equivalents, restricted cash, other receivables, due to affiliates, notes payable, accounts payable and distributions payable approximates their carrying value on the consolidated balance sheet due to their short-term nature. The fair values of the Company’s financial instruments that are not reported at fair value on the consolidated balance sheet are reported below.

		Carrying Amount at	Fair Value at	Carrying Amount at	Fair Value at
(In thousands)	Level	March 31, 2012	March 31, 2012	December 31, 2011	December 31, 2011
Mortgage notes payable	3	$75,143	$75,143	$75,250	$75,249
 The fair value of the mortgage notes payable are estimated using a discounted cash flow analysis, based on the Advisor's experience with similar types of borrowing arrangements.

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(Unaudited)

Note 8 — Derivatives and Hedging Activities
Risk Management Objective of Using Derivatives
The Company may use derivative financial instruments, including interest rate swaps, caps, options, floors and other interest rate derivative contracts, to hedge all or a portion of the interest rate risk associated with its borrowings. The principal objective of such arrangements is to minimize the risks and/or costs associated with the Company's operating and financial structure as well as to hedge specific anticipated transactions. The Company does not intend to utilize derivatives for speculative or other purposes other than interest rate risk management. The use of derivative financial instruments carries certain risks, including the risk that the counterparties to these contractual arrangements are not able to perform under the agreements. To mitigate this risk, the Company only enters into derivative financial instruments with counterparties with high credit ratings and with major financial institutions with which the Company and its affiliates may also have other financial relationships. The Company does not anticipate that any of the counterparties will fail to meet their obligations.
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
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Such derivatives were used to hedge the variable cash flows associated with variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three months ended March 31, 2012, the Company recorded $1,000 hedge ineffectiveness in earnings due a timing mismatch of the debt closing.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $0.1 million will be reclassified from other comprehensive income as an increase to interest expense.
As of March 31, 2012 and December 31, 2011, the Company had the following outstanding interest rate derivative that was designated as a cash flow hedge of interest rate risk. This derivative relates to an interest rate swap agreement to fix the variable-rate mortgage secured by the retail condominium units at One Jackson Square.

	March 31, 2012		December 31, 2011
Interest Rate Derivative	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Interest Rate Swap	1	$13,000	1	13,000
Non-Designated Hedges
Derivatives not designated as hedges are not speculative. These derivatives are used to manage the Company's exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements to be classified as hedging instruments. The Company does not have any hedging instruments that qualify for hedge accounting.
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Balance Sheets as of March 31, 2012 and December 31, 2011:

(In thousands)	Balance Sheet Location	March 31, 2012	December 31, 2011
Derivatives designated as hedging instruments:
Interest Rate Swap	Derivative, at fair value	$(203)	$(204)

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(Unaudited)

Derivatives in Cash Flow Hedging Relationships
The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the three months ended March 31, 2012. The Company had no active derivative financial instruments for the three months ended March 31, 2011.

(In thousands)	Three Months Ended March 31, 2012
Amount of loss recognized in accumulated other comprehensive loss from interest rate derivatives (effective portion)	$(35)
Amount of loss reclassified from accumulated other comprehensive loss into income as interest expense (effective portion)	$(37)
Amount of loss recognized of loss on derivative instruments (ineffective portion and amount excluded from effectiveness testing)	$(1)
Credit-risk-related Contingent Features
The Company has an agreement with its derivative counterparty that contains a provision whereby if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligation.
As of March 31, 2012, the fair value of derivatives in a liability position including accrued interest but excluding any adjustment for nonperformance risk related to this agreement was $0.2 million. As of March 31, 2012, the Company has not posted any collateral related to this agreement and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreement at its aggregate termination value of $0.2 million at March 31, 2012.
Note 9 — Common Stock
As of March 31, 2012 and December 31, 2011, the Company had 8.8 million and 6.7 million shares of common stock outstanding, respectively, including unvested restricted stock, converted Preferred Shares and shares issued under the DRIP. During the three months ended March 31, 2012, the Company sold 2.1 million shares of common stock for gross proceeds of $21.1 million.
In September 2010, the Company’s board of directors authorized, and the Company declared, a distribution rate equal to a 6.05% annualized rate based on the common stock price in the IPO of $10.00 per share, commencing December 1, 2010.  The distributions are paid by the 5th day following each month end to stockholders of record at the close of business each day during the prior month at a per share rate of $0.0016575342 per day. The board of directors may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distribution payments are not assured.
Note 10 — Commitments and Contingencies
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

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(Unaudited)

Note 11 — Related Party Transactions and Arrangements
New York Recovery Special Limited Partnership, LLC, an entity wholly-owned by the Sponsor, owned 20,000 shares of the Company’s outstanding common stock as of March 31, 2012 and December 31, 2011. The Advisor and its affiliates may incur and pay costs and fees on behalf of the Company or absorb the Company's property operating and general and administrative expenses. The Company had a receivable from affiliates of $5.4 million and $0.4 million at March 31, 2012 and December 31, 2011, respectively, related to absorbed property operating and general and administrative expenses and reimbursed offering costs by the Advisor, which was fully satisfied in April 2012.
Fees Paid in Connection with the Preferred Offering and the IPO
The Dealer Manager and the Sponsor receive fees and compensation in connection with the sale of the Company’s common stock in the IPO. The Dealer Manager receives a selling commission of up to 7.0% of gross offering proceeds before reallowance of commissions earned by participating broker-dealers. In addition, the Dealer Manager receives up to 3.0% of the gross proceeds from the sale of common stock, before reallowance to participating broker-dealers, as a dealer-manager fee. The Dealer Manager may re-allow its dealer-manager fee to such participating broker-dealers, based on such factors as the volume of shares sold by respective participating broker-dealers and marketing support incurred as compared to those of other participating broker-dealers. The Company incurred total selling commissions to the Dealer Manager related to the sale of common stock of $2.1 million and $0.5 million during the three months ended March 31, 2012 and 2011, respectively.
 The Advisor and its affiliates receive compensation and reimbursement for services provided in connection with the IPO and Preferred Offering. All offering costs incurred by the Company or its affiliated entities on behalf of the Company are reflected in the accompanying balance sheets. During the three months ended March 31, 2012 and 2011, the Company incurred $0.5 million and $0.8 million, respectively, of offering costs reimbursements from the Advisor and Dealer Manager. The Company is responsible for offering and related costs from its IPO up to a maximum of 1.5% of gross proceeds received from the IPO, excluding commissions and dealer manager fees, measured at the end of the IPO. Offering costs in excess of the 1.5% cap as of the end of the offering are the Advisor's responsibility. As of March 31, 2012, offering and related costs exceeded 1.5% of gross proceeds received from the IPO by $4.3 million. The Advisor elected to cap cumulative offering costs incurred by the Company, net of unpaid amounts, to 15% of common stock proceeds during the offering period. As of March 31, 2012, the Company had a receivable from the Advisor of $4.7 million related to this reimbursement which was paid in April 2012.
The Company had accrued expenses payable to the Advisor and the Dealer Manager of $0.2 million at March 31, 2012 and December 31, 2011 for services relating to the IPO and offering and other cost reimbursements paid on behalf of the Company.
Fees Paid in Connection With the Operations of the Company
The Advisor receives an acquisition fee of 1.0% of the contract purchase price of each acquired property and 1% of the amount advanced for a loan or other investment and is reimbursed for acquisition costs incurred in the process of acquiring properties in an amount not to exceed 0.5% of the contract purchase price. In no event will the total of all acquisition fees and acquisition expenses (including any financing coordination fees) payable with respect to a particular investment exceed 4.5% of the contract purchase price.
The Company will pay the Advisor a monthly fee equal to one-twelfth of 0.75% of the contract purchase price of each property plus costs and expenses incurred by the Advisor in providing asset management services, based on assets held by the Company on the measurement date, adjusted for appropriate closing dates for individual property acquisitions. However, the asset management fee shall be reduced by any amounts payable to the Property Manager as an oversight fee, such that the aggregate of the asset management fee and the oversight fee does not exceed 0.75% per annum of the cost of the assets. Such asset management fee shall be payable, at the discretion of the Company’s board, in cash, common stock or restricted stock grants, or any combination thereof.  In addition, on a prospective basis, the Company’s board of directors, subject to the Advisor’s approval, may elect to issue performance based restricted shares in lieu of cash for any then unpaid amount of the asset management fee, in an amount not to exceed the limit for the asset management fee set forth in the advisory agreement.
Unless the Company contracts with a third party, the Company will pay the Property Manager a property management fee equal to 4.0% of gross revenues from the Company’s multi-tenant properties. The Company will also reimburse the affiliate for property level expenses.  The Advisor or an affiliate may subcontract the performance of its property management and leasing services duties to third parties and pay all or a portion of its 4.0% property management fee to the third parties with whom it contracts for these services. If the Company contracts directly with third parties for such services, the Company will pay them customary market fees and will pay the Property Manager an oversight fee equal to 1.0% of the gross revenues of the property managed.

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(Unaudited)

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
The following table details amounts incurred from affiliates and amounts contractually due and forgiven in connection with the operations related services described above for the period indicated:

	Three Months Ended March 31,
	2012		2011
(In thousands)	Incurred	Forgiven	Incurred	Forgiven
One-time fees:
Acquisition fees and related cost reimbursements	$207	$—	$—	$—
Financing coordination fees	—	—	—	—
Ongoing fees:
Asset management fees (1)	—	231	—	123
Property management and leasing fees	—	84	—	68
Total related party operational fees and reimbursements	$207	$315	$—	$191
 ___________________________________________

(1)
These cash fees have been waived.  The Company’s board of directors may elect, subject to the Advisor’s approval, on a prospective basis, to pay asset management fees in the form of performance-based restricted shares.

The Company may reimburse the Advisor’s costs of providing administrative services, subject to the limitation that it will not reimburse the Advisor for any amount by which its operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of (a) 2.0% of average invested assets and (b) 25.0% of net income other than any additions to reserves for depreciation, bad debt or other similar non cash reserves and excluding any gain from the sale of assets for that period.  Additionally, the Company will not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives acquisition fees or real estate commissions.  No reimbursement was incurred from the Advisor for providing administrative services for the three months ended March 31, 2012 or 2011.
In order to improve operating cash flows and the ability to pay distributions from operating cash flows, the Advisor agreed to waive certain fees including asset management and property management fees. Because the Advisor waived certain fees, cash flow from operations that would have been paid to the Advisor was available to pay distributions to stockholders.  The fees that were forgiven are not deferrals and accordingly, will not be paid to the Advisor in cash. Additionally, to improve the Company’s working capital, the Advisor may elect to absorb a portion of the Company’s expenses. The Advisor elected to absorb $0.4 million and $0.1 million of the Company's property operating and general and administrative expenses during the three months ended March 31, 2012 and 2011, respectively. These costs are presented net in the accompanying consolidated statements of operations and comprehensive loss.
The Advisor, at its election, may also contribute capital to enhance the Company’s cash position for working capital and distribution purposes.  Any contributed capital amounts are not reimbursable to the Advisor.  Further, any capital contributions are made without any corresponding issuance of shares of common or preferred stock of the Company. No contributions were made by the Advisor during the three months ended March 31, 2012. The Advisor elected to contribute $15,000 during the three months ended March 31, 2011.
As the Company’s real estate portfolio matures, the Company expects cash flows from operations (reported in accordance with GAAP) to cover a more significant portion of distributions and over time to cover the entire distribution. As the cash flows from operations become more significant, the Advisor and/or Property Manager may discontinue their past practice of absorbing costs and forgiving fees and may charge the full fee owed to them in accordance with the Company’s agreements with the Advisor.

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(Unaudited)

Fees Paid in Connection with the Liquidation or Listing of the Company’s Real Estate Assets
 The Company will pay a brokerage commission on the sale of property, not to exceed the lesser of 2.0% of the contract sale price of the property and one-half of the total brokerage commission paid if a third party broker is also involved; provided, however that in no event may the real estate commissions paid to the Advisor, its affiliates and unaffiliated third parties exceed the lesser of 6.0% of the contract sales price and a reasonable, customary and competitive real estate commission, in each case, payable to the Advisor if the Advisor or its affiliates, as determined by a majority of the independent directors, provided a substantial amount of services in connection with the sale. No such fees were incurred or paid for the three months ended March 31, 2012 or 2011.
The Company will pay a subordinated participation in the net sales proceeds of the sale of real estate assets of 15.0% of remaining net sale proceeds after return of capital contributions to investors plus payment to investors of a 6.0% cumulative, pre-tax non-compounded return on the capital contributed by investors.  The Company cannot assure that it will provide this 6.0% return but the Advisor will not be entitled to the subordinated participation in net sale proceeds unless the Company’s investors have received a 6.0% cumulative non-compounded return on their capital contributions. No such amounts were incurred or paid for the three months ended March 31, 2012 or 2011.
 The Company will pay a subordinated incentive listing distribution of 15.0% of the amount by which the adjusted market value of real estate assets plus distributions exceeds the aggregate capital contributed by investors plus an amount equal to a 6.0% cumulative, pre-tax non-compounded annual return to investors.  The Company cannot assure that it will provide this 6.0% return but the Advisor will not be entitled to the subordinated incentive listing fee unless investors have received a 6.0% cumulative, pre-tax non-compounded return on their capital contributions. No such amounts were incurred or paid for the three months ended March 31, 2012 and 2011.
Upon termination or non-renewal of the advisory agreement, the Advisor shall be entitled to a subordinated termination fee payable in the form of a non-interest bearing promissory note. In addition, the Advisor may elect to defer its right to receive a subordinated termination fee until either a listing on a national securities exchange or other liquidity event occurs.
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
Note 13 — Share-Based Compensation
Stock Option Plan
 The Company has a stock option plan (the “Plan”) which authorizes the grant of nonqualified stock options to the Company’s independent directors, officers, advisors, consultants and other personnel, subject to the absolute discretion of the board of directors and the applicable limitations of the Plan. The exercise price for all stock options granted under the Plan will be fixed at $10.00 per share until the termination of the IPO, and thereafter the exercise price for stock options granted to the independent directors will be equal to the fair market value of a share on the last business day preceding the annual meeting of stockholders. Upon a change in control, unvested options will become fully vested and any performance conditions imposed with respect to the option will be deemed to be fully achieved.  A total of 500,000 shares have been authorized and reserved for issuance under the Plan. As of March 31, 2012 and December 31, 2011, no stock options were issued under the Plan.

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(Unaudited)

Restricted Share Plan
 The Company has an employee and director incentive restricted share plan (the “RSP”) that provides for the automatic grant of 3,000 restricted shares of common stock to each of the independent directors, without any further action by the Company’s board of directors or the stockholders, on the date of initial election to the board of directors and on the date of each annual stockholder’s meeting. Restricted stock issued to independent directors will vest over a five-year period following the first anniversary of the date of grant in increments of 20% per annum. The RSP provides the Company with the ability to grant awards of restricted shares to the Company’s directors, officers and employees (if the Company ever has employees), employees of the Advisor and its affiliates, employees of entities that provide services to the Company, directors of the Advisor or of entities that provide services to the Company, certain consultants to the Company and the Advisor and its affiliates or to entities that provide services to the Company.  The total number of shares of common stock granted under the RSP shall not exceed 5.0% of the Company’s outstanding shares on a fully-diluted basis at any time, and in any event will not exceed 7,500,000 shares (as such number may be adjusted for stock splits, stock dividends, combinations and similar events).
Restricted share awards entitle the recipient to receive shares of common stock from the Company under terms that provide for vesting over a specified period of time or upon attainment of pre-established performance objectives. Such awards would typically be forfeited with respect to the unvested shares upon the termination of the recipient’s employment or other relationship with the Company. Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of restricted shares may receive cash distributions prior to the time that the restrictions on the restricted shares have lapsed. Any distributions payable in common shares shall be subject to the same restrictions as the underlying restricted shares. There were no shares of restricted stock issued to independent directors under the RSP during the three months ended March 31, 2012 and 2011. There were 13,800 restricted shares of common stock issued at March 31, 2012 and December 31, 2011. The fair value of the shares will be expensed over the vesting period of five years. Compensation expense related to restricted stock was $8,000 and $5,000 for the three months ended March 31, 2012 and 2011, respectively.
Other Share-Based Compensation
The Company may issue common stock in lieu of cash to pay fees earned by the Company's directors. There are no restrictions on the shares issued since these payments in lieu of cash relate to fees earned for services performed. There were no such shares of common stock issued in lieu of cash during the three months ended March 31, 2012 and 2011.
Note 14 — Net Loss Per Share
The following is a summary of the basic and diluted net loss per share computation for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
(In thousands, except share and per share data)	2012	2011
Net loss attributable to stockholders	$(619)	$(341)
Less: distributions declared on Preferred Shares	—	(349)
Net loss attributable to stockholders, net of distributions	$(619)	$(690)
Weighted average common shares outstanding	7,490,591	543,324
Net loss per share attributable to stockholders, basic and diluted	$(0.08)	$(1.27)

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(Unaudited)

There were no distributions paid on unvested restricted stock during the three months ended March 31, 2012 and 2011.  Diluted net loss per share assumes the conversion of all common share equivalents into an equivalent number of common shares, unless the effect is antidilutive.  The Company considers stock options, unvested restricted stock and Preferred Shares to be common share equivalents.  The following common stock equivalents as of March 31, 2012 and 2011, were excluded from diluted loss per share computations as their effect would have been antidilutive for the three months ended March 31, 2012 and 2011:

	March 31,
	2012	2011
Unvested restricted stock	13,800	9,000
Preferred shares	—	1,966,376
Note 15 – Non-Controlling Interests
The Company is the controlling member of the limited liability company that owns the Bleecker Street properties, acquired in December 2010, with an unrelated third-party and an affiliate, American Realty Capital Operating Partnership, L.P.  The unrelated third party affiliate does not have voting rights under the operating agreement of this limited liability company.
The non-controlling members’ aggregate investment of $13.0 million is included in non-controlling interests on the accompanying consolidated balance sheets.  This investment will be reduced by the monthly distributions received by each non-controlling member.  There were $0.2 million of distributions to non-controlling members during the three months ended March 31, 2012.
The Company may elect to redeem the affiliate’s interest and the third party’s interest in Bleecker Street at any time and only after December 1, 2013, respectively.  Under this election, the purchase price is the member’s initial capital contribution and any unpaid distributions or, if the Company is simultaneously selling its interest to a third party, the purchase price is the member’s pro-rata share of Bleecker Street based on its cumulative capital contribution. The Company redeemed $5.0 million of the affiliate's interest in April 2012.
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
Note 16 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Form 10-Q, and determined that there have not been any events that have occurred that would require adjustments to disclosures in the consolidated financial statements except for as described in Note 5 — Notes Payable and Note 11 — Related Party Transactions and the following transactions:
On May 4, 2012, the Company acquired a portfolio of five condominiums, containing 61,318 rentable square feet, located on Kings Highway in Brooklyn, New York, for a purchase price of $36.7 million, excluding acquisition costs. Each condominium is 100% leased with a weighted average remaining lease term of 9.5 years and weighted average annualized rental income of $41.06 per rented square foot. The Company funded the acquisition with (a) net proceeds from the IPO of $8.2 million and (b) $28.5 million from a draw on the Company's revolving credit facility (see Note 4 — Revolving Credit Facility for more information).
Sales of Common Stock
 As of April 30, 2012, the Company had 9.9 million of common stock outstanding, including converted Preferred Shares, unvested restricted shares and shares issued under the DRIP. As of April 30, 2012, the aggregate value of all share issuances was $98.9 million based on a per share value of $10.00 (or $9.50 per share for shares issued under the DRIP).

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(Unaudited)

Net capital received, excluding DRIP and net of repurchases is as follows:

Source of Capital (In thousands)	Inception to March 31, 2012	April 1 to April 30, 2012	Total
Common stock	$66,932	$10,465	$77,397
Converted preferred stock	16,954	—	16,954
Contributions from non-controlling interest holders	13,000	—	13,000
	$96,886	$10,465	$107,351

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with the accompanying financial statements of American Realty Capital New York Recovery REIT, Inc. and the notes thereto. As used herein, the terms “we,” “our” and “us” refer to American Realty Capital New York Recovery REIT, Inc., a Maryland corporation, and, as required by context, to New York Recovery REIT Operating Partnership, L.P., a Delaware limited partnership, which we refer to as the "OP," and to their subsidiaries. American Realty Capital New York Recovery REIT, Inc. is externally managed by New York Recovery Advisors, LLC (our “Advisor”), a Delaware limited liability company.
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

•
All of our executive officers are also officers, managers and/or holders of a direct or indirect controlling interest in our Advisor, our dealer manager, Realty Capital Securities, LLC (the “Dealer Manager”), and other American Realty Capital-affiliated entities.  As a result, our executive officers, our Advisor and its affiliates face conflicts of interest, including significant conflicts created by our Advisor’s compensation arrangements with us and other investors advised by American Realty Capital affiliates and conflicts in allocating time among these investors and us. These conflicts could result in unanticipated actions.

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

•	No public market currently exists, or may ever exist, for shares of our common stock, which are, and may continue to be, illiquid.

•	If we and our Advisor are unable to find suitable investments, then we may not be able to achieve our investment objectives or pay distributions.

•	We may be unable to pay or maintain cash distributions or increase distributions over time.

•	We are obligated to pay substantial fees to our Advisor and its affiliates, including fees payable upon the sale of properties.

•	We are subject to risks associated with the significant dislocations and liquidity disruptions currently existing or occurring in the credit markets of the United States.

•	We may fail to continue to qualify to be treated as a real estate investment trust (“REIT”) for U.S. federal income tax purposes.

•
Our properties may be adversely affected by the current economic downturn, as well as economic cycles and risks, inherent to the New York metropolitan statistical area (“MSA”), especially New York City.

•	We owned only 10 properties as of March 31, 2012.
Overview
 We were incorporated on October 6, 2009 as a Maryland corporation that qualified as a REIT, beginning with the taxable year ended December 31, 2010.  On September 2, 2010, we commenced our IPO on a “reasonable best efforts” basis of up to 150.0 million shares of common stock, $0.01 par value per share, at a price of $10.00 per share, subject to certain volume and other discounts, pursuant to our Registration Statement on Form S-11 (File No. 333-163069) (the “Registration Statement”) filed with the SEC under the Securities Act of 1933, as amended (the “Securities Act”).  Our Registration Statement also covers up to 25.0 million shares available pursuant to a distribution reinvestment plan (the “DRIP”) under which our common stockholders may elect to have their distributions reinvested in additional shares of our common stock at the greater of $9.50 per share or 95% of the estimated value of a share of common stock.
As of March 31, 2012, we had 8.8 million shares of common stock outstanding, including unvested restricted shares, converted shares of convertible preferred stock (the "Preferred Shares") and shares issued under the DRIP. As of March 31, 2012, we had received total proceeds from the IPO of $66.9 million from the sale of 6.7 million shares of common stock.  In addition, we sold 2.0 million Preferred Shares for gross proceeds of $17.0 million in a private placement pursuant to Rule 506 of Regulation D of the Securities Act, which terminated on September 2, 2010, the effective date of the Registration Statement. On December 15, 2011, we exercised our option to convert the Preferred Shares into 2.0 million shares of common stock on a one-for-one basis. As of March 31, 2012, the aggregate value of all issuances and subscriptions of common stock outstanding was $88.1 million based on a per share value of $10.00 (or $9.50 for shares issued under the DRIP).
 We were formed to acquire high quality, income-producing commercial real estate in the New York metropolitan area, and, in particular, properties located in New York City, with a focus on office and retail properties. All such properties may be acquired and operated by us alone or jointly with another party. We may also originate or acquire first mortgage loans secured by real estate.  We purchased our first property and commenced active operations in June 2010.  As of March 31, 2012, we owned 10 properties consisting of 191,707 rentable square feet, which were approximately 93.8% occupied on a weighted average basis with a weighted average remaining lease term of 11.0 years.
Substantially all of our business is conducted through the OP. We are the sole general partner and hold substantially all of the units of limited partner interest in the OP ("OP units"). The Advisor holds 200 units of limited partner interest in the OP, which represents a nominal percentage of the aggregate OP units. A holder of OP units has the right to convert OP units for the cash value of a corresponding number of shares of common stock or, at our option, a corresponding number of shares of common stock. The remaining rights of holders of OP units are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP’s assets.
We have no paid employees.  We retained our Advisor to manage our affairs on a day-to-day basis.The Property Manager, an entity wholly owned by American Realty Capital III, LLC (the “Sponsor”), serves as our property manager, unless services are performed by a third party for specific properties. The Dealer Manager, an affiliate of the Sponsor, serves as the dealer manager of our IPO.  These related parties receive compensation and fees for services related to the IPO and for the investment and management of our assets. These entities receive fees during the offering, acquisition, operational and liquidation stages.
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
The value of in-place leases is amortized to expense over the initial term of the respective leases, which range primarily from two to 29 years. The value of customer relationship intangibles is amortized to expense over the initial term and any renewal periods in the respective leases, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building. If a tenant terminates its lease, the unamortized portion of the in-place lease value and customer relationship intangibles is charged to expense.
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

Recently Issued Accounting Pronouncements
In May 2011, the Financial Accounting Standards Board ("FASB") issued guidance that expands the existing disclosure requirements for fair value measurements, primarily for Level 3 measurements, which are measurements based on unobservable inputs such as our own data. This guidance is largely consistent with current fair value measurement principles with few exceptions that do not result in a change in general practice. The guidance was applied prospectively and was effective for interim and annual reporting periods ending after December 15, 2011. The adoption of this guidance did not have a material impact on our financial position or results of operations as the guidance relates only to disclosure requirements.
In June 2011, the FASB issued guidance requiring entities to present items of net income and other comprehensive income either in one continuous statement - referred to as the statement of comprehensive income - or in two separate, but consecutive, statements of net income and other comprehensive income. The new guidance does not change which components of comprehensive income are recognized in net income or other comprehensive income, or when an item of other comprehensive income must be reclassified to net income. In December 2011, the FASB deferred certain provisions of this guidance related to the presentation of certain reclassification adjustments out of accumulated other comprehensive income, by component in both the statement and the statement where the reclassification is presented. This guidance was applied prospectively and was effective for interim and annual periods ending after December 15, 2011. The adoption of this guidance did not have a material impact on our financial position or results of operations but changed the location of the presentation of other comprehensive income to more closely associate the disclosure with net income.
In September 2011, the FASB issued guidance that allows entities to perform a qualitative analysis as the first step in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If it is determined that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then a quantitative analysis for impairment is not required. The guidance was effective for interim and annual impairment tests for fiscal periods beginning after December 15, 2011.  The adoption of this guidance did not have a material impact on our financial position or results of operations.
Results of Operations
As of March 31, 2012, we owned 10 properties which were approximately 93.8% leased on a weighted average basis. As of March 31, 2011, we owned four properties, the Interior Design Building (“IDB”) and Bleecker Street condominiums, which were purchased in 2010.  Accordingly, our results of operations for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011 reflect significant increases in most categories.
Comparison of Three Months Ended March 31, 2012 to Three Months Ended March 31, 2011
Rental Income
Rental income increased $0.9 million to $2.5 million for the three months ended March 31, 2012, compared to $1.6 million for the three months ended March 31, 2011. The increase in rental income was primarily driven by our acquisition of six properties since March 31, 2011, which resulted in an increase in rental income of $1.1 million for the three months ended March 31, 2012, compared to the three months ended March 31, 2011. This increase is partially offset by a decrease in rental income at IDB of $0.2 million as a result of net lease expirations, amendments and new leasing activity. Although the occupancy rate decreased at IDB to 85.4% at March 31, 2012 from 100% at March 31, 2011, annualized rental income per square foot has increased to $39.94 at March 31, 2012 from $38.96 at March 31, 2011.
Operating Expense Reimbursements
 Operating expense reimbursements were $0.2 million for the three months ended March 31, 2012, compared to $0.1 million for the three months ended March 31, 2011.  The increase in operating expense reimbursement revenue represents the portion of property real estate taxes and operating expenses which are reimbursable by tenants in the six properties we have acquired since March 31, 2011.  Operating expense reimbursement revenue for the three months ended March 31, 2011 related solely to IDB and Bleecker Street.
Property Operating Expenses
Property operating expenses were $0.3 million for the three months ended March 31, 2012, compared to $0.4 million for the three months ended March 31, 2011.  This decrease in costs relates to the Advisor's election to absorb $0.2 million of property operating expense during the three months ended March 31, 2012. This decrease was partially offset by an increase of $0.1 million related to the real estate taxes, maintenance and insurance costs associated with the six properties we have acquired since March 31, 2011.  Property operating expense for the three months ended March 31, 2011 related solely to IDB and Bleecker Street.

Operating Fees to Affiliates
Our affiliated Advisor and Property Manager are entitled to fees for the management of our properties.  Our Advisor and Property Manager elected to waive these fees for the three months ended March 31, 2012 and 2011.  For the three months ended March 31, 2012 and 2011, we would have incurred aggregate asset management and property management fees of $0.3 million and $0.2 million, respectively, had these fees not been waived.
Acquisition and Transaction Related Expenses
Acquisition and transaction related expense of $0.5 million for the three months ended March 31, 2012 related to the acquisition of three commercial condominiums located at 350 West 42nd Street in the Midtown neighborhood of Manhattan, New York. There were no properties acquired and therefore no acquisition expense during the three months ended March 31, 2011.  Acquisition and transaction related expenses relate to costs associated with acquisitions and potential acquisitions.
General and Administrative Expenses
General and administrative expenses were approximately $11,000 for the three months ended March 31, 2012, compared to approximately $38,000 for the three months ended March 31, 2011. The Advisor elected to absorb $0.2 million and $0.1 million of general and administrative expenses during the three months ended March 31, 2012 and 2011, respectively. General and administrative expense primarily related to board member fees and compensation, insurance and professional fees.
Depreciation and Amortization Expense
Depreciation and amortization expense increased $0.5 million to $1.4 million for the three months ended March 31, 2012, compared to $0.9 million for the three months ended March 31, 2011. The increase in depreciation and amortization expense related to the purchase of six properties acquired since March 31, 2011, which resulted in additional expense of $0.7 million. This increase was partially offset by the decrease in amortization expense of in-place lease intangibles of $0.2 million as a result of lease terminations and expirations at IDB. Depreciation and amortization expense for the three months ended March 31, 2011 related solely to IDB and Bleecker Street.
Interest Expense
Interest expense increased by $0.4 million to $1.1 million for the three months ended March 31, 2012, compared to $0.7 million for the three months ended March 31, 2011. The increase in interest expense primarily related to mortgage notes payable used to finance a portion of the six properties acquired since March 31, 2011. We view these secured financing sources as an efficient and accretive means to acquire properties.  Interest expense for the three months ended March 31, 2011 related solely to notes and mortgage notes payable used to finance a portion of IDB and Bleecker Street.
Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the level of proceeds raised in our IPO, the cost of borrowings, and the opportunity to acquire real estate assets which meet our investment objectives.
Net Income Attributable to Non-Controlling Interests
Net income of $24,000 and $48,000 attributable to non-controlling interests during the three months ended March 31, 2012 and 2011, respectively, represents the net income, excluding depreciation and amortization, on our Bleecker Street portfolio that is related to non-controlling interest holders.
Cash Flows for the Three Months Ended March 31, 2012
For the three months ended March 31, 2012, net cash provided by operating activities was $1.0 million.  The level of cash flows used in or provided by operating activities is affected by acquisition and transaction costs incurred, the timing of interest payments and the amount of borrowings outstanding during the period, as well as the receipt of scheduled rent payments. Cash flows provided by operating activities during the three months ended March 31, 2012 include $0.5 million of acquisition and transaction costs. Cash flows provided by operating activities included a net loss adjusted for non-cash items, resulting in a cash inflow of $0.9 million (net loss of $0.6 million adjusted for depreciation and amortization of tangible and intangible real estate assets of $1.4 million and amortization of deferred financing costs of $0.1 million) as well as a combined increase in accounts payable, accrued expenses and deferred rent of $0.3 million. This cash inflow was partially offset by an increase in prepaid expenses and other assets of $0.2 million primarily due to prepaid real estate taxes and insurance as well as unbilled rent receivables recorded in accordance with accounting for rental income on a straight-line basis.
Net cash used in investing activities during the three months ended March 31, 2012 of $20.5 million related to $20.4 million for the acquisition of real estate assets and $0.1 million for capital expenditures at IDB.

Net cash provided by financing activities of $15.7 million during the three months ended March 31, 2012 related to proceeds, net of receivables, from the issuance of common stock of $20.6 million. This inflow was partially offset by payments related to offering costs of $3.0 million, distributions to stockholders of $0.5 million, increases in receivables from affiliates of $0.4 million, payments related to financing costs of $0.3 million, increases to restricted cash of $0.3 million, distributions to non-controlling interest holders of $0.2 million and principal payments on mortgage notes payable of $0.1 million.
Cash Flows for the Three Months Ended March 31, 2011
For the three months ended March 31, 2011, net cash provided by operating activities was $0.2 million. The level of cash flows used in or provided by operating activities is affected by the timing of interest payments and the amount of borrowings outstanding during the period, as well as the receipt of scheduled rent payments. Cash flows provided by operating activities during the three months ended March 31, 2011 was mainly due to a a decrease in accounts payable and accrued expenses of $0.8 million. These cash inflows were partially offset by a net loss of $0.3 million adjusted for depreciation and amortization of tangible and intangible real estate assets of $0.8 million and amortization of deferred financing costs of $0.1 million, as well as a decrease in prepaid expenses and other assets of $0.1 million.
Net cash used in investing activities during the three months ended March 31, 2011 of $0.3 million related to deposits for pending acquisitions and capital improvements at the Interior Design Building.
Net cash provided by financing activities of $3.3 million during the three months ended March 31, 2011 related to proceeds, net of receivables, from the issuance of common stock of $5.2 million and proceeds from affiliates of $0.3 million. These amounts were partially offset by offering costs payments of $1.3 million, distributions to stockholders of $0.4 million, distributions to non-controlling interest holders of $0.2 million, increases to restricted cash of $0.2 million and principal payments on mortgage notes of $0.1 million.
Liquidity and Capital Resources
Our principal demands for funds will continue to be for property acquisitions, either directly or through investment interests, for the payment of operating expenses, distributions to our stockholders and non-controlling interest holders, and for the payment of principal and interest on our outstanding indebtedness. Generally, capital needs for property acquisitions will be met through net proceeds received from the sale of common stock through our IPO, advances under our revolving credit facility and through property-level secured financings. We may also from time to time enter into other agreements with third parties whereby third parties will make equity investments in specific properties or groups of properties that we acquire. Expenditures other than property acquisitions and acquisition and transaction-related costs are expected to be covered by cash flows from operations.
We expect to meet our future short-term operating liquidity requirements through a combination of net cash provided by our current property operations and the operations of properties to be acquired in the future and proceeds from the sale of common stock.  Management expects that in the future, as our portfolio matures, our properties will cover operating expenses and the payment of our monthly distribution. Other potential future sources of capital include proceeds from secured or unsecured financings from banks or other lenders, proceeds from public and private offerings, proceeds from the sale of properties and undistributed funds from operations.
We expect to continue to raise capital through the sale of our common stock and to utilize the net proceeds from the sale of our common stock and proceeds from secured financings to complete future property acquisitions. As of March 31, 2012, we had 8.8 million shares of common stock outstanding, including unvested restricted shares, converted Preferred Shares and shares issued under the DRIP. As of March 31, 2012, we had received gross proceeds of $66.9 million and $17.0 million from the sale of shares of common stock and Preferred Shares, respectively.
 Our board of directors has adopted a share repurchase plan that enables our stockholders to sell their shares to us under limited circumstances. At the time a stockholder requests a repurchase, we may, subject to certain conditions, repurchase the shares presented for repurchase for cash to the extent we have sufficient funds available to fund such purchase. During the three months ended March 31, 2012, we had accrued approximately $113,000 to repurchase 11,319 of shares of common stock at an average of $9.99 per share due to the death of a stockholder.
As of March 31, 2012, we had cash and cash equivalents of $6.4 million.  We expect cash flows from operations and the sale of common stock to be used primarily to invest in additional real estate, pay debt service, pay operating expenses and pay stockholder distributions.

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
Funds from Operations and Modified Funds from Operations
Due to certain unique operating characteristics of real estate companies, as discussed below, the National Association of Real Estate Investment Trusts ("NAREIT"), an industry trade group, has promulgated a measure known as funds from operations ("FFO"), which we believe to be an appropriate supplemental measure to reflect the operating performance of a REIT. The use of FFO is recommended by the REIT industry as a supplemental performance measure. FFO is not equivalent to our net income or loss as determined under accounting principles generally accepted in the United States of America ("GAAP").
We define FFO, a non-GAAP measure, consistent with the standards established by the White Paper on FFO approved by the Board of Governors of NAREIT, as revised in February 2004 (the "White Paper"). The White Paper defines FFO as net income or loss computed in accordance with GAAP, excluding gains or losses from sales of property and asset impairment write-downs, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO. Our FFO calculation complies with NAREIT’s policy described above.
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

The table below reflects the items deducted or added to net loss in our calculation of FFO and MFFO for the applicable periods during the three months ended March 31, 2012. The table reflects MFFO in the IPA recommended format and MFFO without the straight-line rent adjustment which measure management also uses as a performance measure. Items are presented net of non-controlling interest portions where applicable.

(In thousands)	Three Months Ended March 31, 2012
Net loss attributable to stockholders (in accordance with GAAP)	$(619)
Depreciation and amortization	1,425
FFO	806
Acquisition fees and expenses (1)	515
Amortization of above or below market leases (2)	(66)
Mark to market adjustments (3)	1
MFFO	1,256
Straight-line rent (4)	(334)
MFFO - IPA recommended format	$922
______________________________
(1) The purchase of properties, and the corresponding expenses associated with that process, is a key operational feature of our business plan to generate operational income and cash flows in order to make distributions to investors. In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for non-listed REITs that have completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition costs, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our Advisor or third parties. Acquisition fees and expenses under GAAP are considered operating expenses and as expenses included in the determination of net income and income from continuing operations, both of which are performance measures under GAAP. Such fees and expenses are paid in cash, and therefore such funds will not be available to distribute to investors. Such fees and expenses negatively impact our operating performance during the period in which properties are being acquired. Therefore, MFFO may not be an accurate indicator of our operating performance, especially during periods in which properties are being acquired. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property. Acquisition fees and expenses will not be reimbursed by our Advisor if there are no further proceeds from the sale of shares in our IPO, and therefore such fees will need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties or from ancillary cash flows.

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

(3)
Management believes that adjusting for mark-to-market adjustments is appropriate because they may not be reflective of ongoing operations and reflect unrealized impacts on value based only on then-current market conditions, although they may be based upon current operational issues related to an individual property or industry or general market conditions. Mark-to-market adjustments are made for items such as ineffective derivative instruments, certain marketable securities and any other items that GAAP requires we make a mark-to-market adjustment for. The need to reflect mark-to-market adjustments is a continuous process and is analyzed on a quarterly or annual basis in accordance with GAAP.

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

Distributions
On September 22, 2010, our board of directors authorized and we declared, a distribution rate equal to a 6.05% annualized rate based on the offering price of $10.00 per share of our common stock, commencing December 1, 2010.  The distributions are payable by the 5th day following each month end to stockholders of record at the close of business each day during the prior month at a rate of $0.00165753424 per day.
 During the three months ended March 31, 2012, distributions paid to common stockholders totaled $1.0 million inclusive of $0.5 million of the value of common stock issued under the DRIP.  Distribution payments are dependent on the availability of funds.  Our board of directors may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distribution payments are not assured.
 During the three months ended March 31, 2012, cash used to pay our distributions was primarily generated from cash flows from operations and common stock issued under the DRIP.  We have continued to pay distributions to our stockholders each month since our initial distributions payment in April 2010.  There is no assurance that we will continue to declare distributions at this rate.
The following table shows the sources for the payment of distributions to common stockholders for the three months ended March 31, 2012:

	Three Months Ended March 31, 2012
(In thousands)		Percentage of Distributions
Distributions:
Distribution paid in cash	$523
Distributions reinvested	467
Total distributions	$990
Source of distributions:
Cash flows provided by operations (1)	$523	52.8%
Common stock issued under the DRIP / offering proceeds	467	47.2%
Proceeds from issuance of common stock	—	—%
Total sources of distributions	$990	100.0%
Cash flows provided by operations (GAAP basis) (1)	$992
Net loss attributable to stockholders (in accordance with GAAP)	$(617)
__________________
(1) Cash flows provided by operations for the three months ended March 31, 2012 included $0.5 million of acquisition and transaction related expenses.

The following table compares cumulative distributions paid to cumulative net loss (in accordance with GAAP) for the period from October 6, 2009 (date of inception) through March 31, 2012.

(In thousands)	For the Period from October 6, 2009 (date of inception) to March 31, 2012
Distributions paid:
Preferred stockholders	$2,158
Common stockholders in cash	1,074
Common stockholders pursuant to DRIP / offering proceeds	886
Total distributions paid	$4,118

Reconciliation of net loss:
Revenues	$12,637
Acquisition and transaction-related expenses	(3,525)
Depreciation and amortization	(6,508)
Other operating expenses	(2,303)
Other non-operating expenses	(6,033)
Net income attributable to non-controlling interests	(69)
Net loss (in accordance with GAAP) (1)	$(5,801)
__________________________________

(1)	Net loss as defined by GAAP includes the non-cash impact of depreciation and amortization expense as well as costs incurred relating to acquisitions and related transactions.
Loan Obligations
The payment terms of our loan obligations require principal and interest amounts payable monthly with all unpaid principal and interest due at maturity. Our loan agreements stipulate that we comply with specific reporting covenants. As of March 31, 2012, we were in compliance with the debt covenants under our loan agreements.
Our Advisor may, with the approval of our independent directors, seek to borrow short-term capital that, combined with secured mortgage financing, exceeds our targeted leverage ratio. Such short-term borrowings may be obtained from third parties on a case-by-case basis as acquisition opportunities present themselves simultaneous with our capital raising efforts. We view the use of short-term borrowings as an efficient and accretive means of acquiring real estate in advance of raising equity capital. Accordingly, we can take advantage of buying opportunities as we expand our fundraising activities. As additional equity capital is obtained, these short-term borrowings will be repaid. Our corporate leverage ratio approximated 47.4% (secured mortgage notes payable less on-hand cash and cash equivalents as a percentage of total real estate investments) as of March 31, 2012.

Contractual Obligations
The following is a summary of our contractual obligations as of March 31, 2012:

		April 1, 2012 to	Years Ended December 31,
(In thousands)	Total	December 31, 2012	2013-2014	2015-2016	Thereafter
Principal Payments Due:
Mortgage notes payable	$75,143	$327	$926	$49,961	$23,929
Other notes payable (1)	5,933	5,933	—	—	—
	$81,076	$6,260	$926	$49,961	$23,929
Interest Payments Due:
Mortgage notes payable	$16,205	$2,330	$6,142	$4,978	$2,755
Other notes payable (1)	181	181	—	—	—
	$16,386	$2,511	$6,142	$4,978	$2,755
___________________________________

(1)	The note holders had the option, but did not elect, to demand payment of 50% of the principal balance on July 15, 2011. The notes payable were repaid in full in April 2012.
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
Related-Party Transactions and Agreements
We have entered into agreements with our Sponsor and its wholly owned affiliates whereby we pay certain fees or reimbursements to our Advisor or its affiliates in connection with acquisition and financing activities, sales of common and preferred stock, asset and property management services and reimbursement of operating and offering-related costs. See Note 11 — Related Party Transactions and Arrangements to our consolidated financial statements included in this report for a discussion of the various related-party transactions, agreements and fees.
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

As of March 31, 2012, our debt included fixed-rate mortgage notes payable, with a carrying and fair value of $75.1 million. Changes in market interest rates on our fixed-rate mortgages impact the fair value of the debt, but have no impact on interest incurred or cash flow. For instance, if interest rates rise 100 basis points and our fixed-rate debt balance remains constant, we expect the fair value of our obligation to decrease, the same way the price of a bond declines as interest rates rise.
The sensitivity analysis related to our fixed–rate debt assumes an immediate 100 basis point move in interest rates from their March 31, 2012 levels, with all other variables held constant.  A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt by $1.9 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt by $1.8 million.  At March 31, 2012, we do not have any variable-rate debt.
These amounts were determined by considering the impact of hypothetical interest rates changes on our borrowing costs, and assuming no other changes in our capital structure.
As the information presented above includes only those exposures that existed as of March 31, 2012, it does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
Item 4. Controls and Procedures.
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
No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.
As of the end of the period covered by this Quarterly Report on Form 10-Q, we are not a party to, and none of our properties are subject to, any material pending legal proceedings.
Item 1A. Risk Factors.
There have been no material changes from the risk factors set forth in our Annual Report on Form 10K as of and for the year ended December 31, 2011, except for the items described below.
Distributions paid from sources other than our cash flow from operations, particularly from proceeds of our offering, will result in us having fewer funds available for the acquisition of properties and other real estate-related investments and may dilute your interests in us, which may adversely affect our ability to fund future distributions with cash flow from operations and may adversely affect your overall return.
For the three months ended March 31, 2012, our distributions paid of $1.0 million was funded from $0.5 million of cash flow provided by operations and $0.5 million of common stock issued under the DRIP / offering proceeds. Additionally, we may in the future pay distributions from sources other than from our cash flow from operations.
Until we acquire additional properties or other real estate-related investments, we may not generate sufficient cash flow from operations to pay distributions. Our inability to acquire additional properties or other real estate-related investments may result in a lower return on your investment than you expect. If we have not generated sufficient cash flow from our operations and other sources, such as from borrowings, the sale of additional securities, advances from our Advisor, and/or our Advisor’s deferral, suspension and/or waiver of its fees and expense reimbursements, to fund distributions, we may use the proceeds from our offering. Moreover, our board of directors may change our distribution policy, in its sole discretion, at any time. Distributions made from offering proceeds are a return of capital to stockholders, from which we will have already paid offering expenses in connection with our offering. We have not established any limit on the amount of proceeds from this offering that may be used to fund distributions, except that, in accordance with our organizational documents and Maryland law, we may not make distributions that would: (1) cause us to be unable to pay our debts as they become due in the usual course of business; (2) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences, if any; or (3) jeopardize our ability to qualify as a REIT.
If we fund distributions from the proceeds of our offering, we will have less funds available for acquiring properties or other real estate-related investments. As a result, the return you realize on your investment may be reduced. Funding distributions from borrowings could restrict the amount we can borrow for investments, which may affect our profitability. Funding distributions with the sale of assets or the proceeds of our offering may affect our ability to generate cash flows. Funding distributions from the sale of additional securities could dilute your interest in us if we sell shares of our common stock or securities convertible or exercisable into shares of our common stock to third party investors. Payment of distributions from the mentioned sources could restrict our ability to generate sufficient cash flow from operations, affect our profitability and/or affect the distributions payable to you upon a liquidity event, any or all of which may have an adverse effect on your investment.
If any of our public communication are held to be in violation of federal securities laws relating to public communications, we could be subject to potential liability. Investors in our IPO should rely only on the statements made in our Registration Statement, as supplemented to date, in determining whether to purchase shares of our common stock.
 From time to time, we or our representatives make public statements relating to our business and its prospects. Such communications are subject to federal securities laws.  If any of our public communications are held by a court to be in violation of Section 5 of the Securities Act of 1933, as amended (the "Securities Act") and a claim for damages is brought against us in connection therewith by one or more of our stockholders that purchased shares of our common stock on the basis of such communications before receiving a copy of our prospectus, as supplemented to date, and potentially other stockholders, we could be subject to liability in connection with the shares we sold such persons during such period.  Such stockholders would have a period of 12 months following the date of any violation determined by a court to have occurred to bring a Section 5 claim. Our liability in a Section 5 claim could include statutory interest from the date of such stockholder's purchase, in addition to possibly other damages determined by a court. In the event that any of our communications are claimed to have been made in violation of Section 5 of the Securities Act, we expect that we would vigorously contest such claim. Nevertheless, we could not give any assurance as to any court's ultimate determination with respect to any such claim. Accordingly, there is a risk that we could be subject to potential liability with respect to any Section 5 claim brought against us, and such liability may adversely affect our operating results or financial position.

We have a limited operating history and have no established financing sources, and the prior performance of other real estate investment programs sponsored by affiliates of our Advisor may not be an indication of our future results.
We have a limited operating history and you should not rely upon the past performance of other real estate investment programs sponsored by affiliates of our Advisor to predict our future results. We were incorporated in October 6, 2009. As of March 31, 2012, we have acquired only ten properties and do not otherwise have any operations or independent financing. The recent real estate experience of Messrs. Schorsch, Weil and Happel principally has focused on triple-net leasing rather than the active operation of real estate properties. Accordingly, the prior performance of real estate investment programs sponsored by affiliates of Messrs. Schorsch and Kahane and our Advisor may not be indicative of our future results.
Moreover, neither our Advisor nor we have any established financing sources other than the proceeds from ours offering. Presently, both we and our Advisor have been funded by capital contributions or advances from American Realty Capital III, LLC, a company which is directly or indirectly controlled by Mr. Schorsch and Mr. Kahane, by proceeds from this offering, and by loans from unaffiliated entities. If our capital resources, or those of our Advisor, are insufficient to support our operations, we will not be successful.
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
Our success depends to a significant degree upon the contributions of certain of our executive officers and other key personnel of our Advisor, including Nicholas S. Schorsch and Edward M. Weil, Jr., each of whom would be difficult to replace. Our Advisor does not have an employment agreement with any of these key personnel and we cannot guarantee that all, or any particular one, will remain affiliated with us and/or Advisor. If any of our key personnel were to cease their affiliation with our Advisor, our operating results could suffer. Further, we do not intend to separately maintain key person life insurance on Messrs. Schorsch or Weil or any other person. We believe that our future success depends, in large part, upon our Advisor’s ability to hire and retain highly skilled managerial, operational and marketing personnel. Competition for such personnel is intense, and we cannot assure you that our Advisor will be successful in attracting and retaining such skilled personnel. If our Advisor loses or is unable to obtain the services of key personnel, our ability to implement our investment strategies could be delayed or hindered, and the value of your investment may decline.

The management of multiple REITs, especially REITs in the development stage, by our executive officers and officers of our Advisor may significantly reduce the amount of time our executive officers and officers of our Advisor are able to spend on activities related to us and may cause other conflicts of interest, which may cause our operating results to suffer.
Our executive officers and officers of our Advisor are part of the senior management or are key personnel of the eight other American Realty Capital-sponsored REITs and their advisors. Seven of the American Realty Capital-sponsored REITs, including us and Phillips Edison — ARC Shopping Center REIT, Inc., or PE-ARC, American Realty Capital Healthcare Trust, Inc., or ARC HT, American Realty Capital — Retail Centers of America, Inc., or ARC RCA, American Realty Capital Daily Net Asset Value Trust, Inc., or ARC Daily NAV, American Realty Capital Trust III, Inc., or ARCT III, American Realty Capital Global Daily Net Asset Value Trust, Inc., American Realty Capital Global Daily Net Asset Value Trust, Inc., or ARC Global DNAV, have registration statements that currently are offering securities in the aggregate of approximately $9.0 billion. American Realty Capital Trust IV, Inc., or ARCT IV, has a registration statement that is not yet effective and is in the development phase. In addition, American Realty Capital Trust, Inc., or ARCT, completed its public offering of common stock in December 2011 for gross proceeds of approximately $1.7 billion. American Realty Capital Properties, Inc., or ARCP, which currently trades on NASDAQ Capital Market under the symbol “ARCP,” completed its initial public offering of common stock for gross proceeds of approximately $69.8 million. As a result, such REITs will have concurrent and/or overlapping fundraising, acquisition, operational and disposition and liquidation phases as us, which may cause conflicts of interest to arise throughout the life of our company with respect to, among other things, finding investors, locating and acquiring properties, entering into leases and disposing of properties. Additionally, based on our Sponsor’s experience, a significantly greater time commitment is required of senior management during the development stage when the REIT is being organized, funds are initially being raised and funds are initially being invested, and less time is required as additional funds are raised and the offering matures. The conflicts of interest each of our executive officers and each officer of our Advisor will face may delay our fund raising and investment of our proceeds due to the competing time demands and generally cause our operating results to suffer. Officers of any service provider may face similar conflicts of interest should they be involved with the management of multiple REITs, and especially REITs in the developmental stage.
We will compete for investors with other programs of our Sponsor, which could adversely affect the amount of capital we have to invest.
The American Realty Capital group of companies is currently the sponsor of eight other public offerings of non-traded REIT shares and a public offering of shares for a REIT that has been approved for listing on The NASDAQ Capital Market, the majority of which offerings will be ongoing during a significant portion of our offering period. These programs all have filed registration statements for the offering of common stock and either are or intend to elect to be taxed as REITs. Except for ARCT, whose offering was fully subscribed as of July 5, 2011, the offerings are taking place concurrently with our offering, and our Sponsor is likely to sponsor other offerings during our offering period. Our Dealer Manager is the dealer manager for these other offerings. We will compete for investors with these other programs, and the overlap of these offerings with our offering could adversely affect our ability to raise all the capital we seek in this offering, the timing of sales of our shares and the amount of proceeds we have to spend on real estate investments.
Our officers and directors face conflicts of interest related to the positions they hold with affiliated entities, which could hinder our ability to successfully implement our business strategy and to generate returns to you.
Certain of our executive officers, including Nicholas S. Schorsch, who also serves as the chairman of our board of directors, and Edward M. Weil, Jr., president, treasurer and secretary, also are officers of our Advisor, our Property Manager, our Dealer Manager and other affiliated entities, including the other real estate programs sponsored by ARC. As a result, these individuals owe fiduciary duties to these other entities and their stockholders and limited partners, which fiduciary duties may conflict with the duties that they owe to us and our stockholders. Their loyalties to these other entities could result in actions or inactions that are detrimental to our business, which could harm the implementation of our business strategy and our investment and leasing opportunities. Conflicts with our business and interests are most likely to arise from involvement in activities related to (a) allocation of new investments and management time and services between us and the other entities, (b) our purchase of properties from, or sale of properties, to affiliated entities, (c) the timing and terms of the investment in or sale of an asset, (d) development of our properties by affiliates, (e) investments with affiliates of our Advisor, (f) compensation to our Advisor, and (g) our relationship with our Dealer Manager and Property Manager. If we do not successfully implement our business strategy, we may be unable to generate cash needed to make distributions to you and to maintain or increase the value of our assets. If these individuals act in a manner that is detrimental to our business or favor one entity over another, they may be subject to liability for breach of fiduciary duty.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of Registered Securities.
We did not sell any equity securities that were not registered under the Securities Act during the three months ended March 31, 2012.
On September 2, 2010, we commenced our IPO on a “reasonable best efforts” basis of up to 150.0 million shares of common stock at a price of $10.00 per share, subject to certain volume and other discounts, pursuant to the Registration Statement filed with the SEC under the Securities Act. The Registration Statement also covers up to 25.0 million shares available pursuant to a DRIP under which our common stockholders may elect to have their distributions reinvested in additional shares of our common stock at the greater of $9.50 per share or 95% of the estimated value of a share of common stock. As of March 31, 2012, we had 8.8 million shares of common stock outstanding, including unvested restricted shares, converted shares of convertible preferred stock and shares issued under the DRIP. As of March 31, 2012, we had received common stock proceeds of $66.9 million from the sale of 6.7 million shares of common stock, excluding DRIP and net of redemptions.
The following table reflects the offering costs associated with the issuance of common stock.

Three Months Ended
(In thousands)	March 31, 2012
Selling commissions and dealer manager fees	$2,093
Other organization and offering costs	848
Reimbursement from Advisor (1)	(4,658)
Total offering costs	$(1,717)
__________________
(1) The Advisor elected to reimburse our offering costs in excess of 15% of proceeds from the sale of common stock. At March 31, 2012, we had a receivable from the Advisor of $4.7 million related to this reimbursement which was received in April 2012.
The Dealer Manager reallowed the selling commissions and a portion of the dealer manager fees to participating broker-dealers. The following table details the selling commissions incurred and reallowed related to the sale of shares of common stock.

Three Months Ended
(In thousands)	March 31, 2012
Total commissions paid to the Dealer Manager	$2,093
Less:
Commissions to participating brokers	(1,406)
Reallowance to participating broker dealers	(203)
Net to the Dealer Manager	$484
As of March 31, 2012, we have incurred $14.0 million of cumulative offering costs in connection with the issuance and distribution of common and preferred securities. The Advisor elected to cap cumulative offering costs incurred by the Company, net of unpaid amounts, to 15% of gross offering proceeds during the offering period. As of March 31, 2012, the Company had a receivable from the Advisor of $4.7 million related to this reimbursement which was paid in April 2012.
Cumulative offering costs include $6.6 million incurred from our Dealer Manager and a $0.1 million net reimbursement from our Advisor due to the receivable related to the 15% cap policy on total offering costs. As of March 31, 2012, we have incurred $10.9 million of cumulative offering costs in connection with the issuance and distribution of common stock and received net offering proceeds of $56.0 million from the sale of common stock.
We expect to use substantially all of the net proceeds from our IPO to primarily acquire high quality, income-producing commercial real estate in the New York metropolitan area, and, in particular, properties located in New York City, with a focus on office and retail properties. We may also originate or acquire first mortgage loans secured by real estate.  As of March 31, 2012, we have used the net proceeds from our IPO and debt financing to purchase 10 properties with an aggregate purchase price of $144.9 million.
During the three months ended March 31, 2012, there were 11,319 shares of common stock for $0.1 million repurchased or accrued to be repurchased due to the death of a stockholder at $10.00 per share.

Item 3. Defaults Upon Senior Securities.
 None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.
Item 6. Exhibits.
The exhibits listed on the Exhibit Index (following the signatures section of this report) are included, or incorporated by reference, in this Quarterly Report on Form 10-Q.

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
Brian S. Block
Executive Vice President, Chief Financial Officer (Principal Financial Officer)

Date: May 10, 2012

EXHIBIT INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
10.42	Credit Agreement, among New York Recovery Operating Partnership, L.P., the lenders party thereto, and Capital One, National Association, dated March 30, 2012
10.43	Promissory Note, given by New York Recovery Operating Partnership, L.P., to Capital One, National Association, dated March 30, 2012
10.44	Guaranty made by American Realty Capital New York Recovery REIT, Inc. and the subsidiary guarantors thereto, in favor of Capital One, National Association, dated March 30, 2012
10.45	Real Estate Sale Contract between Extell Orion Holdings LLC and American Realty Capital III, LLC, dated as of February 21, 2012
10.46
Purchase and Sale Agreement, between 1100 — 1114 Kings Highway LLC, 2067 — 2073 Coney Island Avenue LLC, 2091 — 2097 Coney Island Avenue LLC and American Realty Capital III, LLC, dated as of March 7, 2012

10.47
Second Amendment to Second Amended and Restated Advisory Agreement among American Realty Capital New York Recovery REIT, Inc., New York Recovery Operating Partnership, L.P., and New York Recovery Advisors, LLC, dated as of April 30, 2012

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
32
Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
XBRL (eXtensible Business Reporting Language). The following materials from American Realty Capital New York Recovery REIT, Inc.'s Quarterly Report on Form 10-Q for the three months ended March 31, 2012, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this information in furnished and not filed for purpose of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934