Form 10-Q
period 2012-06-30
AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT INC
filed 2012-08-07
CIK 1474464

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of July 31, 2012, the registrant had 13,015,198 shares of common stock, $0.01 par value per share, outstanding.

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)

	June 30,	December 31,
	2012	2011
ASSETS	(Unaudited)
Real estate investments, at cost:
Land	$35,551	$18,439
Buildings, fixtures and improvements	134,596	96,596
Acquired intangible lease assets	15,848	10,591
Total real estate investments, at cost	185,995	125,626
Less accumulated depreciation and amortization	(7,525)	(4,175)
Total real estate investments, net	178,470	121,451
Cash and cash equivalents	2,389	10,222
Restricted cash	606	179
Due from affiliate, net	483	358
Prepaid expenses and other assets	3,786	1,856
Deferred costs, net	4,056	2,898
Total assets	$189,790	$136,964
LIABILITIES AND EQUITY
Mortgage notes payable	$75,035	$75,250
Revolving credit facility	22,500	—
Notes payable	—	5,933
Below-market lease liabilities, net	4,135	1,579
Derivatives, at fair value	479	204
Accounts payable and accrued expenses	2,779	2,293
Deferred rent and other liabilities	534	227
Distributions payable	585	287
Total liabilities	106,047	85,773
Preferred stock, $0.01 par value; 40,866,376 shares authorized, none issued and outstanding	—	—
Convertible preferred stock, $0.01 par value, 9,133,624 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 300,000,000 shares authorized, 11,930,819 and 6,658,903 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	119	67
Additional paid-in capital	96,289	47,786
Accumulated other comprehensive loss	(476)	(201)
Accumulated deficit	(13,086)	(8,597)
Total stockholders’ equity	82,846	39,055
Non-controlling interests	897	12,136
Total equity	83,743	51,191
Total liabilities and equity	$189,790	$136,964

The accompanying notes are an integral part of these financial statements

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
Rental income	$3,450	$1,559	$5,999	$3,109
Operating expense reimbursements	182	164	358	304
Total revenues	3,632	1,723	6,357	3,413
Operating expenses:
Property operating	533	309	850	711
Operating fees to affiliates	—	—	—	—
Acquisition and transaction related	1,127	411	1,642	411
General and administrative	70	58	81	96
Depreciation and amortization	1,941	995	3,366	1,878
Total operating expenses	3,671	1,773	5,939	3,096
Operating income (loss)	(39)	(50)	418	317
Other income (expenses):
Interest expense	(1,115)	(706)	(2,166)	(1,366)
Interest income	—	1	—	1
Loss on derivative instrument	—	—	(1)	—
Total other expenses	(1,115)	(705)	(2,167)	(1,365)
Net loss	(1,154)	(755)	(1,749)	(1,048)
Net loss (income) attributable to non-controlling interests	6	(55)	(18)	(102)
Net loss attributable to stockholders	$(1,148)	$(810)	$(1,767)	$(1,150)

Other comprehensive loss:
Designated derivative, fair value adjustment	(277)	—	(275)	—
Comprehensive loss	$(1,425)	$(810)	$(2,042)	$(1,150)

Basic and diluted weighted average common shares outstanding	10,497,092	1,273,624	8,993,841	910,491
Basic and diluted net loss per share attributable to stockholders	$(0.11)	$(0.91)	$(0.20)	$(2.03)

The accompanying notes are an integral part of these financial statements

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
Six Months Ended June 30, 2012
(In thousands, except share data)
(Unaudited)

	Common Stock			Accumulated Other Comprehensive Loss
	Number of Shares	Par Value	Additional Paid-In Capital		Accumulated Deficit	Stockholders’ Equity	Non- controlling Interests	Total Equity
Balance, December 31, 2011	6,658,903	$67	$47,786	$(201)	$(8,597)	$39,055	$12,136	$51,191
Issuance of common stock	5,157,509	51	51,121	—	—	51,172	—	51,172
Common stock offering costs, commissions and dealer manager fees net of reimbursements	—	—	(2,439)	—	—	(2,439)	—	(2,439)
Common stock issued though distribution reinvestment plan	121,236	1	1,150	—	—	1,151	—	1,151
Common stock repurchases	(16,440)	—	(161)	—	—	(161)	—	(161)
Share-based compensation	9,611	—	5	—	—	5	—	5
Amortization of restricted stock	—	—	16	—	—	16	—	16
Increase in interest in Bleecker Street	—	—	(1,189)	—	—	(1,189)	(10,811)	(12,000)
Distributions to non-controlling interest holders	—	—	—	—	—	—	(446)	(446)
Income allocated to non-controlling interest holders	—	—	—	—	—	—	18	18
Distributions declared	—	—	—	—	(2,722)	(2,722)	—	(2,722)
Net loss	—	—	—	—	(1,767)	(1,767)	—	(1,767)
Other comprehensive loss	—	—	—	(275)	—	(275)	—	(275)
Balance, June 30, 2012	11,930,819	$119	$96,289	$(476)	$(13,086)	$82,846	$897	$83,743

The accompanying notes are an integral part of this financial statement

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net loss attributable to stockholders	$(1,767)	$(1,150)
Adjustments to reconcile net loss attributable to stockholders to net cash provided by operating activities:
Depreciation	2,677	1,078
Amortization of intangibles	689	800
Amortization of deferred financing costs	338	168
Accretion of below-market lease liabilities and amortization of above-market lease assets, net	(192)	(116)
Net income attributable to non-controlling interests	18	102
Share-based compensation	21	9
Changes in assets and liabilities:
Prepaid expenses and other assets	(1,016)	(246)
Accounts payable and accrued expenses	145	(188)
Deferred rent and other liabilities	307	(45)
Net cash provided by operating activities	1,220	412
Cash flows from investing activities:
Investment in real estate and other assets	(56,896)	(5,317)
Deposits for investments in real estate	—	(701)
Capital expenditures	(184)	(57)
Net cash used in investing activities	(57,080)	(6,075)
Cash flows from financing activities:
Payments on notes payable	(5,933)	—
Payments on mortgage notes payable	(215)	(143)
Proceeds from revolving credit facility	28,500	—
Payments on revolving credit facility	(6,000)	—
Proceeds from issuance of common stock	50,073	13,061
Repurchases of common stock	(138)	—
Payments of offering costs and fees related to stock issuances	(7,314)	(3,394)
Payments of deferred financing costs	(1,333)	(282)
Distributions paid	(1,273)	(843)
Proceeds from affiliate	4,533	218
Distributions to non-controlling interest holders	(446)	(453)
Payments to non-controlling interest holder	(12,000)	—
Restricted cash	(427)	(125)
Net cash provided by financing activities	48,027	8,039
Net increase (decrease) in cash and cash equivalents	(7,833)	2,376
Cash and cash equivalents, beginning of period	10,222	349
Cash and cash equivalents, end of period	$2,389	$2,725

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2012	2011
Supplemental Disclosures:
Cash paid for interest	$1,805	$1,221
Cash paid for income taxes	14	4
Non-Cash Investing and Financing Activities:
Mortgage notes payable used to acquire investments in real estate	$—	$6,250
Common stock issued through distribution reinvestment plan	1,151	68

The accompanying notes are an integral part of these financial statements

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
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
As of June 30, 2012, the Company had 11.9 million shares of common stock outstanding, including unvested restricted shares, converted shares of convertible preferred stock (the “Preferred Shares”) and shares issued under the DRIP. As of June 30, 2012, the Company had received total proceeds from the IPO, including shares issued under the DRIP, of $98.6 million from the sale of 9.9 million shares of common stock.  In addition, the Company sold 2.0 million Preferred Shares for gross proceeds of $17.0 million in a private placement pursuant to Rule 506 of Regulation D of the Securities Act (the “Preferred Offering”), which terminated on September 2, 2010, the effective date of the Registration Statement. On December 15, 2011, the Company exercised its option to convert the Preferred Shares into 2.0 million shares of common stock on a one-for-one basis. As of June 30, 2012, the aggregate value of all issuances and subscriptions of common stock outstanding was $119.0 million based on a per share value of $10.00 (or $9.50 for shares issued under the DRIP).
The Company was formed to acquire high quality, income-producing commercial real estate in the New York metropolitan area, and, in particular, properties located in New York City, with a focus on office and retail properties. All such properties may be acquired and operated by the Company alone or jointly with another party. The Company may also originate or acquire first mortgage loans secured by real estate.  The Company purchased its first property and commenced active operations in June 2010.  As of June 30, 2012, the Company owned 11 properties consisting of 253,025 rentable square feet, which were 97.6% leased on a weighted average basis with a weighted average remaining lease term of 10.4 years.
 Substantially all of the Company’s business is conducted through New York Recovery Operating Partnership, L.P. (the “OP”), a Delaware limited partnership. New York Recovery Advisors, LLC (the “Advisor”) is the Company’s affiliated advisor.  The Company is the sole general partner and holds substantially all of the units of limited partner interests in the OP ("OP units"). The Advisor holds 200 units of limited partner interest in the OP, which represents a nominal percentage of the aggregate OP ownership. A holder of OP units has the right to convert OP units for the cash value of a corresponding number of shares of common stock or, at the Company’s option, a corresponding number of shares of common stock. The remaining rights of the holders of OP units are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP’s assets.
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
Note 2 — Summary of Significant Accounting Policies
The accompanying consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to this Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results for the entire year or any subsequent interim period.

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(Unaudited)

These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of, and for the year ended December 31, 2011, which are included in the Company's Annual Report on Form 10-K filed with the SEC on February 29, 2012. There have been no significant changes to the Company's significant accounting policies during the six months ended June 30, 2012, other than the updates described below.
Recent Accounting Pronouncements
In May 2011, the Financial Accounting Standards Board (the "FASB") issued guidance that expands the existing disclosure requirements for fair value measurements, primarily for Level 3 measurements, which are measurements based on unobservable inputs such as the Company's own data. This guidance is largely consistent with current fair value measurement principles with few exceptions that do not result in a change in general practice. The guidance was applied prospectively and was effective for interim and annual reporting periods beginning after December 15, 2011. The adoption of this guidance did not have a material impact on the Company's financial position or results of operations as the guidance relates only to disclosure requirements.
In June 2011, the FASB issued guidance requiring entities to present items of net income and other comprehensive income either in one continuous statement - referred to as the statement of comprehensive income - or in two separate, but consecutive, statements of net income and other comprehensive income. The new guidance does not change which components of comprehensive income are recognized in net income or other comprehensive income, or when an item of other comprehensive income must be reclassified to net income. In December 2011, the FASB deferred certain provisions of this guidance related to the presentation of certain reclassification adjustments out of accumulated other comprehensive income, by component in both the statement and the statement where the reclassification is presented. This guidance was applied prospectively and was effective for interim and annual periods beginning after December 15, 2011. The adoption of this guidance did not have a material impact on the Company's financial position or results of operations but changed the location of the presentation of other comprehensive income to more closely associate the disclosure with net income.
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
In December 2011, the FASB issued guidance regarding disclosures about offsetting assets and liabilities, which requires entities to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The guidance is effective for fiscal years and interim periods beginning on or after January 1, 2013, with retrospective application for all comparative periods presented. The adoption of this guidance, which is related to disclosure only, is not expected to have a material impact on the Company's consolidated financial position or results of operations.

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(Unaudited)

Note 3 — Real Estate Investments
 The following table presents the allocation of the assets acquired and liabilities assumed during the six months ended June 30, 2012 and 2011:

	Six Months Ended June 30,
(Dollar amounts in thousands)	2012	2011
Real estate investments, at cost:
Land	$17,112	$2,753
Buildings, fixtures and improvements	37,816	7,390
Total tangible assets	54,928	10,143
Acquired intangibles:
In-place leases	5,257	1,424
Below-market lease liabilities	(2,758)	—
Total acquired intangibles	2,499	1,424
Total assets acquired, net	57,427	11,567
Mortgage notes payable used to acquire investments in real estate	—	(6,250)
Other liabilities assumed	(531)	—
Cash paid for acquired real estate investments	$56,896	$5,317
Number of properties purchased	2	2

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(Unaudited)

 The Company acquires and operates commercial properties. All such properties may be acquired and operated by the Company alone or jointly with another party.  Buildings, fixtures and improvements include $17.1 million, comprised of $14.7 million and $2.4 million provisionally assigned to buildings and fixtures, respectively, pending receipt of the final cost segregation analysis on such assets being prepared by a third party consultant. The Company’s portfolio of real estate properties is comprised of the following properties as of June 30, 2012:

Portfolio Property	Acquisition Date	Number of Properties	RentableSquare Feet	Occupancy	Remaining Lease Term (1)	Annualized Net Operating Income (2)	Base Purchase Price (3)	Capitalization Rate (4)	Annualized Rental Income (5) per RentedSquare Foot
						(In thousands)	(In thousands)
Interior Design Building	Jun. 2010	1	81,082	92.7%	3.8	$1,896	$32,250	5.9%	$39.75
Bleecker Street (6)	Dec. 2010	3	9,724	100.0%	7.7	2,455	34,000	7.2%	262.65
Foot Locker	Apr. 2011	1	6,118	100.0%	13.6	455	6,167	7.4%	74.37
Regal Parking Garage	Jun. 2011	1	12,856	100.0%	22.1	405	5,400	7.5%	31.50
Duane Reade	Oct. 2011	1	9,767	100.0%	16.3	960	14,000	6.9%	98.29
Washington Street Portfolio	Nov. 2011	1	22,306	100.0%	13.0	943	9,860	9.6%	47.34
One Jackson Square	Nov. 2011	1	7,080	100.0%	15.0	1,631	22,500	7.2%	236.16
Portfolio, December 31, 2011		9	148,933	96.0%	10.0	8,745	124,177	7.0%	70.56

42nd Street	Mar. 2012	1	42,774	100.0%	14.2	1,608	20,700	7.8%	41.73
Kings Highway	May 2012	1	61,318	100.0%	9.3	2,375	36,727	6.5%	41.52
2012 Acquisitions		2	104,092	100.0%	11.3	3,983	57,427	6.9%	41.61
Portfolio, June 30, 2012		11	253,025	97.6%	10.4	$12,728	$181,604	7.0%	$58.36
______________________________

(1)	Remaining lease term in years as of June 30, 2012, calculated on a weighted-average basis.

(2)
Annualized net operating income for the three months ended June 30, 2012 or since acquisition date.  Net operating income is rental income on a straight-line basis, which includes tenant concessions such as free rent, as applicable, plus operating expense reimbursement revenue less property operating expenses.

(3)	Contract purchase price, excluding acquisition related costs.

(4)	Net operating income divided by base purchase price.

(5)	Annualized rental income as of June 30, 2012 for the in-place leases in the property portfolio on a straight-line basis, which includes tenant concessions such as free rent, as applicable.

(6)
Non-controlling interest holders contributed $13.0 million to purchase this portfolio. The Company redeemed $12.0 million of an affiliate's non-controlling interest during three months ended June 30, 2012.

The following table presents pro forma information as if the acquisitions during the six months ended June 30, 2012, had been consummated on January 1, 2011:

	Six Months Ended June 30,
(In thousands)	2012	2011
Pro forma revenues	$7,667	$5,706
Pro forma net income (loss) attributable to stockholders	$439	$(1,826)

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(Unaudited)

The following table presents future minimum base rent cash payments due to the Company subsequent to June 30, 2012.  These amounts exclude contingent rental payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes among other items.

(In thousands)	Future Minimum Base Rent Payments
July 1, 2012 — December 31, 2012	$7,569
2013	13,193
2014	13,154
2015	12,847
2016	12,530
Thereafter	91,897
$151,190

The following table lists the tenants whose annualized rental income on a straight-line basis represented greater than 10% of total annualized rental income for all portfolio properties on a straight-line basis as of June 30, 2012 and 2011:

		June 30,
Property Portfolio	Tenant	2012	2011
Bleecker Street	Burberry Limited	*	16.9%
Bleecker Street	Michael Kors Stores, LLC	*	10.2%
_____________________
* Tenant’s annualized rental income on a straight-line basis was not greater than 10% of total annualized rental income for all portfolio properties as of the period specified.
The termination, delinquency or non-renewal of the above tenants may have a material adverse effect on revenues as of June 30, 2012. No other tenant represents more than 10% of annualized rental income as of June 30, 2012 and 2011.
Note 4 — Revolving Credit Facility
On March 30, 2012, the Company entered into a senior unsecured revolving credit facility in the amount of $40 million with Capital One, National Association. The credit facility contains an “accordion” feature to allow the Company, under certain circumstances, to increase the aggregate commitments under the revolving credit facility to a maximum of $150 million. The credit facility has a term of 36 months, subject to the Company’s right to a 12-month extension. The credit facility generally bears interest at a floating rate equal to LIBOR plus 2.50%, subject to adjustment as set forth in the credit agreement, and includes an unused fee per annum of 0.3% and 0.2%, if the unused balance of the facility exceeds or is less than 50% of the available facility, respectively. The outstanding balance on the credit facility as of June 30, 2012 was $22.5 million and the unused borrowing capacity, based on the value of the borrowing base properties as of June 30, 2012, was $15.2 million.
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
The credit facility requires the Company to meet certain financial covenants, including the maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios) as well as the maintenance of a minimum net worth. As of June 30, 2012, the Company was in compliance with the debt covenants under the credit facility agreement.

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(Unaudited)

Note 5 — Notes Payable
To fund the acquisition of the Interior Design Building, the Company entered into note agreements totaling $8.9 million with two unaffiliated third party investors. The notes each had an annual interest rate of 9.0%. The repayment of the notes required a 1.0% exit fee based on the original note proceeds payable upon the maturities of the respective notes and were pre-payable at any time. In 2010, the terms of the notes were modified from a maturity date of January 1, 2011 to pay interest-only on a monthly basis and to repay the remaining principal balance upon maturity on June 30, 2012. The note holders had the option, but did not elect to demand payment of 50.0% of the principal balance on July 15, 2011.  As of December 31, 2011, $5.9 million of the notes payable was outstanding. The notes were repaid in full in April 2012.
Note 6 — Mortgage Notes Payable
 The Company’s mortgage notes payable as of June 30, 2012 and December 31, 2011 consist of the following:

		Outstanding Loan Amount
Portfolio	Encumbered Properties	June 30, 2012	December 31, 2011	Effective Interest Rate		Interest Rate	Maturity
		(In thousands)	(In thousands)
Interior Design Building	1	$21,126	$21,300	4.4%		Fixed	Dec. 2021
Bleecker Street	3	21,300	21,300	4.3%		Fixed	Dec. 2015
Foot Locker	1	3,250	3,250	4.6%		Fixed	Jun. 2016
Regal Parking Garage	1	3,000	3,000	4.5%		Fixed	Jul. 2016
Duane Reed	1	8,400	8,400	3.6%		Fixed	Nov. 2016
Washington Street Portfolio	1	4,959	5,000	4.4%		Fixed	Dec. 2021
One Jackson Square	1	13,000	13,000	3.4%	(1)	Fixed	Dec. 2016
	9	$75,035	$75,250	4.1%	(2)
______________________

(1)	Fixed through an interest rate swap agreement.

(2)	Calculated on a weighted average basis for all mortgages outstanding as of June 30, 2012.
The Company’s sources of secured financing generally require financial covenants, including restrictions on corporate guarantees, the maintenance of certain financial ratios (such as specified equity and debt service coverage ratios) as well as the maintenance of minimum net worth.  As of June 30, 2012 and December 31, 2011, the Company was in compliance with the debt covenants under the mortgage note agreements.
The following table summarizes the scheduled aggregate principal repayments subsequent to June 30, 2012:

(In thousands)	Future Minimum Principal Payments
July 1, 2012 — December 31, 2012	$219
2013	453
2014	473
2015	21,794
2016	28,167
Thereafter	23,929
Total	$75,035

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(Unaudited)

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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of June 30, 2012 and December 31, 2011, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
The valuation of derivative instruments is determined using a discounted cash flow analysis on the expected cash flows. This analysis reflects the contractual terms of the derivatives, including the period to maturity, as well as observable market-based inputs, including interest rate curves and implied volatilities. In addition, credit valuation adjustments are incorporated into the fair values to account for the Company’s potential nonperformance risk and the performance risk of the counterparties.
The following table presents information about the Company’s liabilities (including derivatives that are presented net) measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011, aggregated by the level in the fair value hierarchy within which those instruments fall:

(In thousands)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
June 30, 2012
Interest rate swaps	$—	$479	$—	$479
December 31, 2011
Interest rate swap	$—	$204	$—	$204
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets. There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the six months ended June 30, 2012.

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(Unaudited)

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

		Carrying Amount at	Fair Value at	Carrying Amount at	Fair Value at
(In thousands)	Level	June 30, 2012	June 30, 2012	December 31, 2011	December 31, 2011
Mortgage notes payable	3	$75,035	$75,055	$75,250	$75,249
Revolving credit facility	3	$22,500	$22,500	$—	$—
The fair value of the mortgage notes payable are estimated using a discounted cash flow analysis, based on the Advisor's experience with similar types of borrowing arrangements.
Note 8 — Derivatives and Hedging Activities
Risk Management Objective of Using Derivatives
The Company may use derivative financial instruments, including interest rate swaps, caps, options, floors and other interest rate derivative contracts, to hedge all or a portion of the interest rate risk associated with its borrowings. The principal objective of such arrangements is to minimize the risks and costs associated with the Company's operating and financial structure as well as to hedge specific anticipated transactions. The Company does not intend to utilize derivatives for speculative or other purposes other than interest rate risk management. The use of derivative financial instruments carries certain risks, including the risk that the counterparties to these contractual arrangements are not able to perform under the agreements. To mitigate this risk, the Company only enters into derivative financial instruments with counterparties with high credit ratings and with major financial institutions with which the Company and its affiliates may also have other financial relationships. The Company does not anticipate that any of the counterparties will fail to meet their obligations.
Cash Flow Hedges of Interest Rate Risk
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company may primarily use interest rate swaps and collars as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Interest rate collars designated as cash flow hedges involve the receipt of variable-rate amounts if interest rates rise above the cap strike rate on the contract and payments of variable-rate amounts if interest rates fall below the floor strike rate on the contract.
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Such derivatives are used to hedge the variable cash flows associated with variable-rate debt. The ineffective portion of the change in the fair value of the derivatives is recognized directly in earnings. During the six months ended June 30, 2012, the Company recorded less than $1,000 of hedge ineffectiveness in earnings due to a timing mismatch of the debt closing.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $0.3 million will be reclassified from other comprehensive income as an increase to interest expense.

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(Unaudited)

As of June 30, 2012 and December 31, 2011, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk. These derivatives relate to interest rate swap agreements to fix the variable-rate mortgages secured by the retail condominium units at One Jackson Square and the properties at Kings Highway. The variable-rate financing secured by the properties at Kings Highway was completed in July 2012.

	June 30, 2012		December 31, 2011
Interest Rate Derivative	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Interest rate swaps	2	$33,200	1	13,000
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheets as of June 30, 2012 and December 31, 2011:

(In thousands)	Balance Sheet Location	June 30, 2012	December 31, 2011
Derivatives designated as hedging instruments:
Interest rate swaps	Derivative, at fair value	$(479)	$(204)
Derivatives in Cash Flow Hedging Relationships
The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the three and six months ended June 30, 2012. The Company had no active derivative financial instruments during the three and six months ended June 30, 2011.

	Three Months Ended	Six Months Ended
(In thousands)	June 30, 2012	June 30, 2012
Amount of loss recognized in accumulated other comprehensive income from interest rate derivatives (effective portion)	$(315)	$(350)
Amount of gain (loss) reclassified from accumulated other comprehensive income into income as interest expense (effective portion)	$(38)	$(75)
Amount of gain (loss) recognized in income on derivative instruments (ineffective portion and amount excluded from effectiveness testing)	$—	$(1)
Derivative Not Designated as Hedges
Derivatives not designated as hedges are not speculative. These derivatives are used to manage the Company's exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements to be classified as hedging instruments. The Company does not have any hedging instruments that do not qualify for hedge accounting.
Credit-risk-related Contingent Features
The Company has agreements with its derivative counterparties that contain a provision whereby if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.
As of June 30, 2012, the fair value of derivatives in a net liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $0.5 million. As of June 30, 2012, the Company has not posted any collateral related to its agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at the aggregate termination value of $0.5 million at June 30, 2012.

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(Unaudited)

Note 9 — Common Stock
As of June 30, 2012 and December 31, 2011, the Company had 11.9 million and 6.7 million shares of common stock outstanding, respectively, including unvested restricted stock, converted Preferred Shares and shares issued under the DRIP. During the six months ended June 30, 2012, the Company sold 5.3 million shares of common stock for gross proceeds of $52.2 million including shares issued under the DRIP.
In September 2010, the Company’s board of directors authorized, and the Company declared, a distribution rate equal to $0.605 per annum per share of common stock, commencing December 1, 2010.  The distributions are paid by the fifth day following each month end to stockholders of record at the close of business each day during the prior month at a per share rate of $0.0016575342 per day. The board of directors may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distribution payments are not assured.
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
Note 11 — Related Party Transactions and Arrangements
New York Recovery Special Limited Partnership, LLC, an entity wholly owned by the Sponsor, owned 20,000 shares of the Company’s outstanding common stock as of June 30, 2012 and December 31, 2011.
Fees Paid in Connection with the Preferred Offering and the IPO
The Dealer Manager and the Sponsor receive fees and compensation in connection with the sale of the Company’s common stock in the IPO. The Dealer Manager receives a selling commission of up to 7.0% of gross offering proceeds before reallowance of commissions earned by participating broker-dealers. Alternatively, a participating broker-dealer may elect to receive a fee equal to 7.5% of gross proceeds from the sale of shares by such participating broker-dealer, with 2.5% thereof paid at the time of such sale and 1% thereof paid on each anniversary of the closing of such sale up to and including the fifth anniversary of the closing of such sale. In addition, the Dealer Manager receives up to 3.0% of the gross proceeds from the sale of common stock, before reallowance to participating broker-dealers, as a dealer-manager fee. The Dealer Manager may re-allow its dealer-manager fee to such participating broker-dealers, based on such factors as the volume of shares sold by respective participating broker-dealers and marketing support provided as compared to other participating broker-dealers. The following table details total selling commissions and dealer manager fees incurred from the Dealer Manager during the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2012	2011	2012	2011
Total commissions and fees incurred from Dealer Manager	$2,857	$705	$4,950	$1,219
 The Advisor and its affiliates receive compensation and reimbursement for services provided in connection with the IPO and Preferred Offering. All offering costs incurred by the Company or its affiliated entities on behalf of the Company are charged to additional paid-in capital on the accompanying balance sheets. The following table details offering costs reimbursements incurred from the Advisor and Dealer Manager during the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2012	2011	2012	2011
Fees and expense reimbursements incurred from the Advisor and Dealer Manager	$944	$336	$(3,179)	$1,158

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(Unaudited)

The Company is responsible for offering and related costs from its IPO up to a maximum of 1.5% of gross proceeds received from the IPO, excluding commissions and dealer manager fees, measured at the end of the IPO. Offering costs in excess of the 1.5% cap as of the end of the offering are the Advisor's responsibility. As of June 30, 2012, offering and related costs exceeded 1.5% of gross proceeds received from the IPO by $4.1 million. Commencing in the first quarter of 2012, the Advisor elected to cap cumulative offering costs incurred by the Company, net of unpaid amounts, to 15% of common stock proceeds during the offering period. To comply with this newly implemented policy, the Advisor reimbursed the Company for $4.7 million in cash of offering related costs during the six months ended June 30, 2012. As of June 30, 2012, cumulative offering costs were $15.1 million. Cumulative offering costs net of unpaid amounts, were less than the 15% threshold as of June 30, 2012.
The Company had accrued expenses payable to the Advisor and the Dealer Manager of $0.2 million and $0.2 million at June 30, 2012 and December 31, 2011, respectively, for services relating to the IPO and offering and other cost reimbursements paid on behalf of the Company.
Fees Paid in Connection With the Operations of the Company
The Advisor receives an acquisition fee of 1.0% of the contract purchase price of each acquired property and 1.0% of the amount advanced for a loan or other investment and is reimbursed for acquisition costs incurred in the process of acquiring assets in an amount estimated to be approximately 0.5% of the purchase price of each property and 0.5% of the amount advanced for a loan or other investment. In no event will the total of all acquisition fees and acquisition expenses (including any financing coordination fees) payable with respect to a particular investment exceed 4.5% of the contract purchase price of each property or 4.5% of the amount advanced for a loan or other investment.
The Company will pay the Advisor a monthly asset management fee equal to one-twelfth of 0.75% of the cost of the Company's assets (cost will include the purchase price, acquisition expenses, capital expenditures and other customarily capitalized costs, but will exclude acquisition fees); provided, however, that the asset management fee will be reduced by any amounts payable to the Property Manager as an oversight fee, such that the aggregate of the asset management fee and the oversight fee does not exceed 0.75% per annum of the cost of the Company's assets. This fee shall be payable, at the discretion of the Company’s board, in cash, common stock or restricted stock grants, or any combination thereof.  In addition, on a prospective basis, the Company’s board of directors, may elect to issue performance based common stock or restricted stock grants, or in any combination thereof in lieu of cash for any then unpaid amount of the asset management fee, in an amount not to exceed the limit for the asset management fee set forth in the advisory agreement.
Unless the Company contracts with a third party, the Company will pay the Property Manager a property management fee equal to 4.0% of gross revenues from the properties managed, plus market-based leasing commissions.  The Company will also reimburse the affiliate for property level expenses.  The Property Manager may subcontract the performance of its property management and leasing services duties to third parties and pay all or a portion of its 4.0% property management fee to the third parties with whom it contracts for these services. If the Company contracts directly with third parties for such services, the Company will pay them customary market fees and will pay the Property Manager an oversight fee equal to 1.0% of the gross revenues of the property managed.
If the Company’s Advisor provides services in connection with the origination or refinancing of any debt that the Company obtains and uses to finance properties or to make other permitted investments, or that is assumed, directly or indirectly, in connection with the acquisition of properties or other permitted investments, the Company will pay the Advisor a financing coordination fee equal to 0.75% of the amount available or outstanding under such financing or such assumed debt, subject to certain limitations.

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(Unaudited)

The following tables detail amounts incurred and amounts contractually due and forgiven in connection with the operations related services described above for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,
	2012		2011
(In thousands)	Incurred	Forgiven	Incurred	Forgiven
One-time fees and reimbursements:
Acquisition fees and related cost reimbursements	$566	$—	$191	$—
Financing coordination fees	—	—	47	—
Ongoing fees:
Asset management fees (1)	—	308	—	133
Property management and leasing fees	—	121	—	40
Total related party operational fees and reimbursements	$566	$429	$238	$173

	Six Months Ended June 30,
	2012		2011
(In thousands)	Incurred	Forgiven	Incurred	Forgiven
One-time fees and reimbursements:
Acquisition fees and related cost reimbursements	$902	$—	$191	$—
Financing coordination fees	300	—	47	—
Ongoing fees:				—
Asset management fees (1)	—	540	—	256
Property management and leasing fees	—	206	—	77
Total related party operational fees and reimbursements	$1,202	$746	$238	$333
___________________________________________

(1)
These cash fees have been waived.  The Company’s board of directors may elect, on a prospective basis, to pay asset management fees in the form of performance-based common stock or restricted stock grants, or any combination thereof.

The Company will reimburse the Advisor’s costs of providing administrative services, subject to the limitation that it will not reimburse the Advisor for any amount by which the Company's operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of (a) 2.0% of average invested assets and (b) 25.0% of net income other than any additions to reserves for depreciation, bad debt or other similar non cash reserves and excluding any gain from the sale of assets for that period.  Additionally, the Company will not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives a separate fee.  No reimbursement was incurred from the Advisor for providing administrative services for the six months ended June 30, 2012 or 2011.

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(Unaudited)

In order to improve operating cash flows and the ability to pay distributions from operating cash flows, the Advisor agreed to waive certain fees including asset management and property management fees. Because the Advisor waived certain fees, cash flow from operations that would have been paid to the Advisor was available to pay distributions to stockholders.  The fees that were forgiven are not deferrals and accordingly, will not be paid to the Advisor in cash. Additionally, to improve the Company’s working capital, the Advisor may elect to absorb a portion of the Company’s expenses. The following table details property operating and general and administrative expenses absorbed by the Advisor during the three and six months ended June 30, 2012 and 2011. These costs are presented net in the accompanying consolidated statements of operations and comprehensive loss.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2012	2011	2012	2011
Property operating expenses absorbed	$—	$—	$170	$—
General and administrative expenses absorbed	100	99	314	211
Total expenses absorbed	$100	$99	$484	$211
The Company had a receivable from affiliates of $0.5 million and $0.4 million at June 30, 2012 and December 31, 2011, respectively, related to absorbed property operating and general and administrative expenses.
The Advisor, at its election, may also contribute capital to enhance the Company’s cash position for working capital and distribution purposes.  Any contributed capital amounts are not reimbursable to the Advisor.  Further, any capital contributions are made without any corresponding issuance of shares of common or preferred stock of the Company. No contributions were made by the Advisor during the six months ended June 30, 2012. The Advisor elected to contribute $15,000 during the six months ended June 30, 2011.
As the Company’s real estate portfolio matures, the Company expects cash flows from operations (reported in accordance with GAAP) to cover a more significant portion of distributions and over time to cover the entire distribution. As the cash flows from operations become more significant, the Advisor and Property Manager may discontinue their past practice of absorbing costs and forgiving fees and may charge the full fee owed to them in accordance with the Company’s agreements with them.
Fees Paid in Connection with the Liquidation or Listing of the Company’s Real Estate Assets
 For substantial assistance in connection with the sale of properties, the Company will pay the Advisor a real estate commission, not to exceed the lesser of 2.0% of the contract sale price of the property and one-half of the total brokerage commission paid if a third party broker is also involved; provided, however that in no event may the real estate commissions paid to the Advisor, its affiliates and unaffiliated third parties exceed the lesser of 6.0% of the contract sales price and a real estate commission that is reasonable, customary and competitive in light of the size, type and location of the property. No such fees were incurred or paid for the three and six months ended June 30, 2012 or 2011.
The Advisor will receive from time to time, when available, a subordinated participation in the net sales proceeds from the sale of real estate assets of 15.0% of the remaining net sale proceeds after return of capital contributions plus payment to investors of an annual 6.0% cumulative, pre-tax non-compounded return on the capital contributed by investors.  No such amounts were incurred or paid for the three and six months ended June 30, 2012 or 2011.
Upon listing the Company's stock, the Advisor will receive a non-interest bearing promissory note equal to 15.0% of the amount by which the sum of the Company's adjusted market value plus distributions exceeds the sum of the aggregate capital contributed by investors plus an amount equal to an annual 6.0% cumulative, pre-tax non-compounded return to investors. No such amounts were incurred or paid for the three and six months ended June 30, 2012 and 2011.
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
June 30, 2012
(Unaudited)

 As a result of these relationships, the Company is dependent upon the Advisor and its affiliates. In the event that these companies are unable to provide the Company with the respective services, the Company will be required to find alternative providers of these services.
Note 13 — Share-Based Compensation
Stock Option Plan
 The Company has a stock option plan (the “Plan”) which authorizes the grant of nonqualified stock options to the Company’s independent directors, officers, advisors, consultants and other personnel, subject to the absolute discretion of the board of directors and the applicable limitations of the Plan. The exercise price for all stock options granted under the Plan will be fixed at $10.00 per share until the termination of the IPO, and thereafter the exercise price for stock options granted to the independent directors will be equal to the fair market value of a share on the last business day preceding the annual meeting of stockholders. Upon a change in control, unvested options will become fully vested and any performance conditions imposed with respect to the option will be deemed to be fully achieved.  A total of 0.5 million shares have been authorized and reserved for issuance under the Plan. As of June 30, 2012 and December 31, 2011, no stock options were issued under the Plan.
Restricted Share Plan
 The Company has an employee and director incentive restricted share plan (the “RSP”) that provides for the automatic grant of 3,000 restricted shares of common stock to each of the independent directors, without any further action by the Company’s board of directors or the stockholders, on the date of initial election to the board of directors and on the date of each annual stockholder’s meeting. Restricted stock issued to independent directors will vest over a five-year period following the first anniversary of the date of grant in increments of 20% per annum. The RSP provides the Company with the ability to grant awards of restricted shares to the Company’s directors, officers and employees (if the Company ever has employees), employees of the Advisor and its affiliates, employees of entities that provide services to the Company, directors of the Advisor or of entities that provide services to the Company, certain consultants to the Company and the Advisor and its affiliates or to entities that provide services to the Company.  The total number of shares of common stock granted under the RSP shall not exceed 5.0% of the Company’s outstanding shares on a fully diluted basis at any time, and in any event will not exceed 7.5 million shares (as such number may be adjusted for stock splits, stock dividends, combinations and similar events).
Restricted share awards entitle the recipient to receive shares of common stock from the Company under terms that provide for vesting over a specified period of time or upon attainment of pre-established performance objectives. Such awards would typically be forfeited with respect to the unvested shares upon the termination of the recipient’s employment or other relationship with the Company. Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of restricted shares may receive cash distributions prior to the time that the restrictions on the restricted shares have lapsed. Any distributions payable in common shares shall be subject to the same restrictions as the underlying restricted shares. The following table displays restricted share award activity during the six months ended June 30, 2012:

	Number of Common Shares	Weighted-Average Issue Price
Unvested, December 31, 2011	13,800	$10.00
Granted	9,000	9.00
Vested	(1,200)	10.00
Unvested, June 30, 2012	21,600	$9.58
The fair value of the shares will be expensed over the vesting period of five years. Compensation expense related to restricted stock was approximately $8,000 and $5,000 for the three months ended June 30, 2012 and 2011, respectively, and $16,000 and $9,000 for the six months ended June 30, 2012 and 2011, respectively.
Other Share-Based Compensation
The Company may issue common stock in lieu of cash to pay fees earned by the Company's directors. There are no restrictions on the shares issued since these payments in lieu of cash relate to fees earned for services performed. The Company issued 611 shares of common stock to directors during the three and six months ended June 30, 2012 in lieu of approximately $6,000 of board fees earned for services performed. There were no such shares of common stock issued in lieu of cash during the three and six months ended June 30, 2011.

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(Unaudited)

Note 14 — Net Loss Per Share
The following is a summary of the basic and diluted net loss per share computation for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share and per share data)	2012	2011	2012	2011
Net loss attributable to stockholders	$(1,148)	$(810)	$(1,767)	$(1,150)
Less: distributions declared on Preferred Shares	—	(353)	—	(702)
Net loss attributable to stockholders	$(1,148)	$(1,163)	$(1,767)	$(1,852)
Weighted average common shares outstanding	10,497,092	1,273,624	8,993,841	910,491
Net loss per share attributable to stockholders, basic and diluted	$(0.11)	$(0.91)	$(0.20)	$(2.03)

There were no distributions paid on unvested restricted stock during the three and six months ended June 30, 2012 and 2011.  Diluted net loss per share assumes the conversion of all common share equivalents into an equivalent number of common shares, unless the effect is antidilutive.  The Company considers stock options, unvested restricted stock and Preferred Shares to be common share equivalents. The following common stock equivalents as of June 30, 2012 and 2011, were excluded from diluted loss per share computations as their effect would have been antidilutive for the three and six months ended June 30, 2012 and 2011:

	June 30,
	2012	2011
Unvested restricted stock	21,600	9,000
Preferred shares	—	1,966,376
Note 15 – Non-Controlling Interests
The Company is the controlling member of the limited liability company that owns the Bleecker Street properties, acquired in December 2010. In December 2010, an unrelated third-party and an affiliate, American Realty Capital Operating Partnership, L.P. contributed $1.0 million and $12.0 million to acquire the Bleecker Street properties, respectively.  The Company has the sole voting rights under the operating agreement of this limited liability company.
The non-controlling members’ aggregate initial investment balance of $13.0 million has been reduced by the monthly distributions paid to each non-controlling member.  There were $0.2 million and $0.4 million of distributions to non-controlling members during the three and six months ended June 30, 2012, respectively.  There were $0.2 million and $0.5 million of distributions to non-controlling members during the three and six months ended June 30, 2011, respectively.
The Company redeemed the affiliate's interest of $12.0 million in Bleecker Street during the three months ended June 30, 2012. The Company may elect to redeem the third party’s interest in Bleecker Street at any time after December 1, 2013.  Under this election, the redemption price is the member’s initial capital contribution and any unpaid distributions or, if the Company is simultaneously selling its interest to a third party, the redemption price is the member’s pro-rata share of Bleecker Street based on its cumulative capital contribution.
If a sale of Bleecker Street occurs before the Company elects to purchase the third party non-controlling members’ interest, all net profits or losses derived from the sale shall be distributed to all members pro-rata, based on their cumulative capital contributions. If a sale of Bleecker Street occurs after December 1, 2013, or the date the Company elects to redeem the non-controlling members’ interest, then the Company receives all net profits or losses derived from the sale.

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(Unaudited)

Note 16 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Form 10-Q, and determined that there have not been any events that have occurred that would require adjustments to disclosures in the consolidated financial statements except for the following transactions:
Sales of Common Stock
 As of July 31, 2012, the Company had 13.0 million of common stock outstanding, including converted Preferred Shares, unvested restricted shares and shares issued under the DRIP. As of July 31, 2012, the aggregate value of all share issuances was $129.8 million based on a per share value of $10.00 (or $9.50 per share for shares issued under the DRIP).
Capital received, including shares issued under the DRIP and net of repurchases of common stock, is as follows:

Source of Capital (In thousands)	Inception to June 30, 2012	July 1 to July 30, 2012	Total
Common stock	$98,608	$10,762	$109,370
Converted preferred stock	16,954	—	16,954
Contributions from non-controlling interest holders, net of redemptions	1,000	—	1,000
	$116,562	$10,762	$127,324
Financings
On July 12, 2012, the Company entered into a $20.2 million mortgage note payable secured by the Kings Highway portfolio.  The interest on the mortgage note payable is fixed through an interest rate swap agreement at 3.33%.  The mortgage note payable requires monthly interest-only payments, with all principal outstanding due on the maturity date in August 2017.

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

•
All of our executive officers are also officers, managers or holders of a direct or indirect controlling interest in our Advisor, our dealer manager, Realty Capital Securities, LLC (the “Dealer Manager”), and other American Realty Capital-affiliated entities.  As a result, our executive officers, our Advisor and its affiliates face conflicts of interest, including significant conflicts created by our Advisor’s compensation arrangements with us and other investors advised by American Realty Capital affiliates and conflicts in allocating time among these investors and us. These conflicts could result in unanticipated actions.

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

•
We may not generate cash flows sufficient to pay our distributions to stockholders. As a result, we may be forced to borrow at higher rates or depend on our Advisor or our property manager, New York Recovery Properties, LLC (the "Property Manager"), to waive reimbursement of certain expenses and fees to fund our operations.

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

•	We owned only 11 properties as of June 30, 2012.
Overview
 We were incorporated on October 6, 2009 as a Maryland corporation that qualified as a REIT, beginning with the taxable year ended December 31, 2010.  On September 2, 2010, we commenced our IPO on a “reasonable best efforts” basis of up to 150.0 million shares of common stock, $0.01 par value per share, at a price of $10.00 per share, subject to certain volume and other discounts, pursuant to our Registration Statement on Form S-11 (File No. 333-163069) (the “Registration Statement”) filed with the Securities and Exchange Commission (the "SEC") under the Securities Act of 1933, as amended (the “Securities Act”).  Our Registration Statement also covers up to 25.0 million shares available pursuant to a distribution reinvestment plan (the “DRIP”) under which our common stockholders may elect to have their distributions reinvested in additional shares of our common stock at the greater of $9.50 per share or 95% of the estimated value of a share of common stock.
As of June 30, 2012, we had 11.9 million shares of common stock outstanding, including unvested restricted shares, converted shares of convertible preferred stock (the "Preferred Shares") and shares issued under the DRIP. As of June 30, 2012, we had received total proceeds from the IPO, including shares issued under the DRIP, of $98.6 million from the sale of 9.9 million shares of common stock.  In addition, we sold 2.0 million Preferred Shares for gross proceeds of $17.0 million in a private placement pursuant to Rule 506 of Regulation D of the Securities Act, which terminated on September 2, 2010, the effective date of the Registration Statement. On December 15, 2011, we exercised our option to convert the Preferred Shares into 2.0 million shares of common stock on a one-for-one basis. As of June 30, 2012, the aggregate value of all issuances and subscriptions of common stock outstanding was $119.0 million based on a per share value of $10.00 (or $9.50 for shares issued under the DRIP).
 We were formed to acquire high quality, income-producing commercial real estate in the New York metropolitan area, and, in particular, properties located in New York City, with a focus on office and retail properties. All such properties may be acquired and operated by us alone or jointly with another party. We also may originate or acquire first mortgage loans secured by real estate.  We purchased our first property and commenced active operations in June 2010.  As of June 30, 2012, we owned 11 properties consisting of 253,025 rentable square feet, which were approximately 97.6% leased on a weighted average basis with a weighted average remaining lease term of 10.4 years.
Substantially all of our business is conducted through the OP. We are the sole general partner and hold substantially all the units of limited partner interest in the OP ("OP units"). The Advisor holds 200 units of limited partner interest in the OP, which represents a nominal percentage of the aggregate OP ownership. A holder of OP units has the right to convert OP units for the cash value of a corresponding number of shares of common stock or, at our option, a corresponding number of shares of common stock. The remaining rights of holders of OP units are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP’s assets.
We have no paid employees.  We retained our Advisor to manage our affairs on a day-to-day basis. The Property Manager, an entity wholly owned by American Realty Capital III, LLC (the “Sponsor”), serves as our property manager, unless services are performed by a third party for specific properties. The Dealer Manager, an affiliate of the Sponsor, serves as the dealer manager of our IPO.  These related parties receive compensation and fees for services related to the IPO and for the investment and management of our assets. These entities receive fees during the offering, acquisition, operational and liquidation stages.
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
Long-lived assets are carried at cost and evaluated for impairment when events or changes in circumstances indicate such an evaluation is warranted or when they are designated as held for sale. Valuation of real estate is considered a “critical accounting estimate” because the evaluation of impairment and the determination of fair values involve a number of management assumptions relating to future economic events that could materially affect the determination of the ultimate value, and therefore, the carrying amounts, of our real estate. Additionally, decisions regarding when a property should be classified as held for sale are also highly subjective and require significant management judgment.
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

The aggregate value of intangible assets related to in-place leases is primarily the difference between the property valued with existing in-place leases adjusted to market rental rates and the property valued as if vacant. Factors considered by us in our analysis of the in-place lease intangibles include an estimate of carrying costs during the expected lease-up period for each property, taking into account current market conditions and costs to execute similar leases. In estimating carrying costs, we include real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up period, which typically ranges from six to 12 months. We also estimate costs to execute similar leases, including leasing commissions, legal and other related expenses.
Above-market and below-market in-place lease values for owned properties are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between the contractual amounts to be paid pursuant to the in-place leases and management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market lease intangibles are amortized as a decrease to rental income over the remaining term of the lease.  The capitalized below-market lease values are amortized as an increase to rental income over the remaining term and any fixed rate renewal periods provided within the respective leases. In determining the amortization period for below-market lease intangibles, we initially will consider, and periodically evaluate on a quarterly basis, the likelihood that a lessee will execute the renewal option.  The likelihood that a lessee will execute the renewal option is determined by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located.
The aggregate value of intangible assets related to customer relationships, as applicable, is measured based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with the tenant. Characteristics considered by us in determining these values include the nature and extent of our existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals, among other factors.
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
Derivative Instruments
We may use derivative financial instruments to hedge all or a portion of the interest rate risk associated with our borrowings. The principal objective of such agreements is to minimize the risks and costs associated with our operating and financial structure as well as to hedge specific anticipated transactions.
We record all derivatives on the balance sheet at fair value.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives also may be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that is attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge.  We may enter into derivative contracts that are intended to economically hedge certain of our risk, even though hedge accounting does not apply or we elect not to apply hedge accounting.

Recently Issued Accounting Pronouncements
In May 2011, the Financial Accounting Standards Board (the "FASB") issued guidance that expands the existing disclosure requirements for fair value measurements, primarily for Level 3 measurements, which are measurements based on unobservable inputs such as our own data. This guidance is largely consistent with current fair value measurement principles with few exceptions that do not result in a change in general practice. The guidance was applied prospectively and was effective for interim and annual reporting periods beginning after December 15, 2011. The adoption of this guidance did not have a material impact on our financial position or results of operations as the guidance relates only to disclosure requirements.
In June 2011, the FASB issued guidance requiring entities to present items of net income and other comprehensive income either in one continuous statement - referred to as the statement of comprehensive income - or in two separate, but consecutive, statements of net income and other comprehensive income. The new guidance does not change which components of comprehensive income are recognized in net income or other comprehensive income, or when an item of other comprehensive income must be reclassified to net income. In December 2011, the FASB deferred certain provisions of this guidance related to the presentation of certain reclassification adjustments out of accumulated other comprehensive income, by component in both the statement and the statement where the reclassification is presented. This guidance was applied prospectively and was effective for interim and annual periods beginning after December 15, 2011. The adoption of this guidance did not have a material impact on our financial position or results of operations but changed the location of the presentation of other comprehensive income to more closely associate the disclosure with net income.
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
In December 2011, the  FASB issued guidance regarding disclosures about offsetting assets and liabilities, which requires entities to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The guidance is effective for fiscal years and interim periods beginning on or after January 1, 2013, with retrospective application for all comparative periods presented. The adoption of this guidance, which is related to disclosure only, is not expected to have a material impact on our consolidated financial position or results of operations.
Results of Operations
As of June 30, 2012, we owned 11 properties which were 97.6% leased on a weighted average basis, compared to six properties as of June 30, 2011, which were 89.6% leased on a weighted average basis.  Accordingly, our results of operations for the three and six months ended June 30, 2012 as compared to the three and six months ended June 30, 2011 reflect significant increases in most categories.
Comparison of Three Months Ended June 30, 2012 to Three Months Ended June 30, 2011
Rental Income
Rental income increased $1.9 million to $3.5 million for the three months ended June 30, 2012, compared to $1.6 million for the three months ended June 30, 2011. The increase in rental income was primarily driven by our acquisition of seven properties since April 1, 2011, which resulted in an increase in rental income of $2.0 million for the three months ended June 30, 2012, compared to the three months ended June 30, 2011. This increase is partially offset by a decrease in rental income at the Interior Design Building ("IDB") of $0.1 million as a result of net lease expirations, amendments and new leasing activity. New leasing activity occurred during the three months ended June 30, 2012. However, a full quarter of the leasing activity has not yet occurred. IDB's occupancy rate increased to 92.7% at June 30, 2012 from 85.9% at June 30, 2011 and annualized rental income per square foot increased to $39.75 at June 30, 2012 from $38.64 at June 30, 2011.
Operating Expense Reimbursements
 Operating expense reimbursements remained relatively flat at $0.2 million for the three months ended June 30, 2012 and 2011.  Additional operating expense reimbursements of $0.1 million related to acquisitions was offset by a decrease of $0.1 million in operating expense reimbursements at IDB due to lease terminations.
Property Operating Expenses
Property operating expenses were $0.5 million for the three months ended June 30, 2012, compared to $0.3 million for the three months ended June 30, 2011.  The increase in property operating expenses relates to real estate taxes, maintenance and insurance costs associated with the properties that have been acquired since April 1, 2011.

Operating Fees to Affiliates
Our affiliated Advisor and Property Manager are entitled to fees for the management of our properties.  Our Advisor and Property Manager elected to waive these fees for the three months ended June 30, 2012 and 2011.  For the three months ended June 30, 2012 and 2011, we would have incurred aggregate asset management and property management fees of $0.4 million and $0.2 million, respectively, had these fees not been waived.
Acquisition and Transaction Related Expenses
Acquisition and transaction related expense of $1.1 million for the three months ended June 30, 2012 related to the acquisition of the Kings Highway portfolio for a base purchase price of $36.7 million. Acquisition and transaction related expense of $0.4 million for the three months ended June 30, 2011 related to the acquisitions of Foot Locker and the Regal Parking Garage for an aggregate base purchase price of $11.6 million.
General and Administrative Expenses
General and administrative expenses remained relatively flat at $0.1 million for the three months ended June 30, 2012 and 2011. The Advisor elected to absorb $0.1 million of general and administrative expenses during the three months ended June 30, 2012 and 2011. General and administrative expense primarily related to board member fees and compensation, insurance and professional fees.
Depreciation and Amortization Expense
Depreciation and amortization expense increased $0.9 million to $1.9 million for the three months ended June 30, 2012, compared to $1.0 million for the three months ended June 30, 2011. The increase in depreciation and amortization expense related to the purchase of seven properties acquired since April 1, 2011, which resulted in additional expense of $1.1 million. This increase was partially offset by the decrease in amortization expense of in-place lease intangibles of $0.2 million as a result of lease terminations and expirations at IDB.
Interest Expense
Interest expense increased by $0.4 million to $1.1 million for the three months ended June 30, 2012, compared to $0.7 million for the three months ended June 30, 2011. The mortgage notes payable used to finance a portion of the seven properties acquired since April 1, 2011, represented $0.3 million of the increase to interest expense. We view these secured financing sources as an efficient and accretive means to acquire properties.  Additionally, during the three months ended June 30, 2012 we incurred $0.1 million of interest expense related to the credit facility put in place at the end of March 2012.
Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the level of proceeds raised in our IPO, the cost of borrowings, and the opportunity to acquire real estate assets which meet our investment objectives.
Net Loss (Income) Attributable to Non-Controlling Interests
Net loss of approximately $6,000 and net income of $0.1 million attributable to non-controlling interests during the three months ended June 30, 2012 and 2011, respectively, represents the net income or loss, on our Bleecker Street portfolio that is related to non-controlling interest holders.
Comparison of Six Months Ended June 30, 2012 to Six Months Ended June 30, 2011
Rental Income
Rental income increased $2.9 million to $6.0 million for the six months ended June 30, 2012, compared to $3.1 million for the six months ended June 30, 2011. The increase in rental income was primarily driven by our acquisition of seven properties since January 1, 2011, which resulted in an increase in rental income of $3.1 million for the six months ended June 30, 2012, compared to the six months ended June 30, 2011. This increase was partially offset by a decrease in rental income at IDB of $0.2 million as a result of net lease expirations, amendments and new leasing activity. New leasing activity occurred during the six months ended June 30, 2012. However, a full six months of the leasing activity has not yet occurred. IDB's occupancy rate increased to 92.7% at June 30, 2012 from 85.9% at June 30, 2011 and annualized rental income per square foot increased to $39.75 at June 30, 2012 from $38.64 at June 30, 2011.
Operating Expense Reimbursements
 Operating expense reimbursements were $0.4 million for the six months ended June 30, 2012, compared to $0.3 million for the six months ended June 30, 2011.  Additional operating expense reimbursements of $0.2 million related to acquisitions was partailly offset by a decrease of $0.1 million in operating expense reimbursements at IDB due to lease terminations.

Property Operating Expenses
Property operating expenses were $0.9 million for the six months ended June 30, 2012, compared to $0.7 million for the six months ended June 30, 2011.  This increase relates to the real estate taxes, maintenance and insurance costs associated with the seven properties that have been acquired since January 1, 2011. This increase was partially offset by $0.2 million of property operating expenses absorbed by the Advisor during the six months ended June 30, 2012. The Advisor did not absorb any property operating expense during the six months ended June 30, 2011.
Operating Fees to Affiliates
Our affiliated Advisor and Property Manager are entitled to fees for the management of our properties.  Our Advisor and Property Manager elected to waive these fees for the six months ended June 30, 2012 and 2011.  For the six months ended June 30, 2012 and 2011, we would have incurred aggregate asset management and property management fees of $0.7 million and $0.3 million, respectively, had these fees not been waived.
Acquisition and Transaction Related Expenses
Acquisition and transaction related expense of $1.6 million for the six months ended June 30, 2012 related to the acquisition of the 42nd Street and Kings Highway properties for an aggregate base purchase price of $57.4 million. Acquisition and transaction related expense of $0.4 million for the six months ended June 30, 2011 related to the acquisition of Foot Locker and the Regal Parking Garage for an aggregate base purchase price of $11.6 million.
General and Administrative Expenses
General and administrative expenses remained relatively flat at $0.1 million for the six months ended June 30, 2012 and 2011. General and administrative expenses which primarily included board member fees, insurance and professional fees, increased in order to support our larger real estate portfolio. This increase was offset by an increase in the amount the Advisor elected to absorb to $0.3 million during the six months ended June 30, 2012 from $0.2 million during the six months ended June 30, 2011.
Depreciation and Amortization Expense
Depreciation and amortization expense increased $1.5 million to $3.4 million for the six months ended June 30, 2012, compared to $1.9 million for the six months ended June 30, 2011. The increase in depreciation and amortization expense related to the purchase of seven properties with an aggregate purchase price of $115.4 million acquired since January 1, 2011, which resulted in additional expense of $1.9 million. This increase was partially offset by the decrease in amortization expense of in-place lease intangibles of $0.4 million as a result of lease terminations and expirations at IDB.
Interest Expense
Interest expense increased by $0.8 million to $2.2 million for the six months ended June 30, 2012, compared to $1.4 million for the six months ended June 30, 2011. The mortgage notes payable used to finance a portion of the seven properties acquired since January 1, 2011 represented $0.7 million of the increase to interest expense. We view these secured financing sources as an efficient and accretive means to acquire properties.  Additionally, during the six months ended June 30, 2012, we incurred $0.1 million of interest expense related to the credit facility put in place at the end of March 2012.
Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the level of proceeds raised in our IPO, the cost of borrowings, and the opportunity to acquire real estate assets which meet our investment objectives.
Net Income Attributable to Non-Controlling Interests
Net income of approximately $18,000 and $0.1 million attributable to non-controlling interests during the six months ended June 30, 2012 and 2011, respectively, represents the net income on our Bleecker Street portfolio that is related to non-controlling interest holders.
Cash Flows for the Six Months Ended Ended June 30, 2012
For the six months ended June 30, 2012, net cash provided by operating activities was $1.2 million.  The level of cash flows used in or provided by operating activities is affected by the volume of acquisition activity, the timing of interest payments and the amount of borrowings outstanding during the period, as well as the receipt of scheduled rent payments. Cash flows provided by operating activities during the six months ended June 30, 2012 included $1.6 million of acquisition and transaction costs. Cash flows provided by operating activities included a net loss adjusted for non-cash items, resulting in a cash inflow of $1.8 million (net loss of $1.8 million adjusted for depreciation and amortization of tangible and intangible real estate assets of $3.2 million and amortization of deferred financing costs of $0.3 million) as well as a combined increase in accounts payable, accrued expenses and deferred rent of $0.5 million. This cash inflow was partially offset by an increase in prepaid expenses and other assets of $1.0 million primarily due to prepaid real estate taxes as well as unbilled rent receivables recorded in accordance with accounting for rental income on a straight-line basis.

Net cash used in investing activities during the six months ended June 30, 2012 of $57.1 million related to $56.9 million for the acquisition of the 42nd Street and Kings Highway portfolios and $0.2 million for capital expenditures at IDB.
Net cash provided by financing activities of $48.0 million during the six months ended June 30, 2012 related to proceeds, net of receivables and repurchases, from the issuance of common stock of $49.9 million, net proceeds from the credit facility of $22.5 million and net proceeds from affiliates of $4.5 million, primarily related to the policy to cap offering costs. This inflow was partially offset by payments of $12.0 million to purchase our affiliate's non-controlling interest in our Bleecker Street subsidiary, payments related to offering costs of $7.3 million, payments on notes payable of $5.9 million, distributions to stockholders of $1.3 million, payments related to financing costs of $1.3 million, increases to restricted cash of $0.4 million, distributions to non-controlling interest holders of $0.4 million and principal payments on mortgage notes payable of $0.2 million.
Cash Flows for the Six Months Ended June 30, 2011
For the six months ended June 30, 2011, net cash provided by operating activities was $0.4 million. The level of cash flows used in or provided by operating activities is affected by the timing of interest payments and the amount of borrowings outstanding during the period, as well as the receipt of scheduled rent payments. Cash flows provided by operating activities during the six months ended June 30, 2011 was mainly due to net loss adjusted for non-cash items, which resulted in a cash inflow of $0.9 million (net loss of $1.2 million adjusted for depreciation and amortization of tangible and intangible real estate assets of $1.9 million, amortization of deferred financing costs of $0.2 million and net income to non-controlling interest holders of $0.1 million, less the net amortization related to market lease liabilities and assets of $0.1 million). This cash inflow was partially offset by an increase in prepaid expenses and other assets of $0.2 million and a combined decrease in accounts payable, accrued expenses and deferred rent of $0.2 million.
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
Liquidity and Capital Resources
Our principal demands for funds will continue to be for property acquisitions, either directly or through investment interests, for the payment of operating expenses, distributions to our stockholders and non-controlling interest holders, and for the payment of principal and interest on our outstanding indebtedness. Generally, capital needs for property acquisitions will be met through net proceeds received from the sale of common stock through our ongoing IPO as well as proceeds from our revolving credit facility and through property-level secured financings. We also may from time to time enter into other agreements with third parties whereby third parties will make equity investments in specific properties or groups of properties that we acquire. Expenditures other than property acquisitions and acquisition and transaction-related costs are expected to be covered by cash flows from operations.
We expect to meet our future short-term operating liquidity requirements through a combination of net cash provided by our current property operations and the operations of properties to be acquired in the future, proceeds from the sale of common stock and proceeds from our credit facility and secured mortgage financings.  Management expects that in the future, as our portfolio matures, our properties will cover operating expenses and the payment of our monthly distribution. Other potential future sources of capital include proceeds from secured or unsecured financings from banks or other lenders, proceeds from public and private offerings, proceeds from the sale of properties and undistributed funds from operations.
We expect to continue to raise capital through the sale of our common stock and to utilize the net proceeds from the sale of our common stock and proceeds from secured financings and our credit facility to complete future property acquisitions. As of June 30, 2012, we had 11.9 million shares of common stock outstanding, including unvested restricted shares, converted Preferred Shares and shares issued under the DRIP. As of June 30, 2012, we had received gross proceeds of $98.6 million and $17.0 million from the sale of shares of common stock and Preferred Shares, respectively.

 Our board of directors has adopted a share repurchase plan that enables our stockholders to sell their shares to us under limited circumstances. At the time a stockholder requests a repurchase, we may, subject to certain conditions, repurchase the shares presented for repurchase for cash to the extent we have sufficient funds available to fund such purchase. During the six months ended June 30, 2012, we received four requests to redeem an aggregate of 16,440 shares of our common stock pursuant to our share repurchase plan. As of June 30, 2012, we funded the redemption requests of 11,319 shares at an average price per share of $9.99. As of June 30, 2012, we approved the repurchase request of 5,121 shares, at an average price per share of $9.41. We fund share repurchases from cash flows from operations. As of the date of this filing, we are not aware of any other repurchase requests.
As of June 30, 2012, we had cash and cash equivalents of $2.4 million.  We expect cash flows from operations and the sale of common stock to be used primarily to invest in additional real estate, pay debt service, pay operating expenses and pay stockholder distributions.
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

The table below reflects the items deducted or added to net loss in our calculation of FFO and MFFO during the periods presented. The table reflects MFFO in the IPA recommended format and MFFO without the straight-line rent adjustment which management also uses as a performance measure. Items are presented net of non-controlling interest portions where applicable.

	Three Months Ended		Six Months Ended
(In thousands)	March 31, 2012	June 30, 2012	June 30, 2012
Net loss attributable to stockholders (in accordance with GAAP)	$(619)	$(1,148)	$(1,767)
Depreciation and amortization	1,425	1,911	3,336
FFO	806	763	1,569
Acquisition fees and expenses (1)	515	1,127	1,642
Amortization of above or below market leases (2)	(66)	(123)	(189)
Mark-to-market adjustments (3)	1	—	1
MFFO	1,256	1,767	3,023
Straight-line rent (4)	(334)	(398)	(732)
MFFO - IPA recommended format	$922	$1,369	$2,291
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

Distributions
On September 22, 2010, our board of directors authorized, and we declared, a distribution rate equal to a $0.605 per annum per share of common stock, commencing December 1, 2010.  The distributions are payable by the fifth day following each month end to stockholders of record at the close of business each day during the prior month at a rate of $0.00165753424 per day.
 During the six months ended June 30, 2012, distributions paid to common stockholders totaled $2.4 million inclusive of $1.2 million of the value of common stock issued under the DRIP.  Distribution payments are dependent on the availability of funds.  Our board of directors may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distribution payments are not assured.
 During the six months ended June 30, 2012, cash used to pay our distributions was primarily generated from cash flows from operations, common stock issued under the DRIP and proceeds from financings.  We have continued to pay distributions to our stockholders each month since our initial distribution payment in April 2010.  There is no assurance that we will continue to declare distributions at this rate.
The following table shows the sources for the payment of distributions to common stockholders for the periods presented:

	Three Months Ended				Six Months Ended
	March 31, 2012		June 30, 2012		June 30, 2012
(In thousands)		Percentage of Distributions		Percentage of Distributions		Percentage of Distributions
Distributions:
Distribution paid in cash	$523		$750		$1,273
Distributions reinvested	467		684		1,151
Total distributions	$990		$1,434		$2,424
Source of distribution coverage:
Cash flows provided by operations (1)	$990	100.0%	$230	16.0%	$1,220	50.3%
Common stock issued under the DRIP / offering proceeds	—	—%	684	47.7%	684	28.2%
Proceeds from issuance of common stock	—	—%	—	—%	—	—%
Proceeds from financings	—	—%	520	36.3%	520	21.5%
Total sources of distributions	$990	100.0%	$1,434	100.0%	$2,424	100.0%
Cash flows provided by operations (GAAP basis) (1)	$992		$228		$1,220
Net loss attributable to stockholders (in accordance with GAAP)	$(619)		$(1,148)		$(1,767)
__________________
(1) Cash flows provided by operations for the three months ended March 31, 2012 and the three and six months ended June 30, 2012 includes acquisition and transaction related expenses of $0.5 million, $1.1 million and $1.6 million, respectively.

The following table compares cumulative distributions paid to cumulative net loss (in accordance with GAAP) for the period from October 6, 2009 (date of inception) through June 30, 2012.

(In thousands)	For the Period from October 6, 2009 (date of inception) to June 30, 2012
Distributions paid:
Preferred stockholders	$2,158
Common stockholders in cash	1,824
Common stockholders pursuant to DRIP / offering proceeds	1,570
Total distributions paid	$5,552

Reconciliation of net loss:
Revenues	$16,269
Acquisition and transaction-related expenses	(4,652)
Depreciation and amortization	(8,449)
Other operating expenses	(2,906)
Other non-operating expenses	(7,148)
Net income attributable to non-controlling interests	(63)
Net loss (in accordance with GAAP) (1)	$(6,949)
__________________________________

(1)	Net loss as defined by GAAP includes the non-cash impact of depreciation and amortization expense as well as costs incurred relating to acquisitions and related transactions.
Loan Obligations
The payment terms of our loan obligations require principal and interest amounts payable monthly with all unpaid principal and interest due at maturity. Our loan agreements stipulate that we comply with specific reporting covenants. As of June 30, 2012, we were in compliance with the debt covenants under our loan agreements.
Our Advisor may, with the approval of our independent directors, seek to borrow short-term capital that, combined with secured mortgage financing, exceeds our targeted leverage ratio. Such short-term borrowings may be obtained from third parties on a case-by-case basis as acquisition opportunities present themselves simultaneous with our capital raising efforts. We view the use of short-term borrowings, including advances under our revolving credit facility, as an efficient and accretive means of acquiring real estate in advance of raising equity capital. Accordingly, we can take advantage of buying opportunities as we expand our fundraising activities. As additional equity capital is obtained, these short-term borrowings and credit facility advances will be repaid. Our secured debt leverage ratio approximated 41.3% (secured mortgage notes payable as a percentage of total real estate investments) as of June 30, 2012.

Contractual Obligations
The following is a summary of our contractual obligations as of June 30, 2012:

		July 1, 2012 to	Years Ended December 31,
(In thousands)	Total	December 31, 2012	2013-2014	2015-2016	Thereafter
Principal Payments Due:
Mortgage notes payable	$75,035	$219	$926	$49,961	$23,929
Revolving credit facility (1)	22,500	—	—	22,500	—
	$97,535	$219	$926	$72,461	$23,929
Interest Payments Due:
Mortgage notes payable	$15,425	$1,550	$6,142	$4,978	$2,755
Revolving credit facility	1,698	309	1,235	154	—
	$17,123	$1,859	$7,377	$5,132	$2,755
____________________________________

(1)
On July 12, 2012, we entered into a $20.2 million mortgage note payable secured by Kings Highway. The net proceeds from the mortgage note payable were used to repay a portion of the borrowings under our credit facility.  As of July 31, 2012, the outstanding balance under the credit facility was $3.1 million.

Election as a REIT
We elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with our taxable year ended December 31, 2010. If we continue to qualify for taxation as a REIT, we generally will not be subject to federal corporate income tax to the extent we distribute our REIT taxable income to our stockholders, and so long as we distribute at least 90% of our REIT taxable income. REITs are subject to a number of other organizational and operational requirements. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and federal income and excise taxes on our undistributed income. We believe we are organized and operated in such a manner as to continue to qualify to be taxed as a REIT.
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
Off-Balance Sheet Arrangements
On March 30, 2012, we entered into a senior unsecured revolving credit facility in the amount of $40 million. The credit facility contains an “accordion” feature to allow us, under certain circumstances, to increase the aggregate commitments under the credit facility to a maximum of $150 million. The credit facility has a term of 36 months, subject to our right to a 12-month extension. The outstanding balance on the credit facility as of June 30, 2012 was $22.5 million and our unused borrowing capacity was $15.2 million, based on the value of the borrowing base properties as of June 30, 2012.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.
The market risk associated with financial instruments and derivative financial instruments is the risk of loss from adverse changes in market prices or interest rates. Our long-term debt, which consists of secured financings and our revolving credit facility, bears interest at fixed rates and variable rates. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, from time to time, we may enter into interest rate hedge contracts such as swaps, collars, and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. We would not hold or issue these derivative contracts for trading or speculative purposes. We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations.
As of June 30, 2012, our debt included fixed-rate secured mortgage notes payable, with a carrying value of $75.0 million and a fair value of $75.1 million. Changes in market interest rates on our fixed-rate debt impact the fair value of the notes, but it has no impact on interest incurred or cash flow. For instance, if interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our obligation to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed–rate debt assumes an immediate 100 basis point move in interest rates from their June 30, 2012 levels, with all other variables held constant.  A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt by $1.8 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt by $1.8 million.
At June 30, 2012 our debt included a variable-rate revolving Credit Facility with a carrying and fair value of $22.5 million. Interest rate volatility associated with this variable-rate credit facility affects interest expense incurred and cash flow. The sensitivity analysis related to our variable-rate debt assumes an immediate 100 basis point move in interest rates from their June 30, 2012 levels, with all other variables held constant. A 100 basis point increase or decrease in variable interest rates on our variable-rate note payable would increase or decrease our interest expense by approximately $0.2 million annually.
These amounts were determined by considering the impact of hypothetical interest rates changes on our borrowing costs, and assuming no other changes in our capital structure.
As the information presented above includes only those exposures that existed as of June 30, 2012, it does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
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
No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the six months ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.
As of the end of the period covered by this Quarterly Report on Form 10-Q, we are not a party to, and none of our properties are subject to, any material pending legal proceedings.
Item 1A. Risk Factors.
There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K as of and for the year ended December 31, 2011, except for the items described below.
Distributions paid from sources other than our cash flows from operations, particularly from proceeds of our IPO, will result in us having fewer funds available for the acquisition of properties and other real estate-related investments and may dilute your interests in us, which may adversely affect our ability to fund future distributions with cash flows from operations and may adversely affect your overall return.
Our cash flows provided by operations of $1.2 million for the six months ended June 30, 2012 was a shortfall of approximately $1.2 million, or 49.7%, to our distributions paid of $2.4 million during such period, and such shortfall was paid from proceeds from common stock issued under the DRIP and proceeds from financings from our revolving credit facility. Additionally, we may in the future pay distributions from sources other than from our cash flows from operations.
Until we acquire additional properties or other real estate-related investments, we may not generate sufficient cash flows from operations to pay distributions. Our inability to acquire additional properties or other real estate-related investments may result in a lower return on your investment than you expect. If we have not generated sufficient cash flows from our operations and other sources, such as from borrowings, the sale of additional securities, advances from our Advisor, and our Advisor’s deferral, suspension or waiver of its fees and expense reimbursements, to fund distributions, we may use the proceeds from our IPO. Moreover, our board of directors may change our distribution policy, in its sole discretion, at any time. Distributions made from offering proceeds are a return of capital to stockholders, from which we will have already paid offering expenses in connection with our IPO. We have not established any limit on the amount of proceeds from our IPO that may be used to fund distributions, except that, in accordance with our organizational documents and Maryland law, we may not make distributions that would: (1) cause us to be unable to pay our debts as they become due in the usual course of business; (2) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences, if any; or (3) jeopardize our ability to qualify as a REIT.
If we fund distributions from the proceeds of our IPO, we will have less funds available for acquiring properties or other real estate-related investments. As a result, the return you realize on your investment may be reduced. Funding distributions from borrowings could restrict the amount we can borrow for investments, which may affect our profitability. Funding distributions with the sale of assets or the proceeds of our IPO may affect our ability to generate cash flows. Funding distributions from the sale of additional securities could dilute your interest in us if we sell shares of our common stock or securities convertible or exercisable into shares of our common stock to third-party investors. Payment of distributions from the mentioned sources could restrict our ability to generate sufficient cash flows from operations, affect our profitability or affect the distributions payable to you upon a liquidity event, any or all of which may have an adverse effect on your investment.
If any of our public communication is held to be in violation of federal securities laws relating to public communications, we could be subject to potential liability. Investors in our IPO should rely only on the statements made in our Registration Statement, as supplemented to date, in determining whether to purchase shares of our common stock.
 From time to time, we or our representatives make public statements relating to our business and its prospects. Such communications are subject to federal securities laws.  If any of our public communications are held by a court to be in violation of Section 5 of the Securities Act and a claim for damages is brought against us in connection therewith by one or more of our stockholders that purchased shares of our common stock on the basis of such communications before receiving a copy of our prospectus, as supplemented to date, and potentially other stockholders, we could be subject to liability in connection with the shares we sold such persons during such period.  Such stockholders would have a period of 12 months following the date of any violation determined by a court to have occurred to bring a Section 5 claim. Our liability in a Section 5 claim could include statutory interest from the date of such stockholder's purchase, in addition to possibly other damages determined by a court. If any of our communications is claimed to have been made in violation of Section 5 of the Securities Act, we expect that we would vigorously contest such claim. Nevertheless, we could not give any assurance as to any court's ultimate determination with respect to any such claim. Accordingly, there is a risk that we could be subject to potential liability with respect to any Section 5 claim brought against us, and such liability may adversely affect our operating results or financial position.

We have a limited operating history and have no established financing sources, and the prior performance of other real estate investment programs sponsored by affiliates of our Advisor may not be an indication of our future results.
We have a limited operating history and you should not rely upon the past performance of other real estate investment programs sponsored by affiliates of our Advisor to predict our future results. We were incorporated in October 6, 2009. As of June 30, 2012, we have acquired only 11 properties and do not otherwise have any operations or independent financing. The recent real estate experience of Messrs. Schorsch, Weil and Happel principally has focused on triple-net leasing rather than the active operation of real estate properties. Accordingly, the prior performance of real estate investment programs sponsored by affiliates of Messrs. Schorsch and Kahane and our Advisor may not be indicative of our future results.
Moreover, neither our Advisor nor we have any established financing sources other than the proceeds from our offering and our revolving credit facility. Presently, both we and our Advisor have been funded by capital contributions or advances from the Sponsor, a company which is directly or indirectly controlled by Mr. Schorsch and Mr. Kahane, by proceeds from our offering, and by loans from unaffiliated entities. If our capital resources, or those of our Advisor, are insufficient to support our operations, we will not be successful.
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
Our success depends to a significant degree upon the contributions of certain of our executive officers and other key personnel of our Advisor, including Messrs. Schorsch and Weil, each of whom would be difficult to replace. Our Advisor does not have an employment agreement with any of these key personnel and we cannot guarantee that all, or any particular one, will remain affiliated with us and/or Advisor. If any of our key personnel were to cease their affiliation with our Advisor, our operating results could suffer. Further, we do not intend to separately maintain key person life insurance on Messrs. Schorsch or Weil or any other person. We believe that our future success depends, in large part, upon our Advisor’s ability to hire and retain highly skilled managerial, operational and marketing personnel. Competition for such personnel is intense, and we cannot assure you that our Advisor will be successful in attracting and retaining such skilled personnel. If our Advisor loses or is unable to obtain the services of key personnel, our ability to implement our investment strategies could be delayed or hindered, and the value of your investment may decline.

The management of multiple REITs, especially REITs in the development stage, by our executive officers and officers of our Advisor may significantly reduce the amount of time our executive officers and officers of our Advisor are able to spend on activities related to us and may cause other conflicts of interest, which may cause our operating results to suffer.
Our executive officers and officers of our Advisor are part of the senior management or are key personnel of the eight other American Realty Capital-sponsored REITs and their advisors. Seven of the American Realty Capital-sponsored REITs, including Phillips Edison — ARC Shopping Center REIT, Inc., or PE-ARC, American Realty Capital Healthcare Trust, Inc., or ARC HT, American Realty Capital — Retail Centers of America, Inc., or ARC RCA, American Realty Capital Daily Net Asset Value Trust, Inc., or ARC Daily NAV, American Realty Capital Trust III, Inc., or ARCT III, American Realty Capital Global Daily Net Asset Value Trust, Inc., or ARC Global DNAV, and American Realty Capital Trust IV, Inc., or ARCT IV, have registration statements that became effective in the past 18 months and currently are offering securities in the aggregate of approximately $12.0 billion. In addition, American Realty Capital Trust, Inc., or ARCT, completed its public offering of common stock in December 2011 for gross proceeds of $1.7 billion, and as of March 1, 2012, ARCT’s shares of common stock were approved for listing and began trading on the NASDAQ Global Select Market. In connection with such listing, ARCT internalized the management services previously provided by American Realty Capital Advisors, LLC. American Realty Capital Properties, Inc., or ARCP, which currently trades on the NASDAQ Capital Market under the symbol “ARCP,” completed its initial public and follow-on offerings of common stock for aggregate gross proceeds of $121.3 million. As a result, such REITs will have concurrent or overlapping fundraising, acquisition, operational and disposition and liquidation phases as us, which may cause conflicts of interest to arise throughout our life with respect to, among other things, finding investors, locating and acquiring properties, entering into leases and disposing of properties. Additionally, based on our Sponsor’s experience, a significantly greater time commitment is required of senior management during the development stage when the REIT is being organized, funds are initially being raised and funds are initially being invested, and less time is required as additional funds are raised and the offering matures. The conflicts of interest each of our executive officers and each officer of our Advisor will face may delay our fundraising and investment of our proceeds due to the competing time demands and generally cause our operating results to suffer. Officers of any service provider may face similar conflicts of interest should they be involved with the management of multiple REITs, and especially REITs in the developmental stage.
We will compete for investors with other programs of our Sponsor, which could adversely affect the amount of capital we have to invest.
The American Realty Capital group of companies is currently the sponsor of eight other public offerings of non-traded REIT shares, which offerings will be ongoing during a significant portion of our offering period. These programs all have filed registration statements for the offering of common stock and either are or intend to elect to be taxed as REITs. The offerings are taking place concurrently with our offering, and our Sponsor is likely to sponsor other offerings during our offering period. Our Dealer Manager is the dealer manager for these other offerings. We will compete for investors with these other programs, and the overlap of these offerings with our offering could adversely affect our ability to raise all the capital we seek in this offering, the timing of sales of our shares and the amount of proceeds we have to spend on real estate investments.
Our officers and directors face conflicts of interest related to the positions they hold with affiliated entities, which could hinder our ability to successfully implement our business strategy and to generate returns to you.
Certain of our executive officers, including Mr. Schorsch, who also serves as the chairman of our board of directors, and Mr. Weil, president, treasurer and secretary, also are officers of our Advisor, our Property Manager, our Dealer Manager and other affiliated entities, including the other real estate programs sponsored by American Realty Capital. As a result, these individuals owe fiduciary duties to these other entities and their stockholders and limited partners, which fiduciary duties may conflict with the duties that they owe to us and our stockholders. Their loyalties to these other entities could result in actions or inactions that are detrimental to our business, which could harm the implementation of our business strategy and our investment and leasing opportunities. Conflicts with our business and interests are most likely to arise from involvement in activities related to (a) allocation of new investments and management time and services between us and the other entities, (b) our purchase of properties from, or sale of properties to, affiliated entities, (c) the timing and terms of the investment in or sale of an asset, (d) development of our properties by affiliates, (e) investments with affiliates of our Advisor, (f) compensation to our Advisor, and (g) our relationship with our Dealer Manager and Property Manager. If we do not successfully implement our business strategy, we may be unable to generate cash needed to make distributions to you and to maintain or increase the value of our assets. If these individuals act in a manner that is detrimental to our business or favor one entity over another, they may be subject to liability for breach of fiduciary duty.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
We did not sell any equity securities that were not registered under the Securities Act during the six months ended June 30, 2012.

On September 2, 2010, we commenced our IPO on a “reasonable best efforts” basis of up to 150.0 million shares of common stock at a price of $10.00 per share, subject to certain volume and other discounts, pursuant to the Registration Statement filed with the SEC under the Securities Act. The Registration Statement also covers up to 25.0 million shares available pursuant to a DRIP under which our common stockholders may elect to have their distributions reinvested in additional shares of our common stock at the greater of $9.50 per share or 95% of the estimated value of a share of common stock. As of June 30, 2012, we had 11.9 million shares of common stock outstanding, including unvested restricted shares, converted shares of convertible preferred stock and shares issued under the DRIP. As of June 30, 2012, we had received common stock proceeds of $98.6 million from the sale of 9.9 million shares of common stock, including DRIP and net of redemptions.
The following table reflects the offering costs associated with the issuance of common stock.

Six Months Ended
(In thousands)	June 30, 2012
Selling commissions and dealer manager fees	$4,950
Other offering costs	2,147
Reimbursement from Advisor (1)	(4,658)
Total offering costs	$2,439
__________________
(1) The Advisor elected to reimburse our offering costs in excess of 15% of proceeds from the sale of common stock. This cash reimbursement was paid in April 2012.
The Dealer Manager reallowed the selling commissions and a portion of the dealer manager fees to participating broker-dealers. The following table details the selling commissions incurred and reallowed related to the sale of shares of common stock.

Six Months Ended
(In thousands)	June 30, 2012
Total commissions paid to the Dealer Manager	$4,950
Less:
Commissions to participating brokers	(3,233)
Reallowance to participating broker dealers	(465)
Net to the Dealer Manager	$1,252
As of June 30, 2012, we have incurred $15.1 million of cumulative offering costs in connection with the issuance and distribution of common stock. Offering proceeds of $98.6 million exceeded cumulative offering costs by $83.5 million at June 30, 2012.
The Advisor elected to cap cumulative offering costs incurred by the Company, net of unpaid amounts, to 15% of gross offering proceeds during the offering period. Cumulative offering costs net of unpaid amounts, were less than the 15% threshold as of June 30, 2012. Cumulative offering costs include $9.4 million incurred from our Dealer Manager for dealer manager fees and commissions and $0.8 million from our Advisor, net of the Advisor's reimbursement related to the 15% cap on total offering costs.
We expect to use substantially all of the net proceeds from our IPO to primarily acquire high quality, income-producing commercial real estate in the New York metropolitan area, and, in particular, properties located in New York City, with a focus on office and retail properties. We may also originate or acquire first mortgage loans secured by real estate.  As of June 30, 2012, we have used the net proceeds from our IPO, secured debt financing and revolving credit facility to purchase 11 properties with an aggregate purchase price of $181.6 million.
During the six months ended June 30, 2012, we received four requests to repurchase an aggregate of 16,440 shares of our common stock pursuant to our share repurchase plan. As of June 30, 2012, we funded the redemption requests of 11,319 shares at an average price per share of $9.99. As of June 30, 2012, we approved the repurchase request of 5,121 shares, at an average price per share of $9.41. We fund share repurchases from cash flows from operations. As of the date of this filing, we are not aware of any other repurchase requests.
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
Brian S. Block
Executive Vice President, Chief Financial Officer (Principal Financial Officer)

Date: August 7, 2012

EXHIBIT INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
10.2 *	Third Amended and Restated Advisory Agreement among American Realty Capital New York Recovery REIT, Inc., New York Recovery Operating Partnership, L.P. and New York Recovery Advisors, LLC
10.48 *	Loan Agreement, among People's United Bank, ARC NYKNGHW001, LLC, ARC NYKNGHW002, LLC, ARC NYKNGHW003, LLC, and New York Recovery Operating Partnership, L.P., dated as of July 12, 2012
10.49 *	Amended and restated Promissory Note given by ARC NYKNGHW002, LLC to People's United Bank, dated as of July 12, 2012
31.1 *	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 *	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32 *
Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 *
XBRL (eXtensible Business Reporting Language). The following materials from American Realty Capital New York Recovery REIT, Inc.'s Quarterly Report on Form 10-Q for the three months ended June 30, 2012, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this information in furnished and not filed for purpose of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934

_____________________
* Filed herewith