Form 10-Q
period 2012-09-30
AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT INC
filed 2012-11-13
CIK 1474464

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of October 31, 2012, the registrant had 16,435,715 shares of common stock, $0.01 par value per share, outstanding.

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)

	September 30,	December 31,
	2012	2011
ASSETS	(Unaudited)
Real estate investments, at cost:
Land	$41,808	$18,439
Buildings, fixtures and improvements	160,432	96,596
Acquired intangible lease assets	16,442	10,591
Total real estate investments, at cost	218,682	125,626
Less accumulated depreciation and amortization	(9,665)	(4,175)
Total real estate investments, net	209,017	121,451
Cash and cash equivalents	16,899	10,222
Restricted cash	1,045	179
Due from affiliate, net	389	358
Prepaid expenses and other assets	3,262	1,856
Deferred costs, net	5,417	2,898
Total assets	$236,029	$136,964
LIABILITIES AND EQUITY
Mortgage notes payable	$106,491	$75,250
Revolving credit facility	14,000	—
Notes payable	—	5,933
Below-market lease liabilities, net	3,989	1,579
Derivatives, at fair value	1,065	204
Accounts payable and accrued expenses	2,841	2,293
Deferred rent and other liabilities	615	227
Distributions payable	739	287
Total liabilities	129,740	85,773
Preferred stock, $0.01 par value; 40,866,376 shares authorized, none issued and outstanding	—	—
Convertible preferred stock, $0.01 par value, 9,133,624 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 300,000,000 shares authorized, 14,971,524 and 6,658,903 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	150	67
Additional paid-in capital	122,298	47,786
Accumulated other comprehensive loss	(1,062)	(201)
Accumulated deficit	(16,416)	(8,597)
Total stockholders’ equity	104,970	39,055
Non-controlling interests	1,319	12,136
Total equity	106,289	51,191
Total liabilities and equity	$236,029	$136,964

The accompanying notes are an integral part of these financial statements

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
Rental income	$3,877	$1,604	$9,876	$4,713
Operating expense reimbursements	243	183	601	487
Total revenues	4,120	1,787	10,477	5,200
Operating expenses:
Property operating	682	150	1,532	861
Operating fees to affiliates	—	—	—	—
Acquisition and transaction related	1,242	46	2,884	457
General and administrative	68	92	149	188
Depreciation and amortization	2,143	922	5,509	2,800
Total operating expenses	4,135	1,210	10,074	4,306
Operating income (loss)	(15)	577	403	894
Other income (expenses):
Interest expense	(1,295)	(755)	(3,461)	(2,121)
Interest income	—	—	—	1
Loss on derivative instrument	—	—	(1)	—
Total other expenses	(1,295)	(755)	(3,462)	(2,120)
Net loss	(1,310)	(178)	(3,059)	(1,226)
Net loss (income) attributable to non-controlling interests	40	(27)	22	(129)
Net loss attributable to stockholders	$(1,270)	$(205)	$(3,037)	$(1,355)

Other comprehensive loss:
Designated derivative, fair value adjustment	(586)	(114)	(861)	(114)
Comprehensive loss	$(1,856)	$(319)	$(3,898)	$(1,469)

Basic and diluted weighted average common shares outstanding	13,508,525	2,198,529	10,509,721	1,344,555
Basic and diluted net loss per share available to stockholders	$(0.09)	$(0.26)	$(0.29)	$(1.80)

The accompanying notes are an integral part of these financial statements

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
Nine Months Ended September 30, 2012
(In thousands, except share data)
(Unaudited)

	Common Stock			Accumulated Other Comprehensive Loss
	Number of Shares	Par Value	Additional Paid-In Capital		Accumulated Deficit	Stockholders’ Equity	Non- controlling Interests	Total Equity
Balance, December 31, 2011	6,658,903	$67	$47,786	$(201)	$(8,597)	$39,055	$12,136	$51,191
Issuance of common stock	8,119,790	81	80,461	—	—	80,542	—	80,542
Common stock offering costs, commissions and dealer manager fees, net of reimbursements	—	—	(6,518)	—	—	(6,518)	—	(6,518)
Common stock issued though distribution reinvestment plan	219,279	2	2,081	—	—	2,083	—	2,083
Common stock repurchases	(37,670)	—	(371)	—	—	(371)	—	(371)
Share-based compensation	11,222	—	48	—	—	48	—	48
Increase in interest in Bleecker Street	—	—	(1,189)	—	—	(1,189)	(10,811)	(12,000)
Increase in equity of non-controlling interest holders	—	—	—	—	—	—	480	480
Distributions to non-controlling interest holders	—	—	—	—	—	—	(464)	(464)
Distributions declared	—	—	—	—	(4,782)	(4,782)	—	(4,782)
Net loss	—	—	—	—	(3,037)	(3,037)	(22)	(3,059)
Other comprehensive loss	—	—	—	(861)	—	(861)	—	(861)
Balance, September 30, 2012	14,971,524	$150	$122,298	$(1,062)	$(16,416)	$104,970	$1,319	$106,289

The accompanying notes are an integral part of this financial statement

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net loss attributable to stockholders	$(3,037)	$(1,355)
Adjustments to reconcile net loss attributable to stockholders to net cash provided by operating activities:
Depreciation	4,330	1,697
Amortization of intangibles	1,179	1,103
Amortization of deferred financing costs	586	262
Accretion of below-market lease liabilities and amortization of above-market lease assets, net	(323)	(175)
Net loss (income) attributable to non-controlling interests	(22)	129
Share-based compensation	48	73
Non-controlling interest issued	100	—
Changes in assets and liabilities:
Prepaid expenses and other assets	(1,221)	(375)
Accounts payable and accrued expenses	394	100
Deferred rent and other liabilities	388	79
Net cash provided by operating activities	2,422	1,538
Cash flows from investing activities:
Investment in real estate and other assets	(88,245)	(5,317)
Deposits for investments in real estate	—	(3,165)
Capital expenditures	(991)	(262)
Net cash used in investing activities	(89,236)	(8,744)
Cash flows from financing activities:
Payments on notes payable	(5,933)	—
Proceeds from mortgage notes payable	31,565	—
Payments on mortgage notes payable	(324)	(213)
Proceeds from revolving credit facility	42,500	—
Payments on revolving credit facility	(28,500)	—
Proceeds from issuance of common stock	80,134	24,983
Repurchases of common stock	(172)	—
Payments of offering costs and fees related to stock issuances	(7,248)	(7,057)
Payments of deferred financing costs	(2,923)	(1,228)
Distributions paid	(2,247)	(1,357)
Payments to affiliate	(31)	(150)
Distributions to non-controlling interest holders	(464)	(682)
Payments to non-controlling interest holder	(12,000)	—
Restricted cash	(866)	(298)
Net cash provided by financing activities	93,491	13,998
Net increase in cash and cash equivalents	6,677	6,792
Cash and cash equivalents, beginning of period	10,222	349
Cash and cash equivalents, end of period	$16,899	$7,141

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Supplemental Disclosures:
Cash paid for interest	$2,789	$1,221
Cash paid for income taxes	15	12
Non-Cash Investing and Financing Activities:
Mortgage notes payable used to acquire investments in real estate	$—	$6,250
Non-controlling interest retained by seller	380	—
Common stock issued through distribution reinvestment plan	2,083	193

The accompanying notes are an integral part of these financial statements

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

Note 1 — Organization
American Realty Capital New York Recovery REIT, Inc. (the “Company”), incorporated on October 6, 2009, is a Maryland corporation that qualified as a real estate investment trust for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2010.  On September 2, 2010, the Company commenced its initial public offering (the “IPO”) on a “reasonable best efforts” basis of up to 150.0 million shares of common stock, $0.01 par value per share, at a price of $10.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form S-11, as amended (File No. 333-163069) (the “Registration Statement”) filed with the U.S. Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended (the “Securities Act”). The Registration Statement also covers up to 25.0 million shares available pursuant to a distribution reinvestment plan (the “DRIP”) under which the Company’s common stockholders may elect to have their distributions reinvested in additional shares of the Company’s common stock at the greater of $9.50 per share or 95% of the estimated value of a share of common stock.
As of September 30, 2012, the Company had 15.0 million shares of common stock outstanding, including unvested restricted shares, converted shares of convertible preferred stock (the “Preferred Shares”) and shares issued under the DRIP. As of September 30, 2012, the Company had received total proceeds from the IPO, including shares issued under the DRIP, of $128.7 million from the sale of 13.0 million shares of common stock.  In addition, the Company sold 2.0 million Preferred Shares for gross proceeds of $17.0 million in a private placement pursuant to Rule 506 of Regulation D of the Securities Act (the “Preferred Offering”), which terminated on September 2, 2010, the effective date of the Registration Statement. On December 15, 2011, the Company exercised its option to convert the Preferred Shares into 2.0 million shares of common stock on a one-for-one basis. As of September 30, 2012, the aggregate value of all issuances and subscriptions of common stock outstanding was $149.3 million based on a per share value of $10.00 (or $9.50 for shares issued under the DRIP).
The Company was formed to acquire high quality, income-producing commercial real estate in the New York metropolitan area, and, in particular, properties located in New York City, with a focus on office and retail properties. All such properties may be acquired and operated by the Company alone or jointly with another party. The Company may also originate or acquire first mortgage loans secured by real estate.  The Company purchased its first property and commenced active operations in June 2010.  As of September 30, 2012, the Company owned 12 properties consisting of 294,638 rentable square feet, which were 94.6% leased on a weighted average basis with a weighted average remaining lease term of 9.2 years.
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
Note 2 — Summary of Significant Accounting Policies
The accompanying consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to this Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results for the entire year or any subsequent interim period.

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of, and for the year ended December 31, 2011, which are included in the Company's Annual Report on Form 10-K filed with the SEC on February 29, 2012. There have been no significant changes to the Company's significant accounting policies during the nine months ended September 30, 2012, other than the updates described below and the subsequent notes.
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
In December 2011, the FASB issued guidance regarding disclosures about offsetting assets and liabilities, which requires entities to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The guidance is effective for fiscal years and interim periods beginning on or after January 1, 2013, with retrospective application for all comparative periods presented. The adoption of this guidance, which is related to disclosure only, is not expected to have a material impact on the Company's financial position or results of operations.
In July 2012, the FASB issued revised guidance intended to simplify how an entity tests indefinite-lived intangible assets for impairment. The amendments will allow an entity first to assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. An entity will no longer be required to calculate the fair value of an indefinite-lived intangible asset and perform the quantitative test unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments are effective for annual and interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The Company does not expect the adoption to have a material impact on the Company's financial position or results of operations.

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

Note 3 — Real Estate Investments
 The following table presents the allocation of the assets acquired and liabilities assumed during the nine months ended September 30, 2012 and 2011:

	Nine Months Ended September 30,
(Dollar amounts in thousands)	2012	2011
Real estate investments, at cost:
Land	$23,369	$2,753
Buildings, fixtures and improvements	62,845	7,390
Total tangible assets	86,214	10,143
Acquired intangibles:
In-place leases	5,590	1,424
Above-market lease assets	261	—
Below-market lease liabilities	(2,758)	—
Total acquired intangibles	3,093	1,424
Total assets acquired, net	89,307	11,567
Mortgage notes payable used to acquire investments in real estate	—	(6,250)
Non-controlling interest retained by seller	(380)	—
Other liabilities assumed	(682)	—
Cash paid for acquired real estate investments	$88,245	$5,317
Number of properties purchased	3	2

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

The Company acquires and operates commercial and residential properties. All such properties may be acquired and operated by the Company alone or jointly with another party. Buildings, fixtures and improvements include $25.0 million, comprised of $21.3 million and $3.7 million provisionally assigned to buildings and fixtures, respectively, pending receipt of the final cost segregation analysis on such assets being prepared by a third party consultant. The Company’s portfolio of real estate properties is comprised of the following properties as of September 30, 2012:

Portfolio Property	Acquisition Date	Number of Properties	RentableSquare Feet	Occupancy	Remaining Lease Term (1)	Annualized Net Operating Income (2)	Base Purchase Price (3)	Capitalization Rate (4)	Annualized Rental Income (5) per RentedSquare Foot
						(In thousands)	(In thousands)
Interior Design Building	Jun. 2010	1	81,082	92.7%	3.6	$2,075	$32,250	6.4%	$39.75
Bleecker Street (6)	Dec. 2010	3	9,724	100.0%	7.4	2,463	34,000	7.2%	262.65
Foot Locker	Apr. 2011	1	6,118	100.0%	13.3	455	6,167	7.4%	74.37
Regal Parking Garage	Jun. 2011	1	12,856	100.0%	21.8	405	5,400	7.5%	31.50
Duane Reade	Oct. 2011	1	9,767	100.0%	16.1	960	14,000	6.9%	98.29
416 Washington Street	Nov. 2011	1	22,306	100.0%	12.7	927	9,860	9.4%	47.34
One Jackson Square	Nov. 2011	1	7,080	100.0%	14.8	1,632	22,500	7.3%	236.16
Portfolio, December 31, 2011		9	148,933	96.0%	9.7	8,917	124,177	7.2%	70.56

42nd Street	Mar. 2012	1	42,774	100.0%	14.0	1,556	20,700	7.5%	41.73
1100 Kings Highway	May 2012	1	61,318	100.0%	9.1	2,369	36,727	6.5%	41.52
163 Washington Avenue Apartments (7)	Sep. 2012	1	41,613	75.8%	1.1	*	31,500	*	48.72
2012 Acquisitions		3	145,705	93.1%	8.3	3,925	88,927	6.8%	44.66
Portfolio, September 30, 2012		12	294,638	94.6%	9.2	$12,842	$213,104	7.1%	$57.95
______________________________
* Annualized net operating income and capitalization rate will be reported at the end of the quarter following three months of ownership.

(1)	Remaining lease term in years as of September 30, 2012, calculated on a weighted-average basis.

(2)
Annualized net operating income for the three months ended September 30, 2012 or since acquisition date.  Net operating income is rental income on a straight-line basis, which includes tenant concessions such as free rent, as applicable, plus operating expense reimbursement revenue less property operating expenses.

(3)	Contract purchase price, excluding acquisition related costs.

(4)	Annualized net operating income divided by base purchase price.

(5)	Annualized rental income as of September 30, 2012 for the in-place leases in the property portfolio on a straight-line basis, which includes tenant concessions such as free rent, as applicable.

(6)
Non-controlling interest holders contributed $13.0 million to purchase this portfolio. The Company redeemed $12.0 million of an affiliate's non-controlling interest during three months ended June 30, 2012.

(7)	Non-controlling interest holder retained an equity interest in the property with a value of $0.4 million, which is excluded from the cash purchase price of $31.5 million reported above.

The following table presents pro forma information as if the acquisitions during the nine months ended September 30, 2012, had been consummated on January 1, 2011:

	Nine Months Ended September 30,
(In thousands)	2012	2011
Pro forma revenues	$13,015	$10,062
Pro forma net loss attributable to stockholders	$(486)	$(3,575)

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

The following table presents future minimum base rent cash payments due to the Company subsequent to September 30, 2012.  These amounts exclude contingent rental payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes among other items.

(In thousands)	Future Minimum Base Rent Payments
October 1, 2012 — December 31, 2012	$3,688
2013	14,278
2014	13,392
2015	12,960
2016	12,644
Thereafter	93,316
$150,278

The following table lists the tenants whose annualized rental income on a straight-line basis represented greater than 10% of total annualized rental income for all portfolio properties on a straight-line basis as of September 30, 2012 and 2011:

		September 30,
Property Portfolio	Tenant	2012	2011
Bleecker Street	Burberry Limited	*	16.8%
Bleecker Street	Michael Kors Stores, LLC	*	10.1%
_____________________
* Tenant’s annualized rental income on a straight-line basis was not greater than 10% of total annualized rental income for all portfolio properties as of the period specified.
The termination, delinquency or non-renewal of the above tenants may have a material adverse effect on revenues as of September 30, 2012. No other tenant represents more than 10% of annualized rental income as of September 30, 2012 and 2011.
Note 4 — Revolving Credit Facility
On March 30, 2012, the Company entered into a senior unsecured revolving credit facility in the amount of $40 million with Capital One, National Association. The credit facility contains an “accordion” feature to allow the Company, under certain circumstances, to increase the aggregate commitments under the revolving credit facility to a maximum of $150 million. The credit facility has a term of 36 months, subject to the Company’s right to a 12-month extension. The credit facility generally bears interest at a floating rate equal to LIBOR plus 2.50%, subject to adjustment as set forth in the credit agreement, and includes an unused commitment fee per annum of (a) 0.2% if the unused balance of the facility is equal to or less than 50% of the available facility and (b) 0.3% if the unused balance of the facility exceeds 50% of the available facility. The outstanding balance on the credit facility as of September 30, 2012 was $14.0 million with an interest rate of 2.7% and the unused borrowing capacity, based on the value of the one borrowing base property as of September 30, 2012, was $7.1 million.
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
The credit facility requires the Company to meet certain financial covenants, including the maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios) as well as the maintenance of a minimum net worth. As of September 30, 2012, the Company was in compliance with the debt covenants under the credit facility agreement.

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
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
Note 6 — Mortgage Notes Payable
 The Company’s mortgage notes payable as of September 30, 2012 and December 31, 2011 consist of the following:

		Outstanding Loan Amount
Portfolio	Encumbered Properties	September 30, 2012	December 31, 2011	Effective Interest Rate		Interest Rate	Maturity
		(In thousands)	(In thousands)
Interior Design Building	1	$21,038	$21,300	4.4%		Fixed	Dec. 2021
Bleecker Street	3	21,300	21,300	4.3%		Fixed	Dec. 2015
Foot Locker	1	3,250	3,250	4.6%		Fixed	Jun. 2016
Regal Parking Garage	1	3,000	3,000	4.5%		Fixed	Jul. 2016
Duane Reed	1	8,400	8,400	3.6%		Fixed	Nov. 2016
Washington Street Portfolio	1	4,938	5,000	4.4%		Fixed	Dec. 2021
One Jackson Square	1	13,000	13,000	3.4%	(1)	Fixed	Dec. 2016
42nd Street	1	11,365	—	3.4%		Fixed	Aug. 2017
1100 Kings Highway	1	20,200	—	3.4%	(1)	Fixed	Aug. 2017
	11	$106,491	$75,250	3.9%	(2)
______________________

(1)	Fixed through an interest rate swap agreement.

(2)	Calculated on a weighted average basis for all mortgages outstanding as of September 30, 2012.
The Company’s sources of secured financing generally require financial covenants, including restrictions on corporate guarantees, the maintenance of certain financial ratios (such as specified equity and debt service coverage ratios) as well as the maintenance of minimum net worth.  As of September 30, 2012 and December 31, 2011, the Company was in compliance with the debt covenants under the mortgage note agreements.
The following table summarizes the scheduled aggregate principal repayments subsequent to September 30, 2012:

(In thousands)	Future Minimum Principal Payments
October 1, 2012 — December 31, 2012	$110
2013	453
2014	473
2015	21,794
2016	28,167
Thereafter	55,494
Total	$106,491

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of September 30, 2012 and December 31, 2011, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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
The following table presents information about the Company’s liabilities (including derivatives that are presented net) measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011, aggregated by the level in the fair value hierarchy within which those instruments fall:

(In thousands)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
September 30, 2012
Interest rate swaps	$—	$1,065	$—	$1,065
December 31, 2011
Interest rate swap	$—	$204	$—	$204
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets. There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the nine months ended September 30, 2012.

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
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

		Carrying Amount at	Fair Value at	Carrying Amount at	Fair Value at
(In thousands)	Level	September 30, 2012	September 30, 2012	December 31, 2011	December 31, 2011
Mortgage notes payable	3	$106,491	$106,546	$75,250	$75,249
Revolving credit facility	3	$14,000	$14,000	$—	$—
The fair value of the mortgage notes payable and revolving credit facility are estimated using a discounted cash flow analysis, based on the Advisor's experience with similar types of borrowing arrangements.
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
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2012, such derivatives were used to hedge the variable cash flows associated with variable-rate debt. The ineffective portion of the change in the fair value of the derivatives is recognized directly in earnings. During the nine months ended September 30, 2012, the Company recorded $1,000 of hedge ineffectiveness in earnings due to a timing mismatch of the debt closing. During the three months ended September 30, 2011, there was no hedge ineffectiveness.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $0.4 million will be reclassified from other comprehensive income as an increase to interest expense.

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

As of September 30, 2012 and December 31, 2011, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk. These derivatives relate to interest rate swap agreements to fix the variable-rate mortgages secured by the retail condominium units at One Jackson Square, the properties at 1100 Kings Highway and the 163 Washington Avenue Apartments. The variable rate financing secured by the 163 Washington Avenue Apartments is expected to close during the three months ended December 31, 2012.

	September 30, 2012		December 31, 2011
Interest Rate Derivative	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Interest rate swaps	3	$50,525	1	13,000
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheets as of September 30, 2012 and December 31, 2011:

(In thousands)	Balance Sheet Location	September 30, 2012	December 31, 2011
Derivatives designated as hedging instruments:
Interest rate swaps	Derivative, at fair value	$(1,065)	$(204)
Derivatives in Cash Flow Hedging Relationships
The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the three and nine months ended September 30, 2012.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2012	2011	2012	2011
Amount of loss recognized in accumulated other comprehensive income from interest rate derivatives (effective portion)	$(654)	$(114)	$(1,004)	$(114)
Amount of gain (loss) reclassified from accumulated other comprehensive income into income as interest expense (effective portion)	$(68)	$—	$(143)	$—
Amount of gain (loss) recognized in income on derivative instruments (ineffective portion and amount excluded from effectiveness testing)	$—	$—	$(1)	$—
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
As of September 30, 2012, the fair value of derivatives in a net liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $1.1 million. As of September 30, 2012, the Company has not posted any collateral related to its agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at the aggregate termination value of $1.1 million at September 30, 2012.

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

Note 9 — Common Stock
As of September 30, 2012 and December 31, 2011, the Company had 15.0 million and 6.7 million shares of common stock outstanding, respectively, including unvested restricted stock, converted Preferred Shares and shares issued under the DRIP.
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
During the nine months ended September 30, 2012, the Company received six requests to repurchase an aggregate of 37,670 shares of common stock pursuant to the share repurchase plan. During the nine months ended September 30, 2012, the Company funded the repurchase requests of 17,357 shares at an average price per share of $9.95. As of September 30, 2012, the Company approved the repurchase request of 22,851 shares, at an average price per share of $9.80.
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
Note 11 — Related Party Transactions and Arrangements
New York Recovery Special Limited Partnership, LLC, an entity wholly owned by the Sponsor, owned 20,000 shares of the Company’s outstanding common stock as of September 30, 2012 and December 31, 2011.
Fees Paid in Connection with the Preferred Offering and the IPO
The Dealer Manager and the Sponsor receive fees and compensation in connection with the sale of the Company’s common stock in the IPO. The Dealer Manager receives a selling commission of up to 7.0% of gross offering proceeds before reallowance of commissions earned by participating broker-dealers. Alternatively, a participating broker-dealer may elect to receive a fee equal to 7.5% of gross proceeds from the sale of shares by such participating broker-dealer, with 2.5% thereof paid at the time of such sale and 1% thereof paid on each anniversary of the closing of such sale up to and including the fifth anniversary of the closing of such sale. In addition, the Dealer Manager receives up to 3.0% of the gross proceeds from the sale of common stock, before reallowance to participating broker-dealers, as a dealer-manager fee. The Dealer Manager may re-allow its dealer-manager fee to such participating broker-dealers, based on such factors as the volume of shares sold by respective participating broker-dealers and marketing support provided as compared to other participating broker-dealers. The following table details total selling commissions and dealer manager fees incurred from the Dealer Manager during the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2012	2011	2012	2011
Total commissions and fees incurred from Dealer Manager	$2,908	$1,226	$7,858	$2,445

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

 The Advisor and its affiliates receive compensation and reimbursement for services provided in connection with the IPO and Preferred Offering. All offering costs incurred by the Company or its affiliated entities on behalf of the Company are charged to additional paid-in capital on the accompanying balance sheets. The following table details offering costs reimbursements incurred from the Advisor and Dealer Manager during the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2012	2011	2012	2011
Fees and expense reimbursements incurred from the Advisor and Dealer Manager (1)	$669	$1,463	$(2,510)	$2,621
__________________
(1) The Advisor elected to reimburse offering costs in excess of 15% of proceeds from the sale of common stock. This cash reimbursement was paid in April 2012.

The Company is responsible for offering and related costs from its IPO up to a maximum of 1.5% of gross proceeds received from the IPO, excluding commissions and dealer manager fees, measured at the end of the IPO. Offering costs in excess of the 1.5% cap as of the end of the offering are the Advisor's responsibility. As of September 30, 2012, offering and related costs exceeded 1.5% of gross proceeds received from the IPO by $4.9 million. Commencing in the first quarter of 2012, the Advisor elected to cap cumulative offering costs incurred by the Company, net of unpaid amounts, to 15% of common stock proceeds during the offering period. To comply with this newly implemented policy, the Advisor reimbursed the Company for $4.7 million in cash of offering related costs during the six months ended June 30, 2012. As of September 30, 2012, cumulative offering costs were $19.1 million. Cumulative offering costs net of unpaid amounts, were less than the 15% threshold as of September 30, 2012.
The Company had accrued expenses payable to the Advisor and the Dealer Manager of $0.1 million and $0.2 million at September 30, 2012 and December 31, 2011, respectively, for services relating to the IPO and offering and other cost reimbursements paid on behalf of the Company.
Fees Paid in Connection With the Operations of the Company
The Advisor receives an acquisition fee of 1.0% of the contract purchase price of each asset acquired and is reimbursed for acquisition expenses incurred in the process of acquiring assets in an amount estimated to be approximately 0.5% of the purchase price of each property (including the Company's pro rata share of debt attributable to such property) and 0.5% of the amount advanced for a loan or other investment (including the Company's pro rata share of debt attributable to such investment). In no event will the total of all acquisition fees and acquisition expenses (including any financing coordination fee) payable with respect to a particular asset exceed 4.5% of the contract purchase price of the asset.

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

The Company pays the Advisor an asset management fee equal to 0.75% per annum of the cost of the Company's assets (cost includes the purchase price, acquisition expenses, capital expenditures and other customarily capitalized costs, but excludes acquisition fees) plus costs and expenses incurred by the Advisor in providing asset management services; provided, however, that the asset management fee is reduced by any amounts payable to the Property Manager as an oversight fee, such that the aggregate of the asset management fee and the oversight fee does not exceed 0.75% per annum of the cost of the Company's assets plus costs and expenses incurred by the Advisor in providing asset management services. Prior to July 1, 2012, this fee was payable in monthly installments, at the discretion of the Company’s board, in cash, common stock or restricted stock grants, or any combination thereof.  Effective July 1, 2012, the payment of asset management fees in monthly installments in cash, shares or restricted stock grants, or any combination thereof to the Advisor was eliminated. Instead the Company expects to issue (subject to periodic approval by the board of directors) to the Advisor performance-based restricted partnership units of the OP designated as "Class B units," which are intended to be profits interests and will vest, and no longer be subject to forfeiture, at such time as: (x) the value of the OP's assets plus all distributions made equals or exceeds the total amount of capital contributed by investors plus a 6.0% cumulative, pre-tax, non-compounded annual return thereon (the "economic hurdle"); (y) any one of the following occurs: (1) the termination of the advisory agreement by an affirmative vote of a majority of the Company's independent directors without cause; (2) a listing; or (3) another liquidity event; and (z) the Advisor is still providing advisory services to the Company (the "performance condition"). Such Class B units will be forfeited immediately if: (a) the advisory agreement is terminated other than by an affirmative vote of a majority of the Company's independent directors without cause; or (b) the advisory agreement is terminated by an affirmative vote of a majority of the Company's independent directors without cause before the economic hurdle has been met. When and if approved by the board of directors, the Class B units are expected to be issued to the Advisor quarterly in arrears pursuant to the terms of the OP agreement. As of September 30, 2012, the Company does not consider achievement of the performance condition to be probable. The value of issued Class B units will be determined and expensed, when the Company deems the achievement of the performance condition to be probable. The Advisor will receive distributions on unvested Class B units equal to the distribution rate received on the Company's common stock. Such distributions on issued Class B units will be expensed in the consolidated statement of operations until the performance condition is considered probable to occur. No Class B units have been approved by the board of directors or issued as of September 30, 2012 or through the date of the filing of this Form 10-Q.
Unless the Company contracts with a third party, the Company will pay the Property Manager a property management fee equal to: (i) for non-hotel properties, 4.0% of gross revenues from the properties managed, plus market-based leasing commissions; and (ii) for hotel properties, a market-based fee based on a percentage of gross revenues.  The Company will also reimburse the Property Manager for property-level expenses.  The Property Manager may subcontract the performance of its property management and leasing services duties to third parties and pay all or a portion of its property management fee to the third parties with whom it contracts for these services. If the Company contracts directly with third parties for such services, the Company will pay them customary market fees and will pay the Property Manager an oversight fee equal to 1.0% of the gross revenues of the property managed.
If the Company’s Advisor provides services in connection with the origination or refinancing of any debt that the Company obtains and uses to acquire assets, or that is assumed, directly or indirectly, in connection with the acquisition of assets, the Company will pay the Advisor a financing coordination fee equal to 0.75% of the amount available or outstanding under such financing or such assumed debt.
The following tables detail amounts incurred and amounts contractually due and forgiven in connection with the operations related services described above for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,
	2012		2011
(In thousands)	Incurred	Forgiven	Incurred	Forgiven
One-time fees and reimbursements:
Acquisition fees and related cost reimbursements	$483	$—	$—	$—
Financing coordination fees	267	—	—	—
Ongoing fees:
Asset management fees (1)	—	—	—	147
Property management and leasing fees	—	135	—	46
Total related party operational fees and reimbursements	$750	$135	$—	$193

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

	Nine Months Ended September 30,
	2012		2011
(In thousands)	Incurred	Forgiven	Incurred	Forgiven
One-time fees and reimbursements:
Acquisition fees and related cost reimbursements	$1,380	$—	$191	$—
Financing coordination fees	572	—	47	—
Ongoing fees:				—
Asset management fees (1)	—	540	—	403
Property management and leasing fees	—	341	—	123
Total related party operational fees and reimbursements	$1,952	$881	$238	$526
___________________________________________

(1)
Asset management fees through June 30, 2012, have been waived.  Effective July 1, 2012, the Company expects to issue (subject to approval by the board of directors) to the Advisor restricted performance based Class B units for asset management fees, which will be forfeited immediately if certain conditions occur. No Class B units have been issued as of September 30, 2012 or through the date of the filing of this Form 10-Q.

The Company will reimburse the Advisor’s costs and expenses of providing services, subject to the limitation that it will not reimburse the Advisor for any amount by which the Company's total operating expenses (including the asset management fee, but excluding organization and offering expenses, acquisition fees, acquisition expenses, financing coordination fees and certain other items) for the four preceding fiscal quarters exceeds the greater of (a) 2.0% of average invested assets and (b) 25.0% of net income other than any additions to reserves for depreciation, bad debt or other similar non cash reserves and excluding any gain from the sale of assets for that period.  Additionally, the Company will not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives a separate fee.  No reimbursement was incurred from the Advisor for providing administrative services for the three and nine months ended September 30, 2012 or 2011.
In order to improve operating cash flows and the ability to pay distributions from operating cash flows, the Advisor agreed to waive certain fees including asset management and property management fees. Because the Advisor waived certain fees, cash flow from operations that would have been paid to the Advisor was available to pay distributions to stockholders.  The fees that were forgiven are not deferrals and accordingly, will not be paid to the Advisor in cash. Additionally, to improve the Company’s working capital, the Advisor may elect to absorb a portion of the Company’s expenses. The following table details property operating and general and administrative expenses absorbed by the Advisor during the three and nine months ended September 30, 2012 and 2011. These costs are presented net in the accompanying consolidated statements of operations and comprehensive loss.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2012	2011	2012	2011
Property operating expenses absorbed	$—	$255	$170	$255
General and administrative expenses absorbed	156	113	470	324
Total expenses absorbed	$156	$368	$640	$579
The Company had a receivable from affiliates of $0.4 million at September 30, 2012 and December 31, 2011 related to absorbed property operating and general and administrative expenses.
The Advisor, at its election, may also contribute capital to enhance the Company’s cash position for working capital and distribution purposes.  Any contributed capital amounts are not reimbursable to the Advisor.  Further, any capital contributions are made without any corresponding issuance of shares of common or preferred stock of the Company. No contributions were made by the Advisor during the nine months ended September 30, 2012. The Advisor elected to contribute $15,000 during the nine months ended September 30, 2011.

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
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
Fees Paid in Connection with the Liquidation or Listing of the Company’s Real Estate Assets
For substantial assistance in connection with the sale of properties, the Company will pay the Advisor a property disposition fee, not to exceed the lesser of 2.0% of the contract sale price of the property and one-half of the competitive real estate commission paid if a third party broker is also involved; provided, however that in no event may the property disposition fee paid to the Advisor when added to real estate commissions paid to unaffiliated third parties exceed the lesser of 6.0% of the contract sales price and a competitive real estate commission. For purposes of the foregoing, "competitive real estate commission" means a real estate brokerage commission for the purchase or sale of a property which is reasonable, customary and competitive in light of the size, type and location of the property. No such fees were incurred or paid for the three and nine months ended September 30, 2012 or 2011.
An affiliate of the Advisor will receive from time to time, when available, a subordinated participation in the net sales proceeds from the sale of assets of 15.0% of the remaining net sale proceeds after return of capital contributions to investors plus payment to investors of an annual 6.0% cumulative, pre-tax non-compounded return on the capital contributed by investors.  No such amounts were incurred or paid for the three and nine months ended September 30, 2012 or 2011.
Upon the listing of the Company's common stock, an affiliate of the Advisor will receive a non-interest bearing promissory note equal to 15.0% of the amount, if any, by which the sum of the Company's market value plus distributions paid by the Company prior to listing exceeds the sum of the aggregate capital contributed by investors plus an amount equal to an annual 6.0% cumulative, non-compounded return to investors. No such amounts were incurred or paid for the three and nine months ended September 30, 2012 and 2011.
Upon termination of the advisory agreement, an affiliate of the Advisor shall be entitled to a subordinated termination fee payable in the form of a non-interest bearing promissory note. In addition, the affiliate of the Advisor may elect to defer its right to receive a subordinated termination amount until either a listing or other liquidity event occurs.
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
Note 13 — Share-Based Compensation
Stock Option Plan
The Company has a stock option plan (the “Plan”) which authorizes the grant of nonqualified stock options to the Company’s independent directors, officers, advisors, consultants and other personnel, subject to the absolute discretion of the board of directors and the applicable limitations of the Plan. The exercise price for all stock options granted under the Plan will be fixed at $10.00 per share until the termination of the IPO, and thereafter the exercise price for stock options granted to the independent directors will be equal to the fair market value of a share on the last business day preceding the annual meeting of stockholders. Upon a change in control, unvested options will become fully vested and any performance conditions imposed with respect to the option will be deemed to be fully achieved.  A total of 0.5 million shares have been authorized and reserved for issuance under the Plan. As of September 30, 2012 and December 31, 2011, no stock options were issued under the Plan.

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
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
Restricted share awards entitle the recipient to receive shares of common stock from the Company under terms that provide for vesting over a specified period of time or upon attainment of pre-established performance objectives. Such awards would typically be forfeited with respect to the unvested shares upon the termination of the recipient’s employment or other relationship with the Company. Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of restricted shares may receive cash distributions prior to the time that the restrictions on the restricted shares have lapsed. Any distributions payable in common shares shall be subject to the same restrictions as the underlying restricted shares. The following table displays restricted share award activity during the nine months ended September 30, 2012:

	Number of Common Shares	Weighted-Average Issue Price
Unvested, December 31, 2011	13,800	$10.00
Granted	9,000	9.00
Vested	(3,000)	10.00
Unvested, September 30, 2012	19,800	$9.55
The fair value of the shares will be expensed over the vesting period of five years. Compensation expense related to restricted stock was approximately $12,000 and $28,000 for the three and nine months ended September 30, 2012, respectively, and $1,000 for the three and nine months ended September 30, 2011.
Other Share-Based Compensation
The Company may issue common stock in lieu of cash to pay fees earned by the Company's directors. There are no restrictions on the shares issued since these payments in lieu of cash relate to fees earned for services performed. The Company issued 2,222 shares of common stock to directors during the nine months ended September 30, 2012 in lieu of approximately $20,000 of board fees earned for services performed. There were no such shares of common stock issued in lieu of cash during the nine months ended September 30, 2011.
Note 14 — Net Loss Per Share
The following is a summary of the basic and diluted net loss per share computation for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share and per share data)	2012	2011	2012	2011
Net loss attributable to stockholders	$(1,270)	$(205)	$(3,037)	$(1,355)
Less: distributions declared on Preferred Shares	—	(357)	—	(1,059)
Net loss available to stockholders	$(1,270)	$(562)	$(3,037)	$(2,414)
Weighted average common shares outstanding	13,508,525	2,198,529	10,509,721	1,344,555
Net loss per share available to stockholders, basic and diluted	$(0.09)	$(0.26)	$(0.29)	$(1.80)

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

There were no distributions paid on unvested restricted stock during the three and nine months ended September 30, 2012 and 2011.  Diluted net loss per share assumes the conversion of all common share equivalents into an equivalent number of common shares, unless the effect is antidilutive.  The Company considers unvested restricted stock and Preferred Shares to be common share equivalents. The following common stock equivalents as of September 30, 2012 and 2011, were excluded from diluted loss per share computations as their effect would have been antidilutive for the three and nine months ended September 30, 2012 and 2011:

	September 30,
	2012	2011
Unvested restricted stock	19,800	9,000
Preferred shares	—	1,966,376
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
The non-controlling members’ aggregate initial investment balance of $13.0 million has been reduced by the monthly distributions paid to each non-controlling member.  There were approximately $17,000 and $0.5 million of distributions to non-controlling members during the three and nine months ended September 30, 2012, respectively.  There were $0.2 million and $0.7 million of distributions to non-controlling members during the three and nine months ended September 30, 2011, respectively.
The Company redeemed the affiliate's interest of $12.0 million in Bleecker Street in April 2012. The Company may elect to redeem the third party’s interest in Bleecker Street at any time after December 1, 2013.  Under this election, the redemption price is the member’s initial capital contribution and any unpaid distributions or, if the Company is simultaneously selling its interest to a third party, the redemption price is the member’s pro-rata share of Bleecker Street based on its cumulative capital contribution. If a sale of Bleecker Street occurs before the Company elects to purchase the third party non-controlling members’ interest, all net profits or losses derived from the sale shall be distributed to all members pro-rata, based on their cumulative capital contributions. If a sale of Bleecker Street occurs after December 1, 2013, or the date the Company elects to redeem the non-controlling members’ interest, then the Company receives all net profits or losses derived from the sale.
The Company is the controlling member of the limited liability company that owns the 163 Washington Avenue Apartments, acquired in September 2012. The Company has the sole voting rights under the operating agreement of this limited liability company. The non-controlling members’ aggregate initial investment balance of $0.5 million will be reduced by the distributions paid to each non-controlling member.
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

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

Sales of Common Stock
 As of October 31, 2012, the Company had 16.4 million shares of common stock outstanding, including converted Preferred Shares, unvested restricted shares and shares issued under the DRIP. As of October 31, 2012, the aggregate value of all share issuances was $163.9 million based on a per share value of $10.00 (or $9.50 per share for shares issued under the DRIP).
Capital received, including shares issued under the DRIP and net of repurchases of common stock, is as follows:

Source of Capital (In thousands)	Inception to September 30, 2012	October 1 to October 31, 2012	Total
Common stock	$128,732	$14,533	$143,265
Converted preferred stock	16,954	—	16,954
Contributions from non-controlling interest holders, net of redemptions	1,000	—	1,000
	$146,686	$14,533	$161,219
Acquisitions and Financings
On October 9, 2012, the Company acquired a portfolio of three retail condominiums, containing 19,960 rentable square feet, located at 1623 Kings Highway in Brooklyn, New York, for a purchase price of $13.3 million, excluding acquisition costs. Each condominium is 100% leased with a weighted average remaining lease term of 10.4 years at the closing date and weighted average annualized rental income of $52.96 per rented square foot. The Company funded the acquisition with (a) net proceeds from the IPO of $6.0 million and (b) $7.3 million from mortgage notes payable. The interest on the mortgage note payable is fixed through an interest rate swap agreement at 3.30%.  The mortgage note payable requires monthly interest-only payments, with all principal outstanding due on the maturity date in November 2017.
Impacts of Hurricane Sandy
The Company is communicating with its tenants to evaluate whether any of its properties may have been affected by Hurricane Sandy in a manner that would have resulted in any property damage or financial impact, as well as the Company's ability to recover, through its insurance policies, any loss due to interruption of business or damage to any property. While the Company believes its property and other insurance will significantly defray the cost of fixing any damage and compensating the Company for any loss, there can be no assurance that such insurance will be sufficient to compensate the Company for construction costs or lost revenue.

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

•	We owned only 12 properties as of September 30, 2012.
Overview
 We were incorporated on October 6, 2009 as a Maryland corporation that qualified as a REIT, beginning with the taxable year ended December 31, 2010.  On September 2, 2010, we commenced our IPO on a “reasonable best efforts” basis of up to 150.0 million shares of common stock, $0.01 par value per share, at a price of $10.00 per share, subject to certain volume and other discounts, pursuant to our Registration Statement on Form S-11, as amended (File No. 333-163069) (the “Registration Statement”) filed with the Securities and Exchange Commission (the "SEC") under the Securities Act of 1933, as amended (the “Securities Act”).  Our Registration Statement also covers up to 25.0 million shares available pursuant to a distribution reinvestment plan (the “DRIP”) under which our common stockholders may elect to have their distributions reinvested in additional shares of our common stock at the greater of $9.50 per share or 95% of the estimated value of a share of common stock.
As of September 30, 2012, we had 15.0 million shares of common stock outstanding, including unvested restricted shares, converted shares of convertible preferred stock (the "Preferred Shares") and shares issued under the DRIP. As of September 30, 2012, we had received total proceeds from the IPO, including shares issued under the DRIP, of $128.7 million from the sale of 13.0 million shares of common stock.  In addition, we sold 2.0 million Preferred Shares for gross proceeds of $17.0 million in a private placement pursuant to Rule 506 of Regulation D of the Securities Act, which terminated on September 2, 2010, the effective date of the Registration Statement. On December 15, 2011, we exercised our option to convert the Preferred Shares into 2.0 million shares of common stock on a one-for-one basis. As of September 30, 2012, the aggregate value of all issuances and subscriptions of common stock outstanding was $149.3 million based on a per share value of $10.00 (or $9.50 for shares issued under the DRIP).
 We were formed to acquire high quality, income-producing commercial and residential real estate in the New York metropolitan area, and, in particular, properties located in New York City, with a focus on office and retail properties. All such properties may be acquired and operated by us alone or jointly with another party. We also may originate or acquire first mortgage loans secured by real estate.  We purchased our first property and commenced active operations in June 2010.  As of September 30, 2012, we owned 12 properties consisting of 294,638 rentable square feet, which were 94.6% leased on a weighted average basis with a weighted average remaining lease term of 9.2 years.
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

Offering and Related Costs
Offering and related costs include all expenses incurred in connection with our IPO. Offering costs (other than selling commissions and the dealer manager fees) include costs that may be paid by the Advisor, the Dealer Manager or their affiliates on our behalf.  These costs include but are not limited to (i) legal, accounting, printing, mailing, and filing fees; (ii) escrow service related fees; (iii) reimbursement of the Dealer Manager for amounts it may pay to reimburse the bona fide diligence expenses of broker-dealers; and (iv) reimbursement to the Advisor for a portion of the costs of its employees and other costs in connection with preparing supplemental sales materials and related offering activities. We are obligated to reimburse the Advisor or its affiliates, as applicable, for organization and offering costs paid by them on our behalf, provided that the Advisor is obligated to reimburse us to the extent organization and offering costs (excluding selling commissions and the dealer manager fee) incurred by us in our offering exceed 1.5% of gross offering proceeds in the IPO. As a result, these costs are only our liability to the extent aggregate selling commissions, the dealer manager fee and other organization and offering costs do not exceed 11.5% of the gross proceeds determined at the end of our IPO.
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
Investments in Real Estate
Investments in real estate are recorded at cost. Improvements and replacements are capitalized when they extend the useful life of the asset. Costs of repairs and maintenance are expensed as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of up to 40 years for buildings, 15 years for land improvements, five to ten years for fixtures and building improvements, and the shorter of the useful life or the remaining lease term for tenant improvements and leasehold interests.
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

The value of in-place leases is amortized to expense over the initial term of the respective leases, which range primarily from one to 28 years. The value of customer relationship intangibles is amortized to expense over the initial term and any renewal periods in the respective leases, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building. If a tenant terminates its lease, the unamortized portion of the in-place lease value and customer relationship intangibles is charged to expense.
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

In July 2012, the FASB issued revised guidance intended to simplify how an entity tests indefinite-lived intangible assets for impairment. The amendments will allow an entity first to assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. An entity will no longer be required to calculate the fair value of an indefinite-lived intangible asset and perform the quantitative test unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments are effective for annual and interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. We do not expect the adoption to have a material impact on our consolidated financial position or results of operations.
Results of Operations
As of September 30, 2012, we owned 12 properties which were 94.6% leased on a weighted average basis, compared to six properties as of September 30, 2011, which were 89.2% leased on a weighted average basis.  Accordingly, our results of operations for the three and nine months ended September 30, 2012 as compared to the three and nine months ended September 30, 2011 reflect significant increases in most categories.
Comparison of Three Months Ended September 30, 2012 to Three Months Ended September 30, 2011
Rental Income
Rental income increased $2.3 million to $3.9 million for the three months ended September 30, 2012, compared to $1.6 million for the three months ended September 30, 2011. The increase in rental income was primarily driven by our acquisition of six properties since July 1, 2011, which resulted in an increase in rental income of $2.2 million for the three months ended September 30, 2012, compared to the three months ended September 30, 2011. Rental income at the Interior Design Building ("IDB") increased by $0.1 million as a result of new leasing activity. IDB's occupancy rate increased to 92.7% at September 30, 2012 from 85.4% at September 30, 2011, which was partially offset by a decrease in annualized rental income per square foot to $39.75 at September 30, 2012 from $43.15 at September 30, 2011.
Operating Expense Reimbursements
Operating expense reimbursements remained relatively flat at $0.2 million for the three months ended September 30, 2012 and 2011.  Additional operating expense reimbursements of $0.1 million related to acquisitions was offset by a decrease of $0.1 million in operating expense reimbursements at IDB due to lease terminations. Pursuant to many of our lease agreements at IDB, tenants are required to pay their pro rata share of property operating expenses in excess of a base amount. Property operating expenses for new and renewed tenants at IDB were not in excess of their base amounts during the three months ended September 30, 2012.
Property Operating Expenses
Property operating expenses increased $0.5 million to $0.7 million for the three months ended September 30, 2012, compared to $0.2 million for the three months ended September 30, 2011.  The increase in property operating expenses of $0.3 million related to real estate taxes, maintenance and insurance costs associated with the properties that have been acquired since July 1, 2011. The remainder of the increase related to $0.2 million of property operating expenses absorbed by our Advisor during the three months ended September 30, 2011. No such expenses were absorbed during the three months ended September 30, 2012.
Operating Fees to Affiliates
Our affiliated Property Manager is entitled to fees for the management of our properties.  Our Property Manager elected to waive these fees for the three months ended September 30, 2012 and 2011.  For the three months ended September 30, 2012 and 2011, we would have incurred property management fees of $0.1 million and approximately $46,000, respectively, had these fees not been waived.
Effective July 1, 2012, the payment of asset management fees in cash, shares or restricted stock grants, or any combination thereof to the Advisor was eliminated. Instead the Company expects to issue (if approved by the board of directors) to the Advisor Class B units, which will be forfeited unless certain conditions are met. No Class B units have been issued during the three months ended September 30, 2012. During the three months ended September 30, 2011, we would have incurred asset management fees of $0.1 million had these fees not been waived.
Acquisition and Transaction Related Expenses
Acquisition and transaction related expense of $1.2 million for the three months ended September 30, 2012 related to the acquisition of the 163 Washington Avenue Apartments for a base cash purchase price of $31.5 million. There were no acquisitions and approximately $46,000 of acquisition and transaction related expenses associated with dead deals during the three months ended September 30, 2011.

General and Administrative Expenses
General and administrative expenses remained relatively flat at $0.1 million for the three months ended September 30, 2012 and 2011. The Advisor elected to absorb $0.2 million and $0.1 million of general and administrative expenses during the three months ended September 30, 2012 and 2011, respectively. General and administrative expense primarily related to board member fees and compensation, insurance and professional fees, which increased to support our larger real estate portfolio.
Depreciation and Amortization Expense
Depreciation and amortization expense increased $1.2 million to $2.1 million for the three months ended September 30, 2012, compared to $0.9 million for the three months ended September 30, 2011. The increase in depreciation and amortization expense related to the purchase of six properties acquired since July 1, 2011, which resulted in additional expense of $1.3 million. This increase was partially offset by the decrease in amortization expense of in-place lease intangibles of $0.1 million as a result of lease terminations and expirations at IDB.
Interest Expense
Interest expense increased by $0.5 million to $1.3 million for the three months ended September 30, 2012, compared to $0.8 million for the three months ended September 30, 2011. This increase primarily relates to the increase in mortgage notes payable to $106.5 million with a weighted average effective interest rate of 3.9% as of September 30, 2012, compared to $41.4 million with a weighted average effective interest rate of 5.0% as of September 30, 2011. In addition, the first advance under our credit facility occurred in May 2012. During the three months ended September 30, 2012, we incurred interest expense related to our credit facility on an average outstanding balance of $8.3 million with an average variable interest rate of 2.7%. These increases were partially offset by a reduction in interest expense related to a note payable during the three months ended September 30, 2011, which was repaid in full in April 2012.
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
Net Loss (Income) Attributable to Non-Controlling Interests
Net loss of approximately $40,000 during the three months ended September 30, 2012 represents the net loss on our Bleecker Street portfolio and the 163 Washington Avenue Apartments attributable to non-controlling interests. Net income of $27,000 during the three months ended September 30, 2011 represents net income on our Bleecker Street portfolio attributable to non-controlling interest holders.
Comparison of Nine Months Ended September 30, 2012 to Nine Months Ended September 30, 2011
Rental Income
Rental income increased $5.2 million to $9.9 million for the nine months ended September 30, 2012, compared to $4.7 million for the nine months ended September 30, 2011. The increase in rental income was primarily driven by our acquisition of eight properties since January 1, 2011, which resulted in an increase in rental income of $5.3 million for the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011. This increase was partially offset by a decrease in rental income at IDB of $0.1 million as a result of net lease expirations, amendments and new leasing activity. New leasing activity occurred during the nine months ended September 30, 2012, however, a full nine months of the leasing activity has not yet occurred. IDB's occupancy rate increased to 92.7% at September 30, 2012 from 85.4% at September 30, 2011.
Operating Expense Reimbursements
 Operating expense reimbursements were $0.6 million for the nine months ended September 30, 2012, compared to $0.5 million for the nine months ended September 30, 2011.  Additional operating expense reimbursements of $0.3 million related to acquisitions was partially offset by a decrease of $0.2 million in operating expense reimbursements at IDB due to lease terminations. Pursuant to many of our lease agreements at IDB, tenants are required to pay their pro rata share of property operating expenses in excess of a base amount. Property operating expenses for new and renewed tenants at IDB were not in excess of their base amounts during the nine months ended September 30, 2012.
Property Operating Expenses
Property operating expenses increased $0.6 million to $1.5 million for the nine months ended September 30, 2012, compared to $0.9 million for the nine months ended September 30, 2011.  This increase relates to the real estate taxes, maintenance and insurance costs associated with the eight properties that have been acquired since January 1, 2011. The Advisor elected to absorb $0.2 million during the nine months ended September 30, 2012 and 2011.

Operating Fees to Affiliates
Our affiliated Property Manager is entitled to fees for the management of our properties.  Our Property Manager elected to waive these fees for the nine months ended September 30, 2012 and 2011.  For the nine months ended September 30, 2012 and 2011, we would have incurred property management fees of $0.3 million and $0.1 million, respectively, had these fees not been waived. Property management fees will increase in direct correlation with the increase in gross revenues.
Effective July 1, 2012, the payment of asset management fees in cash, shares or restricted stock grants, or any combination thereof to the Advisor was eliminated. Instead the Company expects to issue (if approved by the board of directors) to the Advisor Class B units, which will be forfeited unless certain conditions are met. No Class B units have been issued during the nine months ended September 30, 2012. Our Advisor elected to waive these fees prior to July 1, 2012.  We would have incurred asset management fees of $0.5 million and $0.4 million for the nine months ended September 30, 2012 and 2011, respectively, had these fees not been waived.
Acquisition and Transaction Related Expenses
Acquisition and transaction related expense of $2.9 million for the nine months ended September 30, 2012 related to the acquisition of the three properties we purchased during the period for an aggregate base purchase price of $88.9 million. Acquisition and transaction related expense of $0.5 million for the nine months ended September 30, 2011 related to the two properties we purchased during the period for an aggregate base purchase price of $11.6 million.
General and Administrative Expenses
General and administrative expenses decreased $0.1 million to $0.1 million for the nine months ended September 30, 2012, as compared to $0.2 million for the nine months ended September 30, 2011. This decrease related to a $0.2 million increase in the amount the Advisor elected to absorb to $0.5 million for the nine months ended September 30, 2012, compared to $0.3 million for the nine months ended September 30, 2011. This decrease was partially offset by an increase in board member compensation, insurance and professional fees of $0.1 million in order to support our larger real estate portfolio.
Depreciation and Amortization Expense
Depreciation and amortization expense increased $2.7 million to $5.5 million for the nine months ended September 30, 2012, compared to $2.8 million for the nine months ended September 30, 2011. The increase in depreciation and amortization expense related to the purchase of eight properties with an aggregate purchase price of $146.9 million acquired since January 1, 2011, which resulted in additional expense of $3.2 million. This increase was partially offset by the decrease in amortization expense of in-place lease intangibles of $0.5 million as a result of lease terminations and expirations at IDB.
Interest Expense
Interest expense increased by $1.4 million to $3.5 million for the nine months ended September 30, 2012, compared to $2.1 million for the nine months ended September 30, 2011. This increase primarily relates to the increase in mortgage notes payable to $106.5 million with a weighted average effective interest rate of 3.9% as of September 30, 2012, compared to $41.4 million with a weighted average effective interest rate of 5.0% as of September 30, 2011. In addition, since the first advance under our credit facility occurred in May 2012, we incurred interest expense related to our credit facility on an average outstanding balance of $16.0 million with an average variable interest rate of 2.7%. These increases were partially offset by the reduction in interest expense related to a note payable, which was repaid in full in April 2012.
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
Net Income Attributable to Non-Controlling Interests
Net loss of approximately $22,000 during the nine months ended September 30, 2012 represents the net loss on our Bleecker Street portfolio and the 163 Washington Avenue Apartments attributable to non-controlling interest holders. Net income of $0.1 million during the nine months ended September 30, 2011 represents net income on our Bleecker Street portfolio attributable to non-controlling interest holders.

Cash Flows for the Nine Months Ended Ended September 30, 2012
For the nine months ended September 30, 2012, net cash provided by operating activities was $2.4 million.  The level of cash flows used in or provided by operating activities is affected by the volume of acquisition activity, the timing of interest payments and the amount of borrowings outstanding during the period, as well as the receipt of scheduled rent payments. Cash flows provided by operating activities during the nine months ended September 30, 2012 included $2.9 million of acquisition and transaction costs. Cash flows provided by operating activities included a net loss adjusted for non-cash items, resulting in a cash inflow of $2.9 million (net loss of $3.0 million adjusted for depreciation and amortization of tangible and intangible real estate assets and other non-cash charges of $5.9 million) as well as a combined increase in accounts payable, accrued expenses and deferred rent of $0.8 million. This cash inflow was partially offset by an increase in prepaid expenses and other assets of $1.2 million primarily due to unbilled rent receivables recorded in accordance with accounting for rental income on a straight-line basis.
Net cash used in investing activities during the nine months ended September 30, 2012 of $89.2 million related to $88.2 million for the acquisition of three properties as well as $1.0 million for capital expenditures at IDB during the period.
Net cash provided by financing activities of $93.5 million during the nine months ended September 30, 2012 related to proceeds, net of receivables and repurchases, from the issuance of common stock of $80.0 million, proceeds net of repayments on our credit facility of $14.0 million and proceeds, net of repayments, from mortgage notes payable of $31.2 million. These inflows were partially offset by payments of $12.0 million to purchase our affiliate's non-controlling interest in our Bleecker Street subsidiary, payments related to offering costs of $7.2 million, payments on notes payable of $5.9 million, distributions to stockholders of $2.2 million, payments related to financing costs of $2.9 million, increases to restricted cash of $0.9 million and distributions to non-controlling members of $0.5 million.
Cash Flows for the Nine Months Ended September 30, 2011
For the nine months ended September 30, 2011, net cash provided by operating activities was $1.5 million. The level of cash flows used in or provided by operating activities is affected by acquisition and transaction costs incurred, the timing of interest payments and the amount of borrowings outstanding during the period, as well as the receipt of scheduled rent payments. Cash flows provided by operating activities during the nine months ended September 30, 2011 was mainly due to net loss adjusted for non-cash items, which resulted in a cash inflow of $1.7 million (net loss of $1.4 million adjusted for depreciation and amortization of tangible and intangible real estate assets and other non-cash charges of $3.1 million) as well as a combined increase in accounts payable, accrued expenses and deferred rent of $0.2 million. This cash inflow was partially offset by an increase in prepaid expenses and other assets of $0.4 million primarily due to prepaid real estate taxes and insurance.
Net cash used in investing activities during the nine months ended September 30, 2011 of $8.7 million primarily related to $5.3 million for the acquisition of two properties. The contract purchase price of $11.6 million for the properties was partially funded by mortgage notes payable of $6.3 million on the acquisition dates. Cash used in investing activities also included $3.2 million related to deposits for pending acquisitions and $0.3 million related to capital expenditures at IDB.
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

We expect to continue to raise capital through the sale of our common stock and to utilize the net proceeds from the sale of our common stock and proceeds from secured financings and our credit facility to complete future property acquisitions. As of September 30, 2012, we had 15.0 million shares of common stock outstanding, including unvested restricted shares, converted Preferred Shares and shares issued under the DRIP. As of September 30, 2012, we had received gross proceeds of $128.7 million and $17.0 million from the sale of shares of common stock and Preferred Shares, respectively.
Our board of directors has adopted a share repurchase plan that enables our stockholders to sell their shares to us under limited circumstances. At the time a stockholder requests a repurchase, we may, subject to certain conditions, repurchase the shares presented for repurchase for cash to the extent we have sufficient funds available to fund such purchase. During the nine months ended September 30, 2012, we received six requests to redeem an aggregate of 37,670 shares of our common stock pursuant to our share repurchase plan. As of September 30, 2012, we funded the redemption requests of 17,357 shares at an average price per share of $9.95. As of September 30, 2012, we approved the repurchase request of 22,851 shares, at an average price per share of $9.80. We fund share repurchases from cash flows from operations. As of the date of this filing, we are not aware of any other repurchase requests.
As of September 30, 2012, we had cash and cash equivalents of $16.9 million.  We expect cash flows from operations and the sale of common stock to be used primarily to invest in additional real estate, pay debt service, pay operating expenses and pay stockholder distributions.
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
In October 2012, we entered into a purchase and sale agreement to acquire the fee simple interest in an institutional-quality office building located at 256 West 38th Street in Manhattan. The contract purchase price of the property is $48.6 million, exclusive of closing costs. The property contains approximately 118,000 rentable square feet and is 87% leased to 15 tenants. In November 2012, we entered into a purchase and sale agreement to acquire the fee simple interest in an institutional-quality office building located at 229 West 36th Street in Manhattan. The contract purchase price of the property is $65.0 million, exclusive of closing costs. The property contains approximately 149,000 rentable square feet and is 100% leased to seven tenants. Pursuant to the terms of the purchase and sale agreements, our obligation to close upon the acquisitions is subject to certain conditions customary to closing. Although we believe that the acquisitions of the properties are probable, there can be no assurance that the acquisitions will be consummated. We intend to fund these acquisitions with proceeds from our IPO. We may seek financing on the properties at or post-closing from a lender yet to be identified. There is no assurance that we will be able to secure financing on terms that we deem favorable or at all.
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

The historical accounting convention used for real estate assets requires depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time, especially if such assets are not adequately maintained or repaired and renovated as required by relevant circumstances or as requested or required by lessees for operational purposes in order to maintain the value disclosed. We believe that, since real estate values historically rise and fall with market conditions, including inflation, interest rates, the business cycle, unemployment and consumer spending, presentations of operating results for a REIT using historical accounting for depreciation may be less informative. Additionally, we believe it is appropriate to disregard impairment charges, as this is a fair value adjustment that is largely based on market fluctuations and assessments regarding general market conditions which can change over time. An asset will only be evaluated for impairment if certain impairment indicators exist and if the carrying, or book value, exceeds the total estimated undiscounted future cash flows (including net rental and lease revenues, net proceeds on the sale of the property, and any other ancillary cash flows at a property or group level under GAAP) from such asset. Investors should note, however, that determinations of whether impairment charges have been incurred are based partly on anticipated operating performance, because estimated undiscounted future cash flows from a property, including estimated future net rental and lease revenues, net proceeds on the sale of the property, and certain other ancillary cash flows, are taken into account in determining whether an impairment charge has been incurred. While impairment charges are excluded from the calculation of FFO as described above, investors are cautioned that due to the fact that impairments are based on estimated undiscounted future cash flows and the relatively limited term of our operations, it could be difficult to recover any impairment charges.
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

Changes in the accounting and reporting promulgations under GAAP (for acquisition fees and expenses from a capitalization/depreciation model to an expensed-as-incurred model) that were put into effect in 2009 and other changes to GAAP accounting for real estate subsequent to the establishment of NAREIT’s definition of FFO have prompted an increase in cash-settled expenses, specifically acquisition fees and expenses for all industries as items that are expensed under GAAP, that are typically accounted for as operating expenses. Management believes these fees and expenses do not affect our overall long-term operating performance. Publicly registered, non-listed REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation. While other start up entities also may experience significant acquisition activity during their initial years, we believe that non-listed REITs are unique in that they have a limited life with targeted exit strategies within a relatively limited time frame after the acquisition activity ceases. As disclosed in the prospectus for our offering (the “Prospectus”), we will use the proceeds raised in the offering to acquire properties, and we intend to begin the process of achieving a liquidity event (i.e., listing of our common stock on a national exchange, a merger or sale of the company or another similar transaction) within three to five years of the completion of the offering. Thus, we will not continuously purchase assets and will have a limited life. Due to the above factors and other unique features of publicly registered, non-listed REITs, the Investment Program Association (“IPA”), an industry trade group, has standardized a measure known as MFFO, which the IPA has recommended as a supplemental measure for publicly registered non-listed REITs and which we believe to be another appropriate supplemental measure to reflect the operating performance of a non-listed REIT having the characteristics described above. MFFO is not equivalent to our net income or loss as determined under GAAP, and MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate with a limited life and targeted exit strategy, as currently intended. We believe that, because MFFO excludes costs that we consider more reflective of investing activities and other non-operating items included in FFO and also excludes acquisition fees and expenses that affect our operations only in periods in which properties are acquired, MFFO can provide, on a going forward basis, an indication of the sustainability (that is, the capacity to continue to be maintained) of our operating performance after the period in which we are acquiring our properties and once our portfolio is in place. By providing MFFO, we believe we are presenting useful information that assists investors and analysts to better assess the sustainability of our operating performance after our IPO has been completed and our properties have been acquired. We also believe that MFFO is a recognized measure of sustainable operating performance by the non-listed REIT industry. Further, we believe MFFO is useful in comparing the sustainability of our operating performance after our IPO and acquisitions are completed with the sustainability of the operating performance of other real estate companies that are not as involved in acquisition activities. Investors are cautioned that MFFO should only be used to assess the sustainability of our operating performance after our offering has been completed and properties have been acquired, as it excludes acquisition costs that have a negative effect on our operating performance during the periods in which properties are acquired.
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

Our MFFO calculation complies with the IPA’s Practice Guideline described above. In calculating MFFO, we exclude acquisition related expenses, amortization of above and below market leases, fair value adjustments of derivative financial instruments, deferred rent receivables and the adjustments of such items related to noncontrolling interests. Under GAAP, acquisition fees and expenses are characterized as operating expenses in determining operating net income. These expenses are paid in cash by us, and therefore such funds will not be available to distribute to investors. All paid and accrued acquisition fees and expenses negatively impact our operating performance during the period in which properties are acquired and will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property. Therefore, MFFO may not be an accurate indicator of our operating performance, especially during periods in which properties are being acquired. MFFO that excludes such costs and expenses would only be comparable to that of non-listed REITs that have completed their acquisition activities and have similar operating characteristics as us. Further, under GAAP, certain contemplated non-cash fair value and other non-cash adjustments are considered operating non-cash adjustments to net income in determining cash flow from operating activities. In addition, we view gains and losses from dispositions of assets as non-recurring items, and we view fair value adjustments of derivatives as items which are unrealized and may not ultimately be realized. We view both gains and losses from dispositions of assets and fair value adjustments of derivatives as items which are not reflective of ongoing operations and are therefore typically adjusted for when assessing operating performance. As disclosed elsewhere in the Prospectus, the purchase of properties, and the corresponding expenses associated with that process, is a key operational feature of our business plan to generate operational income and cash flows in order to make distributions to investors. Acquisition fees and expenses will not be reimbursed by our Advisor if there are no further proceeds from the sale of shares in our offering, and therefore such fees and expenses will need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties or from ancillary cash flows.
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
Presentation of this information is intended to provide useful information to investors as they compare the operating performance of different REITs, although it should be noted that not all REITs calculate FFO and MFFO the same way. Accordingly, comparisons with other REITs may not be meaningful. Furthermore, FFO and MFFO are not necessarily indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income (loss) or income (loss) from continuing operations as an indication of our performance, as an alternative to cash flows from operations as an indication of our liquidity, or indicative of funds available to fund our cash needs including our ability to make distributions to our stockholders. FFO and MFFO should be reviewed in conjunction with GAAP measurements as an indication of our performance. MFFO has limitations as a performance measure in an offering such as ours where the price of a share of common stock is a stated value and there is no net asset value determination during the offering stage and for a period thereafter. MFFO is useful in assisting management and investors in assessing the sustainability of operating performance in future operating periods, and in particular, after the offering and acquisition stages are complete and net asset value is disclosed. FFO and MFFO are not useful measures in evaluating net asset value because impairments are taken into account in determining net asset value but not in determining FFO or MFFO.
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

	Three Months Ended			Nine Months Ended
(In thousands)	March 31, 2012	June 30, 2012	September 30, 2012	September 30, 2012
Net loss attributable to stockholders (in accordance with GAAP)	$(619)	$(1,148)	$(1,270)	$(3,037)
Depreciation and amortization	1,425	1,911	2,110	5,446
FFO	806	763	840	2,409
Acquisition fees and expenses (1)	515	1,127	1,210	2,852
Amortization of above or below market leases (2)	(66)	(123)	(129)	(318)
Mark-to-market adjustments (3)	1	—	—	1
MFFO	1,256	1,767	1,921	4,944
Straight-line rent (4)	(334)	(398)	(393)	(1,125)
MFFO - IPA recommended format	$922	$1,369	$1,528	$3,819
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

Distributions
On September 22, 2010, our board of directors authorized, and we declared, a distribution rate equal to $0.605 per annum per share of common stock, commencing December 1, 2010.  The distributions are payable by the fifth day following each month end to stockholders of record at the close of business each day during the prior month at a rate of $0.00165753424 per day.
During the nine months ended September 30, 2012, distributions paid to common stockholders totaled $4.3 million inclusive of $2.1 million of the value of common stock issued under the DRIP.  Distribution payments are dependent on the availability of funds.  Our board of directors may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distribution payments are not assured.
During the nine months ended September 30, 2012, cash used to pay our distributions was primarily generated from cash flows from operations and common stock issued under the DRIP.  We have continued to pay distributions to our stockholders each month since our initial distribution payment in April 2010.  There is no assurance that we will continue to declare distributions at this rate.
The following table shows the sources for the payment of distributions to common stockholders for the periods presented:

	Three Months Ended						Nine Months Ended
	March 31, 2012		June 30, 2012		September 30, 2012		September 30, 2012
(In thousands)		Percentage of Distributions		Percentage of Distributions		Percentage of Distributions		Percentage of Distributions
Distributions:
Distribution paid in cash	$523		$750		$974		$2,247
Distributions reinvested	467		684		932		2,083
Total distributions	$990		$1,434		$1,906		$4,330
Source of distribution coverage:
Cash flows provided by operations (1)	$990	100.0%	$230	16.0%	$1,202	63.1%	$2,422	55.9%
Common stock issued under the DRIP / offering proceeds	—	—%	684	47.7%	704	36.9%	1,388	32.1%
Proceeds from issuance of common stock	—	—%	—	—%	—	—%	—	—%
Proceeds from financings	—	—%	520	36.3%	—	—%	520	12.0%
Total sources of distributions	$990	100.0%	$1,434	100.0%	$1,906	100.0%	$4,330	100.0%
Cash flows provided by operations (GAAP basis) (1)	$992		$228		$1,202		$2,422
Net loss attributable to stockholders (in accordance with GAAP)	$(619)		$(1,148)		$(1,270)		$(3,037)
__________________
(1) Cash flows provided by operations for the three months ended March 31, 2012 and June 30, 2012 and the three and nine months ended September 30, 2012 include acquisition and transaction related expenses of $0.5 million, $1.1 million, $1.2 million and $2.9 million, respectively.

The following table compares cumulative distributions paid to cumulative net loss (in accordance with GAAP) for the period from October 6, 2009 (date of inception) through September 30, 2012.

For the Period from October 6, 2009 (date of inception) to
(In thousands)	September 30, 2012
Distributions paid:
Preferred stockholders	$2,158
Common stockholders in cash	2,798
Common stockholders pursuant to DRIP / offering proceeds	2,502
Total distributions paid	$7,458

Reconciliation of net loss:
Revenues	$20,389
Acquisition and transaction-related expenses	(5,894)
Depreciation and amortization	(10,592)
Other operating expenses	(3,656)
Other non-operating expenses	(8,443)
Net income attributable to non-controlling interests	(23)
Net loss (in accordance with GAAP) (1)	$(8,219)
__________________________________

(1)	Net loss as defined by GAAP includes the non-cash impact of depreciation and amortization expense as well as costs incurred relating to acquisitions and related transactions.
Loan Obligations
The payment terms of our loan obligations require principal and interest amounts payable monthly with all unpaid principal and interest due at maturity. Our loan agreements stipulate that we comply with specific reporting covenants. As of September 30, 2012, we were in compliance with the debt covenants under our loan agreements.
Our Advisor may, with the approval of our independent directors, seek to borrow short-term capital that, combined with secured mortgage financing, exceeds our targeted leverage ratio. Such short-term borrowings may be obtained from third parties on a case-by-case basis as acquisition opportunities present themselves simultaneous with our capital raising efforts. We view the use of short-term borrowings, including advances under our revolving credit facility, as an efficient and accretive means of acquiring real estate in advance of raising equity capital. Accordingly, we can take advantage of buying opportunities as we expand our fundraising activities. As additional equity capital is obtained, these short-term borrowings and credit facility advances will be repaid. Our secured debt leverage ratio approximated 48.6% (total debt less cash on hand as a percentage of total real estate investments) as of September 30, 2012.

Contractual Obligations
The following is a summary of our contractual obligations as of September 30, 2012:

		October 1, 2012 to	Years Ended December 31,
(In thousands)	Total	December 31, 2012	2013-2014	2015-2016	Thereafter
Principal Payments Due:
Mortgage notes payable	$106,491	$110	$926	$49,961	$55,494
Revolving credit facility	14,000	—	—	14,000	—
	$120,491	$110	$926	$63,961	$55,494
Interest Payments Due:
Mortgage notes payable	$19,908	$1,033	$8,283	$7,123	$3,469
Revolving credit facility	960	96	768	96	—
	$20,868	$1,129	$9,051	$7,219	$3,469
____________________________________
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
Off-Balance Sheet Arrangements
On March 30, 2012, we entered into a senior unsecured revolving credit facility in the amount of $40 million. The credit facility contains an “accordion” feature to allow us, under certain circumstances, to increase the aggregate commitments under the credit facility to a maximum of $150 million. The credit facility has a term of 36 months, subject to our right to a 12-month extension. The outstanding balance on the credit facility as of September 30, 2012 was $14.0 million and our unused borrowing capacity was $7.1 million, based on the value of the borrowing base properties as of September 30, 2012.

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
As of September 30, 2012, our debt included fixed-rate secured mortgage notes payable, with a carrying value of $106.5 million and a fair value of $106.5 million. Changes in market interest rates on our fixed-rate debt impact the fair value of the notes, but it has no impact on interest incurred or cash flow. For instance, if interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our obligation to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed–rate debt assumes an immediate 100 basis point move in interest rates from their September 30, 2012 levels, with all other variables held constant.  A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt by $1.1 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt by $2.5 million.
At September 30, 2012 our debt included a variable-rate revolving Credit Facility with a carrying and fair value of $14.0 million. Interest rate volatility associated with this variable-rate credit facility affects interest expense incurred and cash flow. The sensitivity analysis related to our variable-rate debt assumes an immediate 100 basis point move in interest rates from their September 30, 2012 levels, with all other variables held constant. A 100 basis point increase or decrease in variable interest rates on our variable-rate note payable would increase or decrease our interest expense by $0.1 million annually.
These amounts were determined by considering the impact of hypothetical interest rates changes on our borrowing costs, and assuming no other changes in our capital structure.
As the information presented above includes only those exposures that existed as of September 30, 2012, it does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
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
No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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
Our cash flows provided by operations of $2.4 million for the nine months ended September 30, 2012 was a shortfall of approximately $1.9 million, or 44.0%, to our distributions paid of $4.3 million (inclusive of $2.1 million of common stock issued under the DRIP) during such period. Such shortfall was paid from proceeds from common stock issued under the DRIP and proceeds from financings from our revolving credit facility. Additionally, we may in the future pay distributions from sources other than from our cash flows from operations.
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

We have a limited operating history and have no established financing sources other than the proceeds from our offering and our revolving credit facility, and the prior performance of other real estate investment programs sponsored by affiliates of our Advisor may not be an indication of our future results.
We have a limited operating history and you should not rely upon the past performance of other real estate investment programs sponsored by affiliates of our Advisor to predict our future results. We were incorporated in October 6, 2009. As of September 30, 2012, we have acquired only 12 properties and do not otherwise have any operations. The recent real estate experience of Messrs. Schorsch, Weil and Happel principally has focused on triple-net leasing rather than the active operation of real estate properties. Accordingly, the prior performance of real estate investment programs sponsored by affiliates of Messrs. Schorsch and Kahane and our Advisor may not be indicative of our future results.
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
Our executive officers and officers of our Advisor are part of the senior management or are key personnel of the nine other American Realty Capital-sponsored REITs and their advisors. Six of the American Realty Capital-sponsored REITs, including American Realty Capital Healthcare Trust, Inc., or ARC HT, American Realty Capital — Retail Centers of America, Inc., or ARC RCA, American Realty Capital Daily Net Asset Value Trust, Inc., or ARC Daily NAV, American Realty Capital Trust III, Inc., or ARCT III, American Realty Capital Global Trust, Inc., or ARC Global, and American Realty Capital Trust IV, Inc., or ARCT IV, have registration statements that became effective in the past 20 months and currently are offering securities in the aggregate of approximately $9.0 billion. In addition, American Realty Capital Trust, Inc., or ARCT, completed its public offering of common stock in December 2011 for gross proceeds of $1.7 billion, and as of March 1, 2012, ARCT’s shares of common stock were approved for listing and began trading on the NASDAQ Global Select Market. In connection with such listing, ARCT internalized the management services previously provided by American Realty Capital Advisors, LLC. American Realty Capital Properties, Inc., or ARCP, which currently trades on the NASDAQ Capital Market under the symbol “ARCP,” completed its initial public and follow-on offerings of common stock for aggregate gross proceeds of $118.9 million. As a result, such REITs will have concurrent or overlapping fundraising, acquisition, operational and disposition and liquidation phases as us, which may cause conflicts of interest to arise throughout our life with respect to, among other things, finding investors, locating and acquiring properties, entering into leases and disposing of properties. Additionally, based on our Sponsor’s experience, a significantly greater time commitment is required of senior management during the development stage when the REIT is being organized, funds are initially being raised and funds are initially being invested, and less time is required as additional funds are raised and the offering matures. The conflicts of interest each of our executive officers and each officer of our Advisor will face may delay our fundraising and investment of our proceeds due to the competing time demands and generally cause our operating results to suffer. Officers of any service provider may face similar conflicts of interest should they be involved with the management of multiple REITs, and especially REITs in the developmental stage.
We will compete for investors with other programs of our Sponsor, which could adversely affect the amount of capital we have to invest.
The American Realty Capital group of companies has sponsored seven other non-traded REITs and two traded REITs (listed on The NASDAQ Global Select Market and The NASDAQ Capital Market, respectively). The majority of these American Realty Capital-sponsored REITs will be engaged in public offerings during a significant portion of our offering period. These programs all have filed registration statements for the offering of common stock and either are or intend to elect to be taxed as REITs. The offerings are taking place concurrently with our offering, and our Sponsor is likely to sponsor other offerings during our offering period. Our Dealer Manager is the dealer manager for the non-traded REIT offerings. We will compete for investors with these other programs, and the overlap of these offerings with our offering could adversely affect our ability to raise all the capital we seek in this offering, the timing of sales of our shares and the amount of proceeds we have to spend on real estate investments.
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

Our Advisor faces conflicts of interest relating to the incentive fee structure under the advisory agreement, which could result in actions that are not necessarily in the long-term best interests of our stockholders.
Because our Advisor does not maintain a significant equity interest in us and is entitled to receive substantial minimum compensation regardless of performance, our Advisor’s interests are not wholly aligned with those of our stockholders. In that regard, our Advisor could be motivated to recommend riskier or more speculative investments in order for us to generate the specified levels of performance or sales proceeds that would entitle our Advisor to fees. In addition, our Advisor’s or its assignees’ entitlement to fees upon the sale of our assets and to participate in sale proceeds could result in our Advisor recommending sales of our investments at the earliest possible time at which sales of investments would produce the level of return that would entitle the Advisor to compensation relating to such sales, even if continued ownership of those investments might be in our best long-term interest. Our advisory agreement will require us to pay a performance-based termination fee to our Advisor if we terminate the advisory agreement prior to the listing of our shares for trading on an exchange or, absent such termination, in respect of its participation in net sales proceeds. To avoid paying this fee, our independent directors may decide against terminating the advisory agreement prior to our listing of our shares or disposition of our investments even if, but for the termination fee, termination of the advisory agreement would be in our best interest. In addition, the requirement to pay the fee to the Advisor at termination could cause us to make different investment or disposition decisions than we would otherwise make, in order to satisfy our obligation to pay the fee to the terminated Advisor.
Payment of fees to our Advisor and its affiliates reduces cash available for investment and distribution.
Our Advisor and its affiliates will perform services for us in connection with the offer and sale of the shares, the selection and acquisition of our investments, and the management, leasing and sale of our properties, the servicing of our mortgage, bridge or mezzanine loans, if any, and the administration of our other investments. They are paid substantial fees for these services, which reduces the amount of cash available for investment in properties or distribution to stockholders. Such fees and reimbursements include, but are not limited to: (i) an asset management fee equal to 0.75% per annum of the cost our assets; (ii) reimbursement of up to 1.5% of gross proceeds raised in all primary offerings for organization and offering expenses; (iii) acquisition fees equal to 1.0% of the contract purchase price of each asset that we acquire; (iv) reimbursement for expenses actually incurred (including personnel costs) related to selecting, evaluating and acquiring assets on our behalf; (v) a financing coordination fee equal to 0.75% of the amount available and/or outstanding under any debt financing that we obtain and use for the acquisition of assets or that is assumed, directly or indirectly, in connection with the acquisition of assets; (vi) a property disposition fee paid on the sale of property, up to the lesser of 2% of the contract sales price and one-half of the competitive real estate commission paid if a third party broker is also involved; (vii) a subordinated participation in net sales proceeds equal to 15% of remaining net sales proceeds (as defined in the advisory agreement) after return of capital contributions plus payment to investors of an annual 6% cumulative, pre-tax, non-compounded return on the capital contributed by investors; (viii) a subordinated incentive listing fee equal to 15% of the amount, if any, by which the sum of our market value plus distributions paid by us prior to listing exceeds the sum of the aggregate capital contributed by investors plus an amount equal to an annual 6% cumulative, non-compounded return to investors; and (ix) a subordinated termination fee, in each case subject to the conditions set forth in the advisory agreement.
Losses from catastrophes may exceed our insurance coverage.
We carry comprehensive liability and property insurance on our properties and intend to obtain similar coverage for properties we acquire in the future. Some losses, generally of a catastrophic nature, such as losses from floods, hurricanes or earthquakes, are subject to limitations, and thus may be uninsured. If we suffer a substantial loss, our insurance coverage may not be sufficient to pay the full current market value or current replacement value of our lost investment. Inflation, changes in building codes and ordinances, environmental considerations and other factors also might make it infeasible to use insurance proceeds to replace a property after it has been damaged or destroyed.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
We did not sell any equity securities that were not registered under the Securities Act during the nine months ended September 30, 2012.
On September 2, 2010, we commenced our IPO on a “reasonable best efforts” basis of up to 150.0 million shares of common stock at a price of $10.00 per share, subject to certain volume and other discounts, pursuant to the Registration Statement filed with the SEC under the Securities Act. The Registration Statement also covers up to 25.0 million shares available pursuant to a DRIP under which our common stockholders may elect to have their distributions reinvested in additional shares of our common stock at the greater of $9.50 per share or 95% of the estimated value of a share of common stock. As of September 30, 2012, we had 15.0 million shares of common stock outstanding, including unvested restricted shares, converted shares of convertible preferred stock and shares issued under the DRIP. As of September 30, 2012, we had received common stock proceeds of $128.7 million from the sale of 13.0 million shares of common stock, including DRIP and net of redemptions.

The following table reflects the offering costs associated with the issuance of common stock.

Nine Months Ended
(In thousands)	September 30, 2012
Selling commissions and dealer manager fees	$7,858
Other offering costs	3,318
Reimbursement from Advisor (1)	(4,658)
Total offering costs	$6,518
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

Nine Months Ended
(In thousands)	September 30, 2012
Total commissions paid to the Dealer Manager	$7,858
Less:
Commissions to participating brokers	(5,059)
Reallowance to participating broker dealers	(748)
Net to the Dealer Manager	$2,051
As of September 30, 2012, we have incurred $19.1 million of cumulative offering costs in connection with the issuance and distribution of common stock. Offering proceeds of $128.7 million exceeded cumulative offering costs by $109.6 million at September 30, 2012.
The Advisor elected to cap cumulative offering costs incurred by the Company, net of unpaid amounts, to 15% of gross offering proceeds during the offering period. Cumulative offering costs net of unpaid amounts, were less than the 15% threshold as of September 30, 2012. Cumulative offering costs include $12.3 million incurred from our Dealer Manager for dealer manager fees and commissions and $1.5 million from our Advisor, net of the Advisor's reimbursement related to the 15% cap on total offering costs.
We expect to use substantially all of the net proceeds from our IPO to primarily acquire high quality, income-producing commercial real estate in the New York metropolitan area, and, in particular, properties located in New York City, with a focus on office and retail properties. We may also originate or acquire first mortgage loans secured by real estate.  As of September 30, 2012, we have used the net proceeds from our IPO, secured debt financing and revolving credit facility to purchase 12 properties with an aggregate purchase price of $213.1 million.
During the nine months ended September 30, 2012, we received seven requests to repurchase an aggregate of 37,670 shares of our common stock pursuant to our share repurchase plan. As of September 30, 2012, we funded the redemption requests of 17,357 shares at an average price per share of $9.95. As of September 30, 2012, we approved the repurchase request of 22,851 shares, at an average price per share of $9.80. We fund share repurchases from cash flows from operations. As of the date of this filing, we are not aware of any other repurchase requests.
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
Brian S. Block
Executive Vice President, Chief Financial Officer (Principal Financial Officer)

Date: November 13, 2012

EXHIBIT INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
4.1 *	Third Amended and Restated Agreement of Limited Partnership of New York Recovery Operating Partnership, L.P., dated as of November 12, 2012
10.2 *
Fourth Amended and Restated Advisory Agreement, by and among American Realty Capital New York Recovery REIT, Inc., New York Recovery Operating Partnership, L.P. and New York Recovery Advisors, LLC, dated as of November 12, 2012

10.50 *	Sale and Purchase Agreement between EEGO West 38 Fee, LLC and ARC NY22568001, LLC, dated as of October 19, 2012
10.51 *	Assignment, Assumption and Allocation Agreement between American Realty Capital New York Recovery REIT, Inc. and New York Recovery Operating Partnership, L.P., dated as of November 12, 2012
10.52 *	Agreement of Sale and Purchase between 229 W. 36th Street Partnership LP and ARC NY22936001, LLC, dated as of November 8, 2012
21 *	Subsidiaries of American Realty Capital New York Recovery REIT, Inc.
31.1 *	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 *	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32 *
Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 *
XBRL (eXtensible Business Reporting Language). The following materials from American Realty Capital New York Recovery REIT, Inc.'s Quarterly Report on Form 10-Q for the three months ended September 30, 2012, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this information in furnished and not filed for purpose of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934

_____________________
* Filed herewith