Form 10-K
period 2012-12-31
AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT INC
filed 2013-03-07
CIK 1474464

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012

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

(212) 415-6500
(Registrant's telephone number, including area code)
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant submitted electronically and posted on its corporate Web Site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

There is no established public market for the registrant's shares of common stock. The registrant is currently conducting the ongoing initial public offering of its shares of common stock pursuant to its Registration Statement on Form S-11 (File No. 333-163069), which shares are being sold at $10.00 per share, with discounts available for certain categories of purchasers. The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of June 30, 2012, the last business day of the registrant's most recently completed second fiscal quarter, was $118.8 million based on a per share value of $10.00 (or $9.50 for shares issued under the distribution reinvestment plan).

As of February 28, 2013, the registrant had 23,912,912 shares of common stock, $0.01 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of registrant's definitive proxy statement to be delivered to stockholders in connection with the registrant's 2013 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K. The registrant intends to file its proxy statement within 120 days after its fiscal year end.

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, Inc.

FORM 10-K
Year Ended December 31, 2012

i

Forward-Looking Statements
Certain statements included in this annual report on Form 10-K are forward-looking statements. Those statements include statements regarding the intent, belief or current expectations of American Realty Capital New York Recovery REIT, Inc. (the "Company," "we" "our" or "us") and members of our management team, as well as the assumptions on which such statements are based, and generally are identified by the use of words such as "may," "will," "seeks," "anticipates," "believes," "estimates," "expects," "plans," "intends," "should" or similar expressions. Actual results may differ materially from those contemplated by such forward-looking statements. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, unless required by law.
The following are some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•
We and New York Recovery Advisors, LLC, our advisor (the "Advisor"), have a limited operating history and our Advisor has limited experience operating a public company. This inexperience makes our future performance difficult to predict.

•
All of our executive officers are also officers, managers and/or holders of a direct or indirect controlling interest in our Advisor, our dealer manager, Realty Capital Securities, LLC (the "Dealer Manager") and other American Realty Capital-affiliated entities.  As a result, our executive officers, our Advisor and its affiliates face conflicts of interest, including significant conflicts created by our Advisor's compensation arrangements with us and other investors advised by American Realty Capital affiliates and conflicts in allocating time among these investors and us. These conflicts could result in unanticipated actions.

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

•	No public market currently exists, or may ever exist, for shares of our common stock, which are, and may continue to be, illiquid.

•	If we and our Advisor are unable to find sufficient suitable investments, then we may not be able to achieve our investment objectives or pay distributions.

•	We may be unable to pay or maintain cash distributions or increase distributions over time.

•	We are obligated to pay substantial fees to our Advisor and its affiliates, including fees payable upon the sale of properties.

•	We are subject to risks associated with the significant dislocations and liquidity disruptions currently existing or occurring in the credit markets of the United States.

•	We may fail to continue to qualify to be treated as a real estate investment trust for U.S. federal income tax purposes ("REIT").

•
Our properties may be adversely affected by the current economic downturn, as well as economic cycles and risks inherent to the New York metropolitan statistical area ("MSA"), especially New York City.

•	We currently own only 16 properties.

ii

All forward-looking statements should be read with the risks noted in Part I, Item 1A of this annual report on Form 10-K.

iii

PART I
Organization
 We were incorporated on October 6, 2009 as a Maryland corporation that qualified as a REIT, beginning with the taxable year ended December 31, 2010.  On September 2, 2010, we commenced our IPO on a "reasonable best efforts" basis of up to 150.0 million shares of common stock, $0.01 par value per share, at a price of $10.00 per share, subject to certain volume and other discounts, pursuant to our Registration Statement on Form S-11, as amended (File No. 333-163069) (the "Registration Statement") filed with the Securities and Exchange Commission (the "SEC") under the Securities Act of 1933, as amended (the "Securities Act").  Our Registration Statement also covers up to 25.0 million shares available pursuant to a distribution reinvestment plan (the "DRIP") under which our common stockholders may elect to have their distributions reinvested in additional shares of our common stock at the greater of $9.50 per share or 95% of the estimated value of a share of common stock.
As of December 31, 2012, we had 19.9 million shares of common stock outstanding, including unvested restricted shares, converted shares of convertible preferred stock (the "Preferred Shares") and shares issued under the DRIP. As of December 31, 2012, we had received total gross proceeds from the IPO, including shares issued under the DRIP, of $177.9 million from the sale of 17.9 million shares of common stock.  In addition, we sold 2.0 million Preferred Shares for gross proceeds of $17.0 million in a private placement pursuant to Rule 506 of Regulation D of the Securities Act, which terminated on September 2, 2010, the effective date of the Registration Statement. On December 15, 2011, we exercised our option to convert the Preferred Shares into 2.0 million shares of common stock on a one-for-one basis. As of December 31, 2012, the aggregate value of all issuances and subscriptions of common stock outstanding was $198.8 million based on a per share value of $10.00 (or $9.50 for shares issued under the DRIP).
 We were formed to acquire high quality, income-producing commercial and residential real estate in the New York metropolitan area, and, in particular, properties located in New York City, with a focus on office and retail properties. All such properties may be acquired and operated by us alone or jointly with another party. We also may originate or acquire first mortgage loans secured by real estate.  We purchased our first property and commenced active operations in June 2010.  As of December 31, 2012, we owned 16 properties consisting of 0.6 million rentable square feet, which were 96.0% leased on a weighted average basis with a weighted average remaining lease term of 9.5 years.
Substantially all of our business is conducted through New York Recovery REIT Operating Partnership (the "OP"). We have no paid employees.  We retained our Advisor to manage our affairs on a day-to-day basis. The Property Manager serves as our property manager, unless services are performed by a third party for specific properties. The Dealer Manager serves as the dealer manager of our IPO.  These related parties are wholly owned by entities of American Realty Capital III, LLC (the "Sponsor") and receive compensation and fees for services related to the IPO and for the investment and management of our assets. These entities receive fees during the offering, acquisition, operational and liquidation stages.
Investment Objectives
We are focused on helping our stockholders take advantage of a unique window of opportunity to participate in the expected recovery of the New York City real estate market. Our investment goals are as follows:

•	New York City Focus — Acquire high-quality commercial real estate in the New York MSA, and, in particular, properties located in New York City;

•	Stabilized Office and Retail Properties — Buy primarily stabilized office and retail properties with 80% or greater occupancy at the time of purchase;

•	Potential for Appreciation — Purchase properties valued with potential for appreciation and endeavor to acquire properties below replacement cost;

•
Low Leverage — Finance our portfolio opportunistically at a target leverage level of not more than 40% to 50% loan-to-value (calculated after the close of our IPO and once we have invested substantially all the proceeds of our IPO);

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
Investing in Real Property
We expect to invest in commercial real estate including various property types such as office, retail, multi-family residential, industrial and hotel. We may invest in commercial real estate located anywhere in the continental United States, but plan to focus on commercial real estate located in the New York MSA. Our policies require that a minimum of 70% of our assets be located in the New York MSA (calculated after the close of our offering and once substantially all the proceeds of our offering have been invested).
When evaluating a prospective investment in real property, our management and our Advisor will consider relevant real estate and financial factors, including the location of the property, the leases and other agreements affecting the property, the creditworthiness of major tenants, its income-producing capacity, its physical condition, its prospects for appreciation, its prospects for liquidity, tax considerations and other factors. In this regard, our Advisor will have substantial discretion with respect to the selection of specific investments, subject to board approval.
The following table lists the tenants whose annualized rental income on a straight-line basis represented greater than 10% of our total annualized rental income for all portfolio properties on a straight-line basis:

		December 31,
Property Portfolio	Tenant	2012	2011	2010
229 West 36th Street	American Language Communication Center, Inc.	13.5%	*	*
One Jackson Square	TD Bank, N.A.	*	12.2%	*
Duane Reade	Duane Reade	*	10.0%	*
Bleecker Street	Burberry Limited	*	10.7%	17.3%
Bleecker Street	Michael Kors Stores, LLC	*	*	10.4%
Interior Design Building	Rosselli 61st St., LLC	*	*	11.3%
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
Investing In and Originating Loans
We may originate or acquire real estate loans. Although we do not have a formal policy, our criteria for investing in loans will be substantially the same as those involved in our investment in properties. We may originate or invest in real estate loans (including, but not limited to, investments in first, second and third mortgage loans, wraparound mortgage loans, construction mortgage loans on real property, and loans on leasehold interest mortgages). We also may invest in participations in mortgage, bridge or mezzanine loans. Further, we may invest in unsecured loans; however, we will not make unsecured loans or loans not secured by mortgages unless such loans are approved by a majority of our independent directors. We currently do not intend to invest in or originate real estate loans (excluding publicly traded real estate debt) in excess of 20% of the aggregate value of our assets as of the close of our IPO and thereafter. To the extent that we invest in collateralized mortgage-backed securities ("CMBS"), we intend to invest in CMBS guaranteed by U.S. government agencies, such as the Government National Mortgage Association, or U.S. government sponsored enterprises, such as the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation, to reduce the credit and interest rate risk.

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
We may originate loans from mortgage brokers or personal solicitations of suitable borrowers, or may purchase existing loans that were originated by other lenders. Our Advisor will evaluate all potential loan investments to determine if the term of the loan, the security for the loan and the loan-to-value ratio meet our investment criteria and objectives. An officer, director, agent or employee of our Advisor will inspect the property securing the loan, if any, during the loan approval process. We do not expect to make or invest in mortgage or mezzanine loans with a maturity of more than ten years from the date of our investment, and anticipate that most loans will have a term of five years. We do not expect to make or invest in bridge loans with a maturity of more than one year (with the right to extend the term for an additional one year) from the date of our investment. Most loans which we will consider for investment would provide for monthly payments of interest and some also may provide for principal amortization, although many loans of the nature which we will consider provide for payments of interest only and a payment of principal in full at the end of the loan term. We will not originate loans with negative amortization provisions.
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
Acquisition Structure
We anticipate acquiring fee interests in properties (a "fee interest" is the absolute, legal possession and ownership of land, property, or rights), although other methods of acquiring a property, including acquiring leasehold interests (a "leasehold interest" is a right to enjoy the possession and use of an asset or property for a stated definite period as created by a written lease), may be utilized if we deem it to be advantageous. For example, we may acquire properties through a joint venture or the acquisition of substantially all of the interests of an entity which in turn owns the real property. We also may make preferred equity investments in an entity that owns real property. Our focus will be on acquiring office and retail properties but we also may acquire multifamily, industrial, hotel and other types of real property.
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

Under our charter, the maximum amount of our total indebtedness shall not exceed 300% of our total "net assets" (as defined by the North American Securities Administrators Association ("NASAA") REIT Guidelines) as of the date of any borrowing, which is generally expected to be approximately 75% of the cost of our investments; however, we may exceed that limit if approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for exceeding such limit. This charter limitation, however, does not apply to individual real estate assets or investments.
In addition, it is currently our intention to limit our aggregate borrowings to 40% to 50% of the aggregate fair market value of our assets (calculated after the close of our IPO and once we have invested substantially all the proceeds of our IPO), unless borrowing a greater amount is approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for borrowing such a greater amount. This limitation, however, will not apply to individual real estate assets or investments. At the date of acquisition of each asset, we anticipate that the cost of investment for such asset will be substantially similar to its fair market value, which will enable us to satisfy our requirements under the NASAA REIT Guidelines. However, subsequent events, including changes in the fair market value of our assets, could result in our exceeding these limits.
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
Tax Status
 We have elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, or the Code, beginning with the taxable year ended December 31, 2010. We intend to continue to operate in such a manner to qualify for taxation as a REIT, but no assurance can be given that we will operate in a manner so as to qualify or remain qualified as a REIT. So long as we distribute at least 90% of our REIT taxable income, we will continue to qualify for taxation as a REIT and will not be subject to federal corporate income tax. REITs are subject to a number of other organizational and operational requirements. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and federal income and excise taxes on our undistributed income. We believe we are organized and operating in such a manner as to continue to qualify to be taxed as a REIT.
Competition
The retail, lodging, office, industrial and residential real estate markets are highly competitive. We compete with other owners and operators of properties in these same real estate segments. The continued development of new retail, lodging, office, industrial and residential properties has intensified the competition among owners and operators of these types of real estate in the New York MSA. We compete based on a number of factors that include location, rental rates, security, suitability of the property's design to prospective tenants' needs and the manner in which the property is operated and marketed. The number of competing properties in the New York MSA could have a material effect on our occupancy levels, rental rates and on the operating expenses of certain of our properties.
In addition, we compete to locate suitable properties to acquire and to locate tenants and purchasers for our properties with other entities engaged in real estate investment activities. These competitors include other REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, lenders, governmental bodies and other entities. There are also other REITs with asset acquisition objectives similar to ours and others may be organized in the future. Some of these competitors, including larger REITs, have substantially greater marketing and financial resources than we will have and generally may be able to accept more risk than we can prudently manage, including risks with respect to the creditworthiness of tenants. In addition, these same entities seek financing through similar channels. Therefore, we compete for financing in a market where funds for real estate financing may decrease.
Competition from these and other third party real estate investors may limit the number of suitable investment opportunities available. It also may result in higher prices, lower yields and a narrower spread of yields over our borrowing costs, making it more difficult for us to acquire new investments on attractive terms. In addition, competition for desirable investments could delay the investment of proceeds from our offering in desirable assets, which may in turn reduce our earnings per share and negatively affect our ability to commence or maintain distributions to stockholders.
We believe that our senior management's experience, coupled with our financing, professionalism, diversity of properties and reputation in the industry will enable us to compete with the other real estate investment companies.

Because we are organized as an umbrella partnership REIT, we believe we are well positioned within the industries in which we intend to operate to offer existing owners the opportunity to contribute their properties to our company in tax-deferred transactions using our operating partnership units as transactional currency. As a result, we believe we have a competitive advantage over most of our competitors that are structured as traditional REITs and non-REITs in pursuing acquisitions with tax-sensitive sellers.
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
Employees
 We have no direct employees.  The employees of our Advisor and other affiliates perform a full range of real estate services for us, including acquisitions, property management, accounting, legal, asset management, wholesale brokerage and investor relations services.
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
Financial Information About Industry Segments
 Our current business consists of owning, managing, operating, leasing, acquiring, investing in and disposing of real estate assets.  All of our consolidated revenues are from our consolidated real estate properties.  We internally evaluate operating performance on an individual property level and view all of our real estate assets as one industry segment, and, accordingly, all of our properties are aggregated into one reportable segment. For our revenues from external customers, a measure of profit or loss and total assets, see our consolidated financial statements beginning of page F-1.
Available Information
 We electronically file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports, and proxy statements, with the SEC.  We also filed with the SEC our Registration Statement in connection with our current offering.  You may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549, or you may obtain information by calling the SEC at 1-800-SEC-0330.  The SEC maintains an internet address at http://www.sec.gov that contains reports, proxy statements and information statements, and other information, which you may obtain free of charge.  In addition, copies of our filings with the SEC may be obtained from the website maintained for us and our affiliates at www.americanrealtycap.com.  Access to these filings is free of charge.  We are not incorporating our website or any information from the website into this Form 10-K.
Item 1A. Risk Factors.
Risks Related to an Investment in American Realty Capital New York Recovery REIT, Inc.
We have a limited operating history and have limited financing sources, and the prior performance of other real estate investment programs sponsored by affiliates of our Advisor may not be an indication of our future results.
We have a limited operating history and you should not rely upon the past performance of other real estate investment programs sponsored by affiliates of our Advisor to predict our future results. We were incorporated in October 6, 2009. As of December 31, 2012, we have acquired only 16 properties and do not otherwise have any operations or independent financing. The recent real estate experience of Messrs. Schorsch and Kahane principally has focused on triple-net leasing rather than the active operation of real estate properties. Accordingly, the prior performance of real estate investment programs sponsored by affiliates of Messrs. Schorsch and Kahane and our Advisor may not be indicative of our future results.

Moreover, other than our revolving credit facility and the proceeds from our IPO, neither our Advisor nor we have any established financing sources. Presently, both we and our Advisor have been funded by capital contributions or advances from American Realty Capital III, LLC, a company which is directly or indirectly controlled by Mr. Schorsch and Mr. Kahane, by proceeds from our offering, and by loans from unaffiliated entities. If our capital resources, or those of our Advisor, are insufficient to support our operations, we will not be successful.
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
Our Sponsor has only invested $0.2 million in us through the purchase of 20,000 shares of our common stock at $10.00 per share. Therefore, since we have been successful in raising enough proceeds to be able to reimburse our Sponsor for our significant offering expenses, our Sponsor will have little exposure to loss in the value of our shares. Without this exposure, our investors may be at a greater risk of loss because our Sponsor may have less to lose from a decrease in the value of our shares than would a sponsor that makes more significant equity investments in its company.
There is no public trading market for our shares and there may never be one; therefore, it will be difficult for you to sell your shares.
There currently is no public market for our shares and there may never be one. If you are able to find a buyer for your shares, you may not sell your shares unless the buyer meets applicable suitability and minimum purchase standards and the sale does not violate state securities laws. Our charter also prohibits the ownership of more than 9.8% in value of the aggregate of the outstanding shares of our stock or more than 9.8% (in value or number of shares, whichever is more restrictive) of any class or series of the outstanding shares of our stock by a single investor, unless exempted by our board of directors, which may inhibit large investors from desiring to purchase your shares. Moreover, our share repurchase program includes numerous restrictions that would limit your ability to sell your shares to us. Our board of directors may reject any request for redemption of shares, or amend, suspend or terminate our share repurchase program upon 30 days' notice. Therefore, it will be difficult for you to sell your shares promptly or at all. If you are able to sell your shares, you likely will have to sell them at a substantial discount to the price you paid for the shares. It also is likely that your shares would not be accepted as the primary collateral for a loan. You should purchase the shares only as a long-term investment because of the illiquid nature of the shares.
If we, through our Advisor, are unable to find suitable investments, then we may not be able to achieve our investment objectives or pay distributions.
Our ability to achieve our investment objectives and to pay distributions is dependent upon the performance of our Advisor in acquiring our investments, selecting tenants for our properties and securing independent financing arrangements. We currently own only 16 properties and we have identified only one other property to acquire and do not have any other investments. Except for those investments described herein and those investors who purchase shares in our offering after such time as our prospectus is supplemented to describe one or more additional investments which have been identified, you will have no opportunity to evaluate the terms of transactions or other economic or financial data concerning our investments. You must rely entirely on the management ability of our Advisor and the oversight of our board of directors. We cannot be sure that our Advisor will be successful in obtaining suitable investments on financially attractive terms or that, if it makes investments on our behalf, our objectives will be achieved.

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

The capital and credit markets have been experiencing extreme volatility and disruption for over three years. A protracted economic downturn could have a negative impact on our portfolio. If real property or other real estate related asset values continue to decline after we acquire them, we may have a difficult time making new acquisitions or generating returns on your investment. If the current debt market environment persists, we may modify our investment strategy in order to optimize our portfolio performance. Our options would include limiting or eliminating the use of debt and focusing on those investments that do not require the use of leverage to meet our portfolio goals.
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
Our offering is being made on a best efforts basis, whereby the Dealer Manager is only required to use its best efforts to sell our shares and has no firm commitment or obligation to purchase any of the shares. As a result, the amount of proceeds we raise in our offering may be substantially less than the amount we would need to achieve a broadly diversified property portfolio. If we are unable to raise substantial proceeds, we will make fewer investments, resulting in less diversification in terms of the number of investments owned, the geographic regions in which our investments are located and the types of investments that we make. In such event, the likelihood of our profitability being affected by the performance of any one of our investments will increase. Additionally, we are not limited in the number or size of our investments or the percentage of net proceeds we may dedicate to a single investment. Your investment in our shares will be subject to greater risk to the extent that we lack a diversified portfolio of investments. In addition, our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, and our financial condition and ability to pay distributions could be adversely affected.
If our Advisor loses or is unable to obtain key personnel, our ability to implement our investment strategies could be delayed or hindered, which could adversely affect our ability to make distributions and the value of your investment.
Our success depends to a significant degree upon the contributions of certain of our executive officers and other key personnel of our Advisor, including Nicholas S. Schorsch and Edward M. Weil, Jr., each of whom would be difficult to replace. Our Advisor does not have an employment agreement with any of these key personnel and we cannot guarantee that all, or any particular one, will remain affiliated with us or our Advisor. If any of our key personnel were to cease their affiliation with our Advisor, our operating results could suffer. Further, we do not intend to separately maintain key person life insurance on Messrs. Schorsch or Weil or any other person. We believe that our future success depends, in large part, upon our Advisor's ability to hire and retain highly skilled managerial, operational and marketing personnel. Competition for such personnel is intense, and we cannot assure you that our Advisor will be successful in attracting and retaining such skilled personnel. If our Advisor loses or is unable to obtain the services of key personnel, our ability to implement our investment strategies could be delayed or hindered, and the value of your investment may decline.

We may be unable to pay or maintain distributions from cash available from operations or increase distributions over time.
There are many factors that can affect the availability and timing of cash distributions to stockholders. The amount of cash available from our operations for distributions is affected by many factors, such as our ability to buy properties as offering proceeds become available, rental income from such properties and our operating expense levels, as well as many other variables. Actual cash available for distributions may vary substantially from estimates. With limited prior operating history, we cannot assure you that we will be able to pay or maintain our current level of distributions or that distributions will increase over time. We cannot give any assurance that rents from the properties will increase, that the securities we buy will increase in value or provide constant or increased distributions over time, or that future acquisitions of real properties, mortgage, bridge or mezzanine loans or any investments in securities will increase our cash available for distributions to stockholders. Our actual results may differ significantly from the assumptions used by our board of directors in establishing the distribution rate to stockholders. We may not have sufficient cash from operations to make a distribution required to qualify for or maintain our qualification as a REIT. We may pay distributions from unlimited amounts of any source. For example, we may borrow money or use proceeds from our offering to make distributions. Any such distributions will constitute a return of capital and may reduce the amount of capital we ultimately invest in properties and negatively impact the value of your investment. In addition, we may issue additional securities or sell assets to fund distribution payments.
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
Our cash flows provided by operations of $3.0 million for the year ended December 31, 2012 was a shortfall of $3.7 million, or 54.8%, to our distributions paid of $6.7 million (inclusive of $3.3 million of common stock issued under the DRIP) during such period. Such shortfall was paid from proceeds from common stock issued under the DRIP and proceeds from financings from our revolving credit facility. Additionally, we may in the future pay distributions from sources other than from our cash flows from operations.
Until we acquire additional properties or other real estate-related investments, we may not generate sufficient cash flows from operations to pay distributions. Our inability to acquire additional properties or other real estate-related investments may result in a lower return on your investment than you expect. If we have not generated sufficient cash flows from our operations and other sources, such as our Advisor's deferral or suspension or waiver of its fees and expense reimbursements, to fund distributions, we may use the proceeds from our IPO, from borrowings or from the sale of additional securities. Moreover, our board of directors may change our distribution policy, in its sole discretion, at any time. Distributions made from offering proceeds are a return of capital to stockholders, from which we will have already paid offering expenses in connection with our IPO. We have not established any limit on the amount of proceeds from our IPO that may be used to fund distributions, except that, in accordance with our organizational documents and Maryland law, we may not make distributions that would: (1) cause us to be unable to pay our debts as they become due in the usual course of business; (2) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences, if any; or (3) jeopardize our ability to qualify as a REIT.
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
Maryland law provides that a director has no liability in that capacity if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in the corporation's best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. In addition, subject to certain limitations set forth therein or under Maryland law, our charter provides that no director or officer will be liable to us or our stockholders for monetary damages and requires us to indemnify our directors, officers and Advisor and our Advisor's affiliates and permits us to indemnify our employees and agents. However, as required by the NASAA REIT Guidelines, our charter provides that we may not indemnify a director, our Advisor or an affiliate of our Advisor for any loss or liability suffered by any of them or hold harmless such indemnitee for any loss or liability suffered by us unless (1) the indemnitee determined, in good faith, that the course of conduct that caused the loss or liability was in our best interests, (2) the indemnitee was acting on behalf of or performing services for us, (3) the liability or loss was not the result of (A) negligence or misconduct, in the case of a director (other than an independent director), the Advisor or an affiliate of the Advisor, or (B) gross negligence or willful misconduct, in the case of an independent director, and (4) the indemnification or agreement to hold harmless is recoverable only out of our net assets and not from our stockholders. Although our charter does not allow us to indemnify or hold harmless an indemnitee to a greater extent than permitted under Maryland law and the NASAA REIT Guidelines, we and our stockholders may have more limited rights against our directors, officers, employees and agents, and our Advisor and its affiliates, than might otherwise exist under common law, which could reduce your and our recovery against them. In addition, we may be obligated to fund the defense costs incurred by our directors, officers, employees and agents or our Advisor and its affiliates in some cases which would decrease the cash otherwise available for distribution to you.
We rely significantly on one major tenant and therefore, are subject to tenant credit concentrations that make us more susceptible to adverse events with respect to that tenant.
From time to time, one or more of our tenants (including, for this purpose, all affiliates thereof) may account for 5% or more of our annualized rental income on a straight-line basis. American Language Communication Center, Inc. represented 13.5% of our annualized rental income as of December 31, 2012.
The financial failure of a major tenant is likely to have a material adverse effect on our results of operations and our financial condition. In addition, the value of our investment in a real estate asset is historically driven by the credit quality of the underlying tenant, and an adverse change in a major tenant's financial condition or a decline in the credit rating of such tenant may result in a decline in the value of our investments and have a material adverse effect on our results of operations.
Risks Related to Conflicts of Interest
We are subject to conflicts of interest arising out of our relationships with our Advisor and its affiliates, including the material conflicts discussed below.
The management of multiple REITs, especially REITs in the development stage, by our executive officers and officers of our Advisor may significantly reduce the amount of time our executive officers and officers of our Advisor are able to spend on activities related to us and may cause other conflicts of interest, which may cause our operating results to suffer.
Our executive officers and officers of our Advisor are part of the senior management or are key personnel of the other American Realty Capital-sponsored REITs and their advisors. Four of the American Realty Capital-sponsored REITs, including American Realty Capital Global Trust, Inc., American Realty Capital Trust IV, Inc., ARC Realty Finance Trust, Inc. and American Realty Capital Healthcare Trust II, Inc., have registration statements that became effective in the past 12 months and currently are offering securities and none of the American Realty Capital-sponsored REITs are more than five years old. As a result, such REITs will have concurrent and/or overlapping fundraising, acquisition, operational and disposition and liquidation phases as us, which may cause conflicts of interest to arise throughout the life of our company with respect to, among other things, finding investors, locating and acquiring properties, entering into leases and disposing of properties. The conflicts of interest each of our executive officers and each officer of our Advisor will face may delay our fund raising and investment of our proceeds due to the competing time demands and generally cause our operating results to suffer. Officers of any service provider may face similar conflicts of interest should they be involved with the management of multiple REITs, and especially REITs in the developmental stage.

We will compete for investors with other programs of our Sponsor, which could adversely affect the amount of capital we have to invest.
The American Realty Capital group of companies is currently the sponsor of eight other public offerings of non-traded REIT shares, the majority of which will be ongoing during a significant portion of our offering period. These programs all have filed registration statements for the offering of common stock and either are or intend to elect to be taxed as REITs. These offerings are taking place concurrently with our offering, and our Sponsor is likely to sponsor other offerings during our offering period. Our Dealer Manager is the dealer manager for these other offerings. Additionally, our Sponsor is the sponsor of ARCP, which is a REIT that is actively traded on The NASDAQ Global Select Market, which may conduct one or more offerings during our offering period. We will compete for investors with these other programs, and the overlap of these offerings with our offering could adversely affect our ability to raise all the capital we seek in this offering, the timing of sales of our shares and the amount of proceeds we have to spend on real estate investments.
Our Advisor faces conflicts of interest relating to the purchase and leasing of properties, and such conflicts may not be resolved in our favor, which could adversely affect our investment opportunities.
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
We may enter into joint ventures with other American Realty Capital-sponsored programs for the acquisition, development or improvement of properties. Our Advisor may have conflicts of interest in determining which American Realty Capital-sponsored program should enter into any particular joint venture agreement. The co-venturer may have economic or business interests or goals that are or may become inconsistent with our business interests or goals. In addition, our Advisor may face a conflict in structuring the terms of the relationship between our interests and the interest of the affiliated co-venturer and in managing the joint venture. Since our Advisor and its affiliates will control both the affiliated co-venturer and, to a certain extent, us, agreements and transactions between the co-venturers with respect to any such joint venture will not have the benefit of arm's-length negotiation of the type normally conducted between unrelated co-venturers, which may result in the co-venturer receiving benefits greater than the benefits that we receive. In addition, we may assume liabilities related to the joint venture that exceeds the percentage of our investment in the joint venture.
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
Certain of our executive officers, including Nicholas S. Schorsch, who also serves as the chairman of our board of directors, and Edward M. Weil, Jr., president, chief operating officer and secretary, also are officers of our Advisor, our Property Manager, our Dealer Manager and other affiliated entities, including the other real estate programs sponsored by ARC. Their loyalties to these other entities could result in actions or inactions that are detrimental to our business, which could harm the implementation of our business strategy and our investment and leasing opportunities. Conflicts with our business and interests are most likely to arise from involvement in activities related to (a) allocation of new investments and management time and services between us and the other entities, (b) our purchase of properties from, or sale of properties, to affiliated entities, (c) the timing and terms of the investment in or sale of an asset, (d) development of our properties by affiliates, (e) investments with affiliates of our Advisor, (f) compensation to our Advisor, and (g) our relationship with our Dealer Manager and Property Manager. If we do not successfully implement our business strategy, we may be unable to generate cash needed to make distributions to you and to maintain or increase the value of our assets.
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
Our Advisor and its affiliates face conflicts of interest relating to our incentive fee structure, which could result in actions that are not necessarily in the long-term best interests of our stockholders.
Under our advisory agreement and the partnership agreement of the OP (the "Partnership Agreement") our Advisor or its affiliates, including New York Recovery Special Limited Partnership, LLC (the "Special Limited Partner") will be entitled to fees and distributions that are structured in a manner intended to provide incentives to our Advisor to perform in our best interests and in the best interests of our stockholders. However, because our Advisor does not maintain a significant equity interest in us and is entitled to receive substantial minimum compensation regardless of performance, our Advisor's interests are not wholly aligned with those of our stockholders. In that regard, our Advisor could be motivated to recommend riskier or more speculative investments in order for us to generate the specified levels of performance or sales proceeds that would entitle our Advisor to fees. In addition, our Advisor's and its assignees' entitlement to fees upon the sale of our assets and to participate in sale proceeds could result in our Advisor recommending sales of our investments at the earliest possible time at which sales of investments would produce the level of return that would entitle the Advisor to compensation relating to such sales, even if continued ownership of those investments might be in our best long-term interest. The Partnership Agreement requires us to pay a performance-based termination fee to the Special Limited Partner if we terminate the advisory agreement prior to the listing of our shares for trading on an exchange or, absent such termination, in respect of its participation in net sales proceeds. To avoid paying this fee, our independent directors may decide against terminating the advisory agreement prior to our listing of our shares or disposition of our investments even if, but for the termination fee, termination of the advisory agreement would be in our best interest. In addition, the requirement to pay the fee to the Advisor or its affiliates at termination could cause us to make different investment or disposition decisions than we would otherwise make, in order to satisfy our obligation to pay the fee to the terminated Advisor. Moreover, our Advisor will have the right to terminate the advisory agreement upon a change of control of our company and thereby trigger the payment of the termination fee, which could have the effect of delaying, deferring or preventing the change of control.
We disclose modified funds from operations, a non-GAAP financial measure, including in documents filed with the SEC; however, modified fund from operations is not equivalent to our net income or loss as determined under GAAP, and you should consider GAAP measures to be more relevant to our operating performance.
We use and disclose to investors modified funds from operations ("MFFO"), which is a non-GAAP financial measure. See ''Management's Discussion and Analysis of Financial Condition and Results of Operations - Funds from Operations and Modified Funds from Operations.'' MFFO is not equivalent to our net income or loss as determined in accordance with GAAP, and investors should consider GAAP measures to be more relevant to evaluating our operating performance. MFFO and GAAP net income differ because MFFO excludes gains or losses from sales of property and asset impairment write-downs, and adds back depreciation and amortization, adjusts for unconsolidated partnerships and joint ventures, and further excludes acquisition-related expenses, amortization of above- and below-market leases, fair value adjustments of derivative financial instruments, deferred rent receivables and the adjustments of such items related to noncontrolling interests.

Because of the differences between MFFO and GAAP net income or loss, MFFO may not be an accurate indicator of our operating performance, especially during periods in which we are acquiring properties. In addition, MFFO is not necessarily indicative of cash flow available to fund cash needs and investors should not consider MFFO as an alternative to cash flows from operations, as an indication of our liquidity, or as indicative of funds available to fund our cash needs, including our ability to make distributions to our stockholders.
Neither the SEC nor any other regulatory body has passed judgment on the acceptability of the adjustments that we use to calculate MFFO. Also, because not all companies calculate MFFO the same way, comparisons with other companies may not be meaningful.
Risks Related to Our Offering and Our Corporate Structure
The limit on the number of shares a person may own may discourage a takeover that could otherwise result in a premium price to our stockholders.
Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT. Unless exempted by our board of directors, no person may own more than 9.8% in value of the aggregate of the outstanding shares of our stock or more than 9.8% (in value or number, whichever is more restrictive) of any class or series of the outstanding shares of our stock. This restriction may have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all our assets) that might provide a premium price for holders of our common stock.
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
Under Maryland law, "business combinations" between a Maryland corporation and an interested stockholder or an affiliate of an interested stockholder are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder. These business combinations include a merger, consolidation, share exchange or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities. An interested stockholder is defined as:

•	any person who beneficially owns 10% or more of the voting power of the corporation's outstanding voting stock; or

•
an affiliate or associate of the corporation who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of the voting power of the then-outstanding stock of the corporation.

A person is not an interested stockholder under the statute if the board of directors approved in advance the transaction by which he or she otherwise would have become an interested stockholder. However, in approving a transaction, the board of directors may provide that its approval is subject to compliance, at or after the time of approval, with any terms and conditions determined by the board of directors.
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

These super-majority vote requirements do not apply if the corporation's common stockholders receive a minimum price, as defined under Maryland law, for their shares in the form of cash or other consideration in the same form as previously paid by the interested stockholder for its shares. The business combination statute permits various exemptions from its provisions, including business combinations that are exempted by the board of directors prior to the time that the interested stockholder becomes an interested stockholder. Pursuant to the statute, our board of directors has exempted any business combination involving our Advisor or any affiliate of our Advisor. Consequently, the five-year prohibition and the super-majority vote requirements will not apply to business combinations between us and our Advisor or any affiliate of our Advisor. As a result, our Advisor and any affiliate of our Advisor may be able to enter into business combinations with us that may not be in the best interest of our stockholders, without compliance with the super-majority vote requirements and the other provisions of the statute. The business combination statute may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer.
Maryland law limits the ability of a third-party to buy a large stake in us and exercise voting power in electing directors, which may discourage a takeover that could otherwise result in a premium price to our stockholders.
The Maryland Control Share Acquisition Act provides that "control shares" of a Maryland corporation acquired in a "control share acquisition" have no voting rights except to the extent approved by the affirmative vote of stockholders entitled to cast two-thirds of the votes entitled to be cast on the matter. Shares of stock owned by the acquirer, by officers or by employees who are directors of the corporation, are excluded from shares entitled to vote on the matter. "Control shares" are voting shares of stock which, if aggregated with all other shares of stock owned by the acquirer or in respect of which the acquirer can exercise or direct the exercise of voting power (except solely by virtue of a revocable proxy), would entitle the acquirer to exercise voting power in electing directors within specified ranges of voting power. Control shares do not include shares the acquiring person is then entitled to vote as a result of having previously obtained stockholder approval. A "control share acquisition" means the acquisition of control shares. The control share acquisition statute does not apply (a) to shares acquired in a merger, consolidation or share exchange if the corporation is a party to the transaction, or (b) to acquisitions approved or exempted by the charter or by-laws of the corporation. Our by-laws contain a provision exempting from the Control Share Acquisition Act any and all acquisitions of our stock by any person. There can be no assurance that this provision will not be amended or eliminated at any time in the future.
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
The company intends to conduct its operations, directly and through wholly or majority-owned subsidiaries, so that the company and each of its subsidiaries are exempt from registration as an investment company under the Investment Company Act. Under Section 3(a)(1)(A) of the Investment Company Act, a company is deemed to be an "investment company" if it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities. Under Section 3(a)(1)(C) of the Investment Company Act, a company is deemed to be an "investment company" if it is engaged, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and owns or propose to acquire "investment securities" having a value exceeding 40% of the value of its total assets on an unconsolidated basis, which we refer to as the "40% test."
Since we will be primarily engaged in the business of acquiring real estate, we believe that the company and most, if not all, of its wholly and majority-owned subsidiaries will not be considered investment companies under either Section 3(a)(1)(A) or Section 3(a)(1)(C) of the Investment Company Act. If the company or any of its wholly or majority-owned subsidiaries would ever inadvertently fall within one of the definitions of "investment company," we intend to rely on the exception provided by Section 3(c)(5)(C) of the Investment Company Act.

Under Section 3(c)(5)(C), the SEC staff generally requires a company to maintain at least 55% of its assets directly in qualifying assets and at least 80% of the entity's assets in qualifying assets and in a broader category of real estate related assets to qualify for this exception. Mortgage-related securities may or may not constitute such qualifying assets, depending on the characteristics of the mortgage-related securities, including the rights that we have with respect to the underlying loans. The company's ownership of mortgage-related securities, therefore, is limited by provisions of the Investment Company Act and SEC staff interpretations.
The method we use to classify our assets for purposes of the Investment Company Act will be based in large measure upon no-action positions taken by the SEC staff in the past. These no-action positions were issued in accordance with factual situations that may be substantially different from the factual situations we may face, and a number of these no-action positions were issued more than twenty years ago. No assurance can be given that the SEC staff will concur with our classification of our assets. In addition, the SEC staff may, in the future, issue further guidance that may require us to re-classify our assets for purposes of qualifying for an exclusion from regulation under the Investment Company Act. If we are required to re-classify our assets, we may no longer be in compliance with the exclusion from the definition of an "investment company" provided by Section 3(c)(5)(C) of the Investment Company Act.
A change in the value of any of our assets could cause us or one or more of our wholly or majority-owned subsidiaries to fall within the definition of "investment company" and negatively affect our ability to maintain our exemption from regulation under the Investment Company Act. To avoid being required to register the company or any of its subsidiaries as an investment company under the Investment Company Act, we may be unable to sell assets we would otherwise want to sell and may need to sell assets we would otherwise wish to retain. In addition, we may have to acquire additional income- or loss-generating assets that we might not otherwise have acquired or may have to forgo opportunities to acquire interests in companies that we would otherwise want to acquire and would be important to our investment strategy.
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
We will not calculate the net asset value per share for our shares until 18 months after completion of our last offering. Therefore, you will not be able to determine the net asset value of your shares on an on-going basis during our offering and for a substantial period of time thereafter.
We do not intend to calculate the net asset value per share for our shares until 18 months after the completion of our last offering. Beginning 18 months after the completion of the last offering of our shares (excluding offerings under our distribution reinvestment plan), our board of directors will determine the value of our properties and our other assets based on such information as our board determines appropriate, which may or may not include independent valuations of our properties or of our enterprise as a whole. We will disclose this net asset value to stockholders in our filings with the SEC. Therefore, you will not be able to determine the net asset value of your shares on an on-going basis during our offering.
You are limited in your ability to sell your shares pursuant to our share repurchase program and may have to hold your shares for an indefinite period of time.
Our board of directors may amend the terms of our share repurchase program without stockholder approval. Our board of directors also is free to suspend or terminate the program upon 30 days' notice or to reject any request for repurchase. In addition, the share repurchase program includes numerous restrictions that would limit your ability to sell your shares. Generally, you must have held your shares for at least one year in order to participate in our share repurchase program. Subject to funds being available, the purchase price for shares repurchased under our share repurchase program will be as set forth below until we establish an estimated value of our shares. We do not currently anticipate obtaining appraisals for our investments (other than investments in transactions with our Sponsor, Advisor, directors or their respective affiliates) and, accordingly, the estimated value of our investments should not be viewed as an accurate reflection of the fair market value of our investments nor will they represent the amount of net proceeds that would result from an immediate sale of our assets. We expect to begin establishing an estimated value of our shares based on the value of our real estate and real estate-related investments beginning 18 months after the close of our offering. We will retain persons independent of us and our Advisor to prepare the estimated value of our shares. Only those stockholders who purchased their shares from us or received their shares from us (directly or indirectly) through one or more non-cash transactions may be able to participate in the share redemption program. In other words, once our shares are transferred for value by a stockholder, the transferee and all subsequent holders of the shares are not eligible to participate in the share redemption program. We will repurchase shares on the last business day of each quarter (and in all events on a date other than a dividend payment date). Prior to establishing the estimated value of our shares, the price per share that we will pay to repurchase shares of our common stock will be as follows: (a) the lower of $9.25 or 92.5% of the price paid to acquire the shares from us for stockholders who have continuously held their shares for at least one year, (b) the lower of $9.50 or 95.0% of the price paid to acquire the shares from us for stockholders who have continuously held their shares for at least two years, (c) the lower of $9.75 or 97.5% of the price paid to acquire the shares from us for stockholders who have continuously held their shares for at least three years, and (d) the lower of $10.00 or 100% of the price paid to acquire the shares from us for stockholders who have continuously held their shares for at least four years (in each case, as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock). These limits might prevent us from accommodating all repurchase requests made in any year. These restrictions severely limit your ability to sell your shares should you require liquidity, and limit your ability to recover the value you invested or the fair market value of your shares.
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

Because our Dealer Manager is one of our affiliates, you will not have the benefit of an independent review of our prospectus or us of the type customarily performed in underwritten offerings.
Our Dealer Manager is one of our affiliates and will not make an independent review of us or the offering. Accordingly, you will have to rely on your own broker-dealer to make an independent review of the terms of our offering. If your broker-dealer does not conduct such a review, you will not have the benefit of an independent review of the terms of our offering. Further, the due diligence investigation of us by the Dealer Manager cannot be considered to be an independent review and, therefore, may not be as meaningful as a review conducted by an unaffiliated broker-dealer or investment banker. In addition, we do not, and do not expect to, have research analysts reviewing our performance or our securities on an ongoing basis. Therefore, you will not have an independent review of our performance and the value of our common stock relative to publicly traded companies.
Because our Advisor is wholly owned by our Sponsor through the Special Limited Partner, the interests of the Advisor and the Sponsor are not separate and as a result the Advisor may act in a way that is not necessarily in the investors' interest.
Our Advisor is indirectly wholly owned by our Sponsor through the Special Limited Partner. Therefore, the interests of our Advisor and our Sponsor are not separate and the Advisor's decisions may not be independent from the Sponsor and may result in the Advisor making decisions to act in ways that are not in the investors' interests.
Your interest in us will be diluted if we issue additional shares, which could adversely affect the value of your investment.
Existing stockholders and potential investors in our offering do not have preemptive rights to any shares issued by us in the future. Our charter currently authorizes us to issue 350.0 million shares of stock, of which 300.0 million shares are classified as common stock and 50.0 million are classified as preferred stock. Our board of directors may increase or decrease the aggregate number of authorized shares of stock, increase or decrease the number of shares of any class or series of stock designated, or reclassify any unissued shares into other classes or series of stock without the necessity of obtaining stockholder approval. All such shares may be issued in the discretion of our board of directors. Existing stockholders and investors purchasing shares in our offering likely will suffer dilution of their equity investment in us if we: (a) sell shares in our offering or sell additional shares in the future, including those issued pursuant to our distribution reinvestment plan; (b) sell securities that are convertible into shares of our common stock; (c) issue shares of our common stock in a private offering of securities to institutional investors; (d) issue restricted share awards to our directors; (e) issue shares to our Advisor or its affiliates, successors or assigns, in payment of an outstanding fee obligation as set forth under our advisory agreement and other agreements; or (f) issue shares of our common stock to sellers of properties acquired by us in connection with an exchange of limited partnership interests of the OP. In addition, the Partnership Agreement contains provisions that would allow, under certain circumstances, other entities, including other American Realty Capital-sponsored programs, to merge into or cause the exchange or conversion of their interest for interests of the OP. Because the limited partnership interests of the OP may, in the discretion of our board of directors, be exchanged for shares of our common stock, any merger, exchange or conversion between the OP and another entity ultimately could result in the issuance of a substantial number of shares of our common stock, thereby diluting the percentage ownership interest of other stockholders. Because of these and other reasons described in this "Risk Factors" section, you should not expect to be able to own a significant percentage of our shares.
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
On December 22, 2009, we commenced a private offering to accredited investors of up to $50.0 million in shares of our 8% series A convertible preferred stock (or the preferred shares) subject to an option to increase the offering up to $100.0 million in shares of our preferred stock. Pursuant to the terms of the private offering, the private offering terminated on September 2, 2010, the effective date of the registration statement. We received aggregate gross offering proceeds, net of certain discounts, of approximately $17.0 million from the sale of shares in the private offering. The preferred shares were convertible in whole or in part into shares of common stock after September 2, 2011, the first anniversary of the final closing of the private offering, at a conversion price of $9.00 per share (subject to discounts to a price not less than $8.50). On December 15, 2011, we exercised our option to convert all our outstanding preferred shares into approximately 2.0 million shares of common stock on a one-for-one basis. This conversion price was at a discount from the public offering price of our common stock pursuant to our offering and has resulted in dilution of our stockholders' interest in us.
Payment of fees to our Advisor and its affiliates reduces cash available for investment and distribution.
Our Advisor and its affiliates perform services for us in connection with conducting our operations and managing the portfolio of real estate and real estate-related debt and investments. Our Advisor and its affiliates will be paid substantial fees and receive substantial distributions for these services, which reduces the amount of cash available for investment in properties or distribution to stockholders.
Because of our holding company structure, we depend on our operating subsidiary and its subsidiaries for cash flow and we will be structurally subordinated in right of payment to the obligations of such operating subsidiary and its subsidiaries.
We are a holding company with no business operations of our own. Our only significant asset is and will be the general partnership interests of our operating partnership. We conduct, and intend to conduct, all of our business operations through our operating partnership. Accordingly, our only source of cash to pay our obligations is distributions from our operating partnership and its subsidiaries of their net earnings and cash flows. We cannot assure you that our operating partnership or its subsidiaries will be able to, or be permitted to, make distributions to us that will enable us to make distributions to our stockholders from cash flows from operations. Each of our operating partnership's subsidiaries is a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from such entities. In addition, because we are a holding company, your claims as stockholders will be structurally subordinated to all existing and future liabilities and obligations of our operating partnership and its subsidiaries. Therefore, in the event of our bankruptcy, liquidation or reorganization, our assets and those of our operating partnership and its subsidiaries will be able to satisfy your claims as stockholders only after all of our and our operating partnerships' and its subsidiaries' liabilities and obligations have been paid in full.
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

If a tenant declares bankruptcy, we may be unable to collect balances due under relevant leases, which could adversely affect our financial condition and ability to make distributions to you.
Any of our tenants, or any guarantor of a tenant's lease obligations, could be subject to a bankruptcy proceeding pursuant to Title 11 of the bankruptcy laws of the United States. Such a bankruptcy filing would bar all efforts by us to collect pre-bankruptcy debts from these entities or their properties, unless we receive an enabling order from the bankruptcy court. Post-bankruptcy debts would be paid currently. If a lease is assumed, all pre-bankruptcy balances owing under it must be paid in full. If a lease is rejected by a tenant in bankruptcy, we would have a general unsecured claim for damages. If a lease is rejected, it is unlikely we would receive any payments from the tenant because our claim is capped at the rent reserved under the lease, without acceleration, for the greater of one year or 15% of the remaining term of the lease, but not greater than three years, plus rent already due but unpaid. This claim could be paid only if funds were available, and then only in the same percentage as that realized on other unsecured claims. In January 2013, Big M, Inc., a tenant in our 1100 Kings Highway property declared bankruptcy under Chapter 11. As of December 31, 2012, Big M, Inc. represents 1.6% of our total annualized rental income and owes us approximately $44,000, which was paid in February 2013. Big M, Inc. has 210 days upon filing for bankruptcy protection to assume or reject its lease.
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
If a sale-leaseback transaction is re-characterized in a tenant's bankruptcy proceeding, our financial condition and ability to pay distributions to you could be adversely affected.
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
If we enter into sale-leaseback transactions, we will use commercially reasonable efforts to structure any such sale-leaseback transaction such that the lease will be characterized as a "true lease" for tax purposes, thereby allowing us to be treated as the owner of the property for U.S. federal income tax purposes. However, we cannot assure you that the IRS will not challenge such characterization. In the event that any such sale-leaseback transaction is challenged and recharacterized as a financing transaction or loan for U.S. federal income tax purposes, deductions for depreciation and cost recovery relating to such property would be disallowed. If a sale-leaseback transaction were so recharacterized, we might fail to satisfy the REIT qualification "asset tests" or "income tests" and, consequently, lose our REIT status effective with the year of recharacterization. Alternatively, the amount of our REIT taxable income could be recalculated which might also cause us to fail to meet the distribution requirement for a taxable year.
Properties that have vacancies for a significant period of time could be difficult to sell, which could diminish the return on your investment.
A property may incur vacancies either by the continued default of tenants under their leases or the expiration of tenant leases. If vacancies continue for a long period of time, we may suffer reduced revenues resulting in less cash to be distributed to stockholders. In addition, because properties' market values depend principally upon the value of the properties' leases, the resale value of properties with prolonged vacancies could suffer, which could further reduce your return.

We may obtain only limited warranties when we purchase a property and would have only limited recourse if our due diligence did not identify any issues that lower the value of our property, which could adversely affect our financial condition and ability to make distributions to you.
The seller of a property often sells such property in its "as is" condition on a "where is" basis and "with all faults," without any warranties of merchantability or fitness for a particular use or purpose. In addition, purchase agreements may contain only limited warranties, representations and indemnifications that will only survive for a limited period after the closing. The purchase of properties with limited warranties increases the risk that we may lose some or all our invested capital in the property as well as the loss of rental income from that property.
We may be unable to secure funds for future tenant improvements or capital needs, which could adversely impact our ability to pay cash distributions to our stockholders.
When tenants do not renew their leases or otherwise vacate their space, it is usual that, in order to attract replacement tenants, we will be required to expend substantial funds for tenant improvements and tenant refurbishments to the vacated space. In addition, we will likely be responsible for any major structural repairs, such as repairs to the foundation, exterior walls and rooftops, even if our leases with tenants require tenants to pay routine property maintenance costs. We will use substantially all of our offering's gross proceeds to buy real estate and pay various fees and expenses. We intend to reserve only 0.1% of the gross proceeds from our offering for future capital needs. Accordingly, if we need additional capital in the future to improve or maintain our properties or for any other reason, we will have to obtain financing from other sources, such as cash flow from operations, borrowings, property sales or future equity offerings. These sources of funding may not be available on attractive terms or at all. If we cannot procure additional funding for capital improvements, our investments may generate lower cash flows or decline in value, or both.
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
We may acquire or finance properties with lock-out provisions, which may prohibit us from selling a property, or may require us to maintain specified debt levels for a period of years on some properties, either of which could have an adverse affect on your investment.
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

Rising expenses could reduce cash flow and funds available for future acquisitions, which could reduce our ability to pay cash distributions to you.
Any properties that we now own or buy in the future will be subject to operating risks common to real estate in general, any or all of which may negatively affect us. If any property is not fully occupied or if rents are being paid in an amount that is insufficient to cover operating expenses, we could be required to expend funds with respect to that property for operating expenses. The properties will be subject to increases in tax rates, utility costs, operating expenses, insurance costs, repairs and maintenance and administrative expenses. If renewals of leases or future leases are not negotiated on a triple-net-lease basis or do not require the tenants to pay all or a portion of such expenses, we may have to pay those costs. If we are unable to lease properties on a triple-net-lease basis or on a basis requiring the tenants to pay all or some of such expenses, or if tenants fail to pay required tax, utility and other impositions, we could be required to pay those costs which could reduce funds available for future acquisitions or cash available for distributions.
If we suffer losses that are not covered by insurance or that are in excess of insurance coverage, we could lose invested capital and anticipated profits.
We carry comprehensive general liability coverage, property liability coverage and umbrella liability coverage on all our properties with limits of liability which we deem adequate to insure against liability claims and provide for the costs of defense. Similarly, we are insured against the risk of direct physical damage in amounts we estimate to be adequate to reimburse us on a replacement cost basis for costs incurred to repair or rebuild each property, including loss of rental income during the rehabilitation period. Material losses may occur in excess of insurance proceeds with respect to any property, as insurance may not be sufficient to fund the losses. However, there are types of losses, generally of a catastrophic nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters, which are either uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. Insurance risks associated with potential terrorism acts could sharply increase the premiums we pay for coverage against property and casualty claims. Additionally, mortgage lenders in some cases have begun to insist that commercial property owners purchase specific coverage against terrorism as a condition for providing mortgage loans. It is uncertain whether such insurance policies will be available, or available at reasonable cost, which could inhibit our ability to finance or refinance our potential properties. In these instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. We may not have adequate, or any, coverage for such losses. If such an event damaged or destroyed one or more of our properties, we could lose both our invested capital and anticipated profits from such property.
Real estate related taxes may increase and if these increases are not passed on to tenants, our income will be reduced, which could adversely affect our ability to make distributions to you.
Some local real property tax assessors may seek to reassess some of our properties as a result of our acquisition of the property. Generally, from time to time our property taxes increase as property values or assessment rates change or for other reasons deemed relevant by the assessors. An increase in the assessed valuation of a property for real estate tax purposes will result in an increase in the related real estate taxes on that property. There is no assurance that leases will be negotiated on a basis that passes such taxes on to the tenant. Increases not passed through to tenants will adversely affect our income, cash available for distributions, and the amount of distributions to you.
CC&Rs may restrict our ability to operate a property.
Some of our properties may be contiguous to other parcels of real property, comprising part of the same commercial center. In connection with such properties, there are significant covenants, conditions and restrictions, ("CC&Rs"), restricting the operation of such properties and any improvements on such properties, and related to granting easements on such properties. Moreover, the operation and management of the contiguous properties may impact such properties. Compliance with CC&Rs may adversely affect our operating costs and reduce the amount of funds that we have available to pay distributions.

Our operating results may be negatively affected by potential development and construction delays and resultant increased costs and risks, which may adversely affect the value of your shares.
We may use proceeds from our offering to acquire and develop properties upon which we will construct improvements. We will be subject to uncertainties associated with re-zoning for development, environmental concerns of governmental entities and/or community groups, and our builder's ability to build in conformity with plans, specifications, budgeted costs, and timetables. If a builder fails to perform, we may resort to legal action to rescind the purchase or the construction contract or to compel performance. A builder's performance also may be affected or delayed by conditions beyond the builder's control. Delays in completion of construction could also give tenants the right to terminate preconstruction leases. We may incur additional risks when we make periodic progress payments or other advances to builders before they complete construction. These and other such factors can result in increased costs of a project or loss of our investment. In addition, we will be subject to normal lease-up risks relating to newly constructed projects. We also must rely on rental income and expense projections and estimates of the fair market value of property upon completion of construction when agreeing upon a price at the time we acquire the property. If our projections are inaccurate, we may pay too much for a property, and our return on our investment could suffer.
We may invest in unimproved real property. For purposes of this paragraph, "unimproved real property" does not include properties acquired for the purpose of producing rental or other operating income, properties under development or construction, and properties under contract for development or in planning for development within one year. Returns from development of unimproved properties are also subject to risks associated with re-zoning the land for development and environmental concerns of governmental entities and/or community groups. If we invest in unimproved property other than property we intend to develop, your investment will be subject to the risks associated with investments in unimproved real property.
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
Our properties face competition that may affect tenants' ability to pay rent and the amount of rent paid to us may affect the cash available for distributions and the amount of distributions.
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
Some of these laws and regulations have been amended so as to require compliance with new or more stringent standards as of future dates. Compliance with new or more stringent laws or regulations or stricter interpretation of existing laws may require material expenditures by us. Future laws, ordinances or regulations may impose material environmental liability. Additionally, our tenants' operations, the existing condition of land when we buy it, operations in the vicinity of our properties, such as the presence of underground storage tanks, or activities of unrelated third parties may affect our properties. In addition, there are various local, state and federal fire, health, life-safety and similar regulations with which we may be required to comply, and that may subject us to liability in the form of fines or damages for noncompliance. Any material expenditures, fines, or damages we must pay will reduce our ability to make distributions and may reduce the value of your investment.
State and federal laws in this area are constantly evolving. We intend to obtain environmental assessments of most properties that we acquire; however, we will not obtain an independent third-party environmental assessment for every property we acquire. In addition, any such assessment that we do obtain may not reveal all environmental liabilities or that a prior owner of a property did not create a material environmental condition not known to us. The cost of defending against claims of liability, of compliance with environmental regulatory requirements, of remediating any contaminated property, or of paying personal injury claims would materially adversely affect our business, assets or results of operations and, consequently, amounts available for distribution to you.
If we sell properties by providing financing to purchasers, defaults by the purchasers would adversely affect our cash flows and our ability to make distributions to you.
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
Our recovery of an investment in a mortgage, bridge or mezzanine loan that has defaulted may be limited, resulting in losses to us and reducing the amount of funds available to pay distributions to you.
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

Joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on the financial condition of co-venturers and disputes between us and our co-venturers.
We are curently party to two joint ventures and may enter into other partnerships and co-ownership arrangements (including preferred equity investments) for the purpose of making investments. We are not in a position to exercise sole decision-making authority regarding such joint ventures. Investments in joint ventures may, under certain circumstances, involve risks not present were a third party not involved, including the possibility that partners or co-venturers might become bankrupt or fail to fund their required capital contributions. Co-venturers may have economic or other business interests or goals which are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. Such investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor the co-venturer would have full control over the joint venture. Disputes between us and co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and/or directors from focusing their time and effort on our business. Consequently, actions by or disputes with co-venturers might result in subjecting properties owned by the joint venture to additional risk. In addition, we may in certain circumstances be liable for the actions of our co-venturers.
Our costs associated with complying with the Americans with Disabilities Act may affect cash available for distributions.
Our properties will be subject to the Americans with Disabilities Act of 1990 (the "Disabilities Act"). Under the Disabilities Act, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The Disabilities Act has separate compliance requirements for "public accommodations" and "commercial facilities" that generally require that buildings and services, including restaurants and retail stores, be made accessible and available to people with disabilities. The Disabilities Act's requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties, or, in some cases, an award of damages. We cannot assure you that we will be able to acquire properties that comply with the Disabilities Act or place the burden on the seller or other third party, such as a tenant, to ensure compliance with the Disabilities Act. However, we cannot assure you that we will be able to acquire properties or allocate responsibilities in this manner. If we cannot, our funds used for Disabilities Act compliance may affect cash available for distributions and the amount of distributions to you.
Economic conditions may adversely affect our income and we could be subject to risks associated with acquiring discounted real estate assets.
U.S. and international markets are recently have experienced increased levels of volatility due to a combination of many factors, including decreasing values of home prices, limited access to credit markets, higher fuel prices, less consumer spending and fears of a national and global recession. The effects of such market dislocation may persist as financial institutions continue to take the necessary steps to restructure their business and capital structures. As a result, this economic downturn has reduced demand for space and removed support for rents and property values. Since we cannot predict how well the real estate markets will recover, the value of our properties may decline if current market conditions persist or worsen.
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

Potential changes in U.S. accounting standards regarding operating leases may make the leasing of our properties less attractive to our potential tenants, which could reduce overall demand for our leasing services.
Under current authoritative accounting guidance for leases, a lease is classified by a tenant as a capital lease if the significant risks and rewards of ownership are considered to reside with the tenant. Under capital lease accounting for a tenant, both the leased asset and liability are reflected on their balance sheet. If the lease does not meet any of the criteria for a capital lease, the lease is considered an operating lease by the tenant, and the obligation does not appear on the tenant's balance sheet; rather, the contractual future minimum payment obligations are only disclosed in the footnotes thereto. Thus, entering into an operating lease can appear to enhance a tenant's balance sheet in comparison to direct ownership. The Financial Accounting Standards Board ("FASB") and the International Accounting Standards Board ("IASB") conducted a joint project to re-evaluate lease accounting. In August 2010, the FASB and the IASB jointly released exposure drafts of a proposed accounting model that would significantly change lease accounting. Final standards have yet to be issued. Changes to the accounting guidance could affect both our accounting for leases as well as that of our current and potential tenants. These changes may affect how the real estate leasing business is conducted. For example, if the accounting standards regarding the financial statement classification of operating leases are revised, then companies may be less willing to enter into leases in general or desire to enter into leases with shorter terms because the apparent benefits to their balance sheets could be reduced or eliminated. This in turn could cause a delay in investing our offering proceeds and make it more difficult for us to enter into leases on terms we find favorable.
Retail Industry Risks
Retail conditions may adversely affect our income.
A retail property's revenues and value may be adversely affected by a number of factors, many of which apply to real estate investment generally, but which also include trends in the retail industry and perceptions by retailers or shoppers of the safety, convenience and attractiveness of the retail property. In addition, to the extent that the investing public has a negative perception of the retail sector, the value of our common stock may be negatively impacted.
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
In the retail sector, any tenant occupying a large portion of the gross leasable area of a retail center, a tenant of any of the triple-net single-user retail properties outside the primary geographical area of investment, commonly referred to as an anchor tenant, or a tenant that is our anchor tenant at more than one retail center, may become insolvent, may suffer a downturn in business, or may decide not to renew its lease. Any of these events would result in a reduction or cessation in rental payments to us and would adversely affect our financial condition. A lease termination by an anchor tenant could result in lease terminations or reductions in rent by other tenants whose leases permit cancellation or rent reduction if another tenant's lease is terminated. We may own properties where the tenants may have rights to terminate their leases if certain other tenants are no longer open for business. These "co-tenancy" provisions also may exist in some leases where we own a portion of a retail property and one or more of the anchor tenants leases space in that portion of the center not owned or controlled by us. If such tenants were to vacate their space, tenants with co-tenancy provisions would have the right to terminate their leases with us or seek a rent reduction from us. In such event, we may be unable to re-lease the vacated space. Similarly, the leases of some anchor tenants may permit the anchor tenant to transfer its lease to another retailer. The transfer to a new anchor tenant could cause customer traffic in the retail center to decrease and thereby reduce the income generated by that retail center. A lease transfer to a new anchor tenant could also allow other tenants to make reduced rental payments or to terminate their leases at the retail center. If we are unable to re-lease the vacated space to a new anchor tenant, we may incur additional expenses in order to re-model the space to be able to re-lease the space to more than one tenant.
Competition with other retail channels may reduce our profitability and the return on your investment.
If we acquire retail properties, our retail tenants will face potentially changing consumer preferences and increasing competition from other forms of retailing, such as discount shopping centers, outlet centers, upscale neighborhood strip centers, catalogues and other forms of direct marketing, discount shopping clubs, internet websites and telemarketing. Other retail centers within the market area of our properties will compete with our properties for customers, affecting their tenants' cash flows and thus affecting their ability to pay rent. In addition, some of our tenants' rent payments may be based on the amount of sales revenue that they generate. If these tenants experience competition, the amount of their rent may decrease and our cash flow will decrease.

Office Industry Risks
Declines in overall activity in our markets may adversely affect the performance of our office properties.
Rental income from office properties fluctuates with general market and economic conditions. Our office properties may be adversely affected by market or economic challenges experienced by the U.S. economy or real estate industry as a whole. Because our portfolio will include commercial office buildings located principally in the New York MSA, if economic conditions persist or deteriorate, then our results of operations, financial condition and ability to service current debt and to pay distributions to our stockholders may be adversely affected by the following potential conditions, among others:

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
As a result of the effects of an economic downturn, including increased unemployment rates, the residential industry may experience a significant decline in business caused by a reduction in overall renters. The current economic downturn and increase in unemployment rates may have an adverse affect on our operations if the tenants occupying the residential properties we acquire cease making rent payments to us. Moreover, low residential mortgage interest rates could accompany an economic downturn and encourage potential renters to purchase residences rather than lease them. The residential properties we acquire may experience declines in occupancy rate due to any such decline in residential mortgage interest rates.

Lodging Industry Risks
The hotel industry is very competitive and seasonal and has been affected by economic slowdowns, terrorist attacks and other world events.
The hotel industry is intensely competitive and seasonal in nature and has been affected by the current economic slowdown, terrorist attacks, military activity in the Middle East, natural disasters and other world events impacting the global economy and the travel and hotel industries, and, as a result, our lodging properties may be adversely affected. Since the hotel industry is intensely competitive, our third-party management company and our third-party tenants may be unable to compete successfully or if our competitors' marketing strategies are more effective, our results of operations, financial condition, and cash flows including our ability to service debt and to make distributions to our stockholders, may be adversely affected. In particular, as a result of terrorist attacks around the world, the war in Iraq and the effects of the economic recession, subsequent to 2001 the lodging industry experienced a significant decline in business caused by a reduction in both business and leisure travel. Our business and lodging properties may continue to be affected by such events, including our hotel occupancy levels and average daily rates, and, as a result, our revenues may decrease or not increase to levels we expect.
Since we do not intend to operate our lodging properties, our revenues depend on the ability of our third-party management company and our-third party tenants to compete successfully with other hotels in the New York MSA. Some of our competitors have substantially greater marketing and financial resources than we do. If our third-party management company and our third-party tenants are unable to compete successfully, including competition from Internet intermediaries, or if our competitors' marketing strategies are effective, our results of operations, financial condition, ability to service debt and ability to make distributions to our stockholders may be adversely affected.
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
We cannot and will not directly operate our lodging properties and, as a result, our results of operations, financial position, ability to service debt and our ability to make distributions to stockholders are dependent on the ability of our third-party management companies and our tenants to operate our hotel properties successfully. In order for us to satisfy certain REIT qualification rules, we cannot directly operate any lodging properties we may acquire or actively participate in the decisions affecting their daily operations. Instead, through a taxable REIT subsidiary, or TRS, we must enter into management agreements with a third-party management company, or we must lease our lodging properties to third-party tenants on a triple-net lease basis. We cannot and will not control this third-party management company or the tenants who operate and are responsible for maintenance and other day-to-day management of our lodging properties, including, but not limited to, the implementation of significant operating decisions. Thus, even if we believe our lodging properties are being operated inefficiently or in a manner that does not result in satisfactory operating results, we may not be able to require the third-party management company or the tenants to change their method of operation of our lodging properties. Our results of operations, financial position, cash flows and our ability to service debt and to make distributions to stockholders are, therefore, dependent on the ability of our third-party management company and tenants to operate our lodging properties successfully. Any negative publicity or other adverse developments that affect that operator and/or its affiliated brands generally may adversely affect our results of operations, financial condition, and consequently cash flows thereby impacting our ability to service debt, and to make distributions to our stockholders. There can be no assurance that our affiliate continues to manage any lodging properties we acquire.
We will rely on a third-party hotel management company to establish and maintain adequate internal controls over financial reporting at our lodging properties. In doing this, the Property Manager should have policies and procedures in place which allow it to effectively monitor and report to us the operating results of our lodging properties which ultimately are included in our consolidated financial statements. Because the operations of our lodging properties ultimately become a component of our consolidated financial statements, we evaluate the effectiveness of the internal controls over financial reporting at all our properties, including our lodging properties, in connection with the certifications we provide in our quarterly and annual reports on Form 10-Q and Form 10-K, respectively, pursuant to the Sarbanes-Oxley Act of 2002. However, we will not control the design or implementation of or changes to internal controls at any of our lodging properties. Thus, even if we believe that our lodging properties are being operated without effective internal controls, we may not be able to require the third-party management company to change its internal control structure. This could require us to implement extensive and possibly inefficient controls at a parent level in an attempt to mitigate such deficiencies. If such controls are not effective, the accuracy of the results of our operations that we report could be affected. Accordingly, our ability to conclude that, as a company, our internal controls are effective is significantly dependent upon the effectiveness of internal controls that our third-party management company will implement at our lodging properties. It is possible that we could have a significant deficiency or material weakness as a result of the ineffectiveness of the internal controls at one or more of our lodging properties.
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
Risks Associated with Debt Financing and Investments
We have broad authority to incur debt, and high levels of debt could hinder our ability to make distributions and could decrease the value of your investment.
We expect that in most instances, we will acquire real properties by using either existing financing or borrowing new funds. In addition, we may incur mortgage debt and pledge all or some of our real properties as security for that debt to obtain funds to acquire additional real properties. We may borrow if we need funds to satisfy the REIT tax qualification requirement that we distribute at least 90% of our annual REIT taxable income to our stockholders. We also may borrow if we otherwise deem it necessary or advisable to assure that we maintain our qualification as a REIT.
Our Advisor believes that utilizing borrowing is consistent with our investment objective of maximizing the return to investors. There is no limitation on the amount we may borrow against any single improved property. Under our charter, our borrowings may not exceed 300% of our total "net assets" (as defined in our charter and in accordance with the NASAA REIT Guidelines) as of the date of any borrowing, which is generally expected to be approximately 75% of the cost of our investments; however, we may exceed that limit if approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for exceeding such limit. This charter limitation, however, does not apply to individual real estate assets or investments. In addition, it is our intention to limit our borrowings to 40% to 50% of the aggregate fair market value of our assets (calculated after the close of our offering and once we have invested substantially all the proceeds of our offering), unless excess borrowing is approved by a majority of the independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for such excess borrowing. This limitation, however, will not apply to individual real estate assets or investments. At the date of acquisition of each asset, we anticipate that that the cost of investment for such asset will be substantially similar to its fair market value, which will enable us to satisfy our requirements under the NASAA REIT Guidelines. However, subsequent events, including changes in the fair market value of our assets, could result in our exceeding these limits. We expect that during the period of our offering we will seek independent director approval of borrowings in excess of these limitations since we will then be in the process of raising our equity capital to acquire our portfolio. As a result, we expect that our debt levels will be higher until we have invested most of our capital. High debt levels would cause us to incur higher interest charges, would result in higher debt service payments and could be accompanied by restrictive covenants. These factors could limit the amount of cash we have available to distribute and could result in a decline in the value of your investment.

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
The domestic and international commercial real estate debt markets are currently experiencing a tightening of underwriting standards by lenders and credit rating agencies. This is resulting in lenders increasing the cost for debt financing. Should the overall cost of borrowings increase, either by increases in the index rates or by increases in lender spreads, we will need to factor such increases into the economics of future acquisitions. This may result in future acquisitions generating lower overall economic returns and potentially reducing future cash flow available for distribution. If these disruptions in the debt markets persist, our ability to borrow monies to finance the purchase of, or other activities related to, real estate assets will be negatively impacted. If we are unable to borrow monies on terms and conditions that we find acceptable, we likely will have to reduce the number of properties we can purchase, and the return on the properties we do purchase may be lower. In addition, we may find it difficult, costly or impossible to refinance indebtedness which is maturing.
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
In connection with providing us financing, a lender could impose restrictions on us that affect our distribution and operating policies and our ability to incur additional debt. Loan documents we enter into may contain covenants that limit our ability to further mortgage the property, discontinue insurance coverage or replace our Advisor. These or other limitations may adversely affect our flexibility and our ability to achieve our investment and operating objectives.
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
We may originate and purchase real estate debt securities, which are subject to risks of delinquency and foreclosure and risks of loss. Typically, we will not have recourse to the personal assets of our borrowers. The ability of a borrower to repay a real estate debt security secured by an income-producing property depends primarily upon the successful operation of the property, rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower's ability to repay the real estate debt security may be impaired. A property's net operating income can be affected by, among other things:

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

U.S. Federal Income Tax Risks
Our failure to remain qualified as a REIT would subject us to U.S. federal income tax and potentially state and local tax, and would adversely affect our operations and the market price of our common stock.
We believe that we have qualified to be taxed as a REIT commencing with our taxable year ended December 31, 2010, and intend to operate in a manner that would allow us to continue to qualify as a REIT. However, we may terminate our REIT qualification, if our board of directors determines that not qualifying as a REIT is in the best interests of our stockholders, or inadvertently. Our qualification as a REIT depends upon our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. However, the REIT qualification requirements are extremely complex and interpretation of the U.S. federal income tax laws governing qualification as a REIT is limited. Furthermore, any opinion of our counsel, including tax counsel, as to our eligibility to qualify or remain qualified as a REIT is not binding on the Internal Revenue Service ("IRS") and is not a guarantee that we will qualify, or continue to qualify, as a REIT. Accordingly, we cannot be certain that we will be successful in operating so we can qualify or remain qualified as a REIT. Our ability to satisfy the asset tests depends on our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. Our compliance with the REIT income or quarterly asset requirements also depends on our ability to successfully manage the composition of our income and assets on an ongoing basis. Accordingly, if certain of our operations were to be recharacterized by the IRS, such recharacterization would jeopardize our ability to satisfy all the requirements for qualification as a REIT. Furthermore, future legislative, judicial or administrative changes to the U.S. federal income tax laws could be applied retroactively, which could result in our disqualification as a REIT.
If we fail to continue to qualify as a REIT for any taxable year, and we do not qualify for certain statutory relief provisions, we will be subject to U.S. federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT qualification. Losing our REIT qualification would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer qualify for the dividends paid deduction, and we would no longer be required to make distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax.
Even if we fail to qualify as a REIT, in certain circumstances, we may incur tax liabilities that would reduce our cash available for distribution to you.
Even if we qualify and maintain our status as a REIT, we may be subject to U.S. federal, state and local income taxes. For example, net income from the sale of properties that are "dealer" properties sold by a REIT (a "prohibited transaction" under the Code) will be subject to a 100% tax. We may not make sufficient distributions to avoid excise taxes applicable to REITs. We also may decide to retain net capital gain we earn from the sale or other disposition of our property and pay U.S. federal income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability unless they file U.S. federal income tax returns and thereon seek a refund of such tax. We also will be subject to corporate tax on any undistributed REIT taxable income.We also may be subject to state and local taxes on our income or property, including franchise, payroll and transfer taxes, either directly or at the level of our Operating Partnership or at the level of the other companies through which we indirectly own our assets, such as our TRSs, which are subject to full U.S. federal, state, local and foreign corporate-level income taxes. Any taxes we pay directly or indirectly will reduce our cash available for distribution to you.
To qualify as a REIT we must meet annual distribution requirements, which may force us to forgo otherwise attractive opportunities or borrow funds during unfavorable market conditions. This could delay or hinder our ability to meet our investment objectives and reduce your overall return.
In order to qualify and maintain our status as a REIT, we must annually distribute to our stockholders at least 90% of our REIT taxable income (which does not equal net income, as calculated in accordance with GAAP), determined without regard to the deduction for distributions paid and excluding net capital gain. We will be subject to U.S. federal income tax on our undistributed REIT taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (i) 85% of our ordinary income, (ii) 95% of our capital gain net income and (iii) 100% of our undistributed income from prior years. These requirements could cause us to distribute amounts that otherwise would be spent on investments in real estate assets and it is possible that we might be required to borrow funds, possibly at unfavorable rates, or sell assets to fund these distributions. Although we intend to make distributions sufficient to meet the annual distribution requirements and to avoid U.S. federal income and excise taxes on our earnings while we qualify as a REIT, it is possible that we might not always be able to do so.

Certain of our business activities are potentially subject to the prohibited transaction tax, which could reduce the return on your investment.
For so long as we qualify as a REIT, our ability to dispose of property during the first few years following acquisition is restricted to a substantial extent as a result of our REIT qualification. Under applicable provisions of the Code regarding prohibited transactions by REITs, while we qualify as a REIT, we will be subject to a 100% penalty tax on any gain recognized on the sale or other disposition of any property (other than foreclosure property) that we own, directly or through any subsidiary entity, including our operating partnership, but generally excluding our TRSs, that is deemed to be inventory or property held primarily for sale to customers in the ordinary course of a trade or business. Whether property is inventory or otherwise held primarily for sale to customers in the ordinary course of a trade or business depends on the particular facts and circumstances surrounding each property. While we qualify as a REIT, we avoid the 100% prohibited transaction tax by (1) conducting activities that may otherwise be considered prohibited transactions through a TRS (but such TRS will incur corporate rate income taxes with respect to any income or gain recognized by it), (2) conducting our operations in such a manner so that no sale or other disposition of an asset we own, directly or through any subsidiary, will be treated as a prohibited transaction or (3) structuring certain dispositions of our properties to comply with the requirements of the prohibited transaction safe harbor available under the Code for properties that, among other requirements have been held for at least two years. Despite our present intention, no assurance can be given that any particular property we own, directly or through any subsidiary entity, including our operating partnership, but generally excluding our TRSs, will not be treated as inventory or property held primarily for sale to customers in the ordinary course of a trade or business.
Our TRSs are subject to corporate-level taxes and our dealings with our TRSs may be subject to 100% excise tax.
A REIT may own up to 100% of the stock of one or more TRS. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 25% of the value of a REIT's assets may consist of stock or securities of one or more TRS.
A TRS may hold assets and earn income that would not be qualifying assets or income if held or earned directly by a REIT, including gross income from operations pursuant to management contracts. We must operate our "qualified lodging facilities" through one or more TRS that lease such properties from us. We may use our TRSs generally for other activities as well, such as to hold properties for sale in the ordinary course of business or to hold assets or conduct activities that we cannot conduct directly as a REIT. A TRS will be subject to applicable U.S. federal, state, local and foreign income tax on its taxable income. In addition, the rules, which are applicable to us as a REIT, also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm's-length basis.
If our leases to our TRSs are not respected as true leases for U.S. federal income tax purposes, we would fail to qualify as a REIT.
To qualify as a REIT, we must satisfy two gross income tests, under which specified percentages of our gross income must be derived from certain sources, such as "rents from real property." In order for such rent to qualify as "rents from real property" for purposes of the REIT gross income tests, the leases must be respected as true leases for U.S. federal income tax purposes and not be treated as service contracts, joint ventures or some other type of arrangement. If our leases are not respected as true leases for U.S. federal income tax purposes, we would fail to qualify as a REIT.
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

If our "qualified lodging facilities" are not properly leased to a TRS or the managers of such "qualified lodging facilities" do not qualify as "eligible independent contractors," we could fail to qualify as a REIT.
In general, we cannot operate any lodging facilities and can only indirectly participate in the operation of "qualified lodging facilities" on an after-tax basis through leases of such properties to our TRSs. A "qualified lodging facility" is a hotel, motel, or other establishment in which more than one-half of the dwelling units are used on a transient basis at which or in connection with which wagering activities are not conducted. Rent paid by a lessee that is a "related party tenant" of ours will not be qualifying income for purposes of the two gross income tests applicable to REITs. A TRS that leases lodging facilities from us will not be treated as a "related party tenant" with respect to our lodging facilities that are managed by an independent management company, so long as the independent management company qualifies as an "eligible independent contractor."
Each of the management companies that enters into a management contract with our TRSs must qualify as an "eligible independent contractor" under the REIT rules in order for the rent paid to us by our TRSs to be qualifying income for purposes of the REIT gross income tests. An "eligible independent contractor" is an independent contractor that, at the time such contractor enters into a management or other agreement with a TRS to operate a "qualified lodging facility," is actively engaged in the trade or business of operating "qualified lodging facilities" for any person not related, as defined in the Code, to us or the TRS. Among other requirements, in order to qualify as an independent contractor a manager must not own, directly or applying attribution provisions of the Code, more than 35% of our outstanding shares of stock (by value), and no person or group of persons can own more than 35% of our outstanding shares and 35% of the ownership interests of the manager (taking into account only owners of more than 5% of our shares and, with respect to ownership interest in such managers that are publicly traded, only holders of more than 5% of such ownership interests). The ownership attribution rules that apply for purposes of the 35% thresholds are complex. There can be no assurance that the levels of ownership of our stock by our managers and their owners will not be exceeded.
Our investments in certain debt instruments may cause us to recognize "phantom income" for U.S. federal income tax purposes even though no cash payments have been received on the debt instruments, and certain modifications of such debt by us could cause the modified debt to not qualify as a good REIT asset, thereby jeopardizing our REIT qualification.
Our taxable income may substantially exceed our net income as determined based on GAAP, or differences in timing between the recognition of taxable income and the actual receipt of cash may occur. For example, we may acquire assets, including debt securities requiring us to accrue original issue discount ("OID") or recognize market discount income, that generate taxable income in excess of economic income or in advance of the corresponding cash flow from the assets referred to as "phantom income." In addition, if a borrower with respect to a particular debt instrument encounters financial difficulty rendering it unable to pay stated interest as due, we may nonetheless be required to continue to recognize the unpaid interest as taxable income with the effect that we will recognize income but will not have a corresponding amount of cash available for distribution to our stockholders.
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
Moreover, we may acquire distressed debt investments that require subsequent modification by agreement with the borrower. If the amendments to the outstanding debt are "significant modifications" under the applicable Treasury Regulations, the modified debt may be considered to have been reissued to us in a debt-for-debt taxable exchange with the borrower. This deemed reissuance may prevent the modified debt from qualifying as a good REIT asset if the underlying security has declined in value and would cause us to recognize income to the extent the principal amount of the modified debt exceeds our adjusted tax basis in the unmodified debt.
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

We may choose to make distributions in our own stock, in which case you may be required to pay U.S. federal income taxes in excess of the cash dividends you receive.
In connection with our qualification as a REIT, we are required to distribute annually to our stockholders at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding net capital gain. In order to satisfy this requirement, we may make distributions that are payable in cash and/or shares of our common stock (which could account for up to 80% of the aggregate amount of such distributions) at the election of each stockholder. Taxable stockholders receiving such distributions will be required to include the full amount of such distributions as ordinary dividend income to the extent of our current or accumulated earnings and profits, as determined for U.S. federal income tax purposes. As a result, U.S. stockholders may be required to pay U.S. federal income taxes with respect to such distributions in excess of the cash portion of the distribution received. Accordingly, U.S. stockholders receiving a distribution of our shares may be required to sell shares received in such distribution or may be required to sell other stock or assets owned by them, at a time that may be disadvantageous, in order to satisfy any tax imposed on such distribution. If a U.S. stockholder sells the stock that it receives as part of the distribution in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the distribution, depending on the market price of our stock at the time of the sale. Furthermore, with respect to certain non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such distribution, including in respect of all or a portion of such distribution that is payable in stock, by withholding or disposing of part of the shares included in such distribution and using the proceeds of such disposition to satisfy the withholding tax imposed. In addition, if a significant number of our stockholders determine to sell shares of our common stock in order to pay taxes owed on dividend income, such sale may put downward pressure on the price of our common stock.

Various tax aspects of such a taxable cash/stock distribution are uncertain and have not yet been addressed by the IRS. No assurance can be given that the IRS will not impose requirements in the future with respect to taxable cash/stock distributions, including on a retroactive basis, or assert that the requirements for such taxable cash/stock distributions have not been met.

The taxation of distributions to our stockholders can be complex; however, distributions that we make to our stockholders generally will be taxable as ordinary income, which may reduce your anticipated return from an investment in us.
Distributions that we make to our taxable stockholders out of current and accumulated earnings and profits (and not designated as capital gain dividends or qualified dividend income) generally will be taxable as ordinary income. However, a portion of our distributions may (1) be designated by us as capital gain dividends generally taxable as long-term capital gain to the extent that they are attributable to net capital gain recognized by us, (2) be designated by us as qualified dividend income generally to the extent they are attributable to dividends we receive from our TRSs, or (3) constitute a return of capital generally to the extent that they exceed our accumulated earnings and profits as determined for U.S. federal income tax purposes. A return of capital is not taxable, but has the effect of reducing the basis of a stockholder's investment in our common stock.
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
Currently, the maximum tax rate applicable to qualified dividend income payable to U.S. stockholders that are individuals, trusts and estates is 20%. Dividends payable by REITs, however, generally are not eligible for this reduced rate. Although this does not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common stock. Tax rates could be changed in future legislation.

If we were considered to actually or constructively pay a "preferential dividend" to certain of our stockholders, our status as a REIT could be adversely affected.
In order to qualify as a REIT, we must annually distribute to our stockholders at least 90% of our REIT taxable income (which does not equal net income, as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding net capital gain. In order for distributions to be counted as satisfying the annual distribution requirements for REITs, and to provide us with a REIT-level tax deduction, the distributions must not be "preferential dividends." A dividend is not a preferential dividend if the distribution is pro rata among all outstanding shares of stock within a particular class, and in accordance with the preferences among different classes of stock as set forth in our organizational documents. Currently, there is uncertainty as to the IRS's position regarding whether certain arrangements that REITs have with their stockholders could give rise to the inadvertent payment of a preferential dividend (e.g., the pricing methodology for stock purchased under a distribution reinvestment program inadvertently causing a greater than 5% discount on the price of such stock purchased). There is no de minimis exception with respect to preferential dividends; therefore, if the IRS were to take the position that we inadvertently paid a preferential dividend, we may be deemed to have failed the 90% distribution test, and our status as a REIT could be terminated for the year in which such determination is made if we were unable to cure such failure. While we believe that our operations have been structured in such a manner that we will not be treated as inadvertently paying preferential dividends, we can provide no assurance to this effect.
Complying with REIT requirements may limit our ability to hedge our liabilities effectively and may cause us to incur tax liabilities.
The REIT provisions of the Code may limit our ability to hedge our liabilities. Any income from a hedging transaction we enter into to manage risk of interest rate changes, price changes or currency fluctuations with respect to borrowings made or to be made to acquire or carry real estate assets, if properly identified under applicable Treasury Regulations, does not constitute "gross income" for purposes of the 75% or 95% gross income tests. To the extent that we enter into other types of hedging transactions, the income from those transactions will likely be treated as non-qualifying income for purposes of both of the gross income tests. As a result of these rules, we may need to limit our use of advantageous hedging techniques or implement those hedges through a TRS. This could increase the cost of our hedging activities because our TRSs would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in a TRS generally will not provide any tax benefit, except for being carried forward against future taxable income of such TRS.
Complying with REIT requirements may force us to forgo and/or liquidate otherwise attractive investment opportunities.
To qualify as a REIT, we must ensure that we meet the REIT gross income tests annually and that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets, including certain mortgage loans and certain kinds of mortgage-related securities. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 25% of the value of our total assets can be represented by securities of one or more TRS. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate assets from our portfolio or not make otherwise attractive investments in order to maintain our qualification as a REIT. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.
The ability of our board of directors to revoke our REIT qualification without stockholder approval may subject us to U.S. federal income tax and reduce distributions to our stockholders.
Our charter provides that our board of directors may revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that it is no longer in our best interest to continue to qualify as a REIT. While we have elected to be taxed as a REIT, we may terminate our REIT election if we determine that qualifying as a REIT is no longer in the best interests of our stockholders. If we cease to be a REIT, we would become subject to U.S. federal income tax on our taxable income and would no longer be required to distribute most of our taxable income to our stockholders, which may have adverse consequences on our total return to our stockholders and on the market price of our common stock.

We may be subject to adverse legislative or regulatory tax changes that could increase our tax liability, reduce our operating flexibility and reduce the price of our common stock.
In recent years, numerous legislative, judicial and administrative changes have been made in the provisions of U.S. federal income tax laws applicable to investments similar to an investment in shares of our common stock. Additional changes to the tax laws are likely to continue to occur, and we cannot assure you that any such changes will not adversely affect the taxation of a stockholder. Any such changes could have an adverse effect on an investment in our shares or on the market value or the resale potential of our assets. You are urged to consult with your own tax advisor with respect to the impact of recent legislation on your investment in our shares and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our shares. You also should note that our counsel's tax opinion is based upon existing law, applicable as of the date of its opinion, all of which will be subject to change, either prospectively or retroactively.
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
Subject to certain exceptions, distributions received from us will be treated as dividends of ordinary income to the extent of our current or accumulated earnings and profits. Such dividends ordinarily will be subject to U.S. withholding tax at a 30% rate, or such lower rate as may be specified by an applicable income tax treaty, unless the distributions are treated as "effectively connected" with the conduct by the non-U.S. stockholder of a U.S. trade or business. Pursuant to the Foreign Investment in Real Property Tax Act of 1980 ("FIRPTA") capital gain distributions attributable to sales or exchanges of "U.S. real property interests" ("USRPIs") generally will be taxed to a non-U.S. stockholder as if such gain were effectively connected with a U.S. trade or business. However, a capital gain dividend will not be treated as effectively connected income if (a) the distribution is received with respect to a class of stock that is regularly traded on an established securities market located in the United States and (b) the non-U.S. stockholder does not own more than 5% of the class of our stock at any time during the one-year period ending on the date the distribution is received. We do not anticipate that our shares will be "regularly traded" on an established securities market for the foreseeable future, and therefore, this exception is not expected to apply.
Gain recognized by a non-U.S. stockholder upon the sale or exchange of our common stock generally will not be subject to U.S. federal income taxation unless such stock constitutes a USRPI under FIRPTA. Our common stock will not constitute a USRPI so long as we are a "domestically-controlled qualified investment entity." A domestically-controlled qualified investment entity includes a REIT if at all times during a specified testing period, less than 50% in value of such REIT's stock is held directly or indirectly by non-U.S. stockholders. We believe, but cannot assure you, that we will be a domestically-controlled qualified investment entity.
Even if we do not qualify as a domestically-controlled qualified investment entity at the time a non-U.S. stockholder sells or exchanges our common stock, gain arising from such a sale or exchange would not be subject to U.S. taxation under FIRPTA as a sale of a USRPI if (a) our common stock is "regularly traded," as defined by applicable Treasury regulations, on an established securities market, and (b) such non-U.S. stockholder owned, actually and constructively, 5% or less of our common stock at any time during the five-year period ending on the date of the sale. However, it is not anticipated that our common stock will be "regularly traded" on an established market. We encourage you to consult your tax advisor to determine the tax consequences applicable to you if you are a non-U.S. stockholder.
Potential characterization of distributions or gain on sale may be treated as unrelated business taxable income to tax-exempt investors.
If (a) we are a "pension-held REIT," (b) a tax-exempt stockholder has incurred (or is deemed to have incurred) debt to purchase or hold our common stock, or (c) a holder of common stock is a certain type of tax-exempt stockholder, dividends on, and gains recognized on the sale of, common stock by such tax-exempt stockholder may be subject to U.S. federal income tax as unrelated business taxable income under the Code.

In order to avoid triggering additional taxes and/or penalties, if you intend to invest in our shares through pension or profit-sharing trusts or IRAs, you should consider additional factors.
Our management has attempted to structure us in such a manner that we will be an attractive investment vehicle for pension, profit-sharing, 401(k), Keogh and other qualified retirement plans and IRAs. However, in considering an investment in our shares, those involved with making such an investment decision should consider applicable provisions of the Code and ERISA. While each of the ERISA and Code issues discussed below may not apply to all such plans and IRAs, individuals involved with making investment decisions with respect to such plans and IRAs should carefully review the items described below, and determine their applicability to their situation. Any such prospective investors are required to consult their own legal and tax advisors on these matters.
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

•
whether there is sufficient liquidity for the plan or IRA, considering the minimum and other distribution requirements under the Code and the liquidity needs of such plan or IRA, after taking this investment into account;

•	the need to value the assets of the plan or IRA annually or more frequently; and

•	whether the investment would constitute or give rise to a prohibited transaction under ERISA or the Code, if applicable.
Item 1B. Unresolved Staff Comments.
Not applicable.
Item 2. Properties
General
As of December 31, 2012, we owned 16 properties located in the New York MSA. These properties are 96.0% leased on a weighted average basis with a weighted average remaining lease term of 9.5 years as of December 31, 2012.  In the aggregate, these properties represent 0.6 million rentable square feet.

The following table presents certain additional information about the properties we own at December 31, 2012:

Portfolio Property	Acquisition Date	Number of Properties	RentableSquare Feet	Occupancy	Remaining Lease Term (1)	Annualized Net Operating Income (2)	Base Purchase Price (3)	Capitalization Rate (4)	Annualized Rental Income (5) per RentedSquare Foot
						(In thousands)	(In thousands)
Interior Design Building	Jun. 2010	1	81,082	100.0%	3.4	$2,147	$32,250	6.7%	$40.13
367 - 387 Bleecker Street (6)	Dec. 2010	3	9,724	100.0%	7.2	2,463	34,000	7.2%	262.65
Foot Locker	Apr. 2011	1	6,118	100.0%	13.1	455	6,166	7.4%	74.37
Regal Parking Garage	Jun. 2011	1	12,856	100.0%	21.6	405	5,400	7.5%	31.50
Duane Reade	Oct. 2011	1	9,767	100.0%	15.8	960	14,000	6.9%	98.29
416 Washington Street	Nov. 2011	1	22,306	100.0%	12.5	927	9,860	9.4%	47.34
One Jackson Square	Nov. 2011	1	7,080	100.0%	14.5	1,632	22,500	7.3%	236.16
Portfolio, December 31, 2011		9	148,933	100.0%	9.4	8,989	124,176	7.2%	69.53

350 West 42nd Street	Mar. 2012	1	42,774	100.0%	13.7	1,556	20,700	7.5%	41.73
1100 Kings Highway	May 2012	1	61,318	100.0%	8.8	2,369	36,727	6.5%	41.52
163 Washington Avenue Apartments (7)	Sep. 2012	1	41,613	79.4%	1.1	1,750	31,500	5.6%	50.57
1623 Kings Highway	Oct. 2012	1	19,960	100.0%	10.1	1,021	13,250	7.7%	52.96
256 West 38th Street	Dec. 2012	1	118,815	86.9%	5.1	3,300	48,600	6.8%	33.60
229 West 36th Street	Dec. 2012	1	148,894	100.0%	12.4	5,920	64,850	9.1%	49.89
350 Bleecker Street	Dec. 2012	1	14,511	100.0%	12.9	1,000	10,900	9.2%	66.89
2012 Acquisitions		7	447,885	94.6%	9.5	16,916	226,527	7.5%	45.12
Portfolio, December 31, 2012		16	596,818	96.0%	9.5	$25,905	$350,703	7.4%	$51.47
______________________________

(1)	Remaining lease term in years as of December 31, 2012, calculated on a weighted-average basis.

(2)
Annualized net operating income for the year ended December 31, 2012 or since acquisition date.  Net operating income is rental income on a straight-line basis, which includes tenant concessions such as free rent, as applicable, plus operating expense reimbursement revenue less property operating expenses.

(3)	Contract purchase price, excluding acquisition related costs.

(4)	Annualized net operating income divided by base purchase price.

(5)	Annualized rental income as of December 31, 2012 for the in-place leases in the property portfolio on a straight-line basis, which includes tenant concessions such as free rent, as applicable.

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

Future Minimum Lease Payments
The following table presents future minimum base rent payments, on a cash basis, due to us over the next ten years and thereafter at the properties we own as of December 31, 2012. These amounts exclude contingent rental payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes among other items.

(In thousands)	Future Minimum Base Rent Payments
2013	$25,127
2014	24,154
2015	23,897
2016	23,955
2017	22,387
2018	20,752
2019	19,997
2020	19,565
2021	18,234
2022	17,009
Thereafter	71,771
Total	$286,848
Future Lease Expirations Table
The following is a summary of lease expirations for the next ten years at the properties we own as of December 31, 2012:

Year of Expiration	Number of Leases Expiring	Annualized Rental Income (1)	Annualized Rental Income as a Percentage of the Total Portfolio	Leased Rentable Square Feet	Percent of Portfolio Rentable Square Feet. Expiring
		(In thousands)
2013	39	$1,071	3.6%	53,409	9.3%
2014	17	1,652	5.6%	49,528	8.6%
2015	1	49	0.2%	1,565	0.3%
2016	10	2,001	6.8%	43,103	7.5%
2017	11	2,443	8.3%	41,946	7.3%
2018	4	1,067	3.6%	32,407	5.7%
2019	2	631	2.1%	22,733	4.0%
2020	5	2,313	7.8%	24,727	4.3%
2021	1	259	0.9%	2,232	0.4%
2022	7	2,906	9.9%	52,075	9.1%
Total	97	$14,392	48.8%	323,725	56.5%
_____________________________

(1)	Annualized rental income as of December 31, 2012 for the leases in place in the property portfolio on a straight-line basis, which includes tenant concessions such as free rent, as applicable.

Tenant Concentration
The following table lists tenants whose rented square footage is greater than 10% of the total portfolio rentable square footage as of December 31, 2012:

Tenant	Number of Units Occupied by Tenant	Rented Square Feet	Rented Square Feet as a % of Total Portfolio	Lease Expiration	Average Remaining Lease Term (1)	Renewal Options	Annualized Rental Income (2)	Annualized Rental Income per Sq. Ft.
							(In thousands)
American Language Communication Center, Inc	6	64,283	11.2%	Jul. 2028	15.6	none	$3,979	$61.90
________________________________

(1)	Remaining lease term in years as of December 31, 2012, calculated on a weighted-average basis.

(2)	Annualized rental income as of December 31, 2012 for the in-place leases in the property portfolio on a straight-line basis, which includes tenant concessions such as free rent, as applicable.
Significant Portfolio Properties
The rentable square feet or annualized net operating income of the Interior Design Building and the properties located at 1100 Kings Highway, 256 West 38th Street and 229 West 36th Street represent a significant portion of our total portfolio. The tenant concentrations of the Interior Design Building and the properties located at 1100 Kings Highway, 256 West 38th Street and 229 West 36th Street are summarized below.
Interior Design Building
The following table lists tenants in the Interior Design Building whose rented square footage is greater than 10% of the total rentable square footage of the Interior Design Building as of December 31, 2012:

Tenant	Number of Units Occupied by Tenant	Rented Square Feet	Rented Square Feet as a % of Total Interior Design Building	Lease Expiration	Remaining Lease Term(1)	Renewal Options	Annualized Rental Income(2)	Annualized Rental Income Per Square Foot
							(In thousands)
Roselli 61st St., LLC	1	8,148	10.0%	Dec. 2017	5.0	None	$425	$52.16
Bunny Williams Incorporated	1	11,714	14.4%	Aug. 2016	3.7	None	472	40.29
Doris Leslie Blau, LTD.	1	11,714	14.4%	Sep. 2014	1.8	None	384	32.78
_____________________________

(1)	Remaining lease term in years as of December 31, 2012.

(2)	Annualized rental income as of December 31, 2012 for the in-place leases in the property portfolio on a straight-line basis, which includes tenant concessions such as free rent, as applicable.

1100 Kings Highway
The following table lists tenants at 1100 Kings Highway whose rented square footage is greater than 10% of the total rentable square footage of 1100 Kings Highway as of December 31, 2012:

Tenant	Number of Units Occupied by Tenant	Rented Square Feet	Rented Square Feet as a % of Total 1100 Kings Highway	Lease Expiration	Remaining Lease Term(1)	Renewal Options	Annualized Rental Income(2)	Annualized Rental Income Per Square Foot
							(In thousands)
JP Morgan Chase Bank, N.A.	1	6,385	10.4%	Mar. 2025	12.3	3 - 5 yr.	$725	$113.55
The Dress Barn, Inc.	1	14,200	23.2%	Jun. 2022	9.5	2 - 5 yr.	747	52.61
Big M, Inc.	1	13,481	22.0%	Jan. 2019	6.1	4 - 5 yr.	459	34.05
DEJ Associates, Inc.	1	18,000	29.3%	Sep. 2018	5.8	None	444	24.67
Home Decor on Coney Island Ave Ltd.	1	9,252	15.1%	Jun. 2019	6.5	2 - 5 yr.	172	18.59
_____________________________

(1)	Remaining lease term in years as of December 31, 2012.

(2)	Annualized rental income as of December 31, 2012 for the in-place leases in the property portfolio on a straight-line basis, which includes tenant concessions such as free rent, as applicable.
256 West 38th Street
The following table lists tenants at 256 West 38th Street whose rented square footage is greater than 10% of the total rentable square footage of 256 West 38th Street as of December 31, 2012:

Tenant	Number of Units Occupied by Tenant	Rented Square Feet	Rented Square Feet as a % of Total 256 West 38th Street	Lease Expiration	Remaining Lease Term(1)	Renewal Options	Annualized Rental Income(2)	Annualized Rental Income Per Square Foot
							(In thousands)
Cache, Inc.	4	28,800	24.2%	Feb. 2023	10.2	None	$880	$30.56
_____________________________

(1)	Remaining lease term in years as of December 31, 2012.

(2)	Annualized rental income as of December 31, 2012 for the in-place leases in the property portfolio on a straight-line basis, which includes tenant concessions such as free rent, as applicable.
229 West 36th Street
The following table lists tenants at 229 West 36th Street whose rented square footage is greater than 10% of the total rentable square footage of 229 West 36th Street as of December 31, 2012:

Tenant	Number of Units Occupied by Tenant	Rented Square Feet	Rented Square Feet as a % of Total 229 West 36th Street	Lease Expiration	Remaining Lease Term(1)	Renewal Options	Annualized Rental Income(2)	Annualized Rental Income Per Square Foot
							(In thousands)
American Language Communication Center, Inc.	6	64,283	43.2%	Jul. 2028	15.6	None	$3,979	$61.90
SpectraGuard Acquisition LLC	2	19,920	13.4%	Jul. 2022	9.6	1 - 5 yr.	775	38.91
Early Bird Delivery Systems LLC	3	20,132	13.5%	Mar. 2023	10.3	None	1,036	51.46
Mobile Health Management Services, Inc.	2	15,383	10.3%	Jan. 2020	7.1	1 - 5 yr.	624	40.56
_____________________________

(1)	Remaining lease term in years as of December 31, 2012.

(2)	Annualized rental income as of December 31, 2012 for the in-place leases in the property portfolio on a straight-line basis, which includes tenant concessions such as free rent, as applicable.

Property Financing
The Company's mortgage notes payable as of December 31, 2012 and December 31, 2011 consist of the following:

			Outstanding Loan Amount
Portfolio	Encumbered Properties		December 31, 2012	December 31, 2011	Effective Interest Rate		Interest Rate	Maturity
			(In thousands)	(In thousands)
Interior Design Building	1		$20,949	$21,300	4.4%		Fixed	Dec. 2021
Bleecker Street	3		21,300	21,300	4.3%		Fixed	Dec. 2015
Foot Locker	1		3,250	3,250	4.6%		Fixed	Jun. 2016
Regal Parking Garage	1		3,000	3,000	4.5%		Fixed	Jul. 2016
Duane Reed	1		8,400	8,400	3.6%		Fixed	Nov. 2016
Washington Street Portfolio	1		4,917	5,000	4.4%		Fixed	Dec. 2021
One Jackson Square	1		13,000	13,000	3.4%	(1)	Fixed	Dec. 2016
350 West 42nd Street	1		11,365	—	3.4%		Fixed	Aug. 2017
1100 Kings Highway	1		20,200	—	3.4%	(1)	Fixed	Aug. 2017
1623 Kings Highway	1		7,288	—	3.3%	(1)	Fixed	Nov. 2017
256 West 38th Street	1		24,500	—	3.1%	(1)	Fixed	Dec. 2017
256 West 38th Street	—	(4)	2,400	—	5.3%	(2)	Variable	Dec. 2013
229 West 36th Street	1		35,000	—	2.9%	(1)	Fixed	Dec. 2017
229 West 36th Street	—	(4)	10,000	—	5.3%	(2)	Variable	Dec. 2013
	14		$185,569	$75,250	3.7%	(3)
______________________

(1)	Fixed through an interest rate swap agreement.

(2)
Mezzanine loans collateralized by the 256 West 38th Street and 229 West 36th Street properties, respectively. The mezzanine loans bear interest at LIBOR plus 5% through July 2013 and LIBOR plus 8% thereafter. These mezzanine loans were repaid in full in January 2013.

(3)	Calculated on a weighted average basis for all mortgages outstanding as of December 31, 2012
Item 3. Legal Proceedings.
We are not party to, and none of our properties are subject to, any material pending legal proceedings
Item 4. Mine Safety Disclosure.
Not applicable.
PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
No public market currently exists for our shares of common stock, and we currently have no plans to list our shares on a national securities exchange. Until our shares are listed, if ever, our stockholders may not sell their shares unless the buyer meets the applicable suitability and minimum purchase requirements. In addition, our charter prohibits the ownership of more than 9.8% in value of the aggregate of our outstanding shares of stock or more than 9.8% (in value or in number of shares, whichever is more restrictive) of any class or series of shares of our stock by a single investor, unless exempted by our board of directors. Consequently, there is the risk that our stockholders may not be able to sell their shares at a time or price acceptable to them.  Pursuant to our offering, we are selling shares of our common stock to the public at a price of $10.00 per share and at $9.50 per share pursuant to our DRIP.

In order for Financial Industry Regulatory Authority members and their associated persons to participate in the offering and sale of shares of common stock pursuant to our offering, we are required pursuant to FINRA Rule 2310(b)(5) to disclose in each annual report distributed to stockholders a per share estimated value of the shares, the method by which it was developed and the date of the data used to develop the estimated value.  In addition, we prepare annual statements of estimated share value to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our shares.  During our offering the value of the shares is deemed to be the offering price of $10.00 per share (without regard to purchase price discounts for certain categories of purchasers), as adjusted for any special distribution of net sales proceeds.  There is no public trading market for the shares at this time, and there can be no assurance that stockholders would receive $10.00 per share if such a market did exist and they sold their shares or that they will be able to receive such amount for their shares in the future.  Nor does this deemed value reflect the distributions that stockholders would be entitled to receive if our properties were sold and the sale proceeds were distributed upon liquidation of our assets.  Such a distribution upon liquidation may be less than $10.00 per share primarily due to the fact that the funds initially available for investment in properties were reduced from the gross offering proceeds in order to pay selling commissions and dealer manager fees, organization and offering expenses, and acquisition and advisory fees.
Holders
As of February 28, 2013, we had 23.9 million shares of common stock outstanding held by a total of 6,641 stockholders.
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
On September 22, 2010, our board of directors approved, and we declared, a distribution rate equal to a 6.05% annualized rate based on the common share price of $10.00, or $0.605 per share per annum, commencing December 1, 2010.  The dividend is calculated based on stockholders of record each day during the applicable period at a rate of $0.00165753424 per day. From a tax perspective, of the amounts distributed during the year ended December 31, 2012, 83.8%, or $0.51 per share per annum, and 16.2%, or $0.095 per share per annum, represented a return of capital and ordinary dividends, respectively. During the year ended December 31, 2011, 100.0%, or $0.61 per share per annum, represented a return of capital.
Our distributions are payable by the 5th day following each month end to stockholders of record at the close of business each day during the prior month. Distribution payments are dependent on the availability of funds.  Our board of directors may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distribution payments are not assured. The first distribution was paid in January 2011. The following table reflects distributions paid in cash and through the DRIP to common stockholders during the years ended December 31, 2012 and 2011:

	Distributions Paid in Cash	Distributions Paid Through the DRIP	Total Distributions Paid
2012:
1st Quarter 2012	$523	$467	$990
2nd Quarter 2012	750	684	1,434
3rd Quarter 2012	974	932	1,906
4th Quarter 2012	1,198	1,175	2,373
Total 2012	$3,445	$3,258	$6,703

2011:
1st Quarter 2011	$43	$9	$52
2nd Quarter 2011	95	58	153
3rd Quarter 2011	155	126	281
4th Quarter 2011	258	226	484
Total 2011	$551	$419	$970

We, our board of directors and Advisor share a similar philosophy with respect to paying our distribution. The distribution should principally be derived from cash flows generated from real estate operations. In order to improve our operating cash flows and our ability to pay distributions from operating cash flows, our related party Advisor and Property Manager agreed to waive certain fees including asset management and property management fees. Prior to July 1, 2012 we paid the Advisor a monthly asset management fee equal to one-twelfth of 0.75% of the aggregate contract purchase price of all real estate investments. Effective July 1, 2012, we intend to issue to the Advisor restricted performance based Class B units for asset management fees, which will be forfeited immediately if certain conditions occur. In December 2012 and January 2013, the board of directors approved the issuance of 43,968 and 72,211 Class B units to the Advisor in connection with this arrangement. We also pay our Property Manager a property management fee of up to 4% per annum of the gross revenues of properties managed. The Advisor elected to waive the asset management fees for the first six months of 2012 and the year ended December 31, 2011 and the Property Manager elected to waive the property management fees for both the years ended December 31, 2012 and 2011, which together aggregated $1.0 million and $0.8 million during the years ended December 31, 2012 and 2011, respectively. The Advisor and Property Manager will determine if a portion of property management fees will be waived in subsequent periods on a quarter-to-quarter basis. The fees that were waived are not deferrals and accordingly, will not be paid by us. Because the Advisor waived certain fees that we owed, cash flow from operations that would have been paid to the Advisor and the Property Manager was available to pay distributions to our stockholders. In certain instances, to improve our working capital, the Advisor may elect to absorb a portion of our costs that would otherwise have been paid by us. During the years ended December 31, 2012 and 2011, the Advisor absorbed $1.0 million and $0.9 million, respectively. Additionally, the Advisor at its election may contribute capital to enhance our cash position for distribution purposes.  Any contributed capital amounts are not reimbursable to our Advisor.  Further, any capital contributions are made without any corresponding issuance of common or preferred shares of beneficial interest.  The Advisor did not contribute any capital during the year ended December 31, 2012. The Advisor contributed approximately $15,000 to us during the year ended December 31, 2011.
During the year ended December 31, 2012, cash used to pay our distributions was generated mainly from funds received from cash flows provided by operations, proceeds from common stock issued under the DRIP and proceeds from financings. As additional capital is raised and we continue to build our portfolio of investments, we expect that we will use funds received from operating activities to pay a greater proportion of our distributions and will be able to reduce and in the future eliminate the use of funds from the sale of common stock to pay distributions. As the cash flows from operations become more significant our Advisor and Property Manager may discontinue its past practice of forgiving fees and providing contributions and may charge the full fee owed to it in accordance with our agreements.  Distribution payments are dependent on the availability of funds.  Our board of directors may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distribution payments are not assured.
Share-Based Compensation Plans
We have a stock option plan (the "Plan") which authorizes the grant of nonqualified stock options to our independent directors, subject to the absolute discretion of the board of directors and the applicable limitations of the Plan. The exercise price for all stock options granted under the Plan will be fixed at $10.00 per share until the termination of the IPO, and thereafter the exercise price for stock options granted to the independent directors will be equal to the fair market value of a share on the last business day preceding the annual meeting of stockholders. A total of 0.5 million shares have been authorized and reserved for issuance under the Plan.
Notwithstanding any other provisions of our Plan to the contrary, no stock option issued pursuant thereto may be exercised if such exercise would jeopardize our status as a REIT under the Code. The following table sets forth information regarding securities authorized for issuance under our stock option plan as of December 31, 2012:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)
	(a)	(b)	(c)
Equity Compensation Plans approved by security holders	$—	$—	$—
Equity Compensation Plans not approved by security holders	—	—	500,000
Total	$—	$—	$500,000

Restricted Share Plan
We have an employee and director incentive restricted share plan (the "RSP") that provides for the automatic grant of 3,000 restricted shares of common stock to each of the independent directors, without any further action by our board of directors or the stockholders, on the date of initial election to the board of directors and on the date of each annual stockholder's meeting. Restricted stock issued to independent directors will vest over a five-year period following the first anniversary of the date of grant in increments of 20% per annum. The RSP provides us with the ability to grant awards of restricted shares to our directors, officers and employees (if we ever have employees), employees of the Advisor and its affiliates, employees of entities that provide services to us, directors of the Advisor or of entities that provide services to the Company, certain consultants to the Company and the Advisor and its affiliates or to entities that provide services to the Company.  The total number of shares of common stock granted under the RSP shall not exceed 5.0% of the Company's outstanding shares on a fully diluted basis at any time, and in any event will not exceed 7.5 million shares (as such number may be adjusted for stock splits, stock dividends, combinations and similar events).
Restricted share awards entitle the recipient to receive shares of common stock from the Company under terms that provide for vesting over a specified period of time or upon attainment of pre-established performance objectives. Such awards would typically be forfeited with respect to the unvested shares upon the termination of the recipient's employment or other relationship with the Company. Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of restricted shares may receive cash distributions prior to the time that the restrictions on the restricted shares have lapsed. Any distributions payable in common shares shall be subject to the same restrictions as the underlying restricted shares. As of December 31, 2012, we had 19,800 unvested restricted shares outstanding that were granted pursuant to the RSP.
Recent Sales of Unregistered Securities
We did not sell any equity securities that were not registered under the Securities Act during the years ended December 31, 2012, 2011 and 2010, other than the private offering of Preferred Shares, described below.
On December 22, 2009, we commenced a private offering to accredited investors under Rule 506 of Regulation D of the Securities Act of 1933 of up to $50.0 million in shares of our 8% series A convertible preferred stock (the "Preferred Shares") subject to an option to increase the offering up to $100.0 million in Preferred Shares. This private offering was terminated on September 2, 2010, the effective date of the registration statement with respect to our common shares. We had received aggregate gross offering proceeds, net of certain discounts, of $17.0 million from the sale of approximately 2.0 million shares in this private offering. The Preferred Shares were convertible in whole or in part into shares of common stock after September 2, 2011, the first anniversary of the final closing of the private offering, at a conversion price of $9.00 per share (subject to discounts to a price not less than $8.50). The Preferred Shares were converted into common shares on December 15, 2011.
The following table reflects the offering costs associated with this issuance of Preferred Shares during the year ended December 31, 2010. There were no offering costs incurred during the years ended December 31, 2012 and 2011.

Type of Expense (in thousands)	Year Ended December 31, 2010
Selling commissions and dealer manager fees	$1,743
Other organization and offering costs	1,307
Total expenses	$3,050
The Dealer Manager reallowed the selling commissions and a portion of the dealer manager fees to participating brokerdealers. The following table details the selling commissions paid and reallowed related to the sale of Preferred Shares. There were no dealer manager fees paid and reallowed during the years ended December 31, 2012 and 2011.

(in thousands)	Year Ended December 31, 2010
Total commissions paid to Dealer Manager	$1,743
Less:
Commissions to participating broker dealers	(977)
Reallowance to participating broker dealers	(113)
Net to Dealer Manager(1)	$653
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
Use of Proceeds from Sales of Registered Securities
On September 2, 2010, we commenced our IPO on a "reasonable best efforts" basis of up to 150.0 million shares of common stock at a price of $10.00 per share, subject to certain volume and other discounts, pursuant to the Registration Statement filed with the SEC under the Securities Act. The Registration Statement also covers up to 25.0 million shares available pursuant to a DRIP under which our common stockholders may elect to have their distributions reinvested in additional shares of our common stock at the greater of $9.50 per share or 95% of the estimated value of a share of common stock. As of December 31, 2012, we had 19.9 million shares of common stock outstanding, including unvested restricted shares, converted shares of convertible preferred stock and shares issued under the DRIP. As of December 31, 2012, we had received common stock proceeds of $177.9 million from the sale of 17.9 million shares of common stock, including DRIP and net of repurchases.
The following table reflects the offering costs associated with the issuance of common stock.

	Year Ended December 31,
(In thousands)	2012	2011	2010
Selling commissions and dealer manager fees	$12,576	$4,303	$186
Other offering costs	5,109	5,037	3,099
Reimbursement from Advisor (1)	(4,658)	—	—
Total offering costs	$13,027	$9,340	$3,285
__________________
(1) The Advisor elected to reimburse our offering costs in excess of 15% of proceeds from the sale of common stock. This cash reimbursement was paid in April 2012.
The Dealer Manager reallowed the selling commissions and a portion of the dealer manager fees to participating broker-dealers. The following table details the selling commissions incurred and reallowed related to the sale of shares of common stock

	Year Ended December 31,
(In thousands)	2012	2011	2010
Total commissions paid to the Dealer Manager	$12,576	$4,303	$186
Less:
Commissions to participating brokers	(8,164)	(2,800)	(130)
Reallowance to participating broker dealers	(1,261)	(307)	(5)
Net to the Dealer Manager	$3,151	$1,196	$51
As of December 31, 2012, we have incurred $25.7 million of cumulative offering costs in connection with the issuance and distribution of common stock. Offering proceeds of $177.9 million exceeded cumulative offering costs by $152.2 million at December 31, 2012.
The Advisor elected to cap cumulative offering costs incurred by the Company, net of unpaid amounts, to 15% of gross offering proceeds during the offering period. Cumulative offering costs net of unpaid amounts, were less than the 15% threshold as of December 31, 2012. Cumulative offering costs include $17.1 million incurred from our Dealer Manager for dealer manager fees and commissions and $2.8 million from our Advisor, net of the Advisor's reimbursement related to the 15% cap on total offering costs.
We have used and expect to continue to use substantially all of the net proceeds from our IPO to primarily acquire high quality, income-producing commercial real estate in the New York metropolitan area, and, in particular, properties located in New York City, with a focus on office and retail properties. We may also originate or acquire first mortgage loans secured by real estate.  As of December 31, 2012, we have used the net proceeds from our IPO, secured debt financing and revolving credit facility to purchase 16 properties with an aggregate purchase price of $350.7 million.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Our common stock is currently not listed on a national securities exchange and we will not seek to list our stock until such time as our independent directors believe that the listing of our stock would be in the best interest of our stockholders. In order to provide stockholders with the benefit of some interim liquidity, our board of directors has adopted a Share Repurchase Program (the "SRP") that enables our stockholders to sell their shares back to us after they have held them for at least one year, subject to significant conditions and limitations. Our Sponsor, Advisor, directors and affiliates are prohibited from receiving a fee on any share repurchases.
Repurchases of shares of our common stock, when requested, are at our sole discretion and generally will be made quarterly. We will limit the number of shares repurchased during any calendar year to 5% of the number of shares of common stock outstanding on December 31st of the previous calendar year (on a ratable basis during each quarterly period during the year). In addition, we are only authorized to repurchase shares pursuant to the SRP up to the value of the shares issued under the DRIP and will limit the amount spent to repurchase shares in a given quarter to the value of the shares issued under the DRIP in that same quarter. Due to these limitations, we cannot guarantee that we will be able to accommodate all repurchase requests.
Unless the shares of our common stock are being repurchased in connection with a stockholder's death, the purchase price for shares repurchased under our SRP will be as set forth below until we establish an estimated value of our shares. We do not currently anticipate obtaining appraisals for our investments (other than investments in transactions with our Sponsor, Advisor, directors or their respective affiliates) and, accordingly, the estimated value of our investments should not be viewed as an accurate reflection of the fair market value of our investments nor will they represent the amount of net proceeds that would result from an immediate sale of our assets. We expect to begin establishing an estimated value of our shares based on the value of our real estate and real estate-related investments beginning 18 months after the close of our offering. We will retain persons independent of us and our Advisor to prepare the estimated value of our shares.
Only those stockholders who purchased their shares from us or received their shares from us (directly or indirectly) through one or more non-cash transactions may be able to participate in the SRP. In other words, once our shares are transferred for value by a stockholder, the transferee and all subsequent holders of the shares are not eligible to participate in the SRP. We will repurchase shares as of the last business day of each quarter (and in all events on a date other than a dividend payment date). Prior to establishing the estimated value of our shares, the price per share that we will pay to repurchase shares of our common stock will be as follows:

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

Upon the death or disability of a stockholder, upon request, we will waive the one-year holding requirement. Shares repurchased in connection with the death or disability of a stockholder will be repurchased at a purchase price equal to the price actually paid for the shares during the offering, or if not engaged in the offering, the per share purchase price will be based on the greater of $10.00 or the then-current net asset value of the shares as determined by our board of directors (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock). In addition, we may waive the holding period in the event of a stockholder's bankruptcy or other exigent circumstances.

The following table summarizes our SRP activity for the years ended December 31, 2012, 2011 and 2010. The value of repurchases did not exceed DRIP elections by stockholders. We fund share repurchases from proceeds from the sale of common stock.

	Number of Requests	Number of Shares Repurchased	Value of Shares Repurchased	Average Price per Share
			(in thousands)
Year ended December 31, 2010	—	—	$—	$—
Year ended December 31, 2011	1	2,538	25	9.85
Year ended December 31, 2012	10	81,661	780	9.55
Cumulative repurchases as of December 31, 2012(1)	11	84,199	805	$9.56
Value of shares issued through DRIP			3,678
Excess			$2,873
_________________________
(1) Includes three unfulfilled repurchase requests consisting of 41,389 shares at an average price per share of $9.25, which were approved for repurchase as of December 31, 2012 and completed in January 2013.

We process repurchases on a quarterly basis. The following table summarizes repurchase requests pursuant to our SRP for each quarter during the year ended December 31, 2012:

	Number of Requests	Number of Shares Repurchased	Value of Shares Repurchased	Average Price per Share
			(in thousands)
Quarter ended March 31, 2012	1	11,319	$113	$9.99
Quarter ended June 30, 2012	2	3,500	34	9.79
Quarter ended September 30, 2012	3	22,851	224	9.80
Quarter ended December 31, 2012(1)	4	43,991	409	9.29
Total year ended December 31, 2012	10	81,661	780	$9.55
__________________________
(1) Includes three unfulfilled repurchase requests consisting of 41,389 shares at an average price per share of $9.25, which were approved for repurchase as of December 31, 2012 and completed in January 2013.
The share repurchase program immediately will terminate if our shares are listed on any national securities exchange. In addition, our board of directors may amend, suspend (in whole or in part) or terminate the share repurchase program at any time upon 30 days' prior written notice to our stockholders. Further, our board of directors reserves the right, in its sole discretion, to reject any requests for repurchases.

Item 6. Selected Financial Data.
The following selected financial data as of December 31, 2012, 2011, 2010 and 2009 and for the years ended December 31, 2012, 2011 and 2010 and the period from October 6, 2009 (date of inception) to December 31, 2009 should be read in conjunction with the accompanying consolidated financial statements and related notes thereto and "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations" below:

	December 31,
Balance sheet data (in thousands)	2012	2011	2010	2009
Total real estate investments, at cost	$360,857	$125,626	$67,615	$—
Total assets	367,850	136,964	69,906	954
Mortgage notes payable	185,569	75,250	35,385	—
Revolving credit facility	19,995	—	—	—
Notes payable	—	5,933	5,933	—
Total liabilities	225,419	85,773	45,781	755
Total equity	142,431	51,191	24,125	199

	Years Ended December 31,			For the Period from October 6, 2009 (date of inception) to December 31, 2009
Operating data (in thousands, except share and per share data)	2012	2011	2010
Total revenues	$15,422	$7,535	$2,377	$—
Operating expenses:
Property operating	2,398	1,039	672	—
Acquisition and transaction related	6,066	1,586	1,424	—
General and administrative	226	220	43	1
Depreciation and amortization	8,097	4,043	1,040	—
Total operating expenses	16,787	6,888	3,179	1
Operating income (loss)	(1,365)	647	(802)	(1)
Other income (expenses):
Interest expense	(4,994)	(3,910)	(1,070)	—
Interest income	1	1	1	—
Losses on derivatives	(14)	(3)	—	—
Total other expenses	(5,007)	(3,912)	(1,069)	—
Net loss	(6,372)	(3,265)	(1,871)	(1)
Net loss (income) attributable to non-controlling interests	33	(154)	109	—
Net loss attributable to stockholders	$(6,339)	$(3,419)	$(1,762)	$(1)
Other data:
Cash flows provided by (used in) operations	$3,030	$263	$(1,234)	$(1)
Cash flows used in investing activities	(145,753)	(25,736)	(30,729)	—
Cash flows provided by financing activities	137,855	35,346	32,312	1
Per share data:
Net loss per common share - basic and diluted	$(0.52)	$(2.31)	$(71.06)	NM
Distributions declared per common share	$0.60	$0.60	$0.60	$—
Weighted-average number of common shares outstanding, basic and diluted	12,187,623	2,070,184	36,108	—
_______________________
NM - not meaningful

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
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
Organization
We were incorporated on October 6, 2009 as a Maryland corporation and qualified as a real estate investment trust ("REIT"), beginning with the taxable year ended December 31, 2010.  On September 2, 2010, we commenced our initial public offering ("IPO") on a "reasonable best efforts" basis of up to 150.0 million shares of common stock, $0.01 par value per share, at a price of $10.00 per share, subject to certain volume and other discounts, pursuant to our Registration Statement on Form S-11, as amended (File No. 333-163069) (the "Registration Statement") filed with the Securities and Exchange Commission (the "SEC") under the Securities Act of 1933, as amended (the "Securities Act").  Our Registration Statement also covers up to 25.0 million shares available pursuant to a distribution reinvestment plan (the "DRIP") under which our common stockholders may elect to have their distributions reinvested in additional shares of our common stock at the greater of $9.50 per share or 95% of the estimated value of a share of common stock.
As of December 31, 2012, we had 19.9 million shares of common stock outstanding, including unvested restricted shares, converted shares of convertible preferred stock (the "Preferred Shares") and shares issued under the DRIP. As of December 31, 2012, we had received total gross proceeds from the IPO, including shares issued under the DRIP, of $177.9 million from the sale of 17.9 million shares of common stock.  In addition, we sold 2.0 million Preferred Shares for gross proceeds of $17.0 million in a private placement pursuant to Rule 506 of Regulation D of the Securities Act, which terminated on September 2, 2010, the effective date of the Registration Statement. On December 15, 2011, we exercised our option to convert the Preferred Shares into 2.0 million shares of common stock on a one-for-one basis. As of December 31, 2012, the aggregate value of all issuances and subscriptions of common stock outstanding was $198.8 million based on a per share value of $10.00 (or $9.50 for shares issued under the DRIP).
We were formed to acquire high quality, income-producing commercial and residential real estate in the New York metropolitan area, and, in particular, properties located in New York City, with a focus on office and retail properties. All such properties may be acquired and operated by us alone or jointly with another party. We also may originate or acquire first mortgage loans secured by real estate.  We purchased our first property and commenced active operations in June 2010.  As of December 31, 2012, we owned 16 properties consisting of 0.6 million rentable square feet, which were 96.0% leased on a weighted average basis with a weighted average remaining lease term of 9.5 years.
Substantially all of our business is conducted through New York Recovery Operating Partnership, L.P. (the "OP"). We have no paid employees.  We retained New York Recovery Advisors, LLC (the "Advisor") to manage our affairs on a day-to-day basis. New York Recovery Properties, LLC (the "Property Manager") serves as our property manager, unless services are performed by a third party for specific properties. Realty Capital Securities, LLC (the "Dealer Manager") serves as the dealer manager of our IPO.  These related parties are entities wholly owned by American Realty Capital III, LLC (the "Sponsor"), and receive compensation and fees for services related to the IPO and for the investment and management of our assets. These entities receive fees during the offering, acquisition, operational and liquidation stages.
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
We continually review receivables related to rent and unbilled rent receivables and determine collectability by taking into consideration the tenant's payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of a receivable is in doubt, we record an increase in our allowance for uncollectible accounts or record a direct write-off of the receivable in our consolidated statements of operations.
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
We are required to present the operations related to properties that have been sold or properties that are intended to be sold as discontinued operations in the statement of operations for all periods presented. Properties that are intended to be sold are to be designated as "held for sale" on the balance sheet.
Long-lived assets are carried at cost and evaluated for impairment when events or changes in circumstances indicate such an evaluation is warranted or when they are designated as held for sale. Valuation of real estate is considered a "critical accounting estimate" because the evaluation of impairment and the determination of fair values involve a number of management assumptions relating to future economic events that could materially affect the determination of the ultimate value, and therefore, the carrying amounts, of our real estate. Additionally, decisions regarding when a property should be classified as held for sale are also highly subjective and require significant management judgment.

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

We review our portfolio on an ongoing basis to evaluate the existence of any of the aforementioned events or changes in circumstances that would require us to test for recoverability. In general, our review of recoverability is based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property's use and eventual disposition. These estimates consider factors such as expected future operating income, market and other applicable trends and residual value expected, as well as the effects of leasing demand, competition and other factors. If impairment exists due to the inability to recover the carrying value of a property, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property. We are required to make subjective assessments as to whether there are impairments in the values of our investments in real estate. These assessments have a direct impact on our net income because recording an impairment loss results in an immediate negative adjustment to net income.
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
Above-market and below-market in-place lease values for owned properties are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between the contractual amounts to be paid pursuant to the in-place leases and management's estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market lease intangibles are amortized as a decrease to rental income over the remaining term of the lease.  The capitalized below-market lease values are amortized as an increase to rental income over the remaining term and any fixed rate renewal periods provided within the respective leases. In determining the amortization period for below-market lease intangibles, we initially will consider, and periodically evaluate on a quarterly basis, the likelihood that a lessee will execute the renewal option.  The likelihood that a lessee will execute the renewal option is determined by taking into consideration the tenant's payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located.
The aggregate value of intangible assets related to customer relationships, as applicable, is measured based on our evaluation of the specific characteristics of each tenant's lease and our overall relationship with the tenant. Characteristics considered by us in determining these values include the nature and extent of our existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant's credit quality and expectations of lease renewals, among other factors.

The value of in-place leases is amortized to expense over the initial term of the respective leases, which range primarily from 1 to 28 years. The value of customer relationship intangibles is amortized to expense over the initial term and any renewal periods in the respective leases, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building. If a tenant terminates its lease, the unamortized portion of the in-place lease value and customer relationship intangibles is charged to expense.
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
Results of Operations
As of December 31, 2012, we owned 16 properties which were 96.0% leased on a weighted average basis, compared to nine properties as of December 31, 2011, which were 91.0% leased on a weighted average basis.  Accordingly, our results of operations for the year ended December 31, 2012 as compared to the year ended December 31, 2011 reflect significant increases in most categories.
Comparison of Year Ended December 31, 2012 to Year Ended December 31, 2011
Rental Income
Rental income increased $7.6 million to $14.5 million for the year ended December 31, 2012, compared to $6.9 million for the year ended December 31, 2011. The increase in rental income was primarily driven by our acquisition of 12 properties since January 1, 2011, which resulted in an increase in rental income of $7.7 million for the year ended December 31, 2012, compared to the year ended December 31, 2011. This increase was partially offset by a decrease in rental income at the Interior Design Center ("IDB") of $0.1 million as a result of net lease expirations, amendments and new leasing activity. New leasing activity occurred during the year ended December 31, 2012, however, a full year of the leasing activity has not yet occurred. IDB's occupancy rate increased to 100.0% at December 31, 2012 from 85.4% at December 31, 2011.
Operating Expense Reimbursements
Operating expense reimbursements increase $0.3 million to $0.9 million for the year ended December 31, 2012, from $0.6 million for the year ended December 31, 2011.  Additional operating expense reimbursements of $0.5 million related to acquisitions was partially offset by a decrease of $0.2 million in operating expense reimbursements at IDB due to lease terminations. Pursuant to many of our lease agreements at IDB, tenants are required to pay their pro rata share of property operating expenses in excess of a base amount. Property operating expenses for new and renewed tenants at IDB were not in excess of their base amounts during the year ended December 31, 2012.
Property Operating Expenses
Property operating expenses increased $1.4 million to $2.4 million for the year ended December 31, 2012, compared to $1.0 million for the year ended December 31, 2011.  Additional property operating expense of $1.1 million relates to the real estate taxes, maintenance and insurance costs associated with the 12 properties that have been acquired since January 1, 2011. Additionally, the Advisor absorption of property operating expenses decreased by $0.2 million to $0.3 million from $0.5 million during the years ended December 31, 2012 and 2011, respectively.
Operating Fees to Affiliates
Our affiliated Property Manager is entitled to fees for the management of our properties.  Our Property Manager elected to waive these fees for the years ended December 31, 2012 and 2011.  For the years ended December 31, 2012 and 2011, we would have incurred property management fees of $0.5 million and $0.2 million, respectively, had these fees not been waived. Property management fees will increase in direct correlation with the increase in gross revenues.
Effective July 1, 2012, the payment of asset management fees in cash, shares or restricted stock grants, or any combination thereof to the Advisor was eliminated. Instead the Company elected to issue to the Advisor Class B units, which will be forfeited unless certain conditions are met. In December 2012 and January 2013, the board of directors approved the issuance of 43,968 and 72,211 Class B units to the Advisor in connection with this arrangement. Our Advisor elected to waive these fees prior to July 1, 2012.  We would have incurred asset management fees of $0.5 million and $0.6 million for the six months ended June 30, 2012 and the year ended December 31, 2011, respectively, had these fees not been waived.
Acquisition and Transaction Related Expenses
Acquisition and transaction related expense of $6.1 million for the year ended December 31, 2012 related to the acquisition of the seven properties we purchased during the year for an aggregate base purchase price of $226.5 million. Acquisition and transaction related expense of $1.6 million for the year ended December 31, 2011 related to the five properties we purchased during the year for an aggregate base purchase price of $57.9 million.

General and Administrative Expenses
General and administrative expenses remained flat at $0.2 million for the years ended December 31, 2012 and 2011. An increase in board member compensation and professional fees of $0.3 million to support our larger real estate portfolio was offset by a decrease of $0.3 million in the amount of general and administrative expenses that the Advisor elected to absorb. The Advisor elected to absorb $0.7 million and $0.4 million of general and administrative expenses during the years ended December 31, 2012 and 2011, respectively.
Depreciation and Amortization Expense
Depreciation and amortization expense increased $4.1 million to $8.1 million for the year ended December 31, 2012, compared to $4.0 million for the year ended December 31, 2011. The increase in depreciation and amortization expense related to the purchase of 12 properties with an aggregate purchase price of $284.5 million acquired since January 1, 2011, which resulted in additional expense of $4.5 million. This increase was partially offset by the decrease in amortization expense of in-place lease intangibles of $0.5 million as a result of lease terminations and expirations at IDB.
Interest Expense
Interest expense increased by $1.1 million to $5.0 million for the year ended December 31, 2012, compared to $3.9 million for the year ended December 31, 2011. This increase primarily relates to the increase in mortgage notes payable to $185.6 million with a weighted average effective interest rate of 3.7% as of December 31, 2012, compared to $75.3 million with a weighted average effective interest rate of 4.1% as of December 31, 2011. In addition, since the first advance under our credit facility occurred in May 2012, we incurred interest expense related to our credit facility on an average outstanding balance of $15.2 million with an average variable interest rate of 2.8%. These increases were partially offset by the reduction in interest expense related to a note payable, which was repaid in full in April 2012 and $0.8 million of defeasance costs incurred during the year ended December 31, 2011 related to the defeasance of the original mortgage note payable on the Interior Design Building which occurred in November 2011.
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
Net Income Attributable to Non-Controlling Interests
Net loss of approximately $33,000 during the year ended December 31, 2012 represents the net loss on our Bleecker Street portfolio and the 163 Washington Avenue Apartments attributable to non-controlling interest holders. Net income of $0.2 million during the year ended December 31, 2011 represents net income on our Bleecker Street portfolio attributable to non-controlling interest holders.
Comparison of Year Ended December 31, 2011 to Year Ended December 31, 2010
As of December 31, 2011, we owned nine properties which were approximately 91.0% leased on a weighted average basis. As of December 31, 2010, we owned four properties, IDB and the Bleecker Street condominiums, which was purchased on June 21, 2010 and December 1, 2010, respectively. Accordingly, our results of operations for the year ended December 31, 2011 as compared to the year ended December 31, 2010 reflect significant increases in most categories.
Rental Income
Rental income increased $4.8 million million to $6.9 million for the year ended December 31, 2011, compared to $2.1 million for the year ended December 31, 2010. The increase in rental income was primarily driven by our acquisition of five properties since December 31, 2010 for an aggregate base purchase price of $57.9 million. Rental income for the year ended December 31, 2010 related solely to IDB and Bleecker Street for the period these properties were owned.
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
Net Loss (Income) Attributable to Non-Controlling Interests
Net loss (income) of $0.2 million and net loss of $0.1 million attributable to non-controlling interests during the years ended December 31, 2011 and 2010, respectively, represents the net income and loss on our Bleecker Street portfolio that is related to non-controlling interest holders. Bleecker Street, which was purchased in December 2010, had a net loss during the year ended December 31, 2010 as a result of acquisition and transaction related expenses.
Cash Flows for the Year ended Ended December 31, 2012
For the year ended December 31, 2012, net cash provided by operating activities was $3.0 million.  The level of cash flows used in or provided by operating activities is affected by the volume of acquisition activity, the timing of interest payments and the amount of borrowings outstanding during the period, as well as the receipt of scheduled rent payments. Cash flows provided by operating activities during the year ended December 31, 2012 included $6.1 million of acquisition and transaction costs. Cash flows provided by operating activities included a net loss adjusted for non-cash items, resulting in a cash inflow of $2.5 million (net loss of $6.3 million adjusted for depreciation and amortization of tangible and intangible real estate assets and other non-cash charges of $8.8 million) as well as a combined increase in accounts payable, accrued expenses and deferred rent of $3.9 million mainly due to an increase in accrued acquisition and transaction related costs as well as interest expense payable and tenant deposits. This cash inflow was partially offset by an increase in prepaid expenses and other assets of $3.3 million primarily due to unbilled rent receivables recorded in accordance with accounting for rental income on a straight-line basis and prepaid real estate taxes.
Net cash used in investing activities during the year ended December 31, 2012 of $145.8 million related to $229.1 million for the acquisition of seven properties, which were partially funded with proceeds from mortgage notes payable received at acquisition of $79.2 million and reduced by liabilities assumed at acquisition mainly related to building improvements and leasehold interests of $4.8 million as well as minority interest retained by a seller of $0.4 million. Cash used in investing activities also related to $1.0 million for capital expenditures at IDB during the period.

Net cash provided by financing activities of $137.9 million during the year ended December 31, 2012 related to proceeds, net of receivables and repurchases, from the issuance of common stock of $127.5 million, proceeds net of repayments on our credit facility of $20.0 million and proceeds, net of repayments, from mortgage notes payable of $31.1 million. These inflows were partially offset by payments of $12.0 million to purchase our affiliate's non-controlling interest in our Bleecker Street subsidiary, payments related to offering costs of $13.6 million, payments on notes payable of $5.9 million, distributions to stockholders of $3.4 million, payments related to financing costs of $4.6 million, increases to restricted cash of $0.8 million and distributions to non-controlling members of $0.5 million.
Cash Flows for the Year Ended December 31, 2011
For the year ended December 31, 2011, net cash provided by operating activities was $0.3 million. The level of cash flows used in or provided by operating activities is affected by acquisition and transaction costs incurred, the timing of interest payments and the amount of borrowings outstanding during the period, as well as the receipt of scheduled rent payments. Cash flows provided by operating activities during the year ended December 31, 2011 include $1.6 million of acquisition and transaction costs. Results include a net loss adjusted for non-cash items, which resulted in a cash inflow of $1.3 million (net loss of $3.4 million adjusted for depreciation and amortization of tangible and intangible real estate assets and other non-cash charges of $4.7 million) as well as a combined increase in accounts payable, accrued expenses and deferred rent of $0.2 million. This cash inflow was partially offset by an increase in prepaid expenses and other assets of $1.2 million primarily due to prepaid real estate taxes and insurance as well as unbilled rent receivables recorded in accordance with accounting for rental income on a straight-line basis.
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
We expect to continue to raise capital through the sale of our common stock and to utilize the net proceeds from the sale of our common stock and proceeds from secured financings and our credit facility to complete future property acquisitions. As of December 31, 2012, we had 19.9 million shares of common stock outstanding, including unvested restricted shares, converted Preferred Shares and shares issued under the DRIP. As of December 31, 2012, we had received gross proceeds of $177.9 million and $17.0 million from the sale of shares of common stock and Preferred Shares, respectively.
Our board of directors has adopted a share repurchase plan that enables our stockholders to sell their shares to us under limited circumstances. At the time a stockholder requests a repurchase, we may, subject to certain conditions, repurchase the shares presented for repurchase for cash to the extent we have sufficient funds available to fund such purchase. During the year ended December 31, 2012, we received 10 requests to repurchase an aggregate of 81,661 shares of our common stock pursuant to our share repurchase plan. As of December 31, 2012, we had 3 unfulfilled repurchase requests of 41,389 shares, at an average price per share of $9.25, which were completed in January 2013. We fund share repurchases from cash flows from the sale of common stock. As of the date of this filing, we are not aware of any other repurchase requests.
As of December 31, 2012, we had cash and cash equivalents of $5.4 million.  We expect cash flows from operations and the sale of common stock to be used primarily to invest in additional real estate, pay debt service, pay operating expenses and pay stockholder distributions.
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
In January 2013, we entered into a purchase and sale agreement to acquire the fee simple interest in an institutional-quality office building located at 218 West 18th Street in Manhattan. The contract purchase price of the property is $112.0 million, exclusive of closing costs. The property contains approximately 166,000 rentable square feet and is 84% leased to five tenants. Pursuant to the terms of the purchase and sale agreement, our obligation to close upon the acquisition is subject to certain conditions customary to closing. Although we believe that the acquisition of the property is probable, there can be no assurance that the acquisition will be consummated. We intend to fund this acquisition with proceeds from our IPO. We may seek financing on the property at or post-closing from a lender yet to be identified. There is no assurance that we will be able to secure financing on terms that we deem favorable or at all.
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

Changes in the accounting and reporting promulgations under GAAP (for acquisition fees and expenses from a capitalization/depreciation model to an expensed-as-incurred model) that were put into effect in 2009 and other changes to GAAP accounting for real estate subsequent to the establishment of NAREIT's definition of FFO have prompted an increase in cash-settled expenses, specifically acquisition fees and expenses for all industries as items that are expensed under GAAP, that are typically accounted for as operating expenses. Management believes these fees and expenses do not affect our overall long-term operating performance. Publicly registered, non-listed REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation. While other start up entities also may experience significant acquisition activity during their initial years, we believe that non-listed REITs are unique in that they have a limited life with targeted exit strategies within a relatively limited time frame after the acquisition activity ceases. As disclosed in the prospectus for our offering (the "Prospectus"), we will use the proceeds raised in the offering to acquire properties, and we intend to begin the process of achieving a liquidity event (i.e., listing of our common stock on a national exchange, a merger or sale of the company or another similar transaction) within three to five years of the completion of the offering. Thus, we will not continuously purchase assets and will have a limited life. Due to the above factors and other unique features of publicly registered, non-listed REITs, the Investment Program Association ("IPA"), an industry trade group, has standardized a measure known as MFFO, which the IPA has recommended as a supplemental measure for publicly registered non-listed REITs and which we believe to be another appropriate supplemental measure to reflect the operating performance of a non-listed REIT having the characteristics described above. MFFO is not equivalent to our net income or loss as determined under GAAP, and MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate with a limited life and targeted exit strategy, as currently intended. We believe that, because MFFO excludes costs that we consider more reflective of investing activities and other non-operating items included in FFO and also excludes acquisition fees and expenses that affect our operations only in periods in which properties are acquired, MFFO can provide, on a going forward basis, an indication of the sustainability (that is, the capacity to continue to be maintained) of our operating performance after the period in which we are acquiring our properties and once our portfolio is in place. By providing MFFO, we believe we are presenting useful information that assists investors and analysts to better assess the sustainability of our operating performance after our IPO has been completed and our properties have been acquired. We also believe that MFFO is a recognized measure of sustainable operating performance by the non-listed REIT industry. Further, we believe MFFO is useful in comparing the sustainability of our operating performance after our IPO and acquisitions are completed with the sustainability of the operating performance of other real estate companies that are not as involved in acquisition activities. Investors are cautioned that MFFO should only be used to assess the sustainability of our operating performance after our offering has been completed and properties have been acquired, as it excludes acquisition costs that have a negative effect on our operating performance during the periods in which properties are acquired.
We define MFFO, a non-GAAP measure, consistent with the IPA's Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations ("Practice Guideline") issued by the IPA in November 2010. The Practice Guideline defines MFFO as FFO further adjusted for the following items, as applicable, included in the determination of GAAP net income: acquisition fees and expenses; amounts relating to deferred rent receivables and amortization of above and below market leases and liabilities (which are adjusted in order to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments); accretion of discounts and amortization of premiums on debt investments; mark-to-market adjustments included in net income; gains or losses included in net income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and after adjustments for consolidated and unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect MFFO on the same basis. The accretion of discounts and amortization of premiums on debt investments, unrealized gains and losses on hedges, foreign exchange, derivatives or securities holdings, unrealized gains and losses resulting from consolidations, as well as other listed cash flow adjustments are adjustments made to net income in calculating the cash flows provided by operating activities and, in some cases, reflect gains or losses which are unrealized and may not ultimately be realized. While we are responsible for managing interest rate, hedge and foreign exchange risk, we do retain an outside consultant to review all our hedging agreements. Inasmuch as interest rate hedges are not a fundamental part of our operations, we believe it is appropriate to exclude such gains and losses in calculating MFFO, as such gains and losses are not reflective of ongoing operations.

Our MFFO calculation complies with the IPA's Practice Guideline described above. In calculating MFFO, we exclude acquisition related expenses, amortization of above and below market leases, fair value adjustments of derivative financial instruments, deferred rent receivables and the adjustments of such items related to noncontrolling interests. Under GAAP, acquisition fees and expenses are characterized as operating expenses in determining operating net income. These expenses are paid in cash by us, and therefore such funds will not be available to distribute to investors. All paid and accrued acquisition fees and expenses negatively impact our operating performance during the period in which properties are acquired and will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property. Therefore, MFFO may not be an accurate indicator of our operating performance, especially during periods in which properties are being acquired. MFFO that excludes such costs and expenses would only be comparable to that of non-listed REITs that have completed their acquisition activities and have similar operating characteristics as us. Further, under GAAP, certain contemplated non-cash fair value and other non-cash adjustments are considered operating non-cash adjustments to net income in determining cash flow from operating activities. In addition, we view fair value adjustments of derivatives as items which are unrealized and may not ultimately be realized. We view both gains and losses from dispositions of assets and fair value adjustments of derivatives as items which are not reflective of ongoing operations and are therefore typically adjusted for when assessing operating performance. As disclosed elsewhere in our Prospectus, the purchase of properties, and the corresponding expenses associated with that process, is a key operational feature of our business plan to generate operational income and cash flows in order to make distributions to investors. Acquisition fees and expenses will not be reimbursed by our Advisor if there are no further proceeds from the sale of shares in our offering, and therefore such fees and expenses will need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties or from ancillary cash flows.
Our management uses MFFO and the adjustments used to calculate it in order to evaluate our performance against other non-listed REITs which have limited lives with short and defined acquisition periods and targeted exit strategies shortly thereafter. As noted above, MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate in this manner. We believe that our use of MFFO and the adjustments used to calculate it allow us to present our performance in a manner that reflects certain characteristics that are unique to non-listed REITs, such as their limited life, limited and defined acquisition period and targeted exit strategy, and hence that the use of such measures is useful to investors. For example, acquisition costs are funded from the proceeds of our IPO and other financing sources and not from operations. By excluding expensed acquisition costs, the use of MFFO provides information consistent with management's analysis of the operating performance of the properties. Additionally, fair value adjustments, which are based on the impact of current market fluctuations and underlying assessments of general market conditions, but can also result from operational factors such as rental and occupancy rates, may not be directly related or attributable to our current operating performance. By excluding such changes that may reflect anticipated and unrealized gains or losses, we believe MFFO provides useful supplemental information.
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

	Quarter Ended				Year ended
(In thousands)	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012	December 31, 2012
Net loss attributable to stockholders (in accordance with GAAP)	$(619)	$(1,148)	$(1,270)	$(3,302)	$(6,339)
Depreciation and amortization	1,425	1,911	2,110	2,547	7,993
FFO	806	763	840	(755)	1,654
Acquisition fees and expenses (1)	515	1,127	1,210	3,181	6,033
Amortization of above or below market leases (2)	(66)	(123)	(129)	(109)	(427)
Mark-to-market adjustments (3)	1	—	—	13	14
MFFO	1,256	1,767	1,921	2,330	7,274
Straight-line rent (4)	(334)	(398)	(393)	(433)	(1,558)
MFFO - IPA recommended format	$922	$1,369	$1,528	$1,897	$5,716
______________________________
(1) The purchase of properties, and the corresponding expenses associated with that process, is a key operational feature of our business plan to generate operational income and cash flows in order to make distributions to investors. In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for non-listed REITs that have completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition costs, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management's analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our Advisor or third parties. Acquisition fees and expenses under GAAP are considered operating expenses and as expenses included in the determination of net income and income from continuing operations, both of which are performance measures under GAAP. Such fees and expenses are paid in cash, and therefore such funds will not be available to distribute to investors. Such fees and expenses negatively impact our operating performance during the period in which properties are being acquired. Therefore, MFFO may not be an accurate indicator of our operating performance, especially during periods in which properties are being acquired. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property. Acquisition fees and expenses will not be reimbursed by our Advisor if there are no further proceeds from the sale of shares in our IPO, and therefore such fees will need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties or from ancillary cash flows.

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
During the year ended December 31, 2012, distributions paid to common stockholders totaled $6.7 million inclusive of $3.3 million of the value of common stock issued under the DRIP.  Distribution payments are dependent on the availability of funds.  Our board of directors may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distribution payments are not assured.
During the year ended December 31, 2012, cash used to pay our distributions was primarily generated from cash flows from operations, common stock issued under the DRIP and proceeds from financings.  We have continued to pay distributions to our stockholders each month since our initial distribution payment in April 2010.  There is no assurance that we will continue to declare distributions at this rate.
The following table shows the sources for the payment of distributions to common stockholders for the periods presented:

	Quarter Ended								Years Ended
	March 31, 2012		June 30, 2012		September 30, 2012		December 31, 2012		December 31, 2012
(In thousands)		Percentage of Distributions		Percentage of Distributions		Percentage of Distributions		Percentage of Distributions		Percentage of Distributions
Distributions:
Distribution paid in cash	$523		$750		$974		$1,198		$3,445
Distributions reinvested	467		684		932		1,175		3,258
Total distributions	$990		$1,434		$1,906		$2,373		$6,703
Source of distribution coverage:
Cash flows provided by operations (1)	$990	100.0%	$230	16.0%	$1,202	63.1%	$607	25.6%	$3,029	45.2%
Common stock issued under the DRIP / offering proceeds	—	—%	684	47.7%	704	36.9%	1,175	49.5%	2,563	38.2%
Proceeds from issuance of common stock	—	—%	—	—%	—	—%	—	—%	—	—%
Proceeds from financings	—	—%	520	36.3%	—	—%	591	24.9%	1,111	16.6%
Total sources of distributions	$990	100.0%	$1,434	100.0%	$1,906	100.0%	$2,373	100.0%	$6,703	100.0%
Cash flows provided by operations (GAAP basis) (1)	$992		$228		$1,202		$607		$3,029
Net loss attributable to stockholders (in accordance with GAAP)	$(619)		$(1,148)		$(1,270)		$(3,302)		$(6,339)
__________________
(1) Cash flows provided by operations for the year ended December 31, 2012 includes acquisition and transaction related expenses of $6.1 million.

The following table compares cumulative distributions paid to cumulative net loss (in accordance with GAAP) for the period from October 6, 2009 (date of inception) through December 31, 2012.

For the Period from October 6, 2009 (date of inception) to
(In thousands)	December 31, 2012
Distributions paid:
Preferred stockholders	$2,158
Common stockholders in cash	3,996
Common stockholders pursuant to DRIP / offering proceeds	3,677
Total distributions paid	$9,831

Reconciliation of net loss:
Revenues	$25,334
Acquisition and transaction-related expenses	(9,076)
Depreciation and amortization	(13,180)
Other operating expenses	(4,599)
Other non-operating expenses	(9,988)
Net income attributable to non-controlling interests	(12)
Net loss (in accordance with GAAP) (1)	$(11,521)
__________________________________

(1)	Net loss as defined by GAAP includes the non-cash impact of depreciation and amortization expense as well as costs incurred relating to acquisitions and related transactions.
Dilution
Our net tangible book value per share is a mechanical calculation using amounts from our balance sheet, and is calculated as (1) total book value of our assets less the net value of intangible assets, (2) minus total liabilities less the net value of intangible liabilities, (3) divided by the total number of shares of common and preferred stock outstanding. It assumes that the value of real estate, and real estate related assets and liabilities diminish predictably over time as shown through the depreciation and amortization of real estate investments. Real estate values have historically risen or fallen with market conditions. Net tangible book value is used generally as a conservative measure of net worth that we do not believe reflects our estimated value per share. It is not intended to reflect the value of our assets upon an orderly liquidation in accordance with our investment objectives. Our net tangible book value reflects dilution in the value of our common and preferred stock from the issue price as a result of (i) operating losses, which reflect accumulated depreciation and amortization of real estate investments, (ii) the funding of distributions from sources other than our cash flow from operations, and (iii) fees paid in connection with this offering, including commissions, dealer manager fees and other offering costs. As of December 31, 2012, our net tangible book value per share was $5.66. The offering price of shares under our primary offering (ignoring purchase price discounts for certain categories of purchasers) at December 31, 2012 was $10.00.
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
Loan Obligations
The payment terms of our loan obligations require principal and interest amounts payable monthly with all unpaid principal and interest due at maturity. Our loan agreements stipulate that we comply with specific reporting covenants. As of December 31, 2012, we were in compliance with the debt covenants under our loan agreements.

Our Advisor may, with the approval of our independent directors, seek to borrow short-term capital that, combined with secured mortgage financing, exceeds our targeted leverage ratio. Such short-term borrowings may be obtained from third parties on a case-by-case basis as acquisition opportunities present themselves simultaneous with our capital raising efforts. We view the use of short-term borrowings, including advances under our revolving credit facility, as an efficient and accretive means of acquiring real estate in advance of raising equity capital. Accordingly, we can take advantage of buying opportunities as we expand our fundraising activities. As additional equity capital is obtained, these short-term borrowings and credit facility advances will be repaid. Our secured debt leverage ratio approximated 52.9% (total secured debt as a percentage of total real estate investments) as of December 31, 2012.
Contractual Obligations
The following is a summary of our contractual obligations as of December 31, 2012:

		Years Ended December 31,
(In thousands)	Total	2013	2014 — 2015	2016 — 2017	Thereafter
Principal Payments Due:
Mortgage notes payable(1)	$185,569	$12,853	$22,267	$130,897	$19,552
Revolving credit facility	19,995	—	19,995	—	—
	$205,564	$12,853	$42,262	$130,897	$19,552
Interest Payments Due:
Mortgage notes payable(1)	$29,552	$6,688	$12,263	$8,805	$1,796
Revolving credit facility	1,204	535	669	—	—
	$30,756	$7,223	$12,932	$8,805	$1,796
______________________
(1) Includes principal of $12.4 million and related interest on the mezzanine notes payable that were repaid in full in January 2013.
Contractual Lease Obligations
The Company entered into a lease agreement related to the acquisition of 350 Bleecker Street similar to a leasehold interest arrangement. The following table reflects the minimum base rental cash payments due from the Company over the next five years and thereafter under this arrangement. These amounts exclude contingent rent payments, as applicable, that may be payable based on provisions related to increases in annual rent based on exceeding certain economic indexes among other items.

		Years Ended December 31,
(In thousands)	Total	2013	2014 — 2015	2016 — 2017	Thereafter
Lease payments due:	$4,092	$86	$172	$172	$3,662
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

Related-Party Transactions and Agreements
We have entered into agreements with our Sponsor and its wholly owned affiliates whereby we pay certain fees, distributions or reimbursements to our Advisor or its affiliates in connection with acquisition and financing activities, sales of common and preferred stock, asset and property management services and reimbursement of operating and offering-related costs. See Note 11 — Related Party Transactions and Arrangements to our consolidated financial statements included in this report for a discussion of the various related-party transactions, agreements and fees.
In addition, the Partnership Agreement was amended as of December 28, 2012, to allow the special allocation, solely for tax purposes, of excess depreciation deductions of up to $10.0 million to our Advisor, a limited partner of the OP.  In connection with this special allocation, our Advisor has agreed to restore a deficit balance in its capital account in the event of a liquidation of the OP and has agreed to provide a guaranty or indemnity of indebtedness of the OP. Our Advisor is directly or indirectly controlled by certain officers and directors.
Off-Balance Sheet Arrangements
On March 30, 2012, we entered into a senior unsecured revolving credit facility in the amount of $40.0 million. The credit facility contains an "accordion" feature to allow us, under certain circumstances, to increase the aggregate commitments under the credit facility to a maximum of $150.0 million. The credit facility has a term of 36 months, subject to our right to a 12-month extension. The outstanding balance on the credit facility as of December 31, 2012 was $20.0 million and our unused borrowing capacity was $8.3 million, based on the value of the borrowing base properties as of December 31, 2012.
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
As of December 31, 2012, our debt included fixed-rate secured mortgage notes payable, with a carrying value of $185.6 million and a fair value of $185.6 million. Changes in market interest rates on our fixed-rate debt impact the fair value of the notes, but it has no impact on interest incurred or cash flow. For instance, if interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our obligation to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed–rate debt assumes an immediate 100 basis point move in interest rates from their December 31, 2012 levels, with all other variables held constant.  A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt by $1.8 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt by $1.7 million.
At December 31, 2012 our debt included a variable-rate revolving credit facility with a carrying and fair value of $20.0 million. Interest rate volatility associated with this variable-rate credit facility affects interest expense incurred and cash flow. The sensitivity analysis related to our variable-rate debt assumes an immediate 100 basis point move in interest rates from their December 31, 2012 levels, with all other variables held constant. A 100 basis point increase or decrease in variable interest rates on our variable-rate credit facility would increase or decrease our interest expense by $0.2 million annually.
These amounts were determined by considering the impact of hypothetical interest rates changes on our borrowing costs, and assuming no other changes in our capital structure.
As the information presented above includes only those exposures that existed as of December 31, 2012, it does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
Item 8. Financial Statements and Supplementary Data.
The information required by this Item 8 is hereby incorporated by reference to our Consolidated Financial Statements beginning on page F-1 of this Annual Report on Form 10-K.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.

Item 9A.  Controls and Procedures.
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
In connection with the preparation of our Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework.
Based on its assessment, our management concluded that, as of December 31, 2012, our internal control over financial reporting was effective.
The rules of the SEC do not require, and this annual report does not include an attestation report of our independent registered public accounting firm regarding, internal control over financial reporting.
Changes in Internal Control Over Financial Reporting.
During the fourth quarter of fiscal year ended December 31, 2012, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The information required by this Item is incorporated by reference to our annual proxy statement to be filed with the SEC for the fiscal year ended December 31, 2012 (the "Proxy Statement").
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
The following financial statement schedule is included herein at page F-31 of this report:
Schedule III – Real Estate and Accumulated Depreciation
(b)Exhibits
EXHIBIT INDEX
The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2012 (and are numbered in accordance with Item 601 of Regulation S-K):

Exhibit No.	Description
1.1 (1)	Dealer Manager Agreement among the Company, New York Recovery Operating Partnership, L.P. and Realty Capital Securities, LLC, dated as of September 2, 2010
1.2 (2)	Form of Soliciting Dealer Agreement between Realty Capital Securities, LLC and the Soliciting Dealers
3.1 (3)	Articles of Amendment and Restatement of the Company
3.2 (2)	Bylaws of the Company
3.3 (4)	Certificate of Correction of the Company, filed November 8, 2011
3.4 (5)	Certificate of Correction of the Company, filed January 23, 2012
4.1 (6)	Third Amended and Restated Agreement of Limited Partnership of New York Recovery Operating Partnership, L.P., dated as of November 12, 2012
4.2 *	First Amendment to Third Amended and Restated Agreement of Limited Partnership of New York Recovery Operating Partnership, L.P., dated as of December 28, 2012
10.1 (1)	Fourth Amended and Restated Subscription Escrow Agreement among the Company, Wells Fargo Bank, National Association and Realty Capital Securities, LLC, dated as of September 1, 2010
10.2 (6)	Fourth Amended and Restated Advisory Agreement, by and among the Company, New York Recovery Operating Partnership, L.P. and New York Recovery Advisors, LLC, dated as of November 12, 2012
10.3 (1)	Amended and Restated Management Agreement, among the Company, New York Recovery Operating Partnership, L.P. and New York Recovery Properties, LLC, dated as of September 2, 2010
10.4 (3)	Company's Restricted Share Plan
10.5 (3)	Company's Stock Option Plan
10.6 (7)	Agreement for Purchase and Sale of Real Property by and between American Realty Capital II, LLC and Urban Development Partners (61), LLC, dated January 21, 2010
10.7 (7)	Assignment and Assumption of Agreement for Purchase and Sale of Real Property by and between American Realty Capital II, LLC and ARC NYE61ST001, LLC, dated June 18, 2010
10.8 (8)	Guaranty and Indemnity among the Company, Nicholas S. Schorsch and William M. Kahane in favor of U.S. Bank National Association, dated June 15, 2010
10.9 (8)	Reimbursement Agreement among the Company, Nicholas S. Schorsch and William M. Kahane, dated June 15, 2010
10.10 (7)	Loan Agreement by and between CAMBR Company, Inc. and the Company, dated June 15, 2010
10.11 (7)	Promissory Note given by the Company to CAMBR Company, Inc., dated June 15, 2010
10.12 (7)	Loan Agreement by and between CAMBR Charitable Foundation Trust and the Company, dated June 15, 2010
10.13 (7)	Promissory Note given by the Company to CAMBR Charitable Foundation Trust, dated June 15, 2010
10.14 (8)	Management Agreement between ARC NYRR 61st Street LLC and CB Richard Ellis, Inc., dated June 21, 2010
10.15 (8)	Agreement of Lease between Urban Development Partners (61), LLC and Bunny Williams Incorporated, dated July 24, 2001
10.16 (8)	Agreement of Lease between Urban Development Partners (61), LLC and Doris Leslie Blau, Ltd., dated September 28, 2004
10.17 (8)	Agreement of Lease between Urban Development Partners (61), LLC and Amy Perlin Antiques, Inc., dated October 19, 2001

Exhibit No.	Description
10.18 (8)	Agreement of Lease between Urban Development Partners (61), LLC and AP Antiques Corp., dated March 14, 2002
10.19 (3)	Purchase and Sale Agreement among Bleecker Street Condo, LLC, 382/384 Bleecker, LLC, 382/384 Perry Retail, LLC, BCS 387 LLC and American Realty Capital III, LLC, dated October 1, 2010
10.20 (9)	Standard Form of Loft Lease between Urban Development Partners (61), LLC and Rosselli 61st Street LLC, dated January 17, 2008
10.21 (9)	Limited Guaranty by John Rosselli, dated January 17, 2008
10.22 (9)	Lease between Bleecker Street Condo, LLC and Burberry Limited, dated May 26, 2010
10.23 (9)	Lease between 382/384 Perry Retail, LLC and Michael Kors Stores, LLC, dated May 2010
10.24 (9)	Limited Liability Company Agreement of ARCNYRR CAMBR Bleecker, LLC, dated December 1, 2010
10.25 (10)	Purchase and Sale Agreement between 2061 86th Street LLC and American Realty Capital III, LLC, dated March 22, 2011
10.26 (11)	Agreement of Lease between ARC NYE61ST0001, LLC and Rosselli 61st Street LLC, dated April 1, 2011
10.27 (11)	Amendment and Reaffirmation of Limited Guaranty between ARC NYE61ST0001, LLC and Rosselli 61st Street LLC, dated April 1, 2011
10.28 (12)	Purchase and Sale Agreement between AA Olympic, LLC and American Realty Capital III, LLC, dated April 27, 2011
10.29 (1)	Surrender and Cancellation of Lease by and among ARC NYE61ST0001, LLC and Amy Perlin Antiques, Inc. and Wiltshire-Faye, Ltd., dated as of June 17, 2011
10.30 (1)	Surrender and Cancellation of Lease by and between ARC NYE61ST0001, LLC and AP Antiques Corp., dated as of June 17, 2011
10.31 (1)	Purchase Agreement for Garage Unit by and between MCO S0 Strategic, 56, L.P. and American Realty Capital III, LLC, dated as of June 8, 2011
10.32 (13)	Purchase and Sale Agreement, by and between 163-30 Cross Bay Boulevard, LLC and American Realty Capital III, LLC, dated as of June 17, 2011
10.33 (13)	Purchase and Sale Agreement, by and between 122 Greenwich Avenue Owner, LLC and American Realty Capital III, LLC, dated as of September 19, 2011
10.34 (14)	Amended and Restated Mortgage Note given by ARC NYWSHST001, LLC, ARC NYWSHST002, LLC and ARC NYWSHST003, LLC to New York Community Bank, dated as of November 3, 2011
10.35 (14)
Consolidation, Modification and Extension Agreement, Assignment of Lease and Rents and Security Agreement, by and among ARC NYWSHST001, LLC, ARC NYWSHST002, LLC, ARC NYWSHST003, LLC, ARC NYWSHST004, LLC and New York Community Bank, dated as of November 3, 2011

10.36 (14)
Defeasance Assignment, Assumption and Release Agreement by and among ARC NYE61ST001, LLC, SB DFZ GECMC 2002-3A Holdings, LLC, U.S. Bank National Association, Wells Fargo Bank, National Association and Wilmington Trust Company, dated as of November 15, 2011

10.37 (14)	Consolidation, Modification and Extension Agreement, Assignment of Leases and Rents and Security Agreement by and between ARC NYGRNAV001 and New York Community Bank, dated as of November 15, 2011
10.38 (14)	Amended and Restated Mortgage Note given by ARC NYE61ST001, LLC to New York Community Bank, dated as of November 15, 2011
10.39 (14)	Loan Agreement by and between ARC NYGRNAV001, LLC, ARC NYGRNAV002, LLC, ARC NYGRNAV003, LLC and Wells Fargo Bank, National Association, dated as of November 18, 2011
10.40 (14)	Promissory Note given by ARC NYGRNAV001, LLC, ARC NYGRNAV002, LLC, and ARC NYGRNAV003, LLC to Wells Fargo Bank, National Association, dated as of November 18, 2011
10.41 (15)	Credit Agreement, among New York Recovery Operating Partnership, L.P., the lenders party thereto, and Capital One, National Association, dated March 30, 2012
10.42(15)	Promissory Note, given by New York Recovery Operating Partnership, L.P., to Capital One, National Association, dated March 30, 2012
10.43 (15)	Guaranty made by the Company and the subsidiary guarantors thereto, in favor of Capital One, National Association, dated March 30, 2012
10.44 (15)	Real Estate Sale Contract between Extell Orion Holdings LLC and American Realty Capital III, LLC, dated as of February 21, 2012

Exhibit No.	Description
10.45 (15)
Purchase and Sale Agreement, between 1100 - 1114 Kings Highway LLC, 2067 - 2073 Coney Island Avenue LLC, 2091 - 2097 Coney Island Avenue LLC and American Realty Capital III, LLC, dated as of March 7, 2012

10.46 (16)	Loan Agreement, among People's United Bank, ARC NYKNGHW001, LLC, ARC NYKNGHW002, LLC, ARC NYKNGHW003, LLC, and New York Recovery Operating Partnership, L.P., dated as of July 12, 2012
10.47 (15)	Amended and restated Promissory Note given by ARC NYKNGHW002, LLC to People's United Bank, dated as of July 12, 2012
10.48 (6)	Sale and Purchase Agreement between EEGO West 38 Fee, LLC and ARC NY22568001, LLC, dated as of October 19, 2012
10.49 (6)	Assignment, Assumption and Allocation Agreement between the Company and New York Recovery Operating Partnership, L.P., dated as of November 12, 2012
10.50 (6)	Agreement of Sale and Purchase between 229 W. 36th Street Partnership LP and ARC NY22936001, LLC, dated as of November 8, 2012
14 *	Code of Ethics
21 *	List of Subsidiaries
31.1 *	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 *	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32 *
Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 *
XBRL (eXtensible Business Reporting Language). The following materials from the Company's Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this information in furnished and not filed for purpose of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934

______________________________________

*	Filed herewith

(1)	Previously filed with Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 3 to the Company's Registration Statement filed with the SEC on July 26, 2011

(2)	Previously filed with the Company's Registration Statement on Form S-11 filed with the SEC on November 12, 2009

(3)	Previously filed with Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 1 to the Company's Registration Statement on Form S-11 filed with the SEC on March 2, 2011

(4)	Previously filed with the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 filed with the SEC on November 14, 2011

(5)	Previously filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on February 29, 2012

(6)	Previously filed with the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed with the SEC on November 13, 2012

(7)	Previously filed with Pre-Effective Amendment No. 5 to the Company's Registration Statement on Form S-11/A filed with the SEC on July 2, 2010

(8)	Previously filed with Pre-Effective Amendment No. 6 to the Company's Registration Statement on Form S-11/A filed with the SEC on August 6, 2010

(9)	Previously filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on March 28, 2011

(10)	Previously filed with the Company's Current Report on Form 8-K filed with the SEC on April 21, 2011

(11)	Previously filed with Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 2 to the Company's Registration Statement filed with the SEC on April 26, 2011

(12)	Previously filed with Pre-Effective Amendment No. 2 to Post-Effective Amendment No. 2 to the Company's Registration Statement filed with the SEC on May 2, 2011

(13)	Previously filed with the Company's Current Report on Form 8-K filed with the SEC on September 22, 2011

(14)	Previously filed with Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 5 to the Company's Registration Statement filed with the SEC on December 20, 2011

(15)	Previously filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 filed with the SEC on May 10, 2012

(16)	Previously filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 filed with the SEC on August 7, 2012

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 7th day of March, 2013.

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

Name	Capacity	Date

/s/ Nicholas S. Schorsch	Chief Executive Officer and Chairman of the Board of Directors (and Principal Executive Officer)	March 7, 2013
Nicholas S. Schorsch

/s/ Edward M. Weil, Jr.	President, Chief Operating Officer and Secretary	March 7, 2013
Edward M. Weil, Jr.

/s/ Brian S. Block	Chief Financial Officer and Executive Vice President (and Principal Financial Officer and Principal Accounting Officer)	March 7, 2013
Brian S. Block

/s/ William M. Kahane	Director	March 7, 2013
William M. Kahane

/s/ Scott J. Bowman	Independent Director	March 7, 2013
Scott J. Bowman

/s/ William G. Stanley	Independent Director	March 7, 2013
William G. Stanley

/s/ Robert H. Burns	Independent Director	March 7, 2013
Robert H. Burns

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
American Realty Capital New York Recovery REIT, Inc.
We have audited the accompanying consolidated balance sheets of American Realty Capital New York Recovery REIT, Inc. (a Maryland Corporation) and subsidiaries (the "Company") as of December 31, 2012 and 2011 and the related consolidated statements of operations and comprehensive loss, changes in equity and cash flows for each of the three years in the period ended December 31, 2012. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Realty Capital New York Recovery REIT, Inc. and subsidiaries as of December 31, 2012 and 2011 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania
March 7, 2013

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2012	2011
ASSETS
Real estate investments, at cost:
Land	$92,648	$18,439
Buildings, fixtures and improvements	229,557	96,596
Acquired intangible lease assets	38,652	10,591
Total real estate investments, at cost	360,857	125,626
Less accumulated depreciation and amortization	(12,263)	(4,175)
Total real estate investments, net	348,594	121,451
Cash and cash equivalents	5,354	10,222
Restricted cash	962	179
Receivable for sale of common stock	1,123	208
Due from affiliate, net	325	358
Prepaid expenses and other assets	4,624	1,648
Deferred costs, net	6,868	2,898
Total assets	$367,850	$136,964
LIABILITIES AND EQUITY
Mortgage notes payable	$185,569	$75,250
Revolving credit facility	19,995	—
Notes payable	—	5,933
Below-market lease liabilities, net	6,235	1,579
Derivatives, at fair value	1,710	204
Accounts payable and accrued expenses	10,058	2,293
Deferred rent and other liabilities	866	227
Distributions payable	986	287
Total liabilities	225,419	85,773
Preferred stock, $0.01 par value; 40,866,376 shares authorized, none issued and outstanding	—	—
Convertible preferred stock, $0.01 par value, 9,133,624 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 300,000,000 shares authorized, 19,930,772 and 6,658,903 shares issued and outstanding at December 31, 2012 and 2011, respectively	199	67
Additional paid-in capital	164,972	47,786
Accumulated other comprehensive loss	(1,693)	(201)
Accumulated deficit	(22,338)	(8,597)
Total stockholders' equity	141,140	39,055
Non-controlling interests	1,291	12,136
Total equity	142,431	51,191
Total liabilities and equity	$367,850	$136,964

The accompanying notes are an integral part of these financial statements

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)

	Years Ended December 31,
	2012	2011	2010
Revenues:
Rental income	$14,519	$6,891	$2,087
Operating expense reimbursements	903	644	290
Total revenues	15,422	7,535	2,377
Operating expenses:
Property operating	2,398	1,039	672
Operating fees to affiliates	—	—	—
Acquisition and transaction related	6,066	1,586	1,424
General and administrative	226	220	43
Depreciation and amortization	8,097	4,043	1,040
Total operating expenses	16,787	6,888	3,179
Operating income (loss)	(1,365)	647	(802)
Other income (expenses):
Interest expense	(4,994)	(3,910)	(1,070)
Interest income	1	1	1
Loss on derivative instruments	(14)	(3)	—
Total other expenses	(5,007)	(3,912)	(1,069)
Net loss	(6,372)	(3,265)	(1,871)
Net loss (income) attributable to non-controlling interests	33	(154)	109
Net loss attributable to stockholders	$(6,339)	$(3,419)	$(1,762)

Other comprehensive loss:
Designated derivatives, fair value adjustment	(1,492)	(201)	—
Comprehensive loss	$(7,831)	$(3,620)	$(1,762)

Basic and diluted weighted average common shares outstanding	12,187,623	2,070,184	36,108
Basic and diluted net loss per share available to stockholders	$(0.52)	$(2.31)	$(71.06)

The accompanying notes are an integral part of these financial statements

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(In thousands, except share data)

	Convertible Preferred Stock		Common Stock			Accumulated Other Comprehensive Loss
	Number of Shares	Par value	Number of Shares	Par Value	Additional Paid-In Capital		Accumulated Deficit	Stockholders' Equity	Non- controlling Interests	Total Equity
Balance, December 31, 2009	—	$—	20,000	$—	$200	$—	$(1)	$199	$—	$199
Issuance of convertible preferred stock	1,966,376	20	—	—	16,934	—	—	16,954	—	16,954
Convertible preferred stock offering costs, commissions and dealer manager fees	—	—	—	—	(3,050)	—	—	(3,050)	—	(3,050)
Issuance of common stock	—	—	298,499	3	2,872	—	—	2,875	—	2,875
Common stock offering costs, commissions and dealer manager fees	—	—	—	—	(3,285)	—	—	(3,285)	—	(3,285)
Share-based compensation	—	—	9,000	—	5	—	—	5	—	5
Contributions from Advisor	—	—	—	—	113	—	—	113	—	113
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	13,000	13,000
Distributions declared	—	—	—	—	—	—	(815)	(815)	—	(815)
Net loss	—	—	—	—	—	—	(1,762)	(1,762)	(109)	(1,871)
Balance, December 31, 2010	1,966,376	20	327,499	3	13,789	—	(2,578)	11,234	12,891	24,125
Issuance of common stock	—	—	4,296,134	44	42,710	—	—	42,754	—	42,754
Offering costs, commissions and dealer manager fees	—	—	—	—	(9,340)	—	—	(9,340)	—	(9,340)
Common stock issued through distribution reinvestment plan	—	—	44,117	—	419	—	—	419	—	419
Common stock repurchases	—	—	(2,538)	—	(25)	—	—	(25)	—	(25)
Preferred stock converted to common stock	(1,966,376)	(20)	1,966,376	20	—	—	—	—	—	—
Share-based compensation	—	—	27,315	—	218	—	—	218	—	218
Contributions from Advisor	—	—	—	—	15	—	—	15	—	15
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(909)	(909)
Distributions declared	—	—	—	—	—	—	(2,600)	(2,600)	—	(2,600)
Designated derivative, fair value adjustment	—	—	—	—	—	(201)	—	(201)	—	(201)
Net income (loss)	—	—	—	—	—	—	(3,419)	(3,419)	154	(3,265)
Balance, December 31, 2011	—	—	6,658,903	67	47,786	(201)	(8,597)	39,055	12,136	51,191
Issuance of common stock	—	—	12,985,794	130	128,747	—	—	128,877	—	128,877
Common stock offering costs, commissions and dealer manager fees, net of reimbursements	—	—	—	—	(13,027)	—	—	(13,027)	—	(13,027)
Common stock issued though distribution reinvestment plan	—	—	343,069	3	3,255	—	—	3,258	—	3,258
Common stock repurchases	—	—	(81,661)	(1)	(780)	—	—	(781)	—	(781)
Share-based compensation	—	—	24,667	—	180	—	—	180	—	180
Increase in interest in Bleecker Street			—	—	(1,189)	—	—	(1,189)	(10,811)	(12,000)
Non-controlling interests issued			—	—	—	—	—	—	480	480
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	(481)	(481)
Distributions declared	—	—	—	—	—	—	(7,402)	(7,402)	—	(7,402)
Designated derivatives, fair value adjustment	—	—	—	—	—	(1,492)	—	(1,492)	—	(1,492)
Net loss	—	—	—	—	—	—	(6,339)	(6,339)	(33)	(6,372)
Balance, December 31, 2012	—	$—	19,930,772	$199	$164,972	$(1,693)	$(22,338)	$141,140	$1,291	$142,431

The accompanying notes are an integral part of this financial statement

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net loss attributable to stockholders	$(6,339)	$(3,419)	$(1,762)
Adjustments to reconcile net loss attributable to stockholders to net cash provided by operating activities:
Depreciation	6,368	2,609	500
Amortization of intangibles assets	1,729	1,434	540
Amortization of deferred financing costs	889	502	80
Accretion of below-market lease liabilities and amortization of above-market lease assets, net	(433)	(239)	(75)
Net loss (income) attributable to non-controlling interests	(33)	154	(109)
Share-based compensation	180	218	5
Loss on derivative instrument	14	3	—
Non-controlling interest issued	100	—	—
Changes in assets and liabilities:
Prepaid expenses and other assets	(3,320)	(1,160)	(652)
Accounts payable and accrued expenses	3,236	136	394
Due from affiliated entities	—	—	(357)
Deferred rent and other liabilities	639	25	202
Net cash provided by (used in) operating activities	3,030	263	(1,234)
Cash flows from investing activities:
Investment in real estate and other assets	(144,750)	(25,276)	(30,729)
Capital expenditures	(1,003)	(460)	—
Net cash used in investing activities	(145,753)	(25,736)	(30,729)
Cash flows from financing activities:
Proceeds from notes payable	—	—	8,900
Payments on notes payable	(5,933)	—	(2,967)
Proceeds from mortgage notes payable	31,565	21,300	—
Payments on mortgage notes payable	(434)	(14,085)	(136)
Proceeds from revolving credit facility	48,495	—	—
Payments on revolving credit facility	(28,500)	—	—
Proceeds from issuance of common stock	127,962	42,545	2,875
Repurchases of common stock	(424)	—	—
Proceeds from issuance of convertible preferred stock, net	—	—	16,954
Payments of offering costs and fees related to stock issuances	(13,618)	(10,050)	(3,655)
Payments of deferred financing costs	(4,582)	(1,992)	(1,328)
Distributions paid	(3,445)	(2,025)	(684)
Payments to affiliate	33	(19)	113
Distributions to non-controlling interest holders	(481)	(909)	—
Contributions from non-controlling interest holders	—	—	13,000
Payments to non-controlling interest holder	(12,000)	—	—
Restricted cash	(783)	581	(760)
Net cash provided by financing activities	137,855	35,346	32,312
Net (decrease) increase in cash and cash equivalents	(4,868)	9,873	349
Cash and cash equivalents, beginning of period	10,222	349	—
Cash and cash equivalents, end of period	$5,354	$10,222	$349

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2012	2011	2010
Supplemental Disclosures:
Cash paid for interest	$4,016	$2,541	$788
Cash paid for income taxes	15	12	—
Non-Cash Investing and Financing Activities:
Mortgage notes payable used to acquire investments in real estate	$79,188	$32,650	$21,300
Liabilities assumed in acquisition of real estate	4,760	—	—
Non-controlling interest issued to seller	380	—	—
Debt assumed in real estate acquisitions	—	—	14,221
Conversion of preferred stock to common stock	—	16,954	—
Common stock issued through distribution reinvestment plan	3,258	419	—
Reclassification of offering costs	—	—	954

The accompanying notes are an integral part of these financial statements

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

Note 1 — Organization
American Realty Capital New York Recovery REIT, Inc. (the "Company"), incorporated on October 6, 2009, is a Maryland corporation that qualified as a real estate investment trust for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2010.  On September 2, 2010, the Company commenced its initial public offering (the "IPO") on a "reasonable best efforts" basis of up to 150.0 million shares of common stock, $0.01 par value per share, at a price of $10.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form S-11, as amended (File No. 333-163069) (the "Registration Statement") filed with the U.S. Securities and Exchange Commission (the "SEC") under the Securities Act of 1933, as amended (the "Securities Act"). The Registration Statement also covers up to 25.0 million shares available pursuant to a distribution reinvestment plan (the "DRIP") under which the Company's common stockholders may elect to have their distributions reinvested in additional shares of the Company's common stock at the greater of $9.50 per share or 95% of the estimated value of a share of common stock.
As of December 31, 2012, the Company had 19.9 million shares of common stock outstanding, including unvested restricted shares, converted shares of convertible preferred stock (the "Preferred Shares") and shares issued under the DRIP. As of December 31, 2012, the Company had received total proceeds from the IPO, including shares issued under the DRIP, of $177.9 million from the sale of 17.9 million shares of common stock.  In addition, the Company sold 2.0 million Preferred Shares for gross proceeds of $17.0 million in a private placement pursuant to Rule 506 of Regulation D of the Securities Act (the "Preferred Offering"), which terminated on September 2, 2010, the effective date of the Registration Statement. On December 15, 2011, the Company exercised its option to convert the Preferred Shares into 2.0 million shares of common stock on a one-for-one basis. As of December 31, 2012, the aggregate value of all issuances and subscriptions of common stock outstanding was $198.8 million based on a per share value of $10.00 (or $9.50 for shares issued under the DRIP).
The Company was formed to acquire high quality, income-producing commercial real estate in the New York metropolitan area, and, in particular, properties located in New York City, with a focus on office and retail properties. All such properties may be acquired and operated by the Company alone or jointly with another party. The Company may also originate or acquire first mortgage loans secured by real estate.  The Company purchased its first property and commenced active operations in June 2010.  As of December 31, 2012, the Company owned 16 properties consisting of 0.6 million rentable square feet, which were 96.0% leased on a weighted average basis with a weighted average remaining lease term of 9.5 years.
Substantially all of the Company's business is conducted through New York Recovery Operating Partnership, L.P. (the "OP"), a Delaware limited partnership. The Company has no paid employees.  The Company has retained New York Recovery Advisors, LLC (the "Advisor") to manage its affairs on a day-to-day basis. New York Recovery Properties, LLC (the "Property Manager") serves as the Company's property manager, unless services are performed by a third party for specific properties.  Realty Capital Securities, LLC (the "Dealer Manager") serves as the dealer manager of the IPO.  These related parties are entities wholly owned by American Realty Capital III, LLC (the "Sponsor") and receive compensation and fees for services related to the IPO and for the investment and management of the Company's assets. These entities receive fees during the offering, acquisition, operational and liquidation stages.
Note 2 — Summary of Significant Accounting Policies
Basis of Accounting
The accompanying consolidated financial statements of the Company are prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America ("GAAP").
Principles of Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. In determining whether the Company has a controlling financial interest in a joint venture and the requirement to consolidate the accounts of that entity, management considers factors such as ownership interest, authority to make decisions and contractual and substantive participating rights of the other partners or members as well as whether the entity is a variable interest entity for which the Company is the primary beneficiary.

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management makes significant estimates regarding revenue recognition, purchase price allocations to record investments in real estate, real estate taxes and derivative financial instruments and hedging activities, as applicable.
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
The Company is required to present the operations related to properties that have been sold or properties that are intended to be sold as discontinued operations in the statement of operations for all periods presented. Properties that are intended to be sold are to be designated as "held for sale" on the balance sheet.
Impairment of Long Lived Assets
When circumstances indicate the carrying value of a property may not be recoverable, the Company reviews the asset for impairment. This review is based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property's use and eventual disposition. These estimates consider factors such as expected future operating income, market and other applicable trends and residual value, as well as the effects of leasing demand, competition and other factors. If impairment exists, due to the inability to recover the carrying value of a property, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held and used. For properties held for sale, the impairment loss is the adjustment to fair value less estimated cost to dispose of the asset. These assessments have a direct impact on net income because recording an impairment loss results in an immediate negative adjustment to net income.
Allocation of Purchase Price of Acquired Assets
The Company allocates the purchase price of acquired properties to tangible and identifiable intangible assets acquired based on their respective fair values. Tangible assets include land, land improvements, buildings, fixtures and tenant improvements on an as-if vacant basis. The Company utilizes various estimates, processes and information to determine the as-if vacant property value. Estimates of value are made using customary methods, including data from appraisals, comparable sales, discounted cash flow analysis and other methods. Amounts allocated to land, land improvements, buildings, fixtures and tenant improvements are based on cost segregation studies performed by independent third-parties or the Company's analysis of comparable properties in its portfolio. Identifiable intangible assets include amounts allocated to acquire leases for above- and below-market lease rates, the value of in-place leases, and the value of customer relationships, as applicable.
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

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

Above-market and below-market in-place lease values for owned properties are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between the contractual amounts to be paid pursuant to the in-place leases and management's estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market lease intangibles are amortized as a decrease to rental income over the remaining term of the lease.  The capitalized below-market lease values will be amortized as an increase to rental income over the remaining term and any fixed rate renewal periods provided within the respective leases. In determining the amortization period for below-market lease intangibles, the Company initially will consider, and periodically evaluate on a quarterly basis, the likelihood that a lessee will execute the renewal option.  The likelihood that a lessee will execute the renewal option is determined by taking into consideration the tenant's payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located.
The aggregate value of intangible assets related to customer relationship, as applicable, is measured based on the Company's evaluation of the specific characteristics of each tenant's lease and its overall relationship with the tenant. Characteristics considered in determining these values include the nature and extent of the existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant's credit quality and expectations of lease renewals, among other factors.
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
Intangible assets and acquired lease liabilities consist of the following:

	December 31,
(In thousands)	2012	2011
Intangible lease assets:
In-place leases, net of accumulated amortization of $2,705 and $1,045 at December 31, 2012 and 2011, respectively	$26,647	$9,440
Above-market leases, net of accumulated amortization of $82 and $21 at December 31, 2012 and 2011, respectively	9,218	85
Total intangible lease assets, net	$35,865	$9,525
Intangible liabilities:
Below-market leases, net of accumulated amortization of $829 and $335 at December 31, 2012 and 2011, respectively	$6,235	$1,579
Total intangible lease liabilities, net	$6,235	$1,579

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

The following table provides the weighted-average amortization and accretion periods as of December 31, 2012, for intangible assets and liabilities and the projected amortization expense and adjustments to revenues for the next five years:

(Dollar amounts in thousands)	Weighted- Average Amortization Period	2013	2014	2015	2016	2017
In-place leases	10.3	$4,205	$2,996	$2,702	$2,538	$2,234

Above-market lease assets	14.7	$(781)	$(723)	$(606)	$(595)	$(587)
Below-market lease liabilities	8.5	1,072	960	697	633	547
Total to be included in (deducted from) rental income		$291	$237	$91	$38	$(40)
Cash and Cash Equivalents
Cash and cash equivalents include cash in bank accounts as well as investments in highly-liquid money market funds with original maturities of three months or less.
The Company deposits cash with high quality financial institutions. These deposits are guaranteed by the Federal Deposit Insurance Company (the "FDIC") up to an insurance limit. At December 31, 2012 and 2011 the Company had deposits of $5.4 million and $10.2 million, respectively, of which $3.3 million and $9.0 million, respectively, were in excess of the amount insured by the FDIC. Although the Company bears risk to amounts in excess of those insured by the FDIC, it does not anticipate any losses as a result.
Restricted Cash
Restricted cash primarily consists of reserves related to lease expirations as well as maintenance, structural, and debt service reserves as of December 31, 2012 and 2011.
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
Share Repurchase Program
The Company's board of directors has adopted a Share Repurchase Program ("SRP") that enables stockholders to sell their shares to the Company in limited circumstances.  The SRP permits investors to sell their shares back to the Company after they have held them for at least one year, subject to the significant conditions and limitations described below.
Prior to the time that the Company's shares are listed on a national securities exchange and until the Company establishes an estimated value for the shares, the purchase price per share will depend on the length of time investors have held such shares as follows: after one year from the purchase date — the lower of $9.25 or 92.5% of the amount they actually paid for each share; after two years from the purchase date —the lower of $9.50 or 95.0% of the amount they actually paid for each share; after three years from the purchase date — the lower of $9.75 or 97.5% of the amount they actually paid for each share; and after four years from the purchase date — the lower of $10.00 or 100% of the amount they actually paid for each share (in each case, as adjusted for any stock distributions, combinations, splits and recapitalizations). The Company will begin establishing an estimated value for its shares based on the value of its real estate and real estate-related investments beginning 18 months after the close of its offering. Beginning 18 months after the completion of the last offering of the Company's shares (excluding offerings under the DRIP), the board of directors will determine the value of the properties and the other assets based on such information as the board determines appropriate, which may or may not include independent valuations of properties or of the Company as a whole, prepared by third-party service providers.

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

The Company is only authorized to repurchase shares pursuant to the SRP up to the value of the shares issued under the DRIP and will limit the amount spent to repurchase shares in a given quarter to the value of the shares issued under the DRIP in that same quarter. In addition, the board of directors may reject a request for redemption, at any time. Due to these limitations, the Company cannot guarantee that it will be able to accommodate all repurchase requests. Purchases under the SRP by the Company will be limited in any calendar year to 5% of the weighted average number of shares outstanding during the prior year (or 1.25% per calendar quarter).
When a stockholder requests repurchases and the repurchases are approved by the Company's board of directors, it will reclassify such obligation from equity to a liability based on the settlement value of the obligation. The following table reflects the number of shares repurchased for the years ended December 31, 2012 and 2011. There were no repurchases requested or fulfilled during the year ended December 31, 2010.

	Number of Requests	Number of Shares Repurchased	Average Price per Share
Year ended December 31, 2011	1	2,538	$9.85
Year ended December 31, 2012	10	81,661	9.55
Cumulative repurchase requests as of December 31, 2012 (1)	11	84,199	$9.56
__________________________

(1)
Includes three unfulfilled repurchase requests consisting of 41,389 shares at an average price per share of $9.25, which were approved for repurchase as of December 31, 2012 and completed in January 2013.

Distribution Reinvestment Plan
Pursuant to the DRIP, stockholders may elect to reinvest distributions by purchasing shares of common stock in lieu of receiving cash. No dealer manager fees or selling commissions are paid with respect to shares purchased pursuant to the DRIP.  Participants purchasing shares pursuant to the DRIP have the same rights and are treated in the same manner as if such shares were issued pursuant to the IPO. The board of directors may designate that certain cash or other distributions be excluded from the DRIP.  The Company has the right to amend any aspect of the DRIP or terminate the DRIP with ten days' notice to participants.  Shares issued under the DRIP are recorded to equity in the accompanying consolidated balance sheet in the period distributions are declared.
Derivative Instruments
The Company may use derivative financial instruments to hedge all or a portion of the interest rate risk associated with its borrowings. Certain of the techniques used to hedge exposure to interest rate fluctuations may also be used to protect against declines in the market value of assets that result from general trends in debt markets. The principal objective of such agreements is to minimize the risks and/or costs associated with the Company's operating and financial structure as well as to hedge specific anticipated transactions.
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

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

Revenue Recognition
The Company's revenues, which are derived primarily from rental income, include rents that each tenant pays in accordance with the terms of each lease reported on a straight-line basis over the initial term of the lease. Since many of the leases provide for rental increases at specified intervals, straight-line basis accounting requires the Company to record a receivable, and include in revenues, unbilled rent receivables that the Company will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. The Company defers the revenue related to lease payments received from tenants in advance of their due dates. When the Company acquires a property, the term of existing leases is considered to commence as of the acquisition date for the purposes of this calculation.
The Company continually reviews receivables related to rent and unbilled rent receivables and determines collectability by taking into consideration the tenant's payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of a receivable is in doubt, the Company will record an increase in the allowance for uncollectible accounts or record a direct write-off of the receivable in the consolidated statements of operations.
Cost recoveries from tenants are included in operating expense reimbursement in the period the related costs are incurred, as applicable.
Offering and Related Costs
Offering costs (other than selling commissions and the dealer manager fee) of the Company may be paid by the Advisor, the Dealer Manager or their affiliates on behalf of the Company. Such offering costs include all expenses to be paid by the Company in connection with its offering, including but not limited to (i) legal, accounting, printing, mailing, and filing fees; (ii) escrow related fees; (iii) reimbursement of the Dealer Manager for amounts it may pay to reimburse the bona fide diligence expenses of broker-dealers; and (iv) reimbursement to the Advisor for the salaries of its employees and other costs in connection with preparing supplemental sales materials and related offering activities. The Company is obligated to reimburse the Advisor or its affiliates, as applicable, for organization and offering costs paid by them on behalf of the Company, provided that the Advisor is obligated to reimburse the Company to the extent organization and offering costs (excluding selling commissions and the dealer manager fee) incurred by the Company in its offering exceed 1.5% of gross offering proceeds. As a result, these costs are only a liability of the Company to the extent selling commissions, the dealer manager fee and other organization and offering costs do not exceed 11.5% of the gross proceeds determined at the end of offering (See Note 11 — Related Party Transactions and Arrangements).
Share-Based Compensation
The Company has a stock-based incentive award plan for its directors, which is accounted for under the guidance of share based payments.  The expense for such awards is included in general and administrative expenses and is recognized over the vesting period or when the requirements for exercise of the award have been met. (See Note 13 — Share-Based Compensation).
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

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

Reportable Segments
The Company has determined that it has one reportable segment, with activities related to investing in real estate. The Company's investments in real estate generate rental revenue and other income through the leasing of properties, which comprised 100% of total consolidated revenues.  Management evaluates the operating performance of the Company's investments in real estate on an individual property level.
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

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

Note 3 — Real Estate Investments
The following table presents the allocation of the assets acquired and liabilities assumed during the years ended December 31, 2012, 2011, and 2010:

	Years Ended December 31,
(Dollar amounts in thousands)	2012	2011	2010
Real estate investments, at cost:
Land	$74,209	$7,196	$11,243
Buildings, fixtures and improvements	131,958	46,085	50,051
Total tangible assets	206,167	53,281	61,294
Acquired intangibles:
In-place leases	18,867	5,194	6,215
Above-market lease assets	9,194	—	106
Below-market lease liabilities	(5,150)	(549)	(1,365)
Total acquired intangibles	22,911	4,645	4,956
Total assets acquired, net	229,078	57,926	66,250
Mortgage notes payable used to acquire investments in real estate	(79,188)	(32,650)	(35,521)
Non-controlling interest retained by seller	(380)	—	—
Other liabilities assumed	(4,760)	—	—
Cash paid for acquired real estate investments	$144,750	$25,276	$30,729
Number of properties purchased	7	5	4

The following table reflects the number and related purchase prices of properties acquired during the years ended December 31, 2012, 2011 and 2010:

	Number of Properties	Base Purchase Price
		(in thousands)
Year ended December 31, 2010	4	$66,250
Year ended December 31, 2011	5	57,926
Year ended December 31, 2012	7	226,527
Total portfolio as of December 31 2012	16	$350,703

The following table presents unaudited pro forma information as if the acquisitions during the years ended December 31, 2012, 2011 and 2010 had been consummated on January 1, 2010. Additionally, the unaudited pro forma net loss attributable to stockholders was adjusted to reclass acquisition and transaction related expenses of $6.1 million from the year ended December 31, 2012 to the period from October 6, 2009 (date of inception) to December 31, 2009.

	Years Ended December 31,
(In thousands)	2012	2011	2010
Pro forma revenues	$32,275	$28,828	$21,294
Pro forma net income attributable to stockholders	$9,005	$6,660	$4,013

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

The following table presents future minimum base rent cash payments due to the Company subsequent to December 31, 2012.  These amounts exclude contingent rental payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes among other items.

(In thousands)	Future Minimum Base Rent Payments
2013	$25,127
2014	24,154
2015	23,897
2016	23,955
2017	22,387
Thereafter	167,328
$286,848

The following table lists the tenants whose annualized rental income on a straight-line basis represented greater than 10% of total annualized rental income for all portfolio properties on a straight-line basis as of December 31, 2012, 2011 and 2010:

		December 31,
Property Portfolio	Tenant	2012	2011	2010
229 West 36th Street	American Language Communication Center, Inc.	13.5%	*	*
One Jackson Square	TD Bank, N.A.	*	12.2%	*
Duane Reade	Duane Reade	*	10.0%	*
Bleecker Street	Burberry Limited	*	10.7%	17.3%
Bleecker Street	Michael Kors Stores, LLC	*	*	10.4%
Interior Design Building	Rosselli 61st St., LLC	*	*	11.3%
__________________________
* Tenant's annualized rental income on a straight-line basis was not greater than 10% of total annualized rental income for all portfolio properties as of the period specified.
The termination, delinquency or non-renewal of the above tenants may have a material adverse effect on revenues. No other tenant represents more than 10% of annualized rental income as of December 31, 2012 and 2011.
Note 4 — Revolving Credit Facility
On March 30, 2012, the Company entered into a senior unsecured revolving credit facility in the amount of $40.0 million. The credit facility contains an "accordion" feature to allow the Company, under certain circumstances, to increase the aggregate commitments under the revolving credit facility to a maximum of $150.0 million. The credit facility has a term of 36 months, subject to the Company's right to a 12-month extension. The credit facility generally bears interest at a floating rate equal to LIBOR plus 2.50%, subject to adjustment as set forth in the credit agreement, and includes an unused commitment fee per annum of (a) 0.2% if the unused balance of the facility is equal to or less than 50% of the available facility and (b) 0.3% if the unused balance of the facility exceeds 50% of the available facility. The outstanding balance on the credit facility as of December 31, 2012 was $20.0 million with an interest rate of 2.7% and the unused borrowing capacity, based on the value of the borrowing base properties as of December 31, 2012, was $8.3 million.
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

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

The credit facility requires the Company to meet certain financial covenants, including the maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios) as well as the maintenance of a minimum net worth. As of December 31, 2012, the Company was in compliance with the debt covenants under the credit facility agreement.
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

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

Note 6 — Mortgage Notes Payable
The Company's mortgage notes payable as of December 31, 2012 and December 31, 2011 consist of the following:

		Outstanding Loan Amount
Portfolio	Encumbered Properties	12/31/2012	December 31, 2011	Effective Interest Rate		Interest Rate	Maturity
		(In thousands)	(In thousands)
Interior Design Building	1	$20,949	$21,300	4.4%		Fixed	Dec. 2021
Bleecker Street	3	21,300	21,300	4.3%		Fixed	Dec. 2015
Foot Locker	1	3,250	3,250	4.6%		Fixed	Jun. 2016
Regal Parking Garage	1	3,000	3,000	4.5%		Fixed	Jul. 2016
Duane Reed	1	8,400	8,400	3.6%		Fixed	Nov. 2016
Washington Street Portfolio	1	4,917	5,000	4.4%		Fixed	Dec. 2021
One Jackson Square	1	13,000	13,000	3.4%	(1)	Fixed	Dec. 2016
350 West 42nd Street	1	11,365	—	3.4%		Fixed	Aug. 2017
1100 Kings Highway	1	20,200	—	3.4%	(1)	Fixed	Aug. 2017
1623 Kings Highway	1	7,288	—	3.3%	(1)	Fixed	Nov. 2017
256 West 38th Street	1	24,500	—	3.1%	(1)	Fixed	Dec. 2017
256 West 38th Street	—	2,400	—	5.3%	(2)	Variable	Dec. 2013
229 West 36th Street	1	35,000	—	2.9%	(1)	Fixed	Dec. 2017
229 West 36th Street	—	10,000	—	5.3%	(2)	Variable	Dec. 2013
	14	$185,569	$75,250	3.7%	(3)
______________________

(1)	Fixed through an interest rate swap agreement.

(2)
Mezzanine loans collateralized by the 256 West 38th Street and 229 West 36th Street properties, respectively. The mezzanine loans bear interest at LIBOR plus 5% through July 2013 and LIBOR plus 8% thereafter. These mezzanine loans were repaid in full in January 2013.

(3)	Calculated on a weighted average basis for all mortgages outstanding as of December 31, 2012.
The Company's sources of secured financing generally require financial covenants, including restrictions on corporate guarantees, the maintenance of certain financial ratios (such as specified equity and debt service coverage ratios) as well as the maintenance of minimum net worth.  As of December 31, 2012 and December 31, 2011, the Company was in compliance with the debt covenants under the mortgage note agreements.
The following table summarizes the scheduled aggregate principal repayments subsequent to December 31, 2012:

(In thousands)	Future Minimum Principal Payments
2013	$12,853
2014	473
2015	21,794
2016	28,167
2017	102,730
Thereafter	19,552
Total	$185,569
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
December 31, 2012

Level 1 — Quoted prices in active markets for identical assets and liabilities that the reporting entity has the ability to access at the measurement date.
Level 2 — Inputs other than quoted prices included within Level 1 that are observable for the asset and liability or can be corroborated with observable market data for substantially the entire contractual term of the asset or liability.
Level 3 — Unobservable inputs that reflect the entity's own assumptions about the assumptions that market participants would use in the pricing of the asset or liability and are consequently not based on market activity, but rather through particular valuation techniques.
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of December 31, 2012 and 2011, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company's derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
The valuation of derivative instruments is determined using a discounted cash flow analysis on the expected cash flows. This analysis reflects the contractual terms of the derivatives, including the period to maturity, as well as observable market-based inputs, including interest rate curves and implied volatilities. In addition, credit valuation adjustments are incorporated into the fair values to account for the Company's potential nonperformance risk and the performance risk of the counterparties.
The following table presents information about the Company's liabilities (including derivatives that are presented net) measured at fair value on a recurring basis as of December 31, 2012 and 2011, aggregated by the level in the fair value hierarchy within which those instruments fall:

(In thousands)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
December 31, 2012
Interest rate swaps	$—	$1,710	$—	$1,710
December 31, 2011
Interest rate swap	$—	$204	$—	$204
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets. There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the years ended December 31, 2012 and 2011.

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

The Company is required to disclose the fair value of financial instruments for which it is practicable to estimate that value. The fair value of short-term financial instruments such as cash and cash equivalents, restricted cash, due from affiliates, notes payable, accounts payable and distributions payable approximates their carrying value on the consolidated balance sheet due to their short-term nature. The fair values of the Company's financial instruments that are not reported at fair value on the consolidated balance sheet are reported below.

		Carrying Amount at	Fair Value at	Carrying Amount at	Fair Value at
(In thousands)	Level	December 31, 2012	December 31, 2012	December 31, 2011	December 31, 2011
Mortgage notes payable	3	$185,569	$185,621	$75,250	$75,249
Revolving credit facility	3	$19,995	$19,995	$—	$—
The fair value of mortgage notes payable is estimated using a discounted cash flow analysis, based on the Advisor's experience with similar types of borrowing arrangements. The carrying value of the revolving credit facility is deemed to approximate the fair value since the floating interest rate on advances is based on a market rate.
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
Cash Flow Hedges of Interest Rate Risk
The Company's objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company may primarily use interest rate swaps and collars as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Interest rate collars designated as cash flow hedges involve the receipt of variable-rate amounts if interest rates rise above the cap strike rate on the contract and payments of variable-rate amounts if interest rates fall below the floor strike rate on the contract.
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2012 and 2011, such derivatives were used to hedge the variable cash flows associated with variable-rate debt. The ineffective portion of the change in the fair value of the derivatives is recognized directly in earnings. During the years ended December 31, 2012 and 2011, the Company recorded approximately $14,000 and $3,000 of hedge ineffectiveness in earnings, respectively, due to a timing mismatch of the debt closing.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company's variable-rate debt. During the next 12 months the Company estimates that an additional $0.9 million will be reclassified from other comprehensive income as an increase to interest expense.

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

As of December 31, 2012 and 2011, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk.

	December 31, 2012		December 31, 2011
Interest Rate Derivative	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Interest rate swaps	5	$99,988	1	$13,000
The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the balance sheets as of December 31, 2012 and 2011:

		December 31,
(In thousands)	Balance Sheet Location	2012	2011
Derivatives designated as hedging instruments:
Interest rate swaps	Derivatives, at fair value	$(1,710)	$(204)
Derivatives in Cash Flow Hedging Relationships
The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the years ended December 31, 2012 and 2011.

	Years Ended December 31,
(In thousands)	2012	2011
Amount of loss recognized in accumulated other comprehensive loss from interest rate derivatives (effective portion)	$(1,722)	$(214)
Amount of loss reclassified from accumulated other comprehensive loss into income as interest expense (effective portion)	$(230)	$(13)
Amount of loss recognized in loss on derivative instruments (ineffective portion and amount excluded from effectiveness testing)	$(14)	$(3)
Derivatives Not Designated as Hedges
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
As of December 31, 2012, the fair value of derivatives in a net liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $1.8 million. As of December 31, 2012, the Company has not posted any collateral related to its agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at the aggregate termination value of $1.8 million at December 31, 2012.
Note 9 — Common Stock
As of December 31, 2012 and 2011, the Company had 19.9 million and 6.7 million shares of common stock outstanding, respectively, including unvested restricted stock, converted Preferred Shares and shares issued under the DRIP.
In September 2010, the Company's board of directors authorized, and the Company declared, a distribution rate equal to $0.605 per annum per share of common stock, commencing December 1, 2010.  The distributions are paid by the fifth day following each month end to stockholders of record at the close of business each day during the prior month at a per share rate of $0.0016575342 per day. The board of directors may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distribution payments are not assured.

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

Note 10 — Commitments and Contingencies
Future Minimum Lease Payments
The Company entered into a lease agreement related to the acquisition of 350 Bleecker Street similar to a leasehold interest arrangement. The following table reflects the minimum base rental cash payments due from the Company over the next five years and thereafter under this arrangement. These amounts exclude contingent rent payments, as applicable, that may be payable based on provisions related to increases in annual rent based on exceeding certain economic indexes among other items.

(In thousands)	Future minimum base rent payments
2013	$86
2014	86
2015	86
2016	86
2017	86
Thereafter	3,662
$4,092
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
Hurricane Sandy
None of the properties owned by us suffered any structural damage as a result of Hurricane Sandy. All of the properties owned by us are fully operational except for the four retail condominiums located at 416 Washington Street in the Tribeca neighborhood of Manhattan. The property remains without full electrical power capacity and the property's tenants are not permitted to operate until power is fully restored and operation is authorized by the applicable New York municipal authorities. The Company continues to communicate with its tenants, insurance carriers and the condominium board in connection with the property. The total annualized straightline rental income for the property represents 3.6% of the Company's total portfolio annualized straightline rental income as of December 31, 2012. The Company recorded an insurance deductible expense of $0.1 million during the year ended December 31, 2012 and believes that the costs, including lost rents, over and above this deductible will be fully recoverable under the Company's property insurance policy.
Note 11 — Related Party Transactions and Arrangements
New York Recovery Special Limited Partnership, LLC, an entity wholly owned by the Sponsor, owned 20,000 shares of the Company's outstanding common stock as of December 31, 2012 and 2011.

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

Fees Paid in Connection with the Preferred Offering and the IPO
The Dealer Manager and the Sponsor receive fees and compensation in connection with the sale of the Company's common stock in the IPO. The Dealer Manager receives a selling commission of up to 7.0% of gross offering proceeds before reallowance of commissions earned by participating broker-dealers. Alternatively, a participating broker-dealer may elect to receive a fee equal to 7.5% of gross proceeds from the sale of shares by such participating broker-dealer, with 2.5% thereof paid at the time of such sale and 1% thereof paid on each anniversary of the closing of such sale up to and including the fifth anniversary of the closing of such sale. In addition, the Dealer Manager receives up to 3.0% of the gross proceeds from the sale of common stock, before reallowance to participating broker-dealers, as a dealer-manager fee. The Dealer Manager may re-allow its dealer-manager fee to such participating broker-dealers, based on such factors as the volume of shares sold by respective participating broker-dealers and marketing support provided as compared to other participating broker-dealers. The following table details total selling commissions and dealer manager fees incurred and payable to the Dealer Manager related to the sale of common stock and Preferred Shares as of and for the years ended December 31, 2012, 2011 and 2010

	Years Ended December 31,			Payable as of December 31,
(In thousands)	2012	2011	2010	2012	2011	2010
Total commissions and fees from Dealer Manager	$12,576	$4,303	$1,929	$93	$21	$—
The Advisor and its affiliates receive compensation and reimbursement for services provided in connection with the IPO and Preferred Offering. All offering costs incurred by the Company or its affiliated entities on behalf of the Company are charged to additional paid-in capital on the accompanying balance sheets. The following table details offering cost reimbursements incurred and payable to the Advisor and Dealer Manager related to the sale of common stock and Preferred Shares as of and for the years ended December 31, 2012, 2011 and 2010:

	Years Ended December 31,			Payable as of December 31,
(In thousands)	2012	2011	2010	2012	2011	2010
Fees and expense reimbursements from the Advisor and Dealer Manager (1)	$(1,240)	$3,269	$1,343	$83	$154	$680
__________________
(1) The Advisor elected to reimburse offering costs in excess of 15% of proceeds from the sale of common stock. This cash reimbursement of $4.7 million was received in April 2012.
The Company is responsible for offering and related costs from its IPO up to a maximum of 1.5% of gross proceeds received from the IPO, excluding commissions and dealer manager fees, measured at the end of the IPO. Offering costs in excess of the 1.5% cap as of the end of the offering are the Advisor's responsibility. As of December 31, 2012, offering and related costs exceeded 1.5% of gross proceeds received from the IPO by $5.9 million. Commencing in the first quarter of 2012, the Advisor elected to cap cumulative offering costs incurred by the Company, net of unpaid amounts, to 15% of common stock proceeds during the offering period. To comply with this newly implemented policy, the Advisor reimbursed the Company for $4.7 million in cash of offering related costs during the year ended December 31, 2012. As of December 31, 2012, cumulative offering costs were $25.7 million. Cumulative offering costs net of unpaid amounts, were less than the 15% threshold as of December 31, 2012.
Effective March 1, 2013, the Company will be utilizing transfer agent services provided by an affiliate of the Dealer Manager.
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

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

The Company pays the Advisor an asset management fee equal to 0.75% per annum of the cost of the Company's assets (cost includes the purchase price, acquisition expenses, capital expenditures and other customarily capitalized costs, but excludes acquisition fees) plus costs and expenses incurred by the Advisor in providing asset management services; provided, however, that the asset management fee is reduced by any amounts payable to the Property Manager as an oversight fee, such that the aggregate of the asset management fee and the oversight fee does not exceed 0.75% per annum of the cost of the Company's assets plus costs and expenses incurred by the Advisor in providing asset management services. Prior to July 1, 2012, this fee was payable in monthly installments, at the discretion of the Company's board, in cash, common stock or restricted stock grants, or any combination thereof.
Effective July 1, 2012, the payment of asset management fees in monthly installments in cash, shares or restricted stock grants, or any combination thereof to the Advisor was eliminated. Instead the Company expects to issue (subject to periodic approval by the board of directors) to the Advisor performance-based restricted partnership units of the OP designated as "Class B units," which are intended to be profits interests and will vest, and no longer be subject to forfeiture, at such time as: (x) the value of the OP's assets plus all distributions made equals or exceeds the total amount of capital contributed by investors plus a 6.0% cumulative, pre-tax, non-compounded annual return thereon (the "economic hurdle"); (y) any one of the following occurs: (1) the termination of the advisory agreement by an affirmative vote of a majority of the Company's independent directors without cause; (2) a listing; or (3) another liquidity event; and (z) the Advisor is still providing advisory services to the Company (the "performance condition"). Such Class B units will be forfeited immediately if: (a) the advisory agreement is terminated other than by an affirmative vote of a majority of the Company's independent directors without cause; or (b) the advisory agreement is terminated by an affirmative vote of a majority of the Company's independent directors without cause before the economic hurdle has been met. When and if approved by the board of directors, the Class B units are expected to be issued to the Advisor quarterly in arrears pursuant to the terms of the OP agreement. As of December 31, 2012, the Company cannot determine the probability of achieving the performance condition. The value of issued Class B units will be determined and expensed, when the Company deems the achievement of the performance condition to be probable. The Advisor will receive distributions on unvested Class B units equal to the distribution rate received on the Company's common stock. Such distributions on issued Class B units will be expensed in the consolidated statement of operations and comprehensive loss until the performance condition is considered probable to occur. In December 2012 and January 2013, the board of directors approved the issuance of 43,968 and 72,211 Class B units to the Advisor in connection with this arrangement.
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
If the Company's Advisor provides services in connection with the origination or refinancing of any debt that the Company obtains and uses to acquire assets, or that is assumed, directly or indirectly, in connection with the acquisition of assets, the Company will pay the Advisor a financing coordination fee equal to 0.75% of the amount available or outstanding under such financing or such assumed debt.

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

The following tables detail amounts incurred, forgiven and contractually due in connection with the operations related services described above for the years ended December 31, 2012, 2011 and 2010:

	Years Ended December 31,
	2012		2011		2010		Payable December 31,
(In thousands)	Incurred	Forgiven	Incurred	Forgiven	Incurred	Forgiven	2012	2011
One-time fees and reimbursements:
Acquisition fees and related cost reimbursements	$3,607	$—	$772	$—	$1,360	$—	$2,018	$—
Financing coordination fees	1,166	—	405	—	266	—	539	—
Ongoing fees:
Asset management fees (1)	—	540	—	571	—	150	—	—
Property management and leasing fees	—	494	—	190	—	76	—	—
Total related party operational fees and reimbursements	$4,773	$1,034	$1,177	$761	$1,626	$226	$2,557	$—
___________________________________________

(1)
Asset management fees through June 30, 2012, were waived.  Effective July 1, 2012, the Company began issuing to the Advisor restricted performance based Class B units for asset management services, which will be forfeited immediately if certain conditions occur.

The Company will reimburse the Advisor's costs and expenses of providing services, subject to the limitation that it will not reimburse the Advisor for any amount by which the Company's total operating expenses (including the asset management fee, but excluding organization and offering expenses, acquisition fees, acquisition expenses, financing coordination fees and certain other items) for the four preceding fiscal quarters exceeds the greater of (a) 2.0% of average invested assets and (b) 25.0% of net income other than any additions to reserves for depreciation, bad debt or other similar non cash reserves and excluding any gain from the sale of assets for that period.  Additionally, the Company will not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives a separate fee.  No reimbursement was incurred from the Advisor for providing administrative services for the years ended December 31, 2012, 2011 and 2010.
In order to improve operating cash flows and the ability to pay distributions from operating cash flows, the Advisor agreed to waive certain fees including asset management and property management fees. Because the Advisor waived certain fees, cash flow from operations that would have been paid to the Advisor was available to pay distributions to stockholders.  The fees that were forgiven are not deferrals and accordingly, will not be paid to the Advisor in cash. Additionally, to improve the Company's working capital, the Advisor may elect to absorb a portion of the Company's expenses. The following table details property operating and general and administrative expenses absorbed by the Advisor during the years ended December 31, 2012, 2011 and 2010. These costs are presented net in the accompanying consolidated statements of operations and comprehensive loss.

	Years Ended December 31,
(In thousands)	2012	2011	2010
Property operating expenses absorbed	$270	$505	$—
General and administrative expenses absorbed	695	431	129
Total expenses absorbed	$965	$936	$129
The Company had a receivable from the Advisor of $0.3 million and $0.4 million at December 31, 2012 and 2011, respectively, related to absorbed property operating and general and administrative expenses.

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

The Advisor, at its election, may also contribute capital to enhance the Company's cash position for working capital and distribution purposes.  Any contributed capital amounts are not reimbursable to the Advisor.  Further, any capital contributions are made without any corresponding issuance of shares of common or preferred stock of the Company. No contributions were made by the Advisor during the year ended December 31, 2012. The Advisor elected to contribute $15,000 during the year ended December 31, 2011.
As the Company's real estate portfolio matures, the Company expects cash flows from operations (reported in accordance with GAAP) to cover a more significant portion of distributions and over time to cover the entire distribution. As the cash flows from operations become more significant, the Advisor and Property Manager may discontinue their past practice of absorbing costs and forgiving fees and may charge the full fee owed to them in accordance with the Company's agreements with them.
Fees Paid in Connection with the Liquidation or Listing of the Company's Real Estate Assets
For substantial assistance in connection with the sale of properties, the Company will pay the Advisor a property disposition fee, not to exceed the lesser of 2.0% of the contract sale price of the property and one-half of the competitive real estate commission paid if a third party broker is also involved; provided, however that in no event may the property disposition fee paid to the Advisor when added to real estate commissions paid to unaffiliated third parties exceed the lesser of 6.0% of the contract sales price and a competitive real estate commission. For purposes of the foregoing, "competitive real estate commission" means a real estate brokerage commission for the purchase or sale of a property which is reasonable, customary and competitive in light of the size, type and location of the property. No such fees were incurred or paid for the years ended December 31, 2012, 2011 and 2010.
An affiliate of the Advisor will receive from time to time, when available, a subordinated participation in the net sales proceeds from the sale of assets of 15.0% of the remaining net sale proceeds after return of capital contributions to investors plus payment to investors of an annual 6.0% cumulative, pre-tax non-compounded return on the capital contributed by investors.  No such amounts were incurred or paid for the years ended December 31, 2012, 2011 and 2010.
Upon the listing of the Company's common stock, an affiliate of the Advisor will receive a non-interest bearing promissory note equal to 15.0% of the amount, if any, by which the sum of the Company's market value plus distributions paid by the Company prior to listing exceeds the sum of the aggregate capital contributed by investors plus an amount equal to an annual 6.0% cumulative, non-compounded return to investors. No such amounts were incurred or paid for the years ended December 31, 2012, 2011 and 2010.
Upon termination of the advisory agreement, an affiliate of the Advisor shall be entitled to a subordinated termination fee payable in the form of a non-interest bearing promissory note. In addition, the affiliate of the Advisor may elect to defer its right to receive a subordinated termination amount until either a listing or other liquidity event occurs.
Note 12 — Economic Dependency
Under various agreements, the Company has engaged or will engage the Advisor and its affiliates to provide certain services that are essential to the Company, including asset management services, supervision of the management and leasing of properties owned by the Company, asset acquisition and disposition decisions, the sale of shares of the Company's common stock available for issue, as well as other administrative responsibilities for the Company including accounting services and investor relations.
As a result of these relationships, the Company is dependent upon the Advisor and its affiliates. In the event that these companies are unable to provide the Company with the respective services, the Company will be required to find alternative providers of these services.
Note 13 — Share-Based Compensation
Stock Option Plan
The Company has a stock option plan (the "Plan") which authorizes the grant of nonqualified stock options to the Company's independent directors, officers, advisors, consultants and other personnel, subject to the absolute discretion of the board of directors and the applicable limitations of the Plan. The exercise price for all stock options granted under the Plan will be fixed at $10.00 per share until the termination of the IPO, and thereafter the exercise price for stock options granted to the independent directors will be equal to the fair market value of a share on the last business day preceding the annual meeting of stockholders. Upon a change in control, unvested options will become fully vested and any performance conditions imposed with respect to the option will be deemed to be fully achieved.  A total of 0.5 million shares have been authorized and reserved for issuance under the Plan. As of December 31, 2012 and 2011, no stock options were issued under the Plan.

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

Restricted Share Plan
The Company has an employee and director incentive restricted share plan (the "RSP") that provides for the automatic grant of 3,000 restricted shares of common stock to each of the independent directors, without any further action by the Company's board of directors or the stockholders, on the date of initial election to the board of directors and on the date of each annual stockholder's meeting. Restricted stock issued to independent directors will vest over a five-year period following the first anniversary of the date of grant in increments of 20% per annum. The RSP provides the Company with the ability to grant awards of restricted shares to the Company's directors, officers and employees (if the Company ever has employees), employees of the Advisor and its affiliates, employees of entities that provide services to the Company, directors of the Advisor or of entities that provide services to the Company, certain consultants to the Company and the Advisor and its affiliates or to entities that provide services to the Company.  The total number of shares of common stock granted under the RSP shall not exceed 5.0% of the Company's outstanding shares on a fully diluted basis at any time, and in any event will not exceed 7.5 million shares (as such number may be adjusted for stock splits, stock dividends, combinations and similar events).
Restricted share awards entitle the recipient to receive shares of common stock from the Company under terms that provide for vesting over a specified period of time or upon attainment of pre-established performance objectives. Such awards would typically be forfeited with respect to the unvested shares upon the termination of the recipient's employment or other relationship with the Company. Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of restricted shares may receive cash distributions prior to the time that the restrictions on the restricted shares have lapsed. Any distributions payable in common shares shall be subject to the same restrictions as the underlying restricted shares. The following table displays restricted share award activity during the years ended December 31, 2012, 2011 and 2010:

	Number of Common Shares	Weighted-Average Issue Price
Unvested, January 1, 2010	—	$—
Granted	9,000	10.00
Vested	—	—
Unvested, December 31, 2010	9,000	10.00
Granted	12,000	10.00
Vested	(7,200)	10.00
Unvested, December 31, 2011	13,800	10.00
Granted	9,000	9.00
Vested	(3,000)	10.00
Unvested, December 31, 2012	19,800	$9.55
The fair value of the shares, based on the per share price in the IPO, will be expensed over the vesting period of five years. Compensation expense related to restricted stock was approximately $39,000, $0.1 million and $5,000 for the years ended December 31, 2012, 2011 and 2010, respectively.
Other Share-Based Compensation
The Company may issue common stock in lieu of cash to pay fees earned by the Company's directors, at the respective director's election. There are no restrictions on the shares issued. The Company issued 15,667 and 15,315 shares of common stock to directors during the years ended December 31, 2012 and 2011, respectively, in lieu of $0.1 million of board fees earned for services performed in each year.

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

Note 14 — Net Loss Per Share
The following is a summary of the basic and diluted net loss per share computation for the years ended December 31, 2012, 2011 and 2010:

	Years Ended December 31,
(In thousands, except share and per share data)	2012	2011	2010
Net loss attributable to stockholders	$(6,339)	$(3,419)	$(1,762)
Less: distributions declared on Preferred Shares	—	(1,354)	(804)
Net loss available to stockholders	$(6,339)	$(4,773)	$(2,566)
Weighted average common shares outstanding	12,187,623	2,070,184	36,108
Net loss per share available to stockholders, basic and diluted	$(0.52)	$(2.31)	$(71.06)

There were no distributions paid on unvested restricted stock during the years ended December 31, 2012, 2011 and 2010.  Diluted net loss per share assumes the conversion of all common share equivalents into an equivalent number of common shares, unless the effect is antidilutive.  The Company considers unvested restricted stock, Preferred Shares, OP units and Class B units to be common share equivalents. The following common stock equivalents as of December 31, 2012, 2011 and 2010, were excluded from diluted loss per share computations as their effect would have been antidilutive for the years ended December 31, 2012, 2011 and 2010:

	December 31,
	2012	2011	2010
Unvested restricted stock	19,800	13,800	9,000
Preferred Shares	—	—	1,966,376
OP units	200	200	200
Class B units	43,968	—	—
Total common share equivalents	63,968	14,000	1,975,576
Note 15 — Non-Controlling Interests
The Company is the sole general partner and holds the majority of the units of limited partner interests in the OP (the "OP units). The Advisor, a limited partner, holds 200 OP units, which represents a nominal percentage of the aggregate OP ownership. A holder of OP units has the right to convert OP units for the cash value of a corresponding number of shares of common stock or, at the Company's option, a corresponding number of shares of common stock. The remaining rights of the holders of OP units are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP's assets.
The Company is the controlling member of the limited liability company that owns the Bleecker Street properties, acquired in December 2010. In December 2010, an unrelated third-party and a related party, American Realty Capital Operating Partnership, L.P. contributed $1.0 million and $12.0 million to acquire the Bleecker Street properties, respectively.  The Company has the sole voting rights under the operating agreement of this limited liability company.
The non-controlling members' aggregate initial investment balance of $13.0 million has been reduced by the monthly distributions paid to each non-controlling member.  There were approximately $0.5 million and $0.9 million of distributions to non-controlling members during the years ended December 31, 2012 and 2011, respectively.

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

The Company fully redeemed the related party's non-controlling interest of $12.0 million in Bleecker Street in June 2012. The Company may elect to redeem the third party's interest in Bleecker Street at any time after December 1, 2013.  Under this election, the redemption price is the member's initial capital contribution and any unpaid distributions or, if the Company is simultaneously selling its interest to a third party, the redemption price is the member's pro-rata share of Bleecker Street based on its cumulative capital contribution. If a sale of Bleecker Street occurs before the Company elects to purchase the third party non-controlling members' interest, all net profits or losses derived from the sale shall be distributed to all members pro-rata, based on their cumulative capital contributions. If a sale of Bleecker Street occurs after December 1, 2013, or the date the Company elects to redeem the non-controlling members' interest, then the Company receives all net profits or losses derived from the sale.
The Company is the controlling member of the limited liability company that owns the 163 Washington Avenue Apartments, acquired in September 2012. The Company has the sole voting rights under the operating agreement of this limited liability company. The non-controlling members' aggregate initial investment balance of $0.5 million will be reduced by the distributions paid to each non-controlling member. There were no distributions paid during the year ended December 31, 2012.
Note 16 — Quarterly Results (Unaudited)
Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2012, 2011 and 2010:

	Quarters Ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Total revenues (in thousands)	$2,725	$3,632	$4,120	$4,945
Net loss attributable to stockholders (in thousands)	$(619)	$(1,148)	$(1,270)	$(3,302)
Weighted average shares outstanding	7,490,591	10,497,092	13,508,525	17,184,855
Basic and diluted net loss per share attributable to stockholders	$(0.08)	$(0.11)	$(0.09)	$(0.19)

	Quarters Ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Total revenues (in thousands)	$1,690	$1,723	$1,787	$2,335
Net loss attributable to stockholders (in thousands)	$(341)	$(810)	$(205)	$(2,063)
Weighted average shares outstanding	543,324	1,273,624	2,198,529	4,223,407
Basic and diluted net loss per share attributable to stockholders	$(1.27)	$(0.91)	$(0.26)	$(0.56)

	Quarters Ended
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
Total revenues (in thousands)	$—	$96	$1,031	$1,250
Net loss attributable to stockholders (in thousands)	$—	$(62)	$(93)	$(1,607)
Weighted average shares outstanding	20,000	20,000	29,000	83,907
Basic and diluted net loss per share attributable to stockholders	NM	NM	NM	$(23.41)
___________________
NM – not meaningful
Note 17 — Subsequent Events
Financings
In January 2013, the Company repaid in full the mezzanine mortgage notes payable of $2.4 million and $10.0 million secured by properties located at 256 West 38th Street and 229 West 36th Street, respectively.

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

Sales of Common Stock
 As of February 28, 2013, the Company had 23,912,912 shares of common stock outstanding, including converted Preferred Shares, unvested restricted shares and shares issued under the DRIP. As of February 28, 2013, the aggregate value of all share issuances was $238.6 million based on a per share value of $10.00 (or $9.50 per share for shares issued under the DRIP).
Capital received, including shares issued under the DRIP and net of repurchases of common stock, is as follows:

Source of Capital (In thousands)	Inception to December 31, 2012	January 1, 2013 to February 28, 2013	Total
Common stock	$177,856	$39,515	$217,371
Converted preferred stock	16,954	—	16,954
Contributions from non-controlling interest holders, net of redemptions	1,000	—	1,000
	$195,810	$39,515	$235,325

American Realty Capital New York Recovery REIT, Inc.

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2012
(dollar amounts in thousands)

				Initial Costs
Portfolio	State	Acquisition Date	Encumbrances at December 31, 2012	Land	Building and Improvements	Gross Amount at December 31, 2012 (1) (2)	Accumulated Depreciation (3)	Average Depreciable Life
Design Center	NY	6/22/2010	$20,949	$11,243	$20,257	$31,500	$2,032	34
Bleecker Street	NY	12/1/2010	21,300	—	31,167	31,167	2,771	35
Foot Locker	NY	4/18/2011	3,250	2,753	2,753	5,506	227	35
Regal Parking Garage	NY	6/1/2011	3,000	—	4,637	4,637	320	36
Duane Reed	NY	10/5/2011	8,400	4,443	8,252	12,695	619	30
Washington Street	NY	11/3/2011	4,917	—	8,978	8,978	537	35
One Jackson Square	NY	11/18/2011	13,000	—	21,532	21,532	1,175	35
350 West 42nd Street	NY	3/16/2012	11,365	—	19,891	19,891	711	35
1100 Kings Highway	NY	5/4/2012	20,200	17,112	17,945	35,057	555	35
163 Washington Avenue Apartments	NY	9/7/2012	—	6,257	25,031	31,288	431	34
1623 Kings Highway	NY	10/9/2012	7,288	3,440	8,538	11,978	98	35
256 West 38th Street	NY	12/26/2012	26,900	20,000	26,485	46,485	—	32
229 West 36th Street	NY	12/27/2012	45,000	27,400	22,308	49,708	—	30
350 Bleecker Street	NY	12/31/2012	—	—	11,783	11,783	—	35
Total			$185,569	$92,648	$229,557	$322,205	$9,476
___________________________________

(1)	Acquired intangible lease assets allocated to individual properties in the amount of $38.7 million are not reflected in the table above.

(2)	The tax basis of aggregate land, buildings and improvements as of December 31, 2012 is $348.5 million.

(3)	The accumulated depreciation column excludes $2.8 million of amortization associated with acquired intangible lease assets.
A summary of activity for real estate and accumulated depreciation for the years ended December 31, 2012, 2011 and 2010:

	December 31,
(In thousands)	2012	2011	2010
Real estate investments, at cost:
Balance at beginning of year	$115,035	$61,294	$—
Additions-Acquisitions	206,167	53,281	61,294
Capital expenditures	1,003	460	—
Balance at end of the year	$322,205	$115,035	$61,294

Accumulated depreciation:
Balance at beginning of year	$3,109	$500	$—
Depreciation expense	6,367	2,609	500
Balance at end of the year	$9,476	$3,109	$500