Form 10-Q
period 2013-03-31
AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT INC
filed 2013-05-10
CIK 1474464

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of April 30, 2013, the registrant had 35,448,142 shares of common stock, $0.01 par value per share, outstanding.

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)

	March 31,	December 31,
	2013	2012
ASSETS	(Unaudited)
Real estate investments, at cost:
Land	$110,148	$92,648
Buildings, fixtures and improvements	320,615	229,557
Acquired intangible lease assets	48,459	38,652
Total real estate investments, at cost	479,222	360,857
Less accumulated depreciation and amortization	(16,715)	(12,263)
Total real estate investments, net	462,507	348,594
Cash and cash equivalents	4,988	5,354
Restricted cash	1,367	962
Receivable for sales of common stock	6,640	1,123
Due from affiliate, net	350	325
Prepaid expenses and other assets	5,769	4,624
Deferred costs, net	7,610	6,868
Total assets	$489,231	$367,850
LIABILITIES AND EQUITY
Mortgage notes payable	$233,057	$185,569
Revolving credit facility	19,995	19,995
Below-market lease liabilities, net	12,146	6,235
Derivatives, at fair value	1,532	1,710
Accounts payable and accrued expenses	9,109	10,058
Deferred rent and other liabilities	1,186	866
Distributions payable	1,367	986
Total liabilities	278,392	225,419
Preferred stock, $0.01 par value; 40,866,376 shares authorized, none issued and outstanding	—	—
Convertible preferred stock, $0.01 par value, 9,133,624 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 300,000,000 shares authorized, 28,396,078 and 19,930,772 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	284	199
Additional paid-in capital	239,411	164,972
Accumulated other comprehensive loss	(1,515)	(1,693)
Accumulated deficit	(28,607)	(22,338)
Total stockholders' equity	209,573	141,140
Non-controlling interests	1,266	1,291
Total equity	210,839	142,431
Total liabilities and equity	$489,231	$367,850

The accompanying notes are an integral part of these financial statements

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Revenues:
Rental income	$7,674	$2,549
Operating expense reimbursements	653	176
Total revenues	8,327	2,725
Operating expenses:
Property operating	1,737	317
Acquisition and transaction related	2,800	515
General and administrative	160	11
Depreciation and amortization	4,286	1,425
Total operating expenses	8,983	2,268
Operating income (loss)	(656)	457
Other expenses:
Interest expense	(2,146)	(1,051)
Loss on derivative instrument	—	(1)
Total other expenses	(2,146)	(1,052)
Net loss	(2,802)	(595)
Net loss (income) attributable to non-controlling interests	8	(24)
Net loss attributable to stockholders	$(2,794)	$(619)

Other comprehensive loss:
Designated derivatives, fair value adjustment	178	2
Comprehensive loss	$(2,616)	$(617)

Basic and diluted weighted average common shares outstanding	23,217,358	7,490,591
Basic and diluted net loss per share attributable to stockholders	$(0.12)	$(0.08)

The accompanying notes are an integral part of these financial statements

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
Three Months Ended March 31, 2013
(In thousands, except share data)
(Unaudited)

	Common Stock			Accumulated Other Comprehensive Loss
	Number of Shares	Par Value	Additional Paid-In Capital		Accumulated Deficit	Stockholders' Equity	Non- controlling Interests	Total Equity
Balance, December 31, 2012	19,930,772	$199	$164,972	$(1,693)	$(22,338)	$141,140	$1,291	$142,431
Issuance of common stock	8,368,593	84	81,817	—	—	81,901	—	81,901
Common stock offering costs, commissions and dealer manager fees	—	—	(8,317)	—	—	(8,317)	—	(8,317)
Common stock issued though distribution reinvestment plan	158,004	2	1,500	—	—	1,502	—	1,502
Common stock repurchases	(62,791)	(1)	(586)	—	—	(587)	—	(587)
Share-based compensation	1,500	—	25	—	—	25	—	25
Distributions to non-controlling interest holders	—	—	—	—	—	—	(17)	(17)
Loss allocated to non-controlling interest holders	—	—	—	—	—	—	(8)	(8)
Distributions declared	—	—	—	—	(3,475)	(3,475)	—	(3,475)
Net loss	—	—	—	—	(2,794)	(2,794)	—	(2,794)
Other comprehensive income	—	—	—	178	—	178	—	178
Balance, March 31, 2013	28,396,078	$284	$239,411	$(1,515)	$(28,607)	$209,573	$1,266	$210,839

The accompanying notes are an integral part of this financial statement

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net loss attributable to stockholders	$(2,794)	$(619)
Adjustments to reconcile net loss attributable to stockholders to net cash provided by (used in) operating activities:
Depreciation	3,153	1,132
Amortization of intangibles	1,133	293
Amortization of deferred financing costs	375	141
Accretion of below-market lease liabilities and amortization of above-market lease assets, net	(71)	(68)
Net income (loss) attributable to non-controlling interests	(8)	24
Share-based compensation	25	8
Loss on derivative instrument	—	1
Changes in assets and liabilities:
Prepaid expenses and other assets	(1,892)	(213)
Accounts payable and accrued expenses	(2,158)	150
Deferred rent and other liabilities	320	143
Net cash provided by (used in) operating activities	(1,917)	992
Cash flows from investing activities:
Investment in real estate and other assets	(51,157)	(20,417)
Capital expenditures	(187)	(96)
Net cash used in investing activities	(51,344)	(20,513)
Cash flows from financing activities:
Payments on mortgage notes payable	(12,512)	(107)
Proceeds from issuance of common stock	76,384	20,575
Repurchases of common stock	(426)	(25)
Payments of offering costs and fees related to stock issuances	(8,112)	(3,020)
Payments of deferred financing costs	(400)	(303)
Distributions paid	(1,592)	(523)
Due from affiliate	(25)	(383)
Distributions to non-controlling interest holders	(17)	(226)
Restricted cash	(405)	(266)
Net cash provided by financing activities	52,895	15,722
Net decrease in cash and cash equivalents	(366)	(3,799)
Cash and cash equivalents, beginning of period	5,354	10,222
Cash and cash equivalents, end of period	$4,988	$6,423

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Supplemental Disclosures:
Cash paid for interest	$1,415	$911
Cash paid for income taxes	9	—
Non-Cash Investing and Financing Activities:
Mortgage notes payable used to acquire investments in real estate	$60,000	$—
Common stock issued through distribution reinvestment plan	1,502	467

The accompanying notes are an integral part of these financial statements

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
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
As of March 31, 2013, the Company had 28.4 million shares of common stock outstanding, including unvested restricted shares, converted shares of convertible preferred stock (the "Preferred Shares") and shares issued under the DRIP. As of March 31, 2013, the Company had received total proceeds from the IPO, including shares issued under the DRIP, of $260.8 million from the sale of 26.4 million shares of common stock.  In addition, the Company sold 2.0 million Preferred Shares for gross proceeds of $17.0 million in a private placement pursuant to Rule 506 of Regulation D of the Securities Act (the "Preferred Offering"), which terminated on September 2, 2010, the effective date of the Registration Statement. On December 15, 2011, the Company exercised its option to convert the Preferred Shares into 2.0 million shares of common stock on a one-for-one basis. As of March 31, 2013, the aggregate value of all issuances and subscriptions of common stock outstanding was $283.4 million based on a per share value of $10.00 (or $9.50 for shares issued under the DRIP).
The Company was formed to acquire high quality, income-producing commercial real estate in the New York metropolitan area, and, in particular, properties located in New York City, with a focus on office and retail properties. All such properties may be acquired and operated by the Company alone or jointly with another party. The Company may also originate or acquire first mortgage loans secured by real estate.  The Company purchased its first property and commenced active operations in June 2010.  As of March 31, 2013, the Company owned 17 properties consisting of 0.8 million rentable square feet, which were 94.2% leased on a weighted average basis with a weighted average remaining lease term of 9.5 years.
Substantially all of the Company's business is conducted through New York Recovery Operating Partnership, L.P. (the "OP"), a Delaware limited partnership. The Company has no paid employees.  The Company has retained New York Recovery Advisors, LLC (the "Advisor") to manage its affairs on a day-to-day basis. New York Recovery Properties, LLC (the "Property Manager") serves as the Company's property manager, unless services are performed by a third party for specific properties.  Realty Capital Securities, LLC (the "Dealer Manager") serves as the dealer manager of the IPO.  The Advisor and the Property Manager are wholly owned entities of, and the Dealer Manager is under common control with, American Realty Capital III, LLC (the "Sponsor"), as a result of which they are related parties, and receive compensation, fees and expense reimbursements for services related to the IPO and for the investment and management of the Company's assets. These entities receive fees during the offering, acquisition, operational and liquidation stages.
Note 2 — Summary of Significant Accounting Policies
The accompanying consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to this Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results for the entire year or any subsequent interim period.
These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of, and for the year ended December 31, 2012, which are included in the Company's Annual Report on Form 10-K filed with the SEC on March 7, 2013. There have been no significant changes to the Company's significant accounting policies during the three months ended March 31, 2013, other than the updates described below and the subsequent notes.

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

Recent Accounting Pronouncements
In December 2011, the Financial Accounting Standards Board ("FASB") issued guidance regarding disclosures about offsetting assets and liabilities, which requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The guidance is effective for fiscal years and interim periods beginning on or after January 1, 2013 with retrospective application for all comparative periods presented. The adoption of this guidance, which is related to disclosure only, did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.
In July 2012, the FASB issued revised guidance intended to simplify how an entity tests indefinite-lived intangible assets for impairment. The amendments will allow an entity first to assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. An entity will no longer be required to calculate the fair value of an indefinite-lived intangible asset and perform the quantitative test unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments are effective for annual and interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The adoption of this guidance did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.
In February 2013, the FASB issued guidance which requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. The guidance is effective for annual and interim periods beginning after December 15, 2012 with early adoption permitted. The adoption of this guidance, which is related to disclosure only, did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.
In February 2013, the FASB issued new accounting guidance clarifying the accounting and disclosure requirements for obligations resulting from joint and several liability arrangements for which the total amount under the arrangement is fixed at the reporting date. The new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2013. The Company does not expect the adoption of this guidance to have a material impact on the Company's consolidated financial position, results of operations or cash flows.
Note 3 — Real Estate Investments
 The following table presents the allocation of the assets acquired and liabilities assumed during the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
(Dollar amounts in thousands)	2013	2012
Real estate investments, at cost:
Land	$17,500	$—
Buildings, fixtures and improvements	90,869	18,526
Total tangible assets	108,369	18,526
Acquired intangibles:
In-place leases	8,214	2,174
Above-market lease assets	1,593	—
Below-market lease liabilities	(6,176)	—
Total acquired intangibles	3,631	2,174
Total assets acquired, net	112,000	20,700
Mortgage notes payable used to acquire investments in real estate	(60,000)	—
Other liabilities assumed	(843)	(283)
Cash paid for acquired real estate investments	$51,157	$20,417
Number of properties purchased	1	1

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

All of the Company's properties are located in the New York metropolitan area. The following table reflects the number and aggregate purchase prices of properties acquired during the three months ended March 31, 2013 and the years ended December 31, 2012, 2011 and 2010:

	Number of Properties	Base Purchase Price
		(in thousands)
Year ended December 31, 2010	4	$66,250
Year ended December 31, 2011	5	57,926
Year ended December 31, 2012	7	226,527
Three Months Ended March 31, 2013	1	112,000
Total portfolio as of March 31, 2013	17	$462,703

The following table presents pro forma information as if the acquisitions during the three months ended March 31, 2013, had been consummated on January 1, 2012. Additionally, the unaudited pro forma net loss attributable to stockholders was adjusted to reclass acquisition and transaction related expenses of $2.8 million from the three months ended March 31, 2013 to the three months ended March 31, 2012.

	Three Months Ended March 31,
(In thousands)	2013	2012
Pro forma revenues	$10,450	$4,973
Pro forma net income (loss) attributable to stockholders	$1,317	$(2,030)

The following table presents future minimum base rent cash payments due to the Company subsequent to March 31, 2013.  These amounts exclude contingent rental payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes among other items.

(In thousands)	Future Minimum Base Rent Payments
April 1, 2013 — December 31, 2013	$25,042
2014	31,428
2015	31,234
2016	31,471
2017	29,972
Thereafter	217,530
$366,677

The following table lists the tenants whose annualized rental income on a straight-line basis represented greater than 10% of total annualized rental income for all portfolio properties on a straight-line basis as of March 31, 2013 and 2012:

		March 31,
Property Portfolio	Tenant	2013	2012
229 West 36th Street	American Language Communication Center, Inc.	10.5%	*
One Jackson Square	TD Bank	*	10.1%
_____________________
* Tenant's annualized rental income on a straight-line basis was not greater than 10% of total annualized rental income for all portfolio properties as of the period specified.
The termination, delinquency or non-renewal of the above tenants may have a material adverse effect on revenues as of March 31, 2013. No other tenant represents more than 10% of annualized rental income as of March 31, 2013 and 2012.

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

Note 4 — Revolving Credit Facility
On March 30, 2012, the Company entered into a senior unsecured revolving credit facility in the amount of $40.0 million. The credit facility contains an "accordion" feature to allow the Company, under certain circumstances, to increase the aggregate commitments under the revolving credit facility to a maximum of $150.0 million. The credit facility has a term of 36 months, subject to the Company's right to a 12-month extension. The credit facility generally bears interest at a floating rate equal to LIBOR plus 2.50%, subject to adjustment as set forth in the credit agreement, and includes an unused commitment fee per annum of (a) 0.2% if the unused balance of the facility is equal to or less than 50% of the available facility and (b) 0.3% if the unused balance of the facility exceeds 50% of the available facility. The outstanding balance on the credit facility as of March 31, 2013 was $20.0 million with an interest rate of 2.70% and the unused borrowing capacity, based on the value of the borrowing base properties as of March 31, 2013, was $3.5 million.
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
The credit facility requires the Company to meet certain financial covenants, including the maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios) as well as the maintenance of a minimum net worth. As of March 31, 2013, the Company was in compliance with the debt covenants under the credit facility agreement.
Note 5 — Mortgage Notes Payable
 The Company's mortgage notes payable as of March 31, 2013 and December 31, 2012 consist of the following:

		Outstanding Loan Amount
Portfolio	Encumbered Properties	March 31, 2013	December 31, 2012	Effective Interest Rate		Interest Rate	Maturity
		(In thousands)	(In thousands)
Interior Design Building	1	$20,858	$20,949	4.4%		Fixed	Dec. 2021
367 - 387 Bleecker Street	3	21,300	21,300	4.3%		Fixed	Dec. 2015
Foot Locker	1	3,250	3,250	4.6%		Fixed	Jun. 2016
Regal Parking Garage	1	3,000	3,000	4.5%		Fixed	Jul. 2016
Duane Reade	1	8,400	8,400	3.6%		Fixed	Nov. 2016
416 Washington Street	1	4,896	4,917	4.4%		Fixed	Dec. 2021
One Jackson Square	1	13,000	13,000	3.4%	(1)	Fixed	Dec. 2016
350 West 42nd Street	1	11,365	11,365	3.4%		Fixed	Aug. 2017
1100 Kings Highway	1	20,200	20,200	3.4%	(1)	Fixed	Aug. 2017
1623 Kings Highway	1	7,288	7,288	3.3%	(1)	Fixed	Nov. 2017
256 West 38th Street	1	24,500	24,500	3.1%	(1)	Fixed	Dec. 2017
256 West 38th Street	—	—	2,400	5.3%	(2)	Variable	Dec. 2013
229 West 36th Street	1	35,000	35,000	2.9%	(1)	Fixed	Dec. 2017
229 West 36th Street	—	—	10,000	5.3%	(2)	Variable	Dec. 2013
218 West 18th Street	1	60,000	—	2.0%	(3)	Variable	Dec. 2013
	15	$233,057	$185,569	3.2%	(4)
______________________

(1)	Fixed through an interest rate swap agreement.

(2)	These variable rate mezzanine loans were repaid in full in January 2013.

(3)	Interest rate is LIBOR plus 1.75%, which was 2.0% at March 31, 2013.

(4)	Calculated on a weighted average basis for all mortgages outstanding as of March 31, 2013.
The Company's sources of secured financing generally require financial covenants, including restrictions on corporate guarantees, the maintenance of certain financial ratios (such as specified equity and debt service coverage ratios) as well as the maintenance of minimum net worth.  As of March 31, 2013 and December 31, 2012, the Company was in compliance with the debt covenants under the mortgage note agreements.

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

The following table summarizes the scheduled aggregate principal repayments subsequent to March 31, 2013:

(In thousands)	Future Minimum Principal Payments
April 1, 2013 — December 31, 2013	$60,342
2014	473
2015	21,794
2016	28,167
2017	102,730
Thereafter	19,551
Total	$233,057
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of March 31, 2013 and December 31, 2012, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company's derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

The following table presents information about the Company's liabilities (including derivatives that are presented net) measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012, aggregated by the level in the fair value hierarchy within which those instruments fall:

(In thousands)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
March 31, 2013
Interest rate swaps	$—	$1,532	$—	$1,532
December 31, 2012
Interest rate swaps	$—	$1,710	$—	$1,710
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets. There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the three months ended March 31, 2013.
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

		Carrying Amount at	Fair Value at	Carrying Amount at	Fair Value at
(In thousands)	Level	March 31, 2013	March 31, 2013	December 31, 2012	December 31, 2012
Mortgage notes payable	3	$233,057	$234,490	$185,569	$185,621
Revolving credit facility	3	$19,995	$19,995	$19,995	$19,995
The fair value of mortgage notes payable are estimated using a discounted cash flow analysis, based on the Advisor's experience with similar types of borrowing arrangements. The carrying value of the revolving credit facility is deemed to approximate the fair value since the floating interest rate on advances is based on a market rate.
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

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The Company uses such derivatives to hedge the variable cash flows associated with variable-rate debt. The ineffective portion of the change in the fair value of the derivatives is recognized directly in earnings. During the three months ended March 31, 2013, there was no hedge ineffectiveness. During the three months ended March 31, 2012, the Company had approximately $1,000 of hedge ineffectiveness.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company's variable-rate debt. During the next 12 months, the Company estimates that an additional $0.8 million will be reclassified from other comprehensive income as an increase to interest expense.
As of March 31, 2013 and December 31, 2012, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk.

	March 31, 2013		December 31, 2012
Interest Rate Derivative	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Interest rate swaps	5	$99,988	5	$99,988

The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the balance sheets as of March 31, 2013 and December 31, 2012:

(In thousands)	Balance Sheet Location	March 31, 2013	December 31, 2012
Derivatives designated as hedging instruments:
Interest rate swaps	Derivatives, at fair value	$(1,532)	$(1,710)

Derivatives in Cash Flow Hedging Relationships
The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the three months ended March 31, 2013 and 2012.

	Three Months Ended March 31,
(In thousands)	2013	2012
Amount of loss recognized in accumulated other comprehensive loss from interest rate derivatives (effective portion)	$(35)	$(35)
Amount of loss reclassified from accumulated other comprehensive loss into income as interest expense (effective portion)	$(213)	$(37)
Amount of loss recognized in loss on derivative instruments (ineffective portion and amount excluded from effectiveness testing)	$—	$(1)

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

Offsetting Derivatives
The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company's derivatives as of March 31, 2013 and December 31, 2012. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the accompanying balance sheets.

				Gross Amounts Not Offset on the Balance Sheet
Derivatives (In thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Balance Sheet	Net Amounts of Liabilities presented on the Balance Sheet	Financial Instruments	Cash Collateral Posted	Net Amount
March 31, 2013	$1,532	$—	$1,532	$—	$—	$1,532
December 31, 2012	$1,710	$—	$1,710	$—	$—	$1,710
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
As of March 31, 2013, the fair value of derivatives in a net liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $1.7 million. As of March 31, 2013, the Company has not posted any collateral related to its agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at the aggregate termination value of $1.7 million at March 31, 2013.
Note 8 — Common Stock
As of March 31, 2013 and December 31, 2012, the Company had 28.4 million and 19.9 million shares of common stock outstanding, respectively, including unvested restricted stock, converted Preferred Shares and shares issued under the DRIP.
In September 2010, the Company's board of directors authorized, and the Company declared, a distribution rate equal to $0.605 per annum per share of common stock, commencing December 1, 2010.  The distributions are paid by the fifth day following each month end to stockholders of record at the close of business each day during the prior month at a per share rate of 0.0016575342 per day. The board of directors may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distribution payments are not assured.
The following table reflects the cumulative number of common shares repurchased as of December 31, 2012 and as of and for the three months ended March 31, 2013:

	Number of Requests	Number of Shares Repurchased	Average Price per Share
Cumulative repurchase requests as of December 31, 2012	11	84,199	$9.56
Three months ended March 31, 2013	7	62,791	9.35
Cumulative repurchase requests as of March 31, 2013 (1)	18	146,990	$9.47
__________________________

(1)	Includes six unfulfilled repurchase requests consisting of 58,488 shares at an average price per share of $9.30, which were approved for repurchase as of March 31, 2013 and completed in April 2013.

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

Note 9 — Commitments and Contingencies
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

(In thousands)	Future minimum base rent payments
April 1, 2013 — December 31, 2013	$65
2014	86
2015	86
2016	86
2017	86
Thereafter	3,662
$4,071
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
Hurricane Sandy
None of the properties owned by the Company suffered any structural damage as a result of Hurricane Sandy. During the three months ended March 31, 2013, all of the properties owned by the Company were fully operational except for the four retail condominiums located at 416 Washington Street in the Tribeca neighborhood of Manhattan. During the three months ended March 31, 2013, the property remained without full electrical power capacity and the property's tenants were not permitted to operate until electrical power was fully restored and operation was authorized by the applicable New York municipal authorities. Effective April 18, 2013, pursuant to the applicable New York municipal authorities, the tenants were allowed to reoccupy their units and recommence operations. The total annualized straight-line rental income for the property represents 2.8% of the Company's total portfolio annualized straight-line rental income during the three months ended March 31, 2013. The Company recorded an insurance deductible expense of $0.1 million during the year ended December 31, 2012 and believes that the costs, including lost rents, over and above this deductible will be fully recoverable under the Company's property insurance policy.
Note 10 — Related Party Transactions and Arrangements
New York Recovery Special Limited Partnership, LLC, an entity wholly owned by the Sponsor, owned 20,000 shares of the Company's outstanding common stock as of March 31, 2013 and December 31, 2012.

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

Fees Paid in Connection with the Preferred Offering and the IPO
The Dealer Manager and the Sponsor receive fees and compensation in connection with the sale of the Company's common stock in the IPO. The Dealer Manager receives a selling commission of up to 7.0% of gross offering proceeds before reallowance of commissions earned by participating broker-dealers. Alternatively, a participating broker-dealer may elect to receive a fee equal to 7.5% of gross proceeds from the sale of shares by such participating broker-dealer, with 2.5% thereof paid at the time of such sale and 1.0% thereof paid on each anniversary of the closing of such sale up to and including the fifth anniversary of the closing of such sale. In addition, the Dealer Manager receives up to 3.0% of the gross proceeds from the sale of common stock, before reallowance to participating broker-dealers, as a dealer manager fee. The Dealer Manager may re-allow its dealer manager fee to such participating broker-dealers, based on such factors as the volume of shares sold by respective participating broker-dealers and marketing support provided as compared to other participating broker-dealers. The following table details total selling commissions and dealer manager fees incurred and payable to the Dealer Manager related to the sale of common stock as of and for the periods presented:

			Payable as of
	Three Months Ended March 31,		March 31,	December 31,
(In thousands)	2013	2012	2013	2012
Total commissions and fees incurred from Dealer Manager	$7,160	$2,093	$295	$93
 The Advisor and its affiliates receive compensation and reimbursement for services provided in connection with the IPO and Preferred Offering. Effective March 1, 2013, the Company began utilizing transfer agent services provided by an affiliate of the Dealer Manager. All offering costs incurred by the Company or its affiliated entities on behalf of the Company are charged to additional paid-in capital on the accompanying consolidated balance sheets. The following table details offering costs reimbursements incurred and payable to the Advisor and Dealer Manager related to the sale of common stock as of and for the periods presented:

			Payable as of
	Three Months Ended March 31,		March 31,	December 31,
(In thousands)	2013	2012	2013	2012
Fees and expense reimbursements incurred from the Advisor and Dealer Manager (1)	$696	$(4,123)	$151	$83
__________________
(1) The Advisor elected to reimburse offering costs in excess of 15% of proceeds from the sale of common stock. This cash reimbursement was recorded during the three months ended March 31, 2012 and paid in April 2012.

The Company is responsible for offering and related costs from its IPO up to a maximum of 1.5% of gross proceeds received from the IPO, excluding commissions and dealer manager fees, measured at the end of the IPO. Offering costs in excess of the 1.5% cap as of the end of the offering are the Advisor's responsibility. As of March 31, 2013, offering and related costs exceeded 1.5% of gross proceeds received from the IPO by $5.8 million. Commencing in the first quarter of 2012, the Advisor elected to cap cumulative offering costs incurred by the Company, net of unpaid amounts, to 15% of common stock proceeds during the offering period. To comply with this policy, the Advisor reimbursed the Company $4.7 million in cash during the year ended December 31, 2012, for offering related costs. As of March 31, 2013, cumulative offering costs were $34.0 million. Cumulative offering costs net of unpaid amounts, were less than the 15% threshold as of March 31, 2013.
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

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

The Company pays the Advisor an asset management fee equal to 0.75% per annum of the cost of the Company's assets (cost includes the purchase price, acquisition expenses, capital expenditures and other customarily capitalized costs, but excludes acquisition fees) plus costs and expenses incurred by the Advisor in providing asset management services; provided, however, that the asset management fee is reduced by any amounts payable to the Property Manager as an oversight fee, such that the aggregate of the asset management fee and the oversight fee does not exceed 0.75% per annum of the cost of the Company's assets plus costs and expenses incurred by the Advisor in providing asset management services. Prior to July 1, 2012, this fee was payable in monthly installments, at the discretion of the Company's board, in cash, common stock or restricted stock grants, or any combination thereof.  Effective July 1, 2012, the payment of asset management fees in monthly installments in cash, shares or restricted stock grants, or any combination thereof to the Advisor was eliminated. Instead the Company expects to issue (subject to periodic approval by the board of directors) to the Advisor performance-based restricted partnership units of the OP designated as "Class B units," which are intended to be profits interests and will vest, and no longer be subject to forfeiture, at such time as: (x) the value of the OP's assets plus all distributions made equals or exceeds the total amount of capital contributed by investors plus a 6.0% cumulative, pre-tax, non-compounded annual return thereon (the "economic hurdle"); (y) any one of the following occurs: (1) the termination of the advisory agreement by an affirmative vote of a majority of the Company's independent directors without cause; (2) a listing; or (3) another liquidity event; and (z) the Advisor is still providing advisory services to the Company (the "performance condition"). Such Class B units will be forfeited immediately if: (a) the advisory agreement is terminated other than by an affirmative vote of a majority of the Company's independent directors without cause; or (b) the advisory agreement is terminated by an affirmative vote of a majority of the Company's independent directors without cause before the economic hurdle has been met. When and if approved by the board of directors, the Class B units are expected to be issued to the Advisor quarterly in arrears pursuant to the terms of the OP agreement. As of March 31, 2013, the Company cannot determine the probability of achieving the performance condition. The value of issued Class B units will be determined and expensed, when the Company deems the achievement of the performance condition to be probable. The Advisor will receive distributions on unvested Class B units equal to the distribution rate received on the Company's common stock. Such distributions on issued Class B units are included in general and administrative expenses in the consolidated statement of operations and comprehensive loss until the performance condition is considered probable to occur. In December 2012 and January 2013, the board of directors approved the issuance of 43,968 and 72,211 Class B units to the Advisor in connection with this arrangement.
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
If the Advisor provides services in connection with the origination or refinancing of any debt that the Company obtains and uses to acquire assets, or that is assumed, directly or indirectly, in connection with the acquisition of assets, the Company will pay the Advisor a financing coordination fee equal to 0.75% of the amount available or outstanding under such financing or such assumed debt.
Effective March 1, 2013, the Company entered into an agreement with the Dealer Manager to provide strategic advisory services and investment banking services required in the ordinary course of the Company's business, such as performing financial analysis, evaluating publicly traded comparable companies and assisting in developing a portfolio composition strategy, a capitalization structure to optimize future liquidity options and structuring operations.  Strategic advisory fees are included in general and administrative expenses in the consolidated statement of operations and comprehensive loss.

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

The following table details amounts incurred, forgiven and contractually due in connection with the operations related services described above as of and for the periods presented:

	Three Months Ended March 31,				Payable as of
	2013		2012		March 31,	December 31,
(In thousands)	Incurred	Forgiven	Incurred	Forgiven	2013	2012
One-time fees and reimbursements:
Acquisition fees and related cost reimbursements	$1,687	$—	$207	$—	$—	$2,018
Financing coordination fees	450	—	—	—	—	539
Ongoing fees:
Asset management fees (1)	—	—	—	231	—	—
Property management and leasing fees	—	186	—	84	—	—
Strategic advisory fees	151	—	—	—	151	—
Distributions on Class B Units	28	—	—	—	28	—
Total related party operational fees and reimbursements	$2,316	$186	$207	$315	$179	$2,557
___________________________________________

(1)
Asset management fees through June 30, 2012, were waived.  Effective July 1, 2012, the Company began issuing to the Advisor restricted performance based Class B units for asset management services, which will be forfeited immediately if certain conditions occur.

The Company will reimburse the Advisor's costs and expenses of providing services, subject to the limitation that it will not reimburse the Advisor for any amount by which the Company's total operating expenses (including the asset management fee, but excluding organization and offering expenses, acquisition fees, acquisition expenses, financing coordination fees and certain other items) for the four preceding fiscal quarters exceeds the greater of (a) 2.0% of average invested assets and (b) 25.0% of net income other than any additions to reserves for depreciation, bad debt or other similar non cash reserves and excluding any gain from the sale of assets for that period.  Additionally, the Company will not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives a separate fee.  No reimbursement was incurred from the Advisor for providing administrative services for the three months ended March 31, 2013 or 2012.
In order to improve operating cash flows and the ability to pay distributions from operating cash flows, the Advisor agreed to waive certain fees including asset management and property management fees. Because the Advisor waived certain fees, cash flow from operations that would have been paid to the Advisor was available to pay distributions to stockholders.  The fees that were forgiven are not deferrals and accordingly, will not be paid to the Advisor in cash. Additionally, to improve the Company's working capital, the Advisor may elect to absorb a portion of the Company's expenses. The following table details property operating and general and administrative expenses absorbed by the Advisor during the three months ended March 31, 2013 and 2012. These costs are presented net in the accompanying consolidated statements of operations and comprehensive loss.

	Three Months Ended March 31,
(In thousands)	2013	2012
Property operating expenses absorbed	$—	$170
General and administrative expenses absorbed	350	213
Total expenses absorbed	$350	$383
The Company had a receivable from affiliates of $0.4 million and $0.3 million at March 31, 2013 and December 31, 2012, respectively, related to absorbed property operating and general and administrative expenses, respectively.

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

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
Fees Paid in Connection with the Liquidation or Listing of the Company's Real Estate Assets
For substantial assistance in connection with the sale of properties, the Company will pay the Advisor a property disposition fee, not to exceed the lesser of 2.0% of the contract sale price of the property and 50% of the competitive real estate commission paid if a third party broker is also involved; provided, however that in no event may the property disposition fee paid to the Advisor when added to real estate commissions paid to unaffiliated third parties exceed the lesser of 6.0% of the contract sales price and a competitive real estate commission. For purposes of the foregoing, "competitive real estate commission" means a real estate brokerage commission for the purchase or sale of a property which is reasonable, customary and competitive in light of the size, type and location of the property. No such fees were incurred or paid for the three months ended March 31, 2013 or 2012.
An affiliate of the Advisor will receive from time to time, when available, a subordinated participation in the net sales proceeds from the sale of assets of 15.0% of the remaining net sale proceeds after return of capital contributions to investors plus payment to investors of an annual 6.0% cumulative, pre-tax non-compounded return on the capital contributed by investors.  No such amounts were incurred or paid for the three months ended March 31, 2013 or 2012.
Upon the listing of the Company's common stock, an affiliate of the Advisor will receive a non-interest bearing promissory note equal to 15.0% of the amount, if any, by which the sum of the Company's market value plus distributions paid by the Company prior to listing exceeds the sum of the aggregate capital contributed by investors plus an amount equal to an annual 6.0% cumulative, non-compounded return to investors. No such amounts were incurred or paid for the three months ended March 31, 2013 and 2012.
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
Note 12 — Share-Based Compensation
Stock Option Plan
The Company has a stock option plan (the "Plan") which authorizes the grant of nonqualified stock options to the Company's independent directors, officers, advisors, consultants and other personnel, subject to the absolute discretion of the board of directors and the applicable limitations of the Plan. The exercise price for all stock options granted under the Plan will be fixed at $10.00 per share until the termination of the IPO, and thereafter the exercise price for stock options granted to the independent directors will be equal to the fair market value of a share on the last business day preceding the annual meeting of stockholders. Upon a change in control, unvested options will become fully vested and any performance conditions imposed with respect to the option will be deemed to be fully achieved.  A total of 0.5 million shares have been authorized and reserved for issuance under the Plan. As of March 31, 2013 and December 31, 2012, no stock options were issued under the Plan.

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
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
Restricted share awards entitle the recipient to receive shares of common stock from the Company under terms that provide for vesting over a specified period of time or upon attainment of pre-established performance objectives. Such awards would typically be forfeited with respect to the unvested shares upon the termination of the recipient's employment or other relationship with the Company. Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of restricted shares may receive cash distributions prior to the time that the restrictions on the restricted shares have lapsed. Any distributions payable in common shares shall be subject to the same restrictions as the underlying restricted shares. The following table displays restricted share award activity during the three months ended March 31, 2013:

	Number of Common Shares	Weighted-Average Issue Price
Unvested, December 31, 2012	19,800	$9.55
Vested	—	—
Granted	—	—
Forfeited	—	—
Unvested, March 31, 2013	19,800	$9.55
The fair value of the shares, based on the per share price in the IPO, will be expensed over the vesting period of five years. Compensation expense related to restricted stock was $12,000 and $8,000 and for the three months ended March 31, 2013 and 2012, respectively.
Other Share-Based Compensation
The Company may issue common stock in lieu of cash to pay fees earned by the Company's directors, at the respective directors' election. There are no restrictions on the shares issued. The Company issued 1,500 shares of common stock to directors in lieu of approximately $13,000 for services performed during the three months ended March 31, 2013. No such shares were issued during the three months ended March 31, 2012.
Note 13 — Net Loss Per Share
The following is a summary of the basic and diluted net loss per share computation for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
(In thousands, except share and per share data)	2013	2012
Net loss attributable to stockholders	$(2,794)	$(619)
Weighted average common shares outstanding	23,217,358	7,490,591
Basic and diluted net loss per share attributable to stockholders	$(0.12)	$(0.08)

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

There were no distributions paid on unvested restricted stock during the three months ended March 31, 2013 and 2012.  Diluted net loss per share assumes the conversion of all common share equivalents into an equivalent number of common shares, unless the effect is antidilutive.  The Company considers unvested restricted stock, Preferred Shares, units of limited partner interests in the OP ("OP units") and Class B units to be common share equivalents. The following common stock equivalents as of March 31, 2013 and 2012 were excluded from diluted loss per share computations as their effect would have been antidilutive for the three months ended March 31, 2013 and 2012:

	March 31,
	2013	2012
Unvested restricted stock	19,800	13,800
OP units	200	200
Class B units	116,179	—
Total common share equivalents	136,179	14,000
Note 14 — Non-Controlling Interests
The Company is the sole general partner and holds the majority of OP units. The Advisor, a limited partner, holds 200 OP units, which represents a nominal percentage of the aggregate OP ownership. A holder of OP units has the right to convert OP units for the cash value of a corresponding number of shares of common stock or, at the Company's option, a corresponding number of shares of common stock. The remaining rights of the holders of OP units are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP's assets.
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
The non-controlling members' aggregate initial investment balance of $13.0 million has been reduced by the monthly distributions paid to each non-controlling member.  There were approximately $17,000 and $0.2 million of distributions to non-controlling members during the three months ended March 31, 2013 and 2012, respectively.
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
The Company is the controlling member of the limited liability company that owns the 163 Washington Avenue Apartments, acquired in September 2012. The Company has the sole voting rights under the operating agreement of this limited liability company. The non-controlling members' aggregate initial investment balance of $0.5 million will be reduced by the distributions paid to each non-controlling member. No distributions were paid during three months ended March 31, 2013.
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

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

Sales of Common Stock
 As of April 30, 2013, the Company had 35.4 million shares of common stock outstanding, including converted Preferred Shares, unvested restricted shares and shares issued under the DRIP. As of April 30, 2013, the aggregate value of all share issuances was $353.9 million based on a per share value of $10.00 (or $9.50 per share for shares issued under the DRIP).
Capital received, including shares issued under the DRIP and net of repurchases of common stock, is as follows:

Source of Capital (In thousands)	Inception to March 31, 2013	April 1, 2013 to April 30, 2013	Total
Common stock	$260,787	$69,761	$330,548
Converted preferred stock	16,954	—	16,954
Contributions from non-controlling interest holders, net of redemptions	1,000	—	1,000
	$278,741	$69,761	$348,502

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with the accompanying financial statements of American Realty Capital New York Recovery REIT, Inc. and the notes thereto. As used herein, the terms "we," "our" and "us" refer to American Realty Capital New York Recovery REIT, Inc., a Maryland corporation, and, as required by context, to New York Recovery REIT Operating Partnership, L.P., a Delaware limited partnership, which we refer to as the "OP," and to their subsidiaries. American Realty Capital New York Recovery REIT, Inc. is externally managed by New York Recovery Advisors, LLC (our "Advisor"), a Delaware limited liability company.
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

•
All of our executive officers are also officers, managers and/or holders of a direct or indirect controlling interest in our Advisor, our dealer manager, Realty Capital Securities, LLC (the "Dealer Manager"), and other American Realty Capital-affiliated entities.  As a result, our executive officers, our Advisor and its affiliates face conflicts of interest, including significant conflicts created by our Advisor's compensation arrangements with us and other investors advised by American Realty Capital affiliates and conflicts in allocating time among these investors and us. These conflicts could result in unanticipated actions.

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

•
We may not generate cash flows sufficient to pay our distributions to stockholders, as such, we may be forced to borrow at higher rates or depend on our Advisor or our property manager, New York Recovery Properties, LLC (the "Property Manager"), to waive reimbursement of certain expenses and fees to fund our operations.

•	No public market currently exists, or may ever exist, for shares of our common stock, which are, and may continue to be, illiquid.

•	If we and our Advisor are unable to find sufficient suitable investments, then we may not be able to achieve our investment objectives or pay distributions.

•	We may be unable to pay or maintain cash distributions or increase distributions over time.

•	We are obligated to pay substantial fees to our Advisor and its affiliates, including fees payable upon the sale of properties.

•	We are subject to risks associated with the significant dislocations and liquidity disruptions that recently existed or occurred in the credit markets of the United States.

•	We may fail to continue to qualify to be treated as a real estate investment trust for U.S. federal income tax purposes("REIT").

•	Our properties may be adversely affected by the current economic downturn, as well as economic cycles and risks inherent to the New York metropolitan statistical area, especially New York City.

•	We owned only 17 properties as of March 31, 2013.
Overview
 We were incorporated on October 6, 2009 as a Maryland corporation and qualified as a REIT, beginning with the taxable year ended December 31, 2010.  On September 2, 2010, we commenced our IPO on a "reasonable best efforts" basis of up to 150.0 million shares of common stock, $0.01 par value per share, at a price of $10.00 per share, subject to certain volume and other discounts, pursuant to our Registration Statement on Form S-11, as amended (File No. 333-163069) (the "Registration Statement") filed with the Securities and Exchange Commission (the "SEC") under the Securities Act of 1933, as amended (the "Securities Act").  Our Registration Statement also covers up to 25.0 million shares available pursuant to a distribution reinvestment plan (the "DRIP") under which our common stockholders may elect to have their distributions reinvested in additional shares of our common stock at the greater of $9.50 per share or 95% of the estimated value of a share of common stock.
As of March 31, 2013, we had 28.4 million shares of common stock outstanding, including unvested restricted shares, converted shares of convertible preferred stock (the "Preferred Shares") and shares issued under the DRIP. As of March 31, 2013, we had received total gross proceeds from the IPO, including shares issued under the DRIP, of $260.8 million from the sale of 26.4 million shares of common stock.  In addition, we sold 2.0 million Preferred Shares for gross proceeds of $17.0 million in a private placement pursuant to Rule 506 of Regulation D of the Securities Act, which terminated on September 2, 2010, the effective date of the Registration Statement. On December 15, 2011, we exercised our option to convert the Preferred Shares into 2.0 million shares of common stock on a one-for-one basis. As of March 31, 2013, the aggregate value of all issuances and subscriptions of common stock outstanding was $283.4 million based on a per share value of $10.00 (or $9.50 for shares issued under the DRIP).
 We were formed to acquire high quality, income-producing commercial and residential real estate in the New York metropolitan area, and, in particular, properties located in New York City, with a focus on office and retail properties. All such properties may be acquired and operated by us alone or jointly with another party. We also may originate or acquire first mortgage loans secured by real estate.  We purchased our first property and commenced active operations in June 2010.  As of March 31, 2013, we owned 17 properties consisting of 0.8 million rentable square feet, which were 94.2% leased on a weighted average basis with a weighted average remaining lease term of 9.5 years.
Substantially all of our business is conducted through the OP. We have no paid employees.  We retained our Advisor to manage our affairs on a day-to-day basis. The Property Manager serves as our property manager, unless services are performed by a third party for specific properties. The Dealer Manager serves as the dealer manager of our IPO.  The Advisor and the Property Manager are wholly owned entities of, and the Dealer Manager is under common control with, American Realty Capital III, LLC (the "Sponsor"), as a result of which they are related parties, and receive compensation, fees and expense reimbursements for services related to the IPO and for the investment and management of the our assets. These entities receive fees during the offering, acquisition, operational and liquidation stages.
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
Recently Issued Accounting Pronouncements
In December 2011, the Financial Accounting Standards Board ("FASB") issued guidance regarding disclosures about offsetting assets and liabilities, which requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The guidance is effective for fiscal years and interim periods beginning on or after January 1, 2013 with retrospective application for all comparative periods presented. The adoption of this guidance, which is related to disclosure only, did not have a material impact on our consolidated financial position, results of operations or cash flows.
In July 2012, the FASB issued revised guidance intended to simplify how an entity tests indefinite-lived intangible assets for impairment. The amendments will allow an entity first to assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. An entity will no longer be required to calculate the fair value of an indefinite-lived intangible asset and perform the quantitative test unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments are effective for annual and interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The adoption of this guidance did not have a material impact on our consolidated financial position, results of operations or cash flows.
In February 2013, the FASB issued guidance which requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. The guidance is effective for annual and interim periods beginning after December 15, 2012 with early adoption permitted. The adoption of this guidance, which is related to disclosure only, did not have a material impact on our consolidated financial position, results of operations or cash flows.
In February 2013, the FASB issued new accounting guidance clarifying the accounting and disclosure requirements for obligations resulting from joint and several liability arrangements for which the total amount under the arrangement is fixed at the reporting date. The new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2013. We do not expect the adoption of this guidance to have a material impact on our consolidated financial position, results of operations or cash flows.

Properties
The Company's portfolio of real estate properties is comprised of the following properties as of March 31, 2013:

Portfolio Property	Acquisition Date	Number of Properties	RentableSquare Feet	Occupancy	Remaining Lease Term (1)	Annualized Net Operating Income (2)	Base Purchase Price (3)	Capitalization Rate (4)	Annualized Rental Income (5) per RentedSquare Foot
						(In thousands)	(In thousands)
Interior Design Building	Jun. 2010	1	81,082	100.0%	3.2	$2,320	$32,250	7.2%	$40.13
367 - 387 Bleecker Street (6)	Dec. 2010	3	9,724	100.0%	6.9	2,462	34,000	7.2%	262.65
Foot Locker	Apr. 2011	1	6,118	100.0%	12.8	453	6,166	7.3%	74.37
Regal Parking Garage	Jun. 2011	1	12,856	100.0%	21.3	405	5,400	7.5%	31.50
Duane Reade	Oct. 2011	1	9,767	100.0%	15.6	960	14,000	6.9%	98.29
416 Washington Street	Nov. 2011	1	22,306	100.0%	12.2	928	9,860	9.4%	47.34
One Jackson Square	Nov. 2011	1	7,080	100.0%	14.3	1,645	22,500	7.3%	236.16
350 West 42nd Street	Mar. 2012	1	42,774	100.0%	13.4	1,554	20,700	7.5%	41.73
1100 Kings Highway	May 2012	1	61,318	100.0%	8.6	2,344	36,727	6.4%	41.52
163 Washington Avenue Apartments (7)	Sep. 2012	1	41,613	96.0%	1.1	1,750	31,500	5.6%	49.37
1623 Kings Highway	Oct. 2012	1	19,960	100.0%	9.9	1,032	13,250	7.8%	52.96
256 West 38th Street	Dec. 2012	1	118,815	86.9%	4.9	3,295	48,600	6.8%	32.72
229 West 36th Street	Dec. 2012	1	148,894	100.0%	12.2	5,991	64,850	9.2%	49.89
350 Bleecker Street	Dec. 2012	1	14,511	100.0%	12.7	1,008	10,900	9.2%	66.89
Portfolio, December 31, 2012		16	596,818	97.1%	9.2	26,147	350,703	7.5%	51.22

218 West 18th Street	Mar. 2013	1	165,670	83.7%	10.5	7,840	112,000	7.0%	58.15
Portfolio, March 31, 2013		17	762,488	94.2%	9.5	$33,987	$462,703	7.3%	$52.56
______________________________

(1)	Remaining lease term in years as of March 31, 2013, calculated on a weighted-average basis.

(2)
Annualized net operating income for the three months ended March 31, 2013 or since acquisition date.  Net operating income is rental income on a straight-line basis, which includes tenant concessions such as free rent, as applicable, plus operating expense reimbursement revenue less property operating expenses.

(3)	Contract purchase price, excluding acquisition related costs.

(4)	Annualized net operating income divided by base purchase price.

(5)	Annualized rental income as of March 31, 2013 for the in-place leases in the property portfolio on a straight-line basis, which includes tenant concessions such as free rent, as applicable.

(6)
Non-controlling interest holders contributed $13.0 million to purchase this portfolio. The Company redeemed $12.0 million of an affiliate's non-controlling interest during the year ended December 31, 2012.

(7)	Non-controlling interest holder retained an equity interest in the property with a value of $0.4 million, which is excluded from the cash purchase price of $31.5 million reported above.

Results of Operations
As of March 31, 2013, we owned 17 properties which were 94.2% leased on a weighted average basis. As of January 1, 2012, we owned nine properties (our "Same Store"), which were 91.0% leased on a weighted average basis. Accordingly, our results of operations for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012, reflect significant increases in most categories.
Comparison of Three Months Ended March 31, 2013 to Three Months Ended March 31, 2012
Rental Income
Rental income increased $5.2 million to $7.7 million for the three months ended March 31, 2013, from $2.5 million for the three months ended March 31, 2012. The increase in rental income was primarily driven by our acquisition of eight properties since January 1, 2012, which resulted in an increase in rental income of $4.9 million for the three months ended March 31, 2013, compared to the three months ended March 31, 2012. Rental income in our Same Store increased $0.3 million due to at new leasing activity at the Interior Design Building and One Jackson Square. Our Same Store is 100.0% leased as of March 31, 2013 compared to 91.0% leased as of January 1, 2012.
Operating Expense Reimbursements
Operating expense reimbursements increased $0.5 million to $0.7 million for the three months ended March 31, 2013 from $0.2 million for three months ended March 31, 2012.  The increase in rental income was driven by our acquisition of eight properties since January 1, 2012.
Property Operating Expenses
Property operating expenses increased $1.4 million to $1.7 million for the three months ended March 31, 2013, from $0.3 million for the three months ended March 31, 2012.  The increase in property operating expenses related primarily to real estate taxes, maintenance and insurance costs associated with the properties that have been acquired since January 1, 2012, which resulted in an increase of $1.2 million for the three months ended March 31, 2013. The remainder of the increase related to $0.2 million of property operating expenses absorbed by our Advisor during the three months ended March 31, 2012. No such expenses were absorbed during the three months ended March 31, 2013.
Operating Fees to Affiliates
Our affiliated Property Manager is entitled to fees for the management of our properties.  Our Property Manager elected to waive these fees for the three months ended March 31, 2013 and 2012.  For the three months ended March 31, 2013 and 2012, we would have incurred property management fees of $0.2 million and $0.1 million, respectively, had these fees not been waived.
Effective July 1, 2012, the payment of asset management fees in cash, shares or restricted stock grants, or any combination thereof to the Advisor was eliminated. Instead the Company expects to issue (if approved by the board of directors) to the Advisor Class B units, which will be forfeited unless certain conditions are met. During the three months ended March 31, 2013, the board of directors approved the issuance of 72,211 Class B units to the Advisor in connection with this arrangement. During the three months ended March 31, 2012, we would have incurred asset management fees of $0.2 million had these fees not been waived.
Acquisition and Transaction Related Expenses
Acquisition and transaction related expense increased $2.3 million to $2.8 million for the three months ended March 31, 2013, compared to $0.5 million for the three months ended March 31, 2012. The increase in acquisition and transaction related expenses is related to the acquisition of 218 West 18th Street for a base cash purchase price of $112.0 million during the three months ended March 31, 2013. During the three months ended March 31, 2012, we purchased retail and parking units at 350 West 42nd Street for a base cash purchase price of $20.7 million.
General and Administrative Expenses
General and administrative expenses were $0.2 million for the three months ended March 31, 2013, compared to approximately $11,000 for the three months ended March 31, 2012. The Advisor elected to absorb $0.4 million and $0.2 million of general and administrative expenses during the three months ended March 31, 2013 and 2012, respectively. General and administrative expense primarily related to board member fees and compensation, affiliated advisory services, insurance and professional fees, which increased to support our larger real estate portfolio.

Depreciation and Amortization Expense
Depreciation and amortization expense increased $2.9 million to $4.3 million for the three months ended March 31, 2013, compared to $1.4 million for the three months ended March 31, 2012. The increase in depreciation and amortization expense related mainly to the purchase of eight properties acquired since January 1, 2012, which resulted in additional expense of $2.8 million. Depreciation and amortization expense in our Same Store increased $0.1 million due to building and tenant improvement projects completed at the Interior Design Building.
Interest Expense
Interest expense increased by $1.0 million to $2.1 million for the three months ended March 31, 2013 from $1.1 million for the three months ended March 31, 2012. This increase primarily relates to the increase in mortgage notes payable to $233.1 million with a weighted average effective interest rate of 3.2% as of March 31, 2013, compared to $75.1 million with a weighted average effective interest rate of 4.1% as of March 31, 2012. In addition, the first advance under our credit facility occurred in May 2012. During the three months ended March 31, 2013, we incurred interest expense related to our credit facility on an average outstanding balance of $20.0 million with an average variable interest rate of 2.7%. These increases were partially offset by a reduction in interest expense related to a note payable during the three months ended March 31, 2012, which was repaid in full in April 2012.
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
Net Loss (Income) Attributable to Non-Controlling Interests
Net loss of approximately $8,000 during the three months ended March 31, 2013 represents the net loss, including depreciation and amortization, on our Bleecker Street portfolio and the 163 Washington Avenue Apartments attributable to non-controlling interests. Net income of $24,000 during the three months ended March 31, 2012 represents net income, excluding depreciation and amortization, on our Bleecker Street portfolio attributable to non-controlling interest holders.
Cash Flows for the Three Months Ended Ended March 31, 2013
For the three months ended March 31, 2013, net cash used in operating activities was $1.9 million.  The level of cash flows used in or provided by operating activities is affected by the volume of acquisition activity, the timing of interest payments and the amount of borrowings outstanding during the period, as well as the receipt of scheduled rent payments. Cash flows used in operating activities during the three months ended March 31, 2013 included $2.8 million of acquisition and transaction costs. Cash flows used in operating activities included a decrease in accounts payable and accrued expenses of $2.2 million mainly due to the payment of December 2012 acquisition and transaction related expenses and an increase in prepaid expenses and other assets of $1.9 million primarily due to unbilled rent receivables recorded in accordance with accounting for rental income on a straight-line basis. These cash outflows were partially offset by a net loss adjusted for non-cash items, resulting in a cash inflow of $1.8 million (net loss of $2.8 million adjusted for depreciation and amortization of tangible and intangible real estate assets and other non-cash charges of $4.6 million) as well as an increase in deferred rent of $0.3 million.
Net cash used in investing activities during the three months ended March 31, 2013 of $51.3 million related to $51.2 million for the acquisition of 218 West 18th Street as well as $0.2 million for capital expenditures at other properties during the period. 218 West 18th Street was acquired for a base purchase price of $112.0 million, which was partially funded with a $60.0 million mortgage note payable and liabilities assumed at acquisition of $0.8 million primarily related to tenant improvements and deposits.
Net cash provided by financing activities of $52.9 million during the three months ended March 31, 2013 related to proceeds, net of receivables and repurchases, from the issuance of common stock of $76.0 million. These inflows were partially offset by payments related to offering costs of $8.1 million, repayments of mortgage notes payable of $12.5 million, distributions to stockholders of $1.6 million, payments related to financing costs of $0.4 million and increases to restricted cash of $0.4 million.

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
Net cash used in investing activities during the three months ended March 31, 2012 of $20.5 million related to $20.4 million for the acquisition of real estate assets and $0.1 million for capital expenditures at Interior Design Building.
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
We expect to continue to raise capital through the sale of our common stock and to utilize the net proceeds from the sale of our common stock and proceeds from secured financings and our credit facility to complete future property acquisitions. As of March 31, 2013, we had 28.4 million shares of common stock outstanding, including unvested restricted shares, converted Preferred Shares and shares issued under the DRIP. As of March 31, 2013, we had received gross proceeds of $260.8 million and $17.0 million from the sale of shares of common stock and Preferred Shares, respectively.
Our board of directors has adopted a share repurchase plan that enables our stockholders to sell their shares to us under limited circumstances. At the time a stockholder requests a repurchase, we may, subject to certain conditions, repurchase the shares presented for repurchase for cash to the extent we have sufficient funds available to fund such purchase. The following table reflects the cumulative number of shares repurchased as of December 31, 2012 and for the three months ended March 31, 2013:

	Number of Requests	Number of Shares Repurchased	Average Price per Share
Cumulative repurchase requests as of December 31, 2012	11	84,199	$9.56
Three months ended March 31, 2013	7	62,791	9.35
Cumulative repurchase requests as of March 31, 2013 (1)	18	146,990	$9.47
__________________________

(1)	Includes six unfulfilled repurchase requests consisting of 58,488 shares at an average price per share of $9.30, which were approved for repurchase as of March 31, 2013 and completed in April 2013.

As of March 31, 2013, we had cash and cash equivalents of $5.0 million.  We expect cash flows from operations and the sale of common stock to be used primarily to invest in additional real estate, pay debt service, pay operating expenses and pay stockholder distributions.
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

The table below reflects the items deducted or added to net loss in our calculation of FFO and MFFO during the period presented. The table reflects MFFO in the IPA recommended format and MFFO without the straight-line rent adjustment which management also uses as a performance measure. Items are presented net of non-controlling interest portions where applicable.

Three Months Ended
(In thousands)	March 31, 2013
Net loss attributable to stockholders (in accordance with GAAP)	$(2,794)
Depreciation and amortization	4,246
FFO	1,452
Acquisition fees and expenses (1)	2,800
Amortization of above or accretion of below market leases, net (2)	(70)
Losses from the extinguishment of debts	35
MFFO	4,217
Straight-line rent (3)	(1,373)
MFFO - IPA recommended format	$2,844
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

(3)
Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management's analysis of operating performance.

Distributions
On September 22, 2010, our board of directors authorized, and we declared, a distribution rate equal to $0.605 per annum per share of common stock, commencing December 1, 2010.  The distributions are payable by the fifth day following each month end to stockholders of record at the close of business each day during the prior month at a rate of $0.00165753424 per day.

During the three months ended March 31, 2013, distributions paid to common stockholders totaled $3.1 million inclusive of $1.5 million of the value of common stock issued under the DRIP.  Distribution payments are dependent on the availability of funds.  Our board of directors may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distribution payments are not assured.
During the three months ended March 31, 2013, cash used to pay our distributions was primarily generated from issuances of common stock and common stock issued under the DRIP.  We have continued to pay distributions to our stockholders each month since our initial distribution payment in April 2010.  There is no assurance that we will continue to declare distributions at this rate.
The following table shows the sources for the payment of distributions to common stockholders for the period presented:

	Three Months Ended
	March 31, 2013
(In thousands)		Percentage of Distributions
Distributions:
Distribution paid in cash	$1,592
Distributions reinvested	1,502
Total distributions	$3,094
Source of distribution coverage:
Cash flows provided by operations (1)	$—	—%
Common stock issued under the DRIP / offering proceeds	1,502	48.5%
Proceeds from issuance of common stock	1,592	51.5%
Proceeds from financings	—	—%
Total sources of distributions	$3,094	100.0%
Cash flows used in operations (GAAP basis) (1)	$(1,917)
Net loss attributable to stockholders (in accordance with GAAP)	$(2,794)
__________________
(1) Cash flows used in operations for the three months ended March 31, 2013 include acquisition and transaction related expenses of $2.8 million.

The following table compares cumulative distributions paid to cumulative net loss (in accordance with GAAP) for the period from October 6, 2009 (date of inception) through March 31, 2013.

For the Period from October 6, 2009 (date of inception) to
(In thousands)	March 31, 2013
Distributions paid:
Preferred stockholders	$2,158
Common stockholders in cash	5,588
Common stockholders pursuant to DRIP / offering proceeds	5,179
Total distributions paid	$12,925

Reconciliation of net loss:
Revenues	$33,661
Acquisition and transaction-related expenses	(11,876)
Depreciation and amortization	(17,466)
Other operating expenses	(6,496)
Other non-operating expenses	(12,134)
Net income attributable to non-controlling interests	(4)
Net loss (in accordance with GAAP) (1)	$(14,315)
__________________________________

(1)	Net loss as defined by GAAP includes the non-cash impact of depreciation and amortization expense as well as costs incurred relating to acquisitions and related transactions.
Loan Obligations
The payment terms of our loan obligations require principal and interest amounts payable monthly with all unpaid principal and interest due at maturity. Our loan agreements stipulate that we comply with specific reporting covenants. As of March 31, 2013, we were in compliance with the debt covenants under our loan agreements.
Our Advisor may, with the approval of our independent directors, seek to borrow short-term capital that, combined with secured mortgage financing, exceeds our targeted leverage ratio. Such short-term borrowings may be obtained from third parties on a case-by-case basis as acquisition opportunities present themselves simultaneous with our capital raising efforts. We view the use of short-term borrowings, including advances under our revolving credit facility, as an efficient and accretive means of acquiring real estate in advance of raising equity capital. Accordingly, we can take advantage of buying opportunities as we expand our fundraising activities. As additional equity capital is obtained, these short-term borrowings and credit facility advances will be repaid. Our secured debt leverage ratio approximated 50.4% (total secured debt as a percentage of total real estate investments) as of March 31, 2013.
Contractual Obligations
The following is a summary of our contractual obligations as of March 31, 2013:

		April 1, 2013 — December 31, 2013	Years Ended December 31,
(In thousands)	Total		2014 — 2015	2016 — 2017	Thereafter
Principal Payments Due:
Mortgage notes payable	$233,057	$60,342	$22,267	$130,897	$19,551
Revolving credit facility	19,995	—	19,995	—	—
	$253,052	$60,342	$42,262	$130,897	$19,551
Interest Payments Due:
Mortgage notes payable	$28,419	$5,536	$12,263	$8,825	$1,795
Revolving credit facility	1,080	405	675	—	—
	$29,499	$5,941	$12,938	$8,825	$1,795

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

		Years Ended December 31,
(In thousands)	Total	2013	2014 — 2015	2016 — 2017	Thereafter
Lease payments due:	$4,071	$65	$172	$172	$3,662
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
Related-Party Transactions and Agreements
We have entered into agreements with our Sponsor and its wholly owned affiliates whereby we pay certain fees, distributions or reimbursements to our Advisor or its affiliates in connection with acquisition and financing activities, sales of common and preferred stock, asset and property management services and reimbursement of operating and offering-related costs. See Note 10 — Related Party Transactions and Arrangements to our consolidated financial statements included in this report for a discussion of the various related-party transactions, agreements and fees.
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
Off-Balance Sheet Arrangements
On March 30, 2012, we entered into a senior unsecured revolving credit facility in the amount of $40 million. The credit facility contains an "accordion" feature to allow us, under certain circumstances, to increase the aggregate commitments under the credit facility to a maximum of $150 million. The credit facility has a term of 36 months, subject to our right to a 12-month extension. The outstanding balance on the credit facility as of March 31, 2013 was $20.0 million and our unused borrowing capacity was $3.5 million, based on the value of the borrowing base properties as of March 31, 2013.
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

As of March 31, 2013, our debt included fixed-rate secured mortgage notes payable, with a carrying value of $173.1 million and a fair value of $174.5 million. Changes in market interest rates on our fixed-rate debt impact the fair value of the notes, but it has no impact on interest incurred or cash flow. For instance, if interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our obligation to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed–rate debt assumes an immediate 100 basis point move in interest rates from their March 31, 2013 levels, with all other variables held constant.  A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt by $1.7 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt by $1.8 million.
At March 31, 2013 our debt included a variable-rate revolving credit facility and a secured mortgage note payable with a carrying and fair value of $80.0 million. Interest rate volatility associated with this variable-rate credit facility affects interest expense incurred and cash flow. The sensitivity analysis related to our variable-rate debt assumes an immediate 100 basis point move in interest rates from their March 31, 2013 levels, with all other variables held constant. A 100 basis point increase or decrease in variable interest rates on our variable-rate note payable would increase or decrease our interest expense by $0.8 million annually.
These amounts were determined by considering the impact of hypothetical interest rates changes on our borrowing costs, and assuming no other changes in our capital structure.
As the information presented above includes only those exposures that existed as of March 31, 2013, it does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
Item 4. Controls and Procedures.
In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q and determined that our disclosure controls and procedures are effective.
No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
As of the end of the period covered by this Quarterly Report on Form 10-Q, we are not a party to, and none of our properties are subject to, any material pending legal proceedings.
Item 1A. Risk Factors.
Our potential risks and uncertainties are presented in the section entitled "Risk Factors", contained in the prospectus as supplemented and included in our Registration Statement (File No. 333-163069), as amended from time to time. There have been no material changes from these risk factors, except for the items described below.
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
Our cash flows used in operations of $1.9 million for the three months ended March 31, 2013 was a shortfall of $3.1 million, or 100%, to our distributions paid of $3.1 million (inclusive of $1.6 million of common stock issued under the DRIP) during such period. Additionally, we may in the future pay distributions from sources other than from our cash flows from operations.
Until we acquire additional properties or other real estate-related investments, we may not generate sufficient cash flows from operations to pay distributions. Our inability to acquire additional properties or other real estate-related investments may result in a lower return on your investment than you expect. If we have not generated sufficient cash flows from our operations and other sources, such as our Advisor's deferral or suspension or waiver of its fees and expense reimbursements, to fund distributions, we may use the proceeds from this offering, from borrowings or from the sale of additional securities. Moreover, our board of directors may change our distribution policy, in its sole discretion, at any time. Distributions made from offering proceeds are a return of capital to stockholders, from which we will have already paid offering expenses in connection our offering. We have not established any limit on the amount of proceeds from our offering that may be used to fund distributions, except that, in accordance with our organizational documents and Maryland law, we may not make distributions that would: (1) cause us to be unable to pay our debts as they become due in the usual course of business; (2) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences, if any; or (3) jeopardize our ability to qualify as a REIT.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
We did not sell any equity securities that were not registered under the Securities Act during the three months ended March 31, 2013.
On September 2, 2010, we commenced our IPO on a "reasonable best efforts" basis of up to 150.0 million shares of common stock at a price of $10.00 per share, subject to certain volume and other discounts, pursuant to the Registration Statement filed with the SEC under the Securities Act. The Registration Statement also covers up to 25.0 million shares available pursuant to a DRIP under which our common stockholders may elect to have their distributions reinvested in additional shares of our common stock at the greater of $9.50 per share or 95% of the estimated value of a share of common stock. As of March 31, 2013, we had 28.4 million shares of common stock outstanding, including unvested restricted shares, converted shares of convertible preferred stock and shares issued under the DRIP. As of March 31, 2013, we had received common stock proceeds of $260.8 million from the sale of 26.4 million shares of common stock, including DRIP and net of redemptions.

The following table reflects the offering costs associated with the issuance of common stock.

Three Months Ended
(In thousands)	March 31, 2013
Selling commissions and dealer manager fees	$7,160
Other offering costs	1,157
Total offering costs	$8,317
The Dealer Manager reallowed the selling commissions and a portion of the dealer manager fees to participating broker-dealers. The following table details the selling commissions incurred and reallowed related to the sale of shares of common stock.

Three Months Ended
(In thousands)	March 31, 2013
Total commissions incurred from the Dealer Manager	$7,160
Less:
Commissions to participating brokers	(4,370)
Reallowance to participating broker dealers	(654)
Net to the Dealer Manager	$2,136
As of March 31, 2013, we have incurred $34.0 million of cumulative offering costs in connection with the issuance and distribution of common stock. Offering proceeds of $260.8 million exceeded cumulative offering costs by $226.8 million at March 31, 2013.
The Advisor elected to cap cumulative offering costs incurred by the Company, net of unpaid amounts, to 15% of gross offering proceeds during the offering period. Cumulative offering costs net of unpaid amounts, were less than the 15% threshold as of March 31, 2013. Cumulative offering costs include $24.2 million incurred from our Dealer Manager for dealer manager fees and commissions and $3.5 million from our Advisor, net of the Advisor's reimbursement related to the 15% cap on total offering costs.
We expect to use substantially all of the net proceeds from our IPO to primarily acquire high quality, income-producing commercial real estate in the New York metropolitan area, and, in particular, properties located in New York City, with a focus on office and retail properties. We may also originate or acquire first mortgage loans secured by real estate.  As of March 31, 2013, we have used the net proceeds from our IPO, secured debt financing and revolving credit facility to purchase 17 properties with an aggregate purchase price of $462.7 million.
The following table reflects the cumulative number of shares repurchased as of December 31, 2012 and as of and for the three months ended March 31, 2013:

	Number of Requests	Number of Shares Repurchased	Average Price per Share
Cumulative repurchase requests as of December 31, 2012	11	84,199	$9.56
Three months ended March 31, 2013	7	62,791	9.35
Cumulative repurchase requests as of March 31, 2013 (1)	18	146,990	$9.47
__________________________

(1)	Includes six unfulfilled repurchase requests consisting of 58,488 shares at an average price per share of $9.30, which were approved for repurchase as of March 31, 2013 and completed in April 2013.
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
Brian S. Block
Executive Vice President, Chief Financial Officer (Principal Financial Officer)

Date: May 10, 2013

EXHIBIT INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
10.51 *	Sale-Purchase Agreement, dated January 10, 2013, by and among 18th Street Owner LLC and ARC NY21618001, LLC
10.52 *	First Amendment to Sale-Purchase Agreement, dated March 13, 2013, by and among 18th Street Owner LLC and ARC NY21618001, LLC
31.1 *	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 *	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32 *
Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 *
XBRL (eXtensible Business Reporting Language). The following materials from American Realty Capital New York Recovery REIT, Inc.'s Quarterly Report on Form 10-Q for the three months ended March 31, 2013, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this information in furnished and not filed for purpose of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934

_____________________
* Filed herewith