Form 10-Q
period 2013-06-30
AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT INC
filed 2013-08-13
CIK 1474464

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of July 31, 2013, the registrant had 76,366,497 shares of common stock, $0.01 par value per share, outstanding.

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)

	June 30,	December 31,
	2013	2012
ASSETS	(Unaudited)
Real estate investments, at cost:
Land	$110,148	$92,648
Buildings, fixtures and improvements	322,422	229,557
Acquired intangible lease assets	48,185	38,652
Total real estate investments, at cost	480,755	360,857
Less accumulated depreciation and amortization	(22,599)	(12,263)
Total real estate investments, net	458,156	348,594
Cash and cash equivalents	257,592	5,354
Restricted cash	1,065	962
Investment securities, at fair value	1,041	—
Derivatives, at fair value	426	—
Receivable for sales of common stock	6,309	1,123
Due from affiliate, net	600	325
Prepaid expenses and other assets	28,457	4,624
Deferred costs, net	7,122	6,868
Total assets	$760,768	$367,850
LIABILITIES AND EQUITY
Mortgage notes payable	$232,945	$185,569
Revolving credit facility	19,995	19,995
Below-market lease liabilities, net	11,579	6,235
Derivatives, at fair value	—	1,710
Accounts payable and accrued expenses	11,594	10,058
Deferred rent and other liabilities	822	866
Distributions payable	2,693	986
Total liabilities	279,628	225,419
Preferred stock, $0.01 par value; 40,866,376 shares authorized, none issued and outstanding	—	—
Convertible preferred stock, $0.01 par value, 9,133,624 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 300,000,000 shares authorized, 59,253,386 and 19,930,772 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	593	199
Additional paid-in capital	511,855	164,972
Accumulated other comprehensive income (loss)	431	(1,693)
Accumulated deficit	(32,980)	(22,338)
Total stockholders' equity	479,899	141,140
Non-controlling interests	1,241	1,291
Total equity	481,140	142,431
Total liabilities and equity	$760,768	$367,850

The accompanying notes are an integral part of these financial statements

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Rental income	$10,133	$3,450	$17,807	$5,999
Operating expense reimbursements	772	182	1,425	358
Total revenues	10,905	3,632	19,232	6,357
Operating expenses:
Property operating	2,448	533	4,185	850
Operating fees to affiliates	—	—	—	—
Acquisition and transaction related, net	(2,434)	1,127	366	1,642
General and administrative	204	70	364	81
Depreciation and amortization	5,986	1,941	10,272	3,366
Total operating expenses	6,204	3,671	15,187	5,939
Operating income (loss)	4,701	(39)	4,045	418
Other expenses:
Interest expense	(2,694)	(1,115)	(4,840)	(2,166)
Interest income	1	—	1	—
Gain (loss) on derivative instrument	4	—	4	(1)
Total other expenses	(2,689)	(1,115)	(4,835)	(2,167)
Net income (loss)	2,012	(1,154)	(790)	(1,749)
Net loss (income) attributable to non-controlling interests	7	6	15	(18)
Net income (loss) attributable to stockholders	$2,019	$(1,148)	$(775)	$(1,767)

Other comprehensive income (loss):
Designated derivatives, fair value adjustment	1,955	(277)	2,133	(275)
Unrealized loss on investment securities, net	(9)	—	(9)	—
Comprehensive income (loss) attributable to stockholders	$3,965	$(1,425)	$1,349	$(2,042)

Basic net income (loss) per share attributable to stockholders	$0.05	$(0.11)	$(0.02)	$(0.20)
Diluted net income (loss) per share attributable to stockholders	$0.04	$(0.11)	$(0.02)	$(0.20)

The accompanying notes are an integral part of these financial statements

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
Six Months Ended June 30, 2013
(In thousands, except share data)
(Unaudited)

	Common Stock			Accumulated Other Comprehensive Income (Loss)
	Number of Shares	Par Value	Additional Paid-In Capital		Accumulated Deficit	Stockholders' Equity	Non- controlling Interests	Total Equity
Balance, December 31, 2012	19,930,772	$199	$164,972	$(1,693)	$(22,338)	$141,140	$1,291	$142,431
Issuances of common stock	39,003,595	390	383,973	—	—	384,363	—	384,363
Common stock offering costs, commissions and dealer manager fees	—	—	(40,044)	—	—	(40,044)	—	(40,044)
Common stock issued though distribution reinvestment plan	414,805	4	3,937	—	—	3,941	—	3,941
Common stock repurchases	(107,286)	(1)	(1,029)	—	—	(1,030)	—	(1,030)
Share-based compensation	11,500	1	46	—	—	47	—	47
Distributions to non-controlling interest holders	—	—	—	—	—	—	(35)	(35)
Loss allocated to non-controlling interest holders	—	—	—	—	—	—	(15)	(15)
Distributions declared	—	—	—	—	(9,867)	(9,867)	—	(9,867)
Net loss	—	—	—	—	(775)	(775)	—	(775)
Other comprehensive income	—	—	—	2,124	—	2,124	—	2,124
Balance, June 30, 2013	59,253,386	$593	$511,855	$431	$(32,980)	$479,899	$1,241	$481,140

The accompanying notes are an integral part of this financial statement

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net loss attributable to stockholders	$(775)	$(1,767)
Adjustments to reconcile net loss attributable to stockholders to net cash provided by operating activities:
Depreciation	7,519	2,677
Amortization of intangibles	2,753	689
Amortization of deferred financing costs	1,076	338
Accretion of below-market lease liabilities and amortization of above-market lease assets, net	(411)	(192)
Net income (loss) attributable to non-controlling interests	(15)	18
Share-based compensation	47	21
Loss on derivative instruments	(4)	1
Changes in assets and liabilities:
Prepaid expenses and other assets	(4,621)	(1,017)
Accounts payable and accrued expenses	(1,013)	145
Deferred rent and other liabilities	(44)	307
Net cash provided by operating activities	4,512	1,220
Cash flows from investing activities:
Investment in real estate and other assets	(51,157)	(56,896)
Deposits for investments in real estate	(20,000)	—
Capital expenditures	(1,995)	(184)
Purchase of investment securities	(1,050)	—
Net cash used in investing activities	(74,202)	(57,080)
Cash flows from financing activities:
Payments on notes payable	—	(5,933)
Payments on mortgage notes payable	(12,624)	(215)
Proceeds from revolving credit facility	—	28,500
Payments on revolving credit facility	—	(6,000)
Proceeds from issuance of common stock	379,177	50,073
Repurchases of common stock	(1,330)	(138)
Payments of offering costs and fees related to stock issuances	(38,037)	(7,314)
Payments of deferred financing costs	(626)	(1,333)
Distributions paid	(4,219)	(1,273)
Due from affiliate	(275)	4,533
Distributions to non-controlling interest holders	(35)	(446)
Payments to non-controlling interest holder	—	(12,000)
Restricted cash	(103)	(427)
Net cash provided by financing activities	321,928	48,027
Net increase in cash and cash equivalents	252,238	(7,833)
Cash and cash equivalents, beginning of period	5,354	10,222
Cash and cash equivalents, end of period	$257,592	$2,389

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2013	2012
Supplemental Disclosures:
Cash paid for interest	$3,425	$1,805
Cash paid for income taxes	9	14
Non-Cash Investing and Financing Activities:
Mortgage notes payable used to acquire investments in real estate	$60,000	$—
Common stock issued through distribution reinvestment plan	3,941	1,151

The accompanying notes are an integral part of these financial statements

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

Note 1 — Organization
American Realty Capital New York Recovery REIT, Inc. (the "Company"), incorporated on October 6, 2009, is a Maryland corporation that qualified as a real estate investment trust for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2010.  On September 2, 2010, the Company commenced its initial public offering (the "IPO") on a "reasonable best efforts" basis of up to 150.0 million shares of common stock, $0.01 par value per share, at a price of $10.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form S-11, as amended (File No. 333-163069) (the "Registration Statement") filed with the U.S. Securities and Exchange Commission (the "SEC") under the Securities Act of 1933, as amended (the "Securities Act"). The Registration Statement also covers up to 25.0 million shares available pursuant to a distribution reinvestment plan (the "DRIP") under which the Company's common stockholders may elect to have their distributions reinvested in additional shares of the Company's common stock at the greater of $9.50 per share or 95% of the estimated value of a share of common stock. On August 2, 2013, the Company commenced a follow-on offering by filing to register up to 12.5 million shares of common stock at a price of $10.00 per share on a “best efforts” basis and 1.25 million shares of common stock pursuant to the DRIP at $9.50 per share.
As of June 30, 2013, the Company had 59.3 million shares of common stock outstanding, including unvested restricted shares, converted shares of convertible preferred stock (the "Preferred Shares") and shares issued under the DRIP. As of June 30, 2013, the Company had received total proceeds from the IPO and the DRIP of $565.3 million from the sale of 57.3 million shares of common stock.  In addition, the Company sold 2.0 million Preferred Shares for gross proceeds of $17.0 million in a private placement pursuant to Rule 506 of Regulation D of the Securities Act (the "Preferred Offering"), which terminated on September 2, 2010, the effective date of the Registration Statement. On December 15, 2011, the Company exercised its option to convert the Preferred Shares into 2.0 million shares of common stock on a one-for-one basis. As of June 30, 2013, the aggregate value of all issuances and subscriptions of common stock outstanding was $591.7 million based on a per share value of $10.00 (or $9.50 for shares issued under the DRIP).
The Company was formed to acquire high quality, income-producing commercial real estate in the New York metropolitan area, and, in particular, properties located in New York City, with a focus on office and retail properties. All such properties may be acquired and operated by the Company alone or jointly with another party. The Company may also originate or acquire first mortgage loans secured by real estate.  The Company purchased its first property and commenced active operations in June 2010.  As of June 30, 2013, the Company owned 17 properties consisting of 0.8 million rentable square feet, which were 94.0% leased on a weighted average basis with a weighted average remaining lease term of 9.3 years.
Substantially all of the Company's business is conducted through New York Recovery Operating Partnership, L.P. (the "OP"), a Delaware limited partnership. The Company has no employees.  The Company has retained New York Recovery Advisors, LLC (the "Advisor") to manage its affairs on a day-to-day basis. New York Recovery Properties, LLC (the "Property Manager") serves as the Company's property manager, unless services are performed by a third party for specific properties.  Realty Capital Securities, LLC (the "Dealer Manager") serves as the dealer manager of the IPO.  The Advisor and the Property Manager are wholly owned entities of, and the Dealer Manager is under common ownership with, American Realty Capital III, LLC (the "Sponsor"), as a result of which, they are related parties and receive compensation, fees and expense reimbursements for services related to the IPO and for the investment and management of the Company's assets. These entities receive fees during the offering, acquisition, operational and liquidation stages.
Note 2 — Summary of Significant Accounting Policies
The accompanying consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to this Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results for the entire year or any subsequent interim period.

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of, and for the year ended December 31, 2012, which are included in the Company's Annual Report on Form 10-K filed with the SEC on March 7, 2013. There have been no significant changes to the Company's significant accounting policies during the six months ended June 30, 2013, other than the updates described below and the subsequent notes.
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

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

Note 3 — Real Estate Investments
 The following table presents the allocation of the assets acquired and liabilities assumed during the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30,
(Dollar amounts in thousands)	2013	2012
Real estate investments, at cost:
Land	$17,500	$17,112
Buildings, fixtures and improvements	90,869	37,816
Total tangible assets	108,369	54,928
Acquired intangibles:
In-place leases	8,214	5,257
Above-market lease assets	1,593	—
Below-market lease liabilities	(6,176)	(2,758)
Total acquired intangibles	3,631	2,499
Total assets acquired, net	112,000	57,427
Mortgage notes payable used to acquire investments in real estate	(60,000)	—
Other liabilities assumed	(843)	(531)
Cash paid for acquired real estate investments	$51,157	$56,896
Number of properties purchased	1	2
All of the Company's properties are located in the New York metropolitan area. The following table reflects the number and aggregate purchase prices of properties acquired during the six months ended June 30, 2013 and the years ended December 31, 2012, 2011 and 2010:

	Number of Properties	Base Purchase Price
		(in thousands)
Year ended December 31, 2010	4	$66,250
Year ended December 31, 2011	5	57,926
Year ended December 31, 2012	7	226,527
Six Months Ended June 30, 2013	1	112,000
Total portfolio as of June 30, 2013	17	$462,703
The following table presents pro forma information as if the acquisitions during the six months ended June 30, 2013, had been consummated on January 1, 2012. Additionally, the unaudited pro forma net loss attributable to stockholders was adjusted to reclass acquisition and transaction related expenses of $2.8 million from the six months ended June 30, 2013 to the six months ended June 30, 2012.

	Six Months Ended June 30,
(In thousands)	2013	2012
Pro forma revenues	$21,735	$11,687
Pro forma net income (loss) attributable to stockholders	$1,967	$(4,654)

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

The following table presents future minimum base rent cash payments due to the Company subsequent to June 30, 2013.  These amounts exclude contingent rental payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes among other items.

(In thousands)	Future Minimum Base Rent Payments
July 1, 2013 — December 31, 2013	$16,748
2014	31,496
2015	31,210
2016	31,425
2017	30,039
Thereafter	217,582
$358,500
The following table lists the tenants whose annualized rental income on a straight-line basis represented greater than 10% of total annualized rental income for all portfolio properties on a straight-line basis as of June 30, 2013 and 2012:

		June 30,
Property Portfolio	Tenant	2013	2012
229 West 36th Street	American Language Communication Center, Inc.	10.5%	*
_____________________
* Lease for tenant had not been acquired as of the period presented.
The termination, delinquency or non-renewal of the above tenant may have a material adverse effect on revenues. No other tenant represents more than 10% of annualized rental income as of June 30, 2013 and 2012.
Note 4 — Investment Securities
As of June 30, 2013, the Company had investments in redeemable preferred stock, with a fair value of $1.0 million. These investments are considered available-for-sale securities and therefore increases or decreases in the fair value of these investments are recorded in accumulated other comprehensive income as a component of equity on the consolidated balance sheet unless the securities are considered to be permanently impaired at which time the losses would be reclassified to expense.
The following table details the unrealized gains and losses on investment securities as of June 30, 2013. The Company did not have any such investments as of December 31, 2012.

	June 30, 2013
(In thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities	$1,050	$4	$(13)	$1,041
Unrealized losses as of June 30, 2013 were considered temporary and therefore no impairment was recorded during the three and six months ended June 30, 2013.
The Company's preferred stock investments are redeemable at the respective issuer's option after five years from issuance.

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

Note 5 — Revolving Credit Facility
On March 30, 2012, the Company entered into a senior unsecured revolving credit facility in the amount of $40.0 million. The credit facility contains an "accordion" feature to allow the Company, under certain circumstances, to increase the aggregate commitments under the revolving credit facility to a maximum of $150.0 million. The credit facility has a term of 36 months, subject to the Company's right to a 12-month extension. The credit facility generally bears interest at a floating rate equal to LIBOR plus 2.50%, subject to adjustment as set forth in the credit agreement, and includes an unused commitment fee per annum of (a) 0.2% if the unused balance of the facility is equal to or less than 50% of the available facility and (b) 0.3% if the unused balance of the facility exceeds 50% of the available facility. The outstanding balance on the credit facility as of June 30, 2013 was $20.0 million with an interest rate of 2.69% and the unused borrowing capacity, based on the value of the borrowing base properties as of June 30, 2013, was $3.5 million.
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
The credit facility requires the Company to meet certain financial covenants, including the maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios) as well as the maintenance of a minimum net worth. As of June 30, 2013, the Company was in compliance with the debt covenants under the credit facility agreement.
Note 6 — Mortgage Notes Payable
The Company's mortgage notes payable as of June 30, 2013 and December 31, 2012 consist of the following:

		Outstanding Loan Amount
Portfolio	Encumbered Properties	June 30, 2013	December 31, 2012	Effective Interest Rate		Interest Rate	Maturity
		(In thousands)	(In thousands)
Interior Design Building	1	$20,767	$20,949	4.4%		Fixed	Dec. 2021
367 - 387 Bleecker Street	3	21,300	21,300	4.3%		Fixed	Dec. 2015
Foot Locker	1	3,250	3,250	4.6%		Fixed	Jun. 2016
Regal Parking Garage	1	3,000	3,000	4.5%		Fixed	Jul. 2016
Duane Reade	1	8,400	8,400	3.6%		Fixed	Nov. 2016
416 Washington Street	1	4,875	4,917	4.4%		Fixed	Dec. 2021
One Jackson Square	1	13,000	13,000	3.4%	(1)	Fixed	Dec. 2016
350 West 42nd Street	1	11,365	11,365	3.4%		Fixed	Aug. 2017
1100 Kings Highway	1	20,200	20,200	3.4%	(1)	Fixed	Aug. 2017
1623 Kings Highway	1	7,288	7,288	3.3%	(1)	Fixed	Nov. 2017
256 West 38th Street	1	24,500	24,500	3.1%	(1)	Fixed	Dec. 2017
256 West 38th Street	—	—	2,400	5.3%	(2)	Variable	Dec. 2013
229 West 36th Street	1	35,000	35,000	2.9%	(1)	Fixed	Dec. 2017
229 West 36th Street	—	—	10,000	5.3%	(2)	Variable	Dec. 2013
218 West 18th Street	1	60,000	—	2.0%	(3)	Variable	Dec. 2013
	15	$232,945	$185,569	3.2%	(4)
______________________

(1)	Fixed through an interest rate swap agreement.

(2)	These variable rate mezzanine loans were repaid in full in January 2013.

(3)	Interest rate is LIBOR plus 1.75%, which had an effective rate of 2.0% at June 30, 2013.

(4)	Calculated on a weighted average basis for all mortgages outstanding as of June 30, 2013.
The Company's sources of secured financing generally require financial covenants, including restrictions on corporate guarantees, the maintenance of certain financial ratios (such as specified equity and debt service coverage ratios) as well as the maintenance of minimum net worth.  As of June 30, 2013 and December 31, 2012, the Company was in compliance with the debt covenants under the mortgage note agreements.

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

The following table summarizes the scheduled aggregate principal repayments subsequent to June 30, 2013:

(In thousands)	Future Minimum Principal Payments
July 1, 2013 — December 31, 2013	$60,229
2014	473
2015	21,794
2016	28,167
2017	102,730
Thereafter	19,552
Total	$232,945
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
Level 3 — Unobservable inputs that reflect the entity's own assumptions that market participants would use in the pricing of the asset or liability and are consequently not based on market activity, but rather through particular valuation techniques.
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of June 30, 2013 and December 31, 2012, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company's derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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
The Company has investments in redeemable preferred stock that are traded in active markets and therefore, due to the availability of quoted market prices in active markets, classified these investments as level 1 in the fair value hierarchy.

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

The following table presents information about the Company's assets and liabilities (including derivatives that are presented net) measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012, aggregated by the level in the fair value hierarchy within which those instruments fall:

(In thousands)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
June 30, 2013
Interest rate swaps	$—	$426	$—	$426
Investment securities	$1,041	$—	$—	$1,041
December 31, 2012
Interest rate swaps	$—	$(1,710)	$—	$(1,710)
Investment securities	$—	$—	$—	$—
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets. There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the six months ended June 30, 2013.
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

		Carrying Amount at	Fair Value at	Carrying Amount at	Fair Value at
(In thousands)	Level	June 30, 2013	June 30, 2013	December 31, 2012	December 31, 2012
Mortgage notes payable	3	$232,945	$233,476	$185,569	$185,621
Revolving credit facility	3	$19,995	$19,995	$19,995	$19,995
The fair value of mortgage notes payable are estimated using a discounted cash flow analysis, based on the Advisor's experience with similar types of borrowing arrangements. Advances under the revolving credit facility are considered to be reported at fair value, since its interest rate varies with changes in LIBOR.
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
June 30, 2013
(Unaudited)

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
As of June 30, 2013 and December 31, 2012, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk.

	June 30, 2013		December 31, 2012
Interest Rate Derivative	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Interest rate swaps	5	$99,988	5	$99,988
The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the consolidated balance sheets as of June 30, 2013 and December 31, 2012:

(In thousands)	Balance Sheet Location	June 30, 2013	December 31, 2012
Derivatives designated as hedging instruments:
Interest rate swaps	Derivative assets, at fair value	$426	$—
Interest rate swaps	Derivative liabilities, at fair value	$—	$(1,710)
Derivatives in Cash Flow Hedging Relationships
The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the three and six months ended June 30, 2013 and 2012.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2013	2012	2013	2012
Amount of income (loss) recognized in accumulated other comprehensive loss from interest rate derivatives (effective portion)	$1,734	$(315)	$1,699	$(350)
Amount of loss reclassified from accumulated other comprehensive loss into income as interest expense (effective portion)	$(220)	$(38)	$(434)	$(75)
Amount of income (loss) recognized in loss on derivative instruments (ineffective portion and amount excluded from effectiveness testing)	$4	$—	$4	$(1)

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

Offsetting Derivatives
The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company's derivatives as of June 30, 2013 and December 31, 2012. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the accompanying balance sheets.

				Gross Amounts Not Offset on the Balance Sheet
Derivatives (In thousands)	Gross Amounts of Recognized Assets	Gross Amounts of Recognized Liabilities	Net Amounts of Assets (Liabilities) presented on the Balance Sheet	Financial Instruments	Cash Collateral Posted	Net Amount
June 30, 2013	$666	$(240)	$426	$—	$—	$426
December 31, 2012	$—	$(1,710)	$(1,710)	$—	$—	$(1,710)
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
As of June 30, 2013, the fair value of derivatives in a net liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $0.3 million. As of June 30, 2013, the Company has not posted any collateral related to its agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at the aggregate termination value of $0.3 million at June 30, 2013.
Note 9 — Common Stock
As of June 30, 2013 and December 31, 2012, the Company had 59.3 million and 19.9 million shares of common stock outstanding, respectively, including unvested restricted stock, converted Preferred Shares and shares issued under the DRIP.
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
The following table reflects the cumulative number of common shares repurchased as of December 31, 2012 and as of and for the six months ended June 30, 2013:

	Number of Requests	Number of Shares Repurchased	Average Price per Share
Cumulative repurchase requests as of December 31, 2012	11	84,199	$9.56
Six months ended June 30, 2013	12	107,286	9.60
Cumulative repurchase requests as of June 30, 2013 (1)	23	191,485	$9.59
__________________________

(1)
Includes three unfulfilled repurchase requests consisting of 8,347 shares at an average price per share of $9.91, which were approved for repurchase as of June 30, 2013 and completed in July 2013. This liability is included in accounts payable and accrued expenses on the Company's consolidated balance sheets.

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

Note 10 — Commitments and Contingencies
Future Minimum Lease Payments
In December 2012, the Company entered into a lease agreement related to the acquisition of 350 Bleecker Street similar to a leasehold interest arrangement. The following table reflects the minimum base rental cash payments due from the Company over the next five years and thereafter under this arrangement. These amounts exclude contingent rent payments, as applicable, that may be payable based on provisions related to increases in annual rent based on exceeding certain economic indexes among other items.

(In thousands)	Future minimum base rent payments
July 1, 2013 — December 31, 2013	$43
2014	86
2015	86
2016	86
2017	86
Thereafter	3,662
$4,049
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
Hurricane Sandy
None of the properties owned by the Company suffered any structural damage as a result of Hurricane Sandy. The properties owned by the Company remained fully operational except for the four retail condominiums located at 416 Washington Street in the Tribeca neighborhood of Manhattan. The property remained without full electrical power capacity and its tenants were not permitted to operate until electrical power was fully restored and authorization to recommence operations was received by the applicable New York municipal authorities. Effective April 18, 2013, pursuant to the applicable New York municipal authorities, the tenants were allowed to reoccupy their units and recommence operations, with the exception of the garage which is still without electrical power. The total annualized straight-line rental income for the four retail condominiums represents 2.4% of the Company's total portfolio annualized straight-line rental income as of June 30, 2013. The Company recorded an insurance deductible expense of $0.1 million during the year ended December 31, 2012 and $0.2 million of reserves for rents during the six months ended June 30, 2013.
Note 11 — Related Party Transactions and Arrangements
New York Recovery Special Limited Partnership, LLC, an entity wholly owned by the Sponsor, owned 20,000 shares of the Company's outstanding common stock as of June 30, 2013 and December 31, 2012.

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

Fees Paid in Connection with the IPO
The Dealer Manager and the Sponsor receive fees and compensation in connection with the sale of the Company's common stock in the IPO. The Dealer Manager receives a selling commission of up to 7.0% of gross offering proceeds before reallowance of commissions earned by participating broker-dealers. Alternatively, a participating broker-dealer may elect to receive a fee equal to 7.5% of gross proceeds from the sale of shares by such participating broker-dealer, with 2.5% thereof paid at the time of such sale and 1.0% thereof paid on each anniversary of the closing of such sale up to and including the fifth anniversary of the closing of such sale. In addition, the Dealer Manager receives up to 3.0% of the gross proceeds from the sale of common stock, before reallowance to participating broker-dealers, as a dealer manager fee. The Dealer Manager may re-allow its dealer manager fee to such participating broker-dealers, based on such factors as the volume of shares sold by respective participating broker-dealers and marketing support provided as compared to other participating broker-dealers. The following table details total selling commissions and dealer manager fees incurred and payable to the Dealer Manager related to the sale of common stock as of and for the periods presented:

	Three Months Ended		Six Months Ended		Payable as of
	June 30,		June 30,		June 30,	December 31,
(In thousands)	2013	2012	2013	2012	2013	2012
Total commissions and fees incurred from Dealer Manager	$30,208	$2,857	$37,368	$4,950	$1,918	$93
 The Advisor and its affiliates receive compensation and reimbursement for services provided in connection with the IPO and Preferred Offering. Effective March 1, 2013, the Company began utilizing transfer agent services provided by an affiliate of the Dealer Manager. All offering costs incurred by the Company, or its affiliated entities, on behalf of the Company are charged to additional paid-in capital on the accompanying consolidated balance sheets. The following table details offering costs reimbursements incurred and payable to the Advisor and Dealer Manager related to the sale of common stock as of and for the periods presented:

	Three Months Ended		Six Months Ended		Payable as of
	June 30, 2013		June 30, 2013		June 30,	December 31,
(In thousands)	2013	2012	2013	2012	2013	2012
Fees and expense reimbursements incurred from the Advisor and Dealer Manager (1)	$711	$944	$1,407	$(3,179)	$166	$83
__________________
(1) The Advisor elected to reimburse offering costs in excess of 15% of proceeds from the sale of common stock. This cash reimbursement was recorded during the three months ended March 31, 2012 and paid in April 2012.

The Company is responsible for offering and related costs from its IPO up to a maximum of 1.5% of gross proceeds received from the IPO, excluding commissions and dealer manager fees, measured at the end of the IPO. Offering costs in excess of the 1.5% cap as of the end of the offering are the Advisor's responsibility. As of June 30, 2013, offering and related costs exceeded 1.5% of gross proceeds received from the IPO by $2.8 million. Commencing in the first quarter of 2012, the Advisor elected to cap cumulative offering costs incurred by the Company, net of unpaid amounts, to 15% of common stock proceeds during the offering period. To comply with this policy, the Advisor reimbursed the Company $4.7 million in cash during the year ended December 31, 2012, for offering related costs. As of June 30, 2013, cumulative offering costs were $65.7 million. Cumulative offering costs net of unpaid amounts, were less than the 15% threshold as of June 30, 2013.
Fees Paid in Connection With the Operations of the Company
The Advisor receives an acquisition fee of 1.0% of the contract purchase price of each acquired property and 1.0% of the amount advanced for a loan or other investment. Additionally, the Company reimburses the Advisor for expenses incurred for services provided by third parties and incurs acquisition expenses directly from third parties. The Company expects third-party acquisition expenses to be approximately 0.5% of the purchase price of each property and 0.5% of the amount advanced for a loan or other investment. In no event will the total of all acquisition fees, acquisition expenses and any financing coordination fees (as described below) payable with respect to the Company's portfolio of investments or reinvestments exceed 4.5% of the contract purchase price of the Company's portfolio to be measured at the close of the acquisition phase or 4.5% of the amount advanced for all loans or other investments.

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

The Company pays the Advisor an asset management fee equal to 0.75% per annum of the cost of the Company's assets (cost includes the purchase price, acquisition expenses, capital expenditures and other customarily capitalized costs, but excludes acquisition fees) plus costs and expenses incurred by the Advisor in providing asset management services; provided, however, that the asset management fee is reduced by any amounts payable to the Property Manager as an oversight fee, such that the aggregate of the asset management fee and the oversight fee does not exceed 0.75% per annum of the cost of the Company's assets plus costs and expenses incurred by the Advisor in providing asset management services. Prior to July 1, 2012, this fee was payable in monthly installments, at the discretion of the Company's board, in cash, common stock or restricted stock grants, or any combination thereof.  Effective July 1, 2012, the payment of asset management fees in monthly installments in cash, shares or restricted stock grants, or any combination thereof to the Advisor was eliminated. Instead the Company expects to issue (subject to periodic approval by the board of directors) to the Advisor performance-based restricted partnership units of the OP designated as "Class B units," which are intended to be profits interests and will vest, and no longer be subject to forfeiture, at such time as: (x) the value of the OP's assets plus all distributions made equals or exceeds the total amount of capital contributed by investors plus a 6.0% cumulative, pre-tax, non-compounded annual return thereon (the "economic hurdle"); (y) any one of the following occurs: (1) the termination of the advisory agreement by an affirmative vote of a majority of the Company's independent directors without cause; (2) a listing; or (3) another liquidity event; and (z) the Advisor is still providing advisory services to the Company (the "performance condition"). Such Class B units will be forfeited immediately if: (a) the advisory agreement is terminated other than by an affirmative vote of a majority of the Company's independent directors without cause; or (b) the advisory agreement is terminated by an affirmative vote of a majority of the Company's independent directors without cause before the economic hurdle has been met. When and if approved by the board of directors, the Class B units are expected to be issued to the Advisor quarterly in arrears pursuant to the terms of the OP agreement. As of June 30, 2013, the Company cannot determine the probability of achieving the performance condition. The value of issued Class B units will be determined and expensed, when the Company deems the achievement of the performance condition to be probable. The Advisor will receive distributions on unvested Class B units equal to the distribution rate received on the Company's common stock. Such distributions on issued Class B units are included in general and administrative expenses in the consolidated statement of operations and comprehensive income until the performance condition is considered probable to occur. In December 2012 the board of directors approved the issuance of 43,968 Class B units to the Advisor in connection with this arrangement. During the three and six months ended June 30, 2013 the board of directors approved the issuance of 92,008 and 164,219 Class B units, respectively, to the Advisor in connection with this arrangement.
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

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

Effective March 1, 2013, the Company entered into an agreement with the Dealer Manager to provide strategic advisory services and investment banking services required in the ordinary course of the Company's business, such as performing financial analysis, evaluating publicly traded comparable companies and assisting in developing a portfolio composition strategy, a capitalization structure to optimize future liquidity options and structuring operations. Strategic advisory fees are amortized over six months, the estimated remaining term of the IPO as of the date of the agreement, and are included in general and administrative expenses in the consolidated statement of operations and comprehensive income (loss).
The following table details amounts incurred, forgiven and contractually due in connection with the operations related services described above as of and for the periods presented:

	Three Months Ended June 30,				Six Months Ended June 30,				Payable as of
	2013		2012		2013		2012		June 30,	December 31,
(In thousands)	Incurred	Forgiven	Incurred	Forgiven	Incurred	Forgiven	Incurred	Forgiven	2013	2012
One-time fees and reimbursements:
Acquisition fees and related cost reimbursements (1)	$(2,512)	$—	$566	$—	$(825)	$—	$902	$—	$—	$2,018
Financing coordination fees	—	—	—	—	450	—	300	—	—	539
Ongoing fees:
Asset management fees (2)	—	—	—	308	—	—	—	540	—	—
Property management and leasing fees	—	185	—	121	—	371	—	206	—	—
Strategic advisory fees	454	—	—	—	605	—	—	—	—	—
Distributions on Class B Units	26	—	—	—	40	—	—	—	—	—
Total related party operational fees and reimbursements	$(2,032)	$185	$566	$429	$270	$371	$1,202	$746	$—	$2,557
___________________________________________

(1)	In June 2013, the Advisor elected to reimburse the Company $2.5 million for insourced acquisition expenses and legal reimbursements incurred.

(2)
Asset management fees through June 30, 2012, were waived.  Effective July 1, 2012, the Company began issuing to the Advisor restricted performance based Class B units for asset management services, which will be forfeited immediately if certain conditions occur.

The Company will reimburse the Advisor's costs and expenses of providing services, subject to the limitation that it will not reimburse the Advisor for any amount by which the Company's total operating expenses (as defined in the Company's charter and advisory agreement) for the four preceding fiscal quarters exceeds the greater of (a) 2.0% of average invested assets and (b) 25.0% of net income other than any additions to reserves for depreciation, bad debt or other similar non cash reserves and excluding any gain from the sale of assets for that period.  Additionally, the Company will not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives a separate fee.  No reimbursement was incurred from the Advisor for providing administrative services for the three and six months ended June 30, 2013 or 2012.
In order to improve operating cash flows and the ability to pay distributions from operating cash flows, the Advisor agreed to waive certain fees including asset management and property management fees. Because the Advisor waived certain fees, cash flow from operations that would have been paid to the Advisor was available to pay distributions to stockholders.  The fees that were forgiven are not deferrals and accordingly, will not be paid to the Advisor in cash. Additionally, to improve the Company's working capital, the Advisor may elect to absorb a portion of the Company's expenses. The following table details property operating and general and administrative expenses absorbed by the Advisor during the three and six months ended June 30, 2013 and 2012. These costs are presented net in the accompanying consolidated statements of operations and comprehensive loss.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2013	2012	2013	2012
Property operating expenses absorbed	$—	$—	$—	$170
General and administrative expenses absorbed	600	100	950	314
Total expenses absorbed	$600	$100	$950	$484

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

The Company had a receivable from affiliates of $0.6 million and $0.3 million at June 30, 2013 and December 31, 2012, respectively, related to absorbed property operating and general and administrative expenses, respectively.
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
Fees Paid in Connection with the Liquidation or Listing of the Company's Real Estate Assets
For substantial assistance in connection with the sale of properties, the Company will pay the Advisor a property disposition fee, not to exceed the lesser of 2.0% of the contract sale price of the property and 50% of the competitive real estate commission paid if a third party broker is also involved; provided, however that in no event may the property disposition fee paid to the Advisor when added to real estate commissions paid to unaffiliated third parties exceed the lesser of 6.0% of the contract sales price and a competitive real estate commission. For purposes of the foregoing, "competitive real estate commission" means a real estate brokerage commission for the purchase or sale of a property which is reasonable, customary and competitive in light of the size, type and location of the property. No such fees were incurred or paid for the three and six months ended June 30, 2013 or 2012.
An affiliate of the Advisor will receive from time to time, when available, a subordinated participation in the net sales proceeds from the sale of assets of 15.0% of the remaining net sale proceeds after return of capital contributions to investors plus payment to investors of an annual 6.0% cumulative, pre-tax non-compounded return on the capital contributed by investors.  No such amounts were incurred or paid for the three and six months ended June 30, 2013 or 2012.
Upon the listing of the Company's common stock, an affiliate of the Advisor will receive a non-interest bearing promissory note equal to 15.0% of the amount, if any, by which the sum of the Company's market value plus distributions paid by the Company prior to listing exceeds the sum of the aggregate capital contributed by investors plus an amount equal to an annual 6.0% cumulative, non-compounded return to investors. No such amounts were incurred or paid for the three and six months ended June 30, 2013 and 2012.
Upon termination of the advisory agreement, an affiliate of the Advisor shall be entitled to a subordinated termination fee payable in the form of a non-interest bearing promissory note. In addition, the affiliate of the Advisor may elect to defer its right to receive a subordinated termination amount until either a listing or other liquidity event occurs.
Note 12 — Economic Dependency
Under various agreements, the Company has engaged or will engage the Advisor and its affiliates to provide certain services that are essential to the Company, including asset management services, supervision of the management and leasing of properties owned by the Company, asset acquisition and disposition decisions, the sale of shares of the Company's common stock available for issue, as well as other administrative responsibilities for the Company including accounting services, transaction management and investor relations.
As a result of these relationships, the Company is dependent upon the Advisor and its affiliates. In the event that these companies are unable to provide the Company with the respective services, the Company will be required to find alternative providers of these services.
Note 13 — Share-Based Compensation
Stock Option Plan
The Company has a stock option plan (the "Plan") which authorizes the grant of nonqualified stock options to the Company's independent directors, officers, advisors, consultants and other personnel, subject to the absolute discretion of the board of directors and the applicable limitations of the Plan. The exercise price for all stock options granted under the Plan will be fixed at $10.00 per share until the termination of the IPO, and thereafter the exercise price for stock options granted to the independent directors will be equal to the fair market value of a share on the last business day preceding the annual meeting of stockholders. Upon a change in control, unvested options will become fully vested and any performance conditions imposed with respect to the option will be deemed to be fully achieved.  A total of 0.5 million shares have been authorized and reserved for issuance under the Plan. As of June 30, 2013 and December 31, 2012, no stock options were issued under the Plan.

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
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
Restricted share awards entitle the recipient to receive shares of common stock from the Company under terms that provide for vesting over a specified period of time or upon attainment of pre-established performance objectives. Such awards would typically be forfeited with respect to the unvested shares upon the termination of the recipient's employment or other relationship with the Company. Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of restricted shares may receive cash distributions prior to the time that the restrictions on the restricted shares have lapsed. Any distributions payable in common shares shall be subject to the same restrictions as the underlying restricted shares. The following table displays restricted share award activity during the six months ended June 30, 2013:

	Number of Restricted Shares	Weighted-Average Issue Price
Unvested, December 31, 2012	19,800	$9.55
Granted	9,000	9.00
Vested	(3,000)	9.40
Forfeited	—	—
Unvested, June 30, 2013	25,800	$9.37
The fair value of the restricted shares, based on the per share price in the IPO, will be expensed over the vesting period of five years. Compensation expense related to restricted stock was $12,000 and $8,000 for the three months ended June 30, 2013 and 2012, respectively. Compensation expense related to restricted stock was $24,000 and $16,000 for the six months ended June 30, 2013 and 2012, respectively.
Other Share-Based Compensation
The Company may issue common stock in lieu of cash to pay fees earned by the Company's directors at the respective director's election. There are no restrictions on the shares issued. The following table reflects the shares of common stock issued to directors in lieu of cash compensation:

	Six Months Ended June 30,
	2013	2012
Shares issued in lieu of cash	2,500	611
Value of shares issued in lieu of cash (in thousands)	$23	$6

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

Note 14 — Net Income (Loss) Per Share
The following is a summary of the basic and diluted net income (loss) per share computations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share and per share data)	2013	2012	2013	2012
Basic net income (loss) attributable to stockholders	$2,019	$(1,148)	$(775)	$(1,767)
Adjustments to net income (loss) attributable to stockholders for common share equivalents	(223)	—	—	—
Diluted net income (loss) attributable to stockholders	$1,796	$(1,148)	$(775)	$(1,767)

Basic weighted average shares outstanding	41,982,278	10,497,092	32,651,655	8,993,841
Basic net income (loss) per share attributable to stockholders	$0.05	$(0.11)	$(0.02)	$(0.20)
Diluted weighted average shares outstanding	42,001,432	10,497,092	32,651,655	8,993,841
Diluted net income (loss) per share attributable to stockholders	$0.04	$(0.11)	$(0.02)	$(0.20)

Diluted net income (loss) per share assumes the conversion of all common share equivalents into an equivalent number of common shares, unless the effect is antidilutive.  The Company considers unvested restricted stock, Preferred Shares, units of limited partner interests in the OP ("OP units") and Class B units to be common share equivalents. The following common stock equivalents were excluded from diluted income (loss) per share computations as their effect would have been antidilutive for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Unvested restricted stock	—	21,600	25,800	21,600
OP units	—	200	200	200
Class B units	208,187	—	208,187	—
Total anti-dilutive common share equivalents	208,187	21,800	234,187	21,800
Note 15 — Non-Controlling Interests
The Company is the sole general partner and holds the majority of OP units. The Advisor, a limited partner, holds 200 OP units, which represents a nominal percentage of the aggregate OP ownership. A holder of OP units has the right to convert OP units for the cash value of a corresponding number of shares of the Company's common stock or, at the Company's option, a corresponding number of shares of the Company's common stock, in accordance with the limited partnership agreement of the OP. The remaining rights of the holders of OP units are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP's assets.
The Company is the controlling member of the limited liability company that owns the Bleecker Street properties, acquired in December 2010. In December 2010, an unrelated third party and a related party, American Realty Capital Operating Partnership, L.P. contributed $1.0 million and $12.0 million to acquire the Bleecker Street properties, respectively.  The Company has the sole voting rights under the operating agreement of this limited liability company.
The non-controlling members' aggregate initial investment balance of $13.0 million has been reduced by the monthly distributions paid to each non-controlling member.  There were approximately $18,000 and $0.2 million of distributions to non-controlling members during the three months ended June 30, 2013 and 2012, respectively. There were approximately $35,000 and $0.4 million of distributions to non-controlling members during the six months ended June 30, 2013 and 2012, respectively.

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

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
The Company is the controlling member of the limited liability company that owns the 163 Washington Avenue Apartments, acquired in September 2012. The Company has the sole voting rights under the operating agreement of this limited liability company. The non-controlling members' aggregate initial investment balance of $0.5 million will be reduced by the distributions paid to each non-controlling member. No distributions were paid during the three and six months ended June 30, 2013.
Note 16 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Form 10-Q, and determined that there have not been any events that have occurred that would require adjustments to disclosures in the consolidated financial statements except for the following transactions:
Sales of Common Stock
 As of July 31, 2013, the Company had 76.4 million shares of common stock outstanding, including converted Preferred Shares, unvested restricted shares and shares issued under the DRIP. As of July 31, 2013, the aggregate value of all share issuances was $762.8 million based on a per share value of $10.00 (or $9.50 per share for shares issued under the DRIP).
Capital received, including shares issued under the DRIP and net of repurchases of common stock, is as follows:

Source of Capital (In thousands)	Inception to June 30, 2013	July 1, 2013 to July 31, 2013	Total
Common stock	$565,282	$167,335	$732,617
Converted preferred stock	16,954	—	16,954
Contributions from non-controlling interest holders, net of redemptions	1,000	—	1,000
	$583,236	$167,335	$750,571
Acquisitions
On July 5, 2013, the Company closed on the acquisition of an indirect condominium interest in a three-story office and creative studio space located at 50 Varick Street in the Tribeca neighborhood of Manhattan for a contract purchase price of $90.8 million. The property contains 158,573 rentable square feet and is 100% leased to a one tenant. The original lease with a term of 15 years commenced in July 2013. The lease is net whereby the tenant is required to pay certain operating expenses, in addition to base rent. The annualized straight-line rental income for the initial lease term is $6.6 million. The lease contains rental escalations equal to the Consumer Price Index increase every three years (6% at a minimum, not to exceed 15%) and one ten-year renewal option.
On August 9, 2013, the Company closed on the acquisition of an institutional-quality office building located at 333 West 34th Street in Midtown Manhattan for a contract purchase price of $220.3 million, exclusive of closing costs. The property contains 346,728 rentable square feet and is 100% leased to four tenants. The property had a weighted average remaining lease term of 11.1 years at the closing date and annualized straight-line rental income of $15.5 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements of American Realty Capital New York Recovery REIT, Inc. and the notes thereto. As used herein, the terms "we," "our" and "us" refer to American Realty Capital New York Recovery REIT, Inc., a Maryland corporation, and, as required by context, to New York Recovery REIT Operating Partnership, L.P., a Delaware limited partnership, which we refer to as the "OP," and to their subsidiaries. American Realty Capital New York Recovery REIT, Inc. is externally managed by New York Recovery Advisors, LLC (our "Advisor"), a Delaware limited liability company.
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

•	No public market currently exists, or may ever exist, for shares of our common stock, which are, and may continue to be, illiquid.

•	If we and our Advisor are unable to find sufficient suitable investments, then we may not be able to achieve our investment objectives or pay distributions.

•	We may be unable to pay or maintain cash distributions or increase distributions over time.

•	We are obligated to pay substantial fees to our Advisor and its affiliates, including fees payable upon the sale of properties.

•	We are subject to risks associated with the significant dislocations and liquidity disruptions that recently existed or occurred in the credit markets of the United States.

•	We may fail to continue to qualify to be treated as a real estate investment trust for U.S. federal income tax purposes("REIT").

•	Our properties may be adversely affected by the current economic downturn, as well as economic cycles and risks inherent to the New York metropolitan statistical area, especially New York City.

•	We owned only 17 properties as of June 30, 2013.
Overview
 We were incorporated on October 6, 2009 as a Maryland corporation and qualified as a REIT, beginning with the taxable year ended December 31, 2010.  On September 2, 2010, we commenced our IPO on a "reasonable best efforts" basis of up to 150.0 million shares of common stock, $0.01 par value per share, at a price of $10.00 per share, subject to certain volume and other discounts, pursuant to our Registration Statement on Form S-11, as amended (File No. 333-163069) (the "Registration Statement") filed with the Securities and Exchange Commission (the "SEC") under the Securities Act of 1933, as amended (the "Securities Act").  Our Registration Statement also covers up to 25.0 million shares available pursuant to a distribution reinvestment plan (the "DRIP") under which our common stockholders may elect to have their distributions reinvested in additional shares of our common stock at the greater of $9.50 per share or 95% of the estimated value of a share of common stock. On August 2, 2013, we commenced a follow-on offering by filing to register up to 12.5 million shares of common stock at a price of $10.00 per share on a “best efforts” basis and 1.25 million shares of common stock pursuant to the DRIP at $9.50 per share.
As of June 30, 2013, we had 59.3 million shares of common stock outstanding, including unvested restricted shares, converted shares of convertible preferred stock (the "Preferred Shares") and shares issued under the DRIP. As of June 30, 2013, we had received total gross proceeds from the IPO and the DRIP of $565.3 million from the sale of 57.3 million shares of common stock.  In addition, we sold 2.0 million Preferred Shares for gross proceeds of $17.0 million in a private placement pursuant to Rule 506 of Regulation D of the Securities Act, which terminated on September 2, 2010, the effective date of the Registration Statement. On December 15, 2011, we exercised our option to convert the Preferred Shares into 2.0 million shares of common stock on a one-for-one basis. As of June 30, 2013, the aggregate value of all issuances and subscriptions of common stock outstanding was $591.7 million based on a per share value of $10.00 (or $9.50 for shares issued under the DRIP).
 We were formed to acquire high quality, income-producing commercial and residential real estate in the New York metropolitan area, and, in particular, properties located in New York City, with a focus on office and retail properties. All such properties may be acquired and operated by us alone or jointly with another party. We also may originate or acquire first mortgage loans secured by real estate.  We purchased our first property and commenced active operations in June 2010.  As of June 30, 2013, we owned 17 properties consisting of 0.8 million rentable square feet, which were 94.0% leased on a weighted average basis with a weighted average remaining lease term of 9.3 years.
Substantially all of our business is conducted through the OP. We have no employees.  We retained our Advisor to manage our affairs on a day-to-day basis. The Property Manager serves as our property manager, unless services are performed by a third party for specific properties. The Dealer Manager serves as the dealer manager of our IPO.  The Advisor and the Property Manager are wholly owned entities of, and the Dealer Manager is under common ownership with, American Realty Capital III, LLC (the "Sponsor"), as a result of which, they are related parties and receive compensation, fees and expense reimbursements for services related to the IPO and for the investment and management of the our assets. These entities receive fees during the offering, acquisition, operational and liquidation stages.
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
The aggregate value of intangible assets related to in-place leases is primarily the difference between the property valued with existing in-place leases adjusted to market rental rates and the property valued as if vacant. Factors considered by us in our analysis of the in-place lease intangibles include an estimate of carrying costs during the expected lease-up period for each property, taking into account current market conditions and costs to execute similar leases. In estimating carrying costs, we include real estate taxes, insurance and other operating expenses and estimates of lost rentals at contract rates during the expected lease-up period, which typically ranges from six to 12 months. We also estimate costs to execute similar leases, including leasing commissions, legal and other related expenses.
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

Properties
As of June 30, 2013, the Company's portfolio of real estate properties was comprised of the following:

Portfolio Property	Acquisition Date	Number of Properties	Rentable Square Feet	Occupancy	Remaining Lease Term (1)	Base Purchase Price (2)
						(In thousands)
Interior Design Building	Jun. 2010	1	81,082	100.0%	3.1	$32,250
367 - 387 Bleecker Street (3)	Dec. 2010	3	9,724	100.0%	6.7	34,000
Foot Locker	Apr. 2011	1	6,118	100.0%	12.6	6,166
Regal Parking Garage	Jun. 2011	1	12,856	100.0%	21.1	5,400
Duane Reade	Oct. 2011	1	9,767	100.0%	15.3	14,000
416 Washington Street	Nov. 2011	1	22,306	90.7%	13.3	9,860
One Jackson Square	Nov. 2011	1	7,080	100.0%	14.0	22,500
350 West 42nd Street	Mar. 2012	1	42,774	100.0%	13.2	20,700
1100 Kings Highway	May 2012	1	61,318	100.0%	8.3	36,727
163 Washington Avenue Apartments (4)	Sep. 2012	1	41,613	96.6%	0.9	31,500
1623 Kings Highway	Oct. 2012	1	19,960	100.0%	9.6	13,250
256 West 38th Street	Dec. 2012	1	118,815	86.9%	5.1	48,600
229 West 36th Street	Dec. 2012	1	148,894	100.0%	12.0	64,850
350 Bleecker Street	Dec. 2012	1	14,511	100.0%	12.4	10,900
Portfolio, December 31, 2012		16	596,818	96.8%	9.0	350,703

218 West 18th Street	Mar. 2013	1	165,670	83.7%	10.3	112,000
Portfolio, June 30, 2013		17	762,488	94.0%	9.3	$462,703
______________________________

(1)	Remaining lease term in years as of June 30, 2013, calculated on a weighted-average basis.

(2)	Contract purchase price, excluding acquisition related costs.

(3)
Non-controlling interest holders contributed $13.0 million to purchase this portfolio. The Company redeemed $12.0 million of an affiliate's non-controlling interest during the year ended December 31, 2012.

(4)	Non-controlling interest holder retained an equity interest in the property with a value of $0.4 million, which is excluded from the cash purchase price of $31.5 million reported above.
Results of Operations
As of June 30, 2013, we owned 17 properties which were 94.0% leased on a weighted average basis. As of April 1, 2012, we owned ten properties (our "Same Store"), with an aggregate purchase price of $144.9 million, consisting of 191,707 rentable square feet. Accordingly, our results of operations for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012, reflect significant increases in most categories.
Comparison of Three Months Ended June 30, 2013 to Three Months Ended June 30, 2012
Rental Income
Rental income increased $6.6 million to $10.1 million for the three months ended June 30, 2013, from $3.5 million for the three months ended June 30, 2012. The increase in rental income was primarily driven by our acquisitions since April 1, 2012, which resulted in an increase in rental income of $6.5 million for the three months ended June 30, 2013, compared to the three months ended June 30, 2012. Same Store rental income increased $0.1 million due to at new leasing activity at the Interior Design Building.
Operating Expense Reimbursements
Operating expense reimbursements increased $0.6 million to $0.8 million for the three months ended June 30, 2013 from $0.2 million for three months ended June 30, 2012.  Operating expense reimbursements increased in relation to the increase in property operating expenses, as a result our acquisitions since April 1, 2012. Pursuant to many of our lease agreements, tenants are required to pay their pro rata share of certain property operating expenses, in addition to base rent, whereas under certain other lease agreements, the tenants are directly responsible for all operating costs of the respective properties.

Property Operating Expenses
Property operating expenses increased $1.9 million to $2.4 million for the three months ended June 30, 2013, from $0.5 million for the three months ended June 30, 2012.  The increase in property operating expenses related primarily to real estate taxes, maintenance and insurance costs associated with the properties that have been acquired since April 1, 2012, which resulted in an increase of $1.7 million for the three months ended June 30, 2013. Our Same Store property operating expenses increased $0.2 million, primarily as a result of reserves for rents related to the hurricane damage to our 416 Washington Street property.
Operating Fees to Affiliates
Our affiliated Property Manager is entitled to fees for the management of our properties.  Our Property Manager elected to waive these fees for the three months ended June 30, 2013 and 2012.  For the three months ended June 30, 2013 and 2012, we would have incurred property management fees of $0.2 million and $0.1 million, respectively, had these fees not been waived.
Effective July 1, 2012, the payment of asset management fees in cash, shares or restricted stock grants, or any combination thereof to the Advisor was eliminated. Instead the Company expects to issue (if approved by the board of directors) to the Advisor Class B units, which will be forfeited unless certain conditions are met. During the three months ended June 30, 2013, the board of directors approved the issuance of 92,008 Class B units to the Advisor in connection with this arrangement. During the three months ended June 30, 2012, we would have incurred asset management fees of $0.3 million had these fees not been waived.
Acquisition and Transaction Related Expenses
Acquisition and transaction related expense of $(2.4) million for the three months ended June 30, 2013, primarily related to the reimbursement from the Advisor of $2.5 million of insourced acquisition expenses and legal reimbursements that had been incurred on previous acquisitions. During the three months ended June 30, 2012, we incurred $1.1 million of acquisition and transaction related expenses related to the purchase of 1100 Kings Highway for a base cash purchase price of $36.7 million.
General and Administrative Expenses
General and administrative expenses were $0.2 million for the three months ended June 30, 2013, compared to $0.1 million for the three months ended June 30, 2012. The Advisor elected to absorb $0.6 million and $0.1 million of general and administrative expenses during the three months ended June 30, 2013 and 2012, respectively. General and administrative expenses primarily related to board member fees and compensation, affiliated advisory services, insurance and professional fees, which increased to support our larger real estate portfolio.
Depreciation and Amortization Expense
Depreciation and amortization expense increased $4.0 million to $6.0 million for the three months ended June 30, 2013, compared to $1.9 million for the three months ended June 30, 2012. The increase in depreciation and amortization expense related mainly to acquisitions since April 1, 2012, which resulted in additional expense of $3.9 million. Same Store depreciation and amortization expense increased $0.1 million due to capitalized building and tenant improvement projects at the Interior Design Building and the write-off of intangible lease assets at 416 Washington Street.
Interest Expense
Interest expense increased by $1.6 million to $2.7 million for the three months ended June 30, 2013 from $1.1 million for the three months ended June 30, 2012. This increase primarily relates to an increase in mortgage notes payable to $232.9 million with a weighted average effective interest rate of 3.2% as of June 30, 2013, compared to $75.0 million with a weighted average effective interest rate of 4.1% as of June 30, 2012 as well as the associated increased amortization of deferred financing costs.
In addition, the first advance under our credit facility occurred in May 2012. During the three months ended June 30, 2013 and 2012, we incurred interest expense related to our credit facility on an average outstanding balance of $20.0 million and $18.0 million, respectively, with an average variable interest rate of 2.7% and 2.8%, respectively, as well as the associated increased amortization of deferred financing costs.
We view a mix of secured and unsecured financing sources as an efficient and accretive means to acquire properties and manage working capital.  Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the level of proceeds raised in our IPO, the cost of borrowings, and the opportunity to acquire real estate assets which meet our investment objectives.
Net Loss Attributable to Non-Controlling Interests
The net loss attributable to non-controlling interests of approximately $7,000 and $6,000 for the three months ended June 30, 2013 and 2012, respectively, represents the net loss related to our Bleecker Street portfolio and the 163 Washington Avenue Apartments attributable to non-controlling interests, for the period these properties we owned.

Comparison Six Months Ended June 30, 2013 to Six Months Ended June 30, 2012
As of June 30, 2013, we owned 17 properties which were 94.0% leased on a weighted average basis. As of January 1, 2012, we owned nine properties (our "Same Store"), with an aggregate purchase price of $124.2 million, consisting of 148,933 rentable square feet. Accordingly, our results of operations for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012, reflect significant increases in most categories.
Rental Income
Rental income increased $11.8 million to $17.8 million for the six months ended June 30, 2013, from $6.0 million for the six months ended June 30, 2012. The increase in rental income was primarily driven by our acquisitions since January 1, 2012, which resulted in an increase in rental income of $11.5 million for the six months ended June 30, 2013, compared to the six months ended June 30, 2012. Same Store rental income increased $0.3 million due to new leasing activity at the Interior Design Building.
Operating Expense Reimbursements
Operating expense reimbursements increased $1.0 million to $1.4 million for the six months ended June 30, 2013 from $0.4 million for three months ended June 30, 2012.  Operating expense reimbursements increased in relation to the increase in property operating expenses, as a result of our acquisitions since January 1, 2012. Pursuant to many of our lease agreements, tenants are required to pay their pro rata share of certain property operating expenses, in addition to base rent, whereas under certain other lease agreements, the tenants are directly responsible for all operating costs of the respective properties.
Property Operating Expenses
Property operating expenses increased $3.3 million to $4.2 million for the six months ended June 30, 2013, from $0.9 million for the six months ended June 30, 2012.  The increase in property operating expenses related primarily to real estate taxes, maintenance and insurance costs associated with the properties that have been acquired since January 1, 2012, which resulted in an increase of $2.9 million for the six months ended June 30, 2013. Same Store property operating expenses increased $0.2 million, primarily as a result of reserves for rents related to the hurricane damage to our 416 Washington Street property.
The Advisor elected to absorb $0.2 million of property operating expenses during the six months ended June 30, 2012. No such expenses were absorbed during the six months ended June 30, 2013.
Operating Fees to Affiliates
Our affiliated Property Manager is entitled to fees for the management of our properties.  Our Property Manager elected to waive these fees for the six months ended June 30, 2013 and 2012.  For the six months ended June 30, 2013 and 2012, we would have incurred property management fees of $0.4 million and $0.2 million, respectively, had these fees not been waived.
Effective July 1, 2012, the payment of asset management fees in cash, shares or restricted stock grants, or any combination thereof to the Advisor was eliminated. Instead the Company expects to issue (if approved by the board of directors) to the Advisor Class B units, which will be forfeited unless certain conditions are met. During the six months ended June 30, 2013, the board of directors approved the issuance of 164,219 Class B units to the Advisor in connection with this arrangement. During the six months ended June 30, 2012, we would have incurred asset management fees of $0.5 million had these fees not been waived.
Acquisition and Transaction Related Expenses
Acquisition and transaction related expense of $0.4 million for the six months ended June 30, 2013, related to the acquisition of 218 West 18th Street for a base cash purchase price of $112.0 million, partially offset by the reimbursement from the Advisor of $2.5 million of insourced acquisition expenses and legal reimbursements that had been incurred on previous acquisitions. Acquisition and transaction related expense of $1.6 million for the six months ended June 30, 2012, related to the purchase of two properties with a base purchase price of $57.4 million.
General and Administrative Expenses
General and administrative expenses were $0.4 million for the six months ended June 30, 2013, compared to $0.1 million for the six months ended June 30, 2012. The Advisor elected to absorb $1.0 million and $0.3 million of general and administrative expenses during the six months ended June 30, 2013 and 2012, respectively. General and administrative expense primarily related to board member fees and compensation, affiliated advisory services, insurance and professional fees, which increased to support our larger real estate portfolio.

Depreciation and Amortization Expense
Depreciation and amortization expense increased $6.9 million to $10.3 million for the six months ended June 30, 2013, compared to $3.4 million for the six months ended June 30, 2012. The increase in depreciation and amortization expense related mainly to acquisitions since January 1, 2012, which resulted in additional expense of $6.7 million. Same Store depreciation and amortization expense increased $0.2 million due to capitalized building and tenant improvement projects at the Interior Design Building and the write-off of intangible lease assets at 416 Washington Street.
Interest Expense
Interest expense increased by $2.6 million to $4.8 million for the six months ended June 30, 2013 from $2.2 million for the six months ended June 30, 2012. This increase primarily relates to the increase in mortgage notes payable to $232.9 million with a weighted average effective interest rate of 3.2% as of June 30, 2013, compared to $75.0 million with a weighted average effective interest rate of 4.1% as of June 30, 2012 as well as the associated increased amortization of deferred financing costs.
In addition, the first advance under our credit facility occurred in May 2012. During the six months ended June 30, 2013, we incurred interest expense related to our credit facility on an average outstanding balance of $20.0 million with an average variable interest rate of 2.7% as well as the associated increased amortization of deferred financing costs.
These increases were partially offset by a reduction in interest expense related to a note payable during the six months ended June 30, 2012, which was repaid in full in April 2012.
We view a mix of secured and unsecured financing sources as an efficient and accretive means to acquire properties and manage working capital.  Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the level of proceeds raised in our IPO, the cost of borrowings, and the opportunity to acquire real estate assets which meet our investment objectives.
Net Loss (Income) Attributable to Non-Controlling Interests
The net loss (income) attributable to non-controlling interests of approximately $15,000 and $(18,000) during the six months ended June 30, 2013 and 2012, respectively, represents the net loss (income) related to our Bleecker Street portfolio and the 163 Washington Avenue Apartments attributable to non-controlling interests, for the period these properties we owned.
Cash Flows for the Six Months Ended June 30, 2013
For the six months ended June 30, 2013, net cash provided by operating activities was $4.5 million.  The level of cash flows used in or provided by operating activities is affected by the volume of acquisition activity, the timing of interest payments and the amount of borrowings outstanding during the period, as well as the receipt of scheduled rent payments. Cash flows provided by operating activities during the six months ended June 30, 2013 included $0.4 million of acquisition and transaction costs. Cash flows provided by operating activities included a net loss adjusted for non-cash items, resulting in a cash inflow of $10.2 million (net loss of $0.8 million adjusted for depreciation and amortization of tangible and intangible real estate assets and other non-cash charges of $11.0 million). This cash inflow was partially offset by a decrease in accounts payable and accrued expenses of $1.0 million mainly due to the payment of December 2012 acquisition and transaction related expenses, an increase in prepaid expenses and other assets of $4.6 million primarily due to unbilled rent receivables recorded in accordance with accounting for rental income on a straight-line basis, prepaid real estate taxes and deferred leasing costs, and a decrease in deferred rent of approximately $44,000.
Net cash used in investing activities during the six months ended June 30, 2013 of $74.2 million primarily related to $51.2 million for the acquisition of 218 West 18th Street for a base purchase price of $112.0 million, which was partially funded with a $60.0 million mortgage note payable and liabilities assumed at acquisition of $0.8 million for tenant improvements and deposits. Cash used in investing activities also included $2.0 million for capital expenditures and tenant improvements, a $20.0 million deposit for a pending acquisition and $1.1 million for the purchase of investment securities.
Net cash provided by financing activities of $321.9 million during the six months ended June 30, 2013 related to proceeds, net of receivables and repurchases, from the issuance of common stock of $377.8 million. This inflow was partially offset by payments related to offering costs of $38.0 million, repayments of mortgage notes payable of $12.6 million, distributions to stockholders of $4.2 million, payments related to financing costs of $0.6 million, increase in receivables from affiliates of $0.3 million and increases to restricted cash of $0.1 million.
Cash Flows for the Six Months Ended June 30, 2012
For the six months ended June 30, 2012, net cash provided by operating activities was $1.2 million. The level of cash flows used in or provided by operating activities is affected by the volume of acquisition activity, the timing of interest payments and the amount of borrowings outstanding during the period, as well as the receipt of scheduled rent payments. Cash flows provided by operating activities during the six months ended June 30, 2012 included $1.6 million of acquisition and transaction costs. Cash flows provided by operating activities included a net loss adjusted for non-cash items, resulting in a cash inflow of $1.8 million (net loss of $1.8 million adjusted for depreciation and amortization of tangible and intangible real estate assets of

$3.2 million and amortization of deferred financing costs of $0.3 million) as well as a combined increase in accounts payable, accrued expenses and deferred rent of $0.5 million. This cash inflow was partially offset by an increase in prepaid expenses and other assets of $1.0 million primarily due to prepaid real estate taxes as well as unbilled rent receivables recorded in accordance with accounting for rental income on a straight-line basis.
Net cash used in investing activities during the six months ended June 30, 2012 of $57.1 million included $56.9 million for the acquisition of the 42nd Street and Kings Highway portfolios and $0.2 million for capital expenditures at the Interior Design Building.
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
Liquidity and Capital Resources
Our principal demands for funds will continue to be for property acquisitions, either directly or through investment interests, for the payment of operating expenses, distributions to our stockholders and non-controlling interest holders, and for the payment of principal and interest on our outstanding indebtedness. Generally, capital needs for property acquisitions will be met through net proceeds received from the sale of common stock through our ongoing IPO as well as proceeds from our revolving credit facility. We also may from time to time enter into other agreements with third parties whereby third parties will make equity investments in specific properties or groups of properties that we acquire. Expenditures other than property acquisitions and acquisition and transaction-related costs are expected to be covered by cash flows from operations.
We expect to meet our future short-term operating liquidity requirements through a combination of net cash provided by our current property operations and the operations of properties to be acquired in the future, proceeds from the sale of common stock and proceeds from our credit facility.  Management expects that in the future, as our portfolio matures, our properties will cover operating expenses and the payment of our monthly distribution. Other potential future sources of capital include proceeds from secured or unsecured financings from banks or other lenders, proceeds from public and private offerings, proceeds from the sale of properties and undistributed funds from operations.
We expect to continue to raise capital through the sale of our common stock and to utilize the net proceeds from the sale of our common stock and proceeds from our credit facility to complete future property acquisitions. As of June 30, 2013, we had 59.3 million shares of common stock outstanding, including unvested restricted shares, converted Preferred Shares and shares issued under the DRIP. As of June 30, 2013, we had received gross proceeds of $565.3 million and $17.0 million from the sale of shares of common stock and Preferred Shares, respectively.
Our board of directors has adopted a share repurchase plan that enables our stockholders to sell their shares to us under limited circumstances. At the time a stockholder requests a repurchase, we may, subject to certain conditions, repurchase the shares presented for repurchase for cash to the extent we have sufficient funds available to fund such purchase. The following table reflects the cumulative number of shares repurchased as of December 31, 2012 and for the three months ended June 30, 2013:

	Number of Requests	Number of Shares Repurchased	Average Price per Share
Cumulative repurchase requests as of December 31, 2012	11	84,199	$9.56
Six months ended June 30, 2013	12	107,286	9.60
Cumulative repurchase requests as of June 30, 2013 (1)	23	191,485	$9.59
__________________________

(1)	Includes three unfulfilled repurchase requests consisting of 8,347 shares at an average price per share of $9.91, which were approved for repurchase as of June 30, 2013 and completed in July 2013.
As of June 30, 2013, we had cash and cash equivalents of $257.6 million. We expect cash flows from operations and the sale of common stock to be used primarily to invest in additional real estate, pay debt service, pay operating expenses and pay stockholder distributions.

Acquisitions
Our Advisor evaluates potential acquisitions of real estate and real estate-related assets and engages in negotiations with sellers and borrowers on our behalf.  Investors should be aware that after a purchase contract is executed that contains specific terms, the property will not be purchased until the successful completion of due diligence and fully negotiated binding agreements. During this period, we may decide to temporarily invest any unused proceeds from common stock offerings in certain investments that could yield lower returns than the properties. These lower returns may affect our ability to make distributions.
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

Our MFFO calculation complies with the IPA's Practice Guideline described above. In calculating MFFO, we exclude acquisition related expenses, amortization of above and below market leases, fair value adjustments of derivative financial instruments, deferred rent receivables and the adjustments of such items related to non-controlling interests. Under GAAP, acquisition fees and expenses are characterized as operating expenses in determining operating net income. These expenses are paid in cash by us, and therefore such funds will not be available to distribute to investors. All paid and accrued acquisition fees and expenses negatively impact our operating performance during the period in which properties are acquired and will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property. Therefore, MFFO may not be an accurate indicator of our operating performance, especially during periods in which properties are being acquired. MFFO that excludes such costs and expenses would only be comparable to that of non-listed REITs that have completed their acquisition activities and have similar operating characteristics as us. Further, under GAAP, certain contemplated non-cash fair value and other non-cash adjustments are considered operating non-cash adjustments to net income in determining cash flow from operating activities. In addition, we view fair value adjustments of derivatives as items which are unrealized and may not ultimately be realized. We view both gains and losses from dispositions of assets and fair value adjustments of derivatives as items which are not reflective of ongoing operations and are therefore typically adjusted for when assessing operating performance. As disclosed elsewhere in our Prospectus, the purchase of properties, and the corresponding expenses associated with that process, is a key operational feature of our business plan to generate operational income and cash flows in order to make distributions to investors. Acquisition fees and expenses will not be reimbursed by our Advisor if there are no further proceeds from the sale of shares in our offering, and therefore such fees and expenses will need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties or from ancillary cash flows.
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

	Three Months Ended		Six Months Ended
(In thousands)	March 31, 2013	June 30, 2013	June 30, 2013
Net income (loss) attributable to stockholders (in accordance with GAAP)	$(2,794)	$2,019	$(775)
Depreciation and amortization attributable to stockholders	4,246	5,947	10,193
FFO	1,452	7,966	9,418
Acquisition fees and expenses (1)	2,800	(2,434)	366
Amortization of above or accretion of below market leases, net (2)	(70)	(340)	(410)
Mark-to-market adjustments (3)	—	(4)	(4)
Losses from the extinguishment of debts	35	4	39
MFFO	4,217	5,192	9,409
Straight-line rent (4)	(1,373)	(1,528)	(2,901)
MFFO - IPA recommended format	$2,844	$3,664	$6,508
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
During the six months ended June 30, 2013, distributions paid to common stockholders totaled $8.2 million inclusive of $3.9 million of distributions for which common stock was issued under the DRIP.  Distribution payments are dependent on the availability of funds.  Our board of directors may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distribution payments are not assured.
During the six months ended June 30, 2013, cash used to pay our distributions was primarily generated from cash flows provided by operations, issuances of common stock and common stock issued under the DRIP.  We have continued to pay distributions to our stockholders each month since our initial distribution payment in April 2010.  There is no assurance that we will continue to declare distributions at this rate.
The following table shows the sources for the payment of distributions to common stockholders for the period presented:

	Three Months Ended				Six Months Ended
	March 31, 2013		June 30, 2013		June 30, 2013
(In thousands)		Percentage of Distributions		Percentage of Distributions		Percentage of Distributions
Distributions:
Distribution paid in cash	$1,592		$2,624		$4,216
Distributions reinvested	1,502		2,439		3,941
Total distributions	$3,094		$5,063		$8,157
Source of distribution coverage:
Cash flows provided by operations (1)	$—	—%	$4,216	83.2%	$4,216	51.7%
Common stock issued under the DRIP / offering proceeds	1,502	48.5%	2,439	48.2%	3,941	48.3%
Proceeds from issuance of common stock	1,592	51.5%	(1,592)	(31.4)%	—	—%
Proceeds from financings	—	—%	—	—%	—	—%
Total sources of distributions	$3,094	100.0%	$5,063	100.0%	$8,157	100.0%
Cash flows provided by (used in) operations (GAAP basis) (1)	$(1,917)		$6,429		$4,512
Net income (loss) attributable to stockholders (in accordance with GAAP)	$(2,794)		$2,019		$(775)
__________________
(1) Cash flows used in operations for the six months ended June 30, 2013 include acquisition and transaction related expenses of $0.4 million.

The following table compares cumulative distributions paid to cumulative net loss (in accordance with GAAP) for the period from October 6, 2009 (date of inception) through June 30, 2013.

For the Period from October 6, 2009 (date of inception) to
(In thousands)	June 30, 2013
Distributions paid:
Preferred stockholders	$2,158
Common stockholders in cash	8,212
Common stockholders pursuant to DRIP / offering proceeds	7,618
Total distributions paid	$17,988

Reconciliation of net loss:
Revenues	$44,566
Acquisition and transaction-related expenses	(9,442)
Depreciation and amortization	(23,452)
Other operating expenses	(9,148)
Other non-operating expenses	(14,823)
Net income attributable to non-controlling interests	3
Net loss (in accordance with GAAP) (1)	$(12,296)
__________________________________

(1)	Net loss as defined by GAAP includes the non-cash impact of depreciation and amortization expense as well as costs incurred relating to acquisitions and related transactions.
Loan Obligations
The payment terms of our loan obligations require monthly principal and interest payments, with all unpaid principal and interest due at maturity. Our loan agreements stipulate that we comply with specific reporting covenants. As of June 30, 2013, we were in compliance with the debt covenants under our loan agreements.
Our Advisor may, with the approval of our independent directors, seek to borrow short-term capital that, combined with secured mortgage financing, exceeds our targeted leverage ratio. Such short-term borrowings may be obtained from third parties on a case-by-case basis as acquisition opportunities present themselves simultaneous with our capital raising efforts. We view the use of short-term borrowings, including advances under our revolving credit facility, as an efficient and accretive means of acquiring real estate in advance of raising equity capital. Accordingly, we can take advantage of buying opportunities as we expand our fundraising activities. As additional equity capital is obtained, these short-term borrowings and credit facility advances will be repaid. Our secured debt leverage ratio was approximately 50.3% (total secured debt as a percentage of total real estate investments) as of June 30, 2013.
Contractual Obligations
Debt Obligations
The following is a summary of our contractual obligations as of June 30, 2013:

		July 1, 2013 — December 31, 2013	Years Ended December 31,
(In thousands)	Total		2014 — 2015	2016 — 2017	Thereafter
Principal Payments Due:
Mortgage notes payable	$232,945	$60,229	$22,267	$130,897	$19,552
Revolving credit facility	19,995	—	19,995	—	—
	$252,940	$60,229	$42,262	$130,897	$19,552
Interest Payments Due:
Mortgage notes payable	$26,560	$3,677	$12,263	$8,825	$1,795
Revolving credit facility	942	269	673	—	—
	$27,502	$3,946	$12,936	$8,825	$1,795

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

		July 1, 2013 — December 31, 2013	Years Ended December 31,
(In thousands)	Total		2014 — 2015	2016 — 2017	Thereafter
Lease payments due:	$4,049	$43	$172	$172	$3,662
Election as a REIT
We elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with our taxable year ended December 31, 2010. If we continue to qualify for taxation as a REIT, we generally will not be subject to federal corporate income tax to the extent we distribute 90% of our REIT taxable income to our stockholders. REITs are subject to a number of other organizational and operational requirements. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and federal income and excise taxes on our undistributed income. We believe we are organized and operated in such a manner as to continue to qualify to be taxed as a REIT.
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
Off-Balance Sheet Arrangements
On March 30, 2012, we entered into a senior unsecured revolving credit facility in the amount of $40 million. The credit facility contains an "accordion" feature to allow us, under certain circumstances, to increase the aggregate commitments under the credit facility to a maximum of $150 million. The credit facility has a term of 36 months, subject to our right to a 12-month extension. The outstanding balance on the credit facility as of June 30, 2013 was $20.0 million and our unused borrowing capacity was $3.5 million, based on the value of the borrowing base properties as of June 30, 2013.
We have no other off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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
As of June 30, 2013, our debt included fixed-rate secured mortgage notes payable, with a carrying value of $172.9 million and a fair value of $173.5 million. Changes in market interest rates on our fixed-rate debt impact the fair value of the notes, but it has no impact on interest incurred or cash flow. For instance, if interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our obligation to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed–rate debt assumes an immediate 100 basis point move in interest rates from their June 30, 2013 levels, with all other variables held constant.  A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt by $1.6 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt by $1.7 million.
At June 30, 2013 our debt included a variable-rate revolving credit facility and a secured mortgage note payable with a carrying and fair value of $80.0 million. Interest rate volatility associated with this variable-rate credit facility affects interest expense incurred and cash flow. The sensitivity analysis related to our variable-rate debt assumes an immediate 100 basis point move in interest rates from their June 30, 2013 levels, with all other variables held constant. A 100 basis point increase or decrease in variable interest rates on our variable-rate note payable would increase or decrease our interest expense by $0.8 million annually.
These amounts were determined by considering the impact of hypothetical interest rates changes on our borrowing costs, and assuming no other changes in our capital structure.
As the information presented above includes only those exposures that existed as of June 30, 2013, it does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
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
No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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
Our cash flows provided by operations of $4.5 million for the six months ended June 30, 2013 was a shortfall of $3.7 million, or 45.1%, to our distributions paid of $8.2 million (inclusive of $3.9 million of common stock issued under the DRIP) during such period. Additionally, we may in the future pay distributions from sources other than from our cash flows from operations.
Until we acquire additional properties or other real estate-related investments, we may not generate sufficient cash flows from operations to pay distributions. If we are unable to acquire additional properties or other real estate-related investments may result in a lower return on your investment than you expect. If we have not generated sufficient cash flows from our operations and other sources, such as our Advisor's deferral or suspension or waiver of its fees and expense reimbursements, to fund distributions, we may use the proceeds from this offering, from borrowings or from the sale of additional securities. Moreover, our board of directors may change our distribution policy, in its sole discretion, at any time. Distributions made from offering proceeds are a return of capital to stockholders, from which we will have already paid offering expenses in connection our offering. We have not established any limit on the amount of proceeds from our offering that may be used to fund distributions, except that, in accordance with our organizational documents and Maryland law, we may not make distributions that would: (1) cause us to be unable to pay our debts as they become due in the usual course of business; (2) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences, if any; or (3) jeopardize our ability to qualify as a REIT.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
We did not sell any equity securities that were not registered under the Securities Act during the six months ended June 30, 2013.
On September 2, 2010, we commenced our IPO on a "reasonable best efforts" basis of up to 150.0 million shares of common stock at a price of $10.00 per share, subject to certain volume and other discounts, pursuant to the Registration Statement filed with the SEC under the Securities Act. The Registration Statement also covers up to 25.0 million shares available pursuant to a DRIP under which our common stockholders may elect to have their distributions reinvested in additional shares of our common stock at the greater of $9.50 per share or 95% of the estimated value of a share of common stock. On August 2, 2013, we commenced a follow-on offering by filing to register up to 12.5 million shares of common stock at a price of $10.00 per share on a “best efforts” basis and 1.25 million shares of common stock pursuant to the DRIP at $9.50 per share.
As of June 30, 2013, we had 59.3 million shares of common stock outstanding, including unvested restricted shares, converted shares of convertible preferred stock and shares issued under the DRIP. As of June 30, 2013, we had received common stock proceeds of $565.3 million from the sale of 57.3 million shares of common stock, including DRIP and net of redemptions.

The following table reflects the offering costs associated with the issuance of common stock.

Six Months Ended
(In thousands)	June 30, 2013
Selling commissions and dealer manager fees	$37,368
Other offering costs	2,676
Total offering costs	$40,044
The Dealer Manager reallowed the selling commissions and a portion of the dealer manager fees to participating broker-dealers. The following table details the selling commissions incurred and reallowed related to the sale of shares of common stock.

Six Months Ended
(In thousands)	June 30, 2013
Total commissions incurred from the Dealer Manager	$37,368
Less:
Commissions to participating brokers	(22,005)
Reallowance to participating broker dealers	(3,615)
Net to the Dealer Manager	$11,748
As of June 30, 2013, we have incurred $65.7 million of cumulative offering costs in connection with the issuance and distribution of common stock. Offering proceeds of $565.3 million exceeded cumulative offering costs by $499.6 million at June 30, 2013.
The Advisor elected to cap cumulative offering costs incurred by the Company, net of unpaid amounts, to 15% of gross offering proceeds during the offering period. Cumulative offering costs net of unpaid amounts, were less than the 15% threshold as of June 30, 2013. Cumulative offering costs include $54.4 million incurred from our Dealer Manager for dealer manager fees and commissions and $4.2 million from our Advisor, net of the Advisor's reimbursement related to the 15% cap on total offering costs.
We expect to use substantially all of the net proceeds from our IPO to primarily acquire high quality, income-producing commercial real estate in the New York metropolitan area, and, in particular, properties located in New York City, with a focus on office and retail properties. We may also originate or acquire first mortgage loans secured by real estate.  As of June 30, 2013, we have used the net proceeds from our IPO, secured debt financing and revolving credit facility to purchase 17 properties with an aggregate purchase price of $462.7 million.
The following table reflects the cumulative number of shares repurchased as of December 31, 2012 and as of and for the three months ended June 30, 2013:

	Number of Requests	Number of Shares Repurchased	Average Price per Share
Cumulative repurchase requests as of December 31, 2012	11	84,199	$9.56
Six months ended June 30, 2013	12	107,286	9.60
Cumulative repurchase requests as of June 30, 2013 (1)	23	191,485	$9.59
__________________________

(1)	Includes three unfulfilled repurchase requests consisting of 8,347 shares at an average price per share of $9.91, which were approved for repurchase as of June 30, 2013 and completed in July 2013.
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
Brian S. Block
Executive Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: August 13, 2013

EXHIBIT INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
3.1 *	Articles of Amendment and Restatement of American Realty Capital New York Recovery REIT, Inc.
10.53 *	Sale and Purchase Agreement, dated April 30, 2013, by and among the sellers party thereto and THOR 50 VARICK LLC
10.54 *	First Amendment to Sale and Purchase Agreement, dated June 21, 2013, by and among the sellers party thereto and THOR 50 VARICK LLC
10.55 *	Second Amendment to Sale and Purchase Agreement, dated June 25, 2013, by and among the sellers party thereto and THOR 50 VARICK LLC
10.56 *	Third Amendment to Sale and Purchase Agreement, dated July 5, 2013, by and among the sellers party thereto and THOR 50 VARICK LLC
10.57 *	Assignment Agreement, dated July 5, 2013, between THOR 50 VARICK LLC and American Realty Capital New York Recovery REIT, Inc.
10.58 *	Sale-Purchase Agreement, dated June 28, 2013, by and among 333W34 SLG OWNER LLC and ARC NY333W3401, LLC
31.1 *	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 *	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32 *
Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 *
XBRL (eXtensible Business Reporting Language). The following materials from American Realty Capital New York Recovery REIT, Inc.'s Quarterly Report on Form 10-Q for the three months ended June 30, 2013, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this information in furnished and not filed for purpose of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934

_____________________
* Filed herewith