Form 10-Q
period 2013-09-30
AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT INC
filed 2013-11-13
CIK 1474464

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of October 31, 2013, the registrant had 125,941,235 shares of common stock, $0.01 par value per share, outstanding.

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)

	September 30,	December 31,
	2013	2012
ASSETS	(Unaudited)
Real estate investments, at cost:
Land	$208,748	$92,648
Buildings, fixtures and improvements	529,816	229,557
Acquired intangible lease assets	83,102	38,652
Total real estate investments, at cost	821,666	360,857
Less accumulated depreciation and amortization	(32,106)	(12,263)
Total real estate investments, net	789,560	348,594
Cash and cash equivalents	376,552	5,354
Restricted cash	1,490	962
Investment securities, at fair value	1,107	—
Derivatives, at fair value	301	—
Receivable for sales of common stock	10,589	1,123
Due from affiliate, net	500	325
Prepaid expenses and other assets	21,739	4,624
Deferred costs, net	11,346	6,868
Total assets	$1,213,184	$367,850
LIABILITIES AND EQUITY
Mortgage notes payable	$172,831	$185,569
Credit facility	80,000	19,995
Below-market lease liabilities, net	33,299	6,235
Derivatives, at fair value	1,557	1,710
Accounts payable and accrued expenses	23,603	10,058
Deferred rent and other liabilities	1,642	866
Distributions payable	4,987	986
Total liabilities	317,919	225,419
Preferred stock, $0.01 par value; 40,866,376 shares authorized, none issued and outstanding	—	—
Convertible preferred stock, $0.01 par value, 9,133,624 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 300,000,000 shares authorized, 107,781,407 and 19,930,772 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	1,078	199
Additional paid-in capital	945,588	164,972
Accumulated other comprehensive loss	(1,424)	(1,693)
Accumulated deficit	(51,195)	(22,338)
Total stockholders' equity	894,047	141,140
Non-controlling interests	1,218	1,291
Total equity	895,265	142,431
Total liabilities and equity	$1,213,184	$367,850

The accompanying notes are an integral part of these financial statements

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Rental income	$14,476	$3,877	$32,283	$9,876
Operating expense reimbursements	1,252	243	2,677	601
Total revenues	15,728	4,120	34,960	10,477
Operating expenses:
Property operating	3,670	682	7,855	1,532
Operating fees to affiliates	—	—	—	—
Acquisition and transaction related, net	4,273	1,242	4,639	2,884
General and administrative	183	68	547	149
Depreciation and amortization	10,259	2,143	20,531	5,509
Total operating expenses	18,385	4,135	33,572	10,074
Operating income (loss)	(2,657)	(15)	1,388	403
Other expenses:
Interest expense	(2,749)	(1,295)	(7,589)	(3,461)
Interest and investment income	26	—	27	—
Gain (loss) on derivative instrument	—	—	4	(1)
Total other expenses	(2,723)	(1,295)	(7,558)	(3,462)
Net loss	(5,380)	(1,310)	(6,170)	(3,059)
Net loss attributable to non-controlling interests	7	40	22	22
Net loss attributable to stockholders	$(5,373)	$(1,270)	$(6,148)	$(3,037)

Other comprehensive income (loss):
Designated derivatives, fair value adjustment	(1,683)	(586)	450	(861)
Unrealized loss on investment securities, net	(172)	—	(181)	—
Comprehensive loss attributable to stockholders	$(7,228)	$(1,856)	$(5,879)	$(3,898)

Basic and diluted net loss per share attributable to stockholders	$(0.06)	$(0.09)	$(0.12)	$(0.29)

The accompanying notes are an integral part of these financial statements

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
Nine Months Ended September 30, 2013
(In thousands, except share data)
(Unaudited)

	Common Stock			Accumulated Other Comprehensive (Loss)
	Number of Shares	Par Value	Additional Paid-In Capital		Accumulated Deficit	Stockholders' Equity	Non- controlling Interests	Total Equity
Balance, December 31, 2012	19,930,772	$199	$164,972	$(1,693)	$(22,338)	$141,140	$1,291	$142,431
Issuances of common stock	86,986,062	870	856,470	—	—	857,340	—	857,340
Common stock offering costs, commissions and dealer manager fees	—	—	(83,982)	—	—	(83,982)	—	(83,982)
Common stock issued though distribution reinvestment plan	981,471	10	9,314	—	—	9,324	—	9,324
Common stock repurchases	(144,005)	(1)	(1,388)	—	—	(1,389)	—	(1,389)
Share-based compensation	27,107	—	202	—	—	202	—	202
Distributions to non-controlling interest holders	—	—	—	—	—	—	(51)	(51)
Loss allocated to non-controlling interest holders	—	—	—	—	—	—	(22)	(22)
Distributions declared	—	—	—	—	(22,709)	(22,709)	—	(22,709)
Net loss	—	—	—	—	(6,148)	(6,148)	—	(6,148)
Other comprehensive income	—	—	—	269	—	269	—	269
Balance, September 30, 2013	107,781,407	$1,078	$945,588	$(1,424)	$(51,195)	$894,047	$1,218	$895,265

The accompanying notes are an integral part of this financial statement

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net loss attributable to stockholders	$(6,148)	$(3,037)
Adjustments to reconcile net loss attributable to stockholders to net cash provided by operating activities:
Depreciation	14,766	4,330
Amortization of intangibles	5,764	1,179
Amortization of deferred financing costs	1,685	586
Accretion of below-market lease liabilities and amortization of above-market lease assets, net	(1,362)	(323)
Net loss attributable to non-controlling interests	(22)	(22)
Share-based compensation	202	48
Loss (gain) on derivative instruments	(4)	1
Non-controlling interest issued	—	100
Changes in assets and liabilities:
Prepaid expenses and other assets	(8,539)	(1,221)
Accounts payable and accrued expenses	(713)	393
Deferred rent and other liabilities	776	388
Net cash provided by operating activities	6,405	2,422
Cash flows from investing activities:
Investment in real estate and other assets	(348,840)	(88,245)
Deposits for investments in real estate	(10,000)	—
Capital expenditures	(10,488)	(991)
Purchase of investment securities	(1,288)	—
Net cash used in investing activities	(370,616)	(89,236)
Cash flows from financing activities:
Payments on notes payable	—	(5,933)
Proceeds from mortgage notes payable	—	31,565
Payments on mortgage notes payable	(72,738)	(324)
Proceeds from credit facility	80,000	42,500
Payments on credit facility	(19,995)	(28,500)
Proceeds from issuance of common stock	847,874	80,134
Repurchases of common stock	(1,413)	(172)
Payments of offering costs and fees related to stock issuances	(83,298)	(7,248)
Payments of deferred financing costs	(4,883)	(2,923)
Distributions paid	(9,384)	(2,247)
Due from affiliate	(175)	(31)
Distributions to non-controlling interest holders	(51)	(464)
Payments to non-controlling interest holder	—	(12,000)
Restricted cash	(528)	(866)
Net cash provided by financing activities	735,409	93,491
Net increase in cash and cash equivalents	371,198	6,677
Cash and cash equivalents, beginning of period	5,354	10,222
Cash and cash equivalents, end of period	$376,552	$16,899

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Supplemental disclosures:
Cash paid for interest	$5,701	$2,789
Cash paid for income taxes	9	15
Non-cash investing and financing activities:
Mortgage notes payable used to acquire investments in real estate	$60,000	$—
Non-controlling interest retained by seller	—	380
Common stock issued through distribution reinvestment plan	9,324	2,083

The accompanying notes are an integral part of these financial statements

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

Note 1 — Organization
American Realty Capital New York Recovery REIT, Inc. (the "Company"), incorporated on October 6, 2009, is a Maryland corporation that qualified as a real estate investment trust for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2010.  On September 2, 2010, the Company commenced its initial public offering (the "IPO") on a "reasonable best efforts" basis of up to 150.0 million shares of common stock, $0.01 par value per share, at a price of $10.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form S-11, as amended (File No. 333-163069) (the "Registration Statement") filed with the U.S. Securities and Exchange Commission (the "SEC") under the Securities Act of 1933, as amended (the "Securities Act"). The Registration Statement also covers up to 25.0 million shares available pursuant to a distribution reinvestment plan (the "DRIP") under which the Company's common stockholders may elect to have their distributions reinvested in additional shares of the Company's common stock at the greater of $9.50 per share or 95% of the estimated value of a share of common stock. On August 2, 2013, the Company filed a Registration Statement on Form S-11 with the SEC to register a follow-on offering of up to 12.5 million shares of common stock at a price of $10.00 per share on a “reasonable best efforts” basis and 1.25 million shares of common stock pursuant to the DRIP at $9.50 per share.
As of September 30, 2013, the Company had 107.8 million shares of common stock outstanding, including unvested restricted shares, converted shares of convertible preferred stock (the "Preferred Shares") and shares issued under the DRIP. As of September 30, 2013, the Company had received total proceeds from the IPO and the DRIP of $1.0 billion from the sale of 105.8 million shares of common stock, including shares issued under the DRIP.  In addition, the Company sold 2.0 million Preferred Shares for gross proceeds of $17.0 million in a private placement pursuant to Rule 506 of Regulation D of the Securities Act (the "Preferred Offering"), which terminated on September 2, 2010, the effective date of the Registration Statement. On December 15, 2011, the Company exercised its option to convert the Preferred Shares into 2.0 million shares of common stock on a one-for-one basis. As of September 30, 2013, the aggregate value of all issuances and subscriptions of common stock outstanding was $1.1 billion based on a per share value of $10.00 (or $9.50 for shares issued under the DRIP).
The Company was formed to acquire income-producing commercial real estate in the New York metropolitan area, and, in particular, properties located in New York City, with a focus on office and retail properties. All such properties may be acquired and operated by the Company alone or jointly with another party. The Company may also originate or acquire first mortgage loans secured by real estate.  The Company purchased its first property and commenced active operations in June 2010.  As of September 30, 2013, the Company owned 19 properties consisting of 1.3 million rentable square feet, which were 96.2% leased on a weighted average basis with a weighted average remaining lease term of 9.9 years.
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
Note 2 — Summary of Significant Accounting Policies
The accompanying consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results for the entire year or any subsequent interim period.

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of, and for the year ended December 31, 2012, which are included in the Company's Annual Report on Form 10-K filed with the SEC on March 7, 2013. There have been no significant changes to the Company's significant accounting policies during the nine months ended September 30, 2013, other than the updates described below and the subsequent notes.
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

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

Note 3 — Real Estate Investments
 The following table presents the allocation of the assets acquired and liabilities assumed during the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30,
(Dollar amounts in thousands)	2013	2012
Real estate investments, at cost:
Land	$116,100	$23,369
Buildings, fixtures and improvements	289,771	62,845
Total tangible assets	405,871	86,214
Acquired intangibles:
In-place leases	38,001	5,590
Above-market lease assets	7,726	261
Below-market lease liabilities	(29,159)	(2,758)
Total acquired intangibles	16,568	3,093
Total assets acquired, net	422,439	89,307
Mortgage notes payable used to acquire investments in real estate	(60,000)	—
Non-controlling interest retained by seller	—	(380)
Other liabilities assumed	(13,599)	(682)
Cash paid for acquired real estate investments	$348,840	$88,245
Number of properties purchased	3	3
All of the Company's properties are located in the New York metropolitan area. The following table reflects the number and aggregate purchase prices of properties acquired during the nine months ended September 30, 2013 and the years ended December 31, 2012, 2011 and 2010:

	Number of Properties	Base Purchase Price
		(in thousands)
Year ended December 31, 2010	4	$66,250
Year ended December 31, 2011	5	57,926
Year ended December 31, 2012	7	226,527
Nine months ended September 30, 2013	3	422,439
Total portfolio as of September 30, 2013	19	$773,142
The following table presents pro forma information as if the acquisitions during the nine months ended September 30, 2013, had been consummated on January 1, 2012. Additionally, the unaudited pro forma net loss attributable to stockholders was adjusted to reclass acquisition and transaction related expenses of $7.0 million from the nine months ended September 30, 2013 to the nine months ended September 30, 2012.

	Nine Months Ended September 30,
(In thousands)	2013	2012
Pro forma revenues	$53,791	$39,543
Pro forma net income (loss) attributable to stockholders	$862	$(9,894)

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

The following table presents future minimum base rent cash payments due to the Company subsequent to September 30, 2013.  These amounts exclude contingent rental payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes among other items.

(In thousands)	Future Minimum Base Rent Payments
October 1, 2013 — December 31, 2013	$11,781
2014	50,803
2015	49,590
2016	50,092
2017	49,382
Thereafter	398,386
$610,034
The following table lists the tenants (including for this purpose, all affiliates of such tenants) whose annualized rental income on a straight-line basis represented greater than 10% of total annualized rental income for all portfolio properties on a straight-line basis as of September 30, 2013 and 2012:

		September 30,
Property Portfolio	Tenant	2013	2012
333 West 34th Street	The Segal Company (Eastern States) Inc	14.9%	*
50 Varick Street	Spring Studios New York LLC	10.8%	*
_____________________
* Tenant's annualized rental income on a straight-line basis was not greater than 10% of total annualized rental income for all portfolio properties as of the period specified.
The termination, delinquency or non-renewal of the above tenants may have a material adverse effect on revenues. No other tenant represents more than 10% of annualized rental income as of September 30, 2013 and 2012.
Note 4 — Investment Securities
As of September 30, 2013, the Company had investments in redeemable preferred stock, with a fair value of $1.1 million. These investments are considered available-for-sale securities and therefore increases or decreases in the fair value of these investments are recorded in accumulated other comprehensive income as a component of equity on the consolidated balance sheet unless the securities are considered to be permanently impaired at which time the losses would be reclassified to expense.
The following table details the unrealized losses on investment securities as of September 30, 2013. The Company did not have any such investments as of December 31, 2012.

	September 30, 2013
(In thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities	$1,288	$—	$(181)	$1,107
Unrealized losses as of September 30, 2013 were considered temporary and therefore no impairment was recorded during the three and nine months ended September 30, 2013.
The Company's preferred stock investments are redeemable at the respective issuer's option after five years from issuance.

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

Note 5 — Credit Facility
On March 30, 2012, the Company entered into a senior unsecured revolving credit facility in the amount of $40.0 million. The credit facility generally bore interest at a floating rate equal to LIBOR plus 2.50%, subject to adjustment as set forth in the credit agreement, and included an unused commitment fee per annum of (a) 0.2% if the unused balance of the facility was equal to or less than 50% of the available facility and (b) 0.3% if the unused balance of the facility exceeded 50% of the available facility. The credit facility had a term of 36 months, however, it was superseded by the following facility described below.
On August 20, 2013, the Company entered into a $220.0 million credit facility, which provides for aggregate revolving loan borrowings of up to $110.0 million and aggregate term loan borrowings of up to $110.0 million. The credit facility contains an "accordion" feature to allow the Company, under certain circumstances, to increase the aggregate commitments under the credit facility to a maximum of $325.0 million. The term loan component of the credit facility matures in August 2018 and the revolving loan component matures in August 2016. Both the term loan component and the revolving loan component of the credit facility contain extension options to obtain additional commitments in minimum increments of $25.0 million, provided aggregate borrowings under the credit facility do not exceed $325.0 million.
The Company has the option, based upon its corporate leverage, its consolidated net worth and a minimum number of properties in the borrowing base, to have the credit facility priced at either: (a) LIBOR, plus an applicable margin that ranges from 1.50% to 2.75%; or (b) the Base Rate (as defined below), plus an applicable margin that ranges from 0.50% to 1.75%. Base Rate is defined in the credit facility as the greatest of (i) the fluctuating annual rate of interest announced from time to time by the lender as its “prime rate,” (ii) 0.50% above the federal funds effective rate and (iii) 1.00% above the applicable one-month LIBOR. The outstanding balance on the term loan component of the credit facility as of September 30, 2013 was $80.0 million with an interest rate of 3.28%, the LIBOR portion of which is fixed with an interest rate swap agreement. There were no advances outstanding under the revolving component of the credit facility as of September 30, 2013. The unused borrowing capacity, based on the value of the borrowing base properties as of September 30, 2013, was $77.9 million. Availability of borrowings is based on a pool of eligible unencumbered real estate assets.
The credit facility provides for monthly interest payments for each Base Rate loan and periodic payments for each LIBOR loan, based upon the applicable LIBOR loan period, with all principal outstanding being due on the maturity date. The credit facility may be prepaid at any time, in whole or in part, without premium or penalty. In the event of a default, the lenders have the right to terminate their obligations under the credit facility and to accelerate the payment on any unpaid principal amount of all outstanding loans.
The credit facility requires the Company to meet certain financial covenants, including the maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios) as well as the maintenance of a minimum net worth. As of September 30, 2013, the Company was in compliance with the debt covenants under the credit facility agreement.

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

Note 6 — Mortgage Notes Payable
The Company's mortgage notes payable as of September 30, 2013 and December 31, 2012 consist of the following:

		Outstanding Loan Amount
Portfolio	Encumbered Properties	September 30, 2013	December 31, 2012	Effective Interest Rate		Interest Rate	Maturity
		(In thousands)	(In thousands)
Interior Design Building	1	$20,675	$20,949	4.4%		Fixed	Dec. 2021
367 - 387 Bleecker Street	3	21,300	21,300	4.3%		Fixed	Dec. 2015
Foot Locker	1	3,250	3,250	4.6%		Fixed	Jun. 2016
Regal Parking Garage	1	3,000	3,000	4.5%		Fixed	Jul. 2016
Duane Reade	1	8,400	8,400	3.6%		Fixed	Nov. 2016
416 Washington Street	1	4,853	4,917	4.4%		Fixed	Dec. 2021
One Jackson Square	1	13,000	13,000	3.4%	(1)	Fixed	Dec. 2016
350 West 42nd Street	1	11,365	11,365	3.4%		Fixed	Aug. 2017
1100 Kings Highway	1	20,200	20,200	3.4%	(1)	Fixed	Aug. 2017
1623 Kings Highway	1	7,288	7,288	3.3%	(1)	Fixed	Nov. 2017
256 West 38th Street	1	24,500	24,500	3.1%	(1)	Fixed	Dec. 2017
256 West 38th Street	—	—	2,400	5.3%	(2)	Variable	Dec. 2013
229 West 36th Street	1	35,000	35,000	2.9%	(1)	Fixed	Dec. 2017
229 West 36th Street	—	—	10,000	5.3%	(2)	Variable	Dec. 2013
	14	$172,831	$185,569	3.6%	(3)
______________________

(1)	Fixed through an interest rate swap agreement.

(2)	These variable rate mezzanine loans were repaid in full in January 2013.

(3)	Calculated on a weighted average basis for all mortgages outstanding as of September 30, 2013.
The following table summarizes the scheduled aggregate principal payments subsequent to September 30, 2013:

(In thousands)	Future Minimum Principal Payments
October 1, 2013 — December 31, 2013	$115
2014	473
2015	21,794
2016	28,167
2017	102,730
Thereafter	19,552
Total	$172,831
Some of the Company's mortgage notes payable agreements require compliance with certain property-level financial covenants including debt service coverage ratios. As of September 30, 2013 and December 31, 2012, the Company was in compliance with the financial covenants under its mortgage note agreements.

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of September 30, 2013 and December 31, 2012, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company's derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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
The following table presents information about the Company's assets and liabilities (including derivatives that are presented net) measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012, aggregated by the level in the fair value hierarchy within which those instruments fall:

(In thousands)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
September 30, 2013
Interest rate swaps, net	$—	$(1,256)	$—	$(1,256)
Investment securities	$1,107	$—	$—	$1,107
December 31, 2012
Interest rate swaps	$—	$(1,710)	$—	$(1,710)
Investment securities	$—	$—	$—	$—
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets. There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the nine months ended September 30, 2013.

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

The Company is required to disclose the fair value of financial instruments for which it is practicable to estimate that value. The fair value of short-term financial instruments such as cash and cash equivalents, restricted cash, prepaid expenses and other assets, due from affiliates, notes payable, accounts payable and distributions payable approximates their carrying value on the consolidated balance sheet due to their short-term nature. The fair values of the Company's financial instruments that are not reported at fair value on the consolidated balance sheet are reported below.

		Carrying Amount at	Fair Value at	Carrying Amount at	Fair Value at
(In thousands)	Level	September 30, 2013	September 30, 2013	December 31, 2012	December 31, 2012
Mortgage notes payable	3	$172,831	$173,577	$185,569	$185,621
Credit facility	3	$80,000	$80,000	$19,995	$19,995
The fair value of mortgage notes payable and the fixed-rate portions of term loans on the credit facility are estimated using a discounted cash flow analysis, based on the Advisor's experience with similar types of borrowing arrangements. Advances under the credit facility with interest rates which vary are considered to be reported at fair value.
Note 8 — Derivatives and Hedging Activities
Risk Management Objective of Using Derivatives
The Company may use derivative financial instruments, including interest rate swaps, caps, collars, options, floors and other interest rate derivative contracts, to hedge all or a portion of the interest rate risk associated with its borrowings. The principal objective of such arrangements is to minimize the risks and costs associated with the Company's operating and financial structure as well as to hedge specific anticipated transactions. The Company does not intend to utilize derivatives for speculative or other purposes other than interest rate risk management. The use of derivative financial instruments carries certain risks, including the risk that the counterparties to these contractual arrangements will not be able to perform under the agreements. To mitigate this risk, the Company only enters into derivative financial instruments with counterparties with high credit ratings and with major financial institutions with which the Company and its affiliates may also have other financial relationships. The Company does not anticipate that any of the counterparties will fail to meet their obligations.
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
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company's variable-rate debt. During the next 12 months, the Company estimates that an additional $2.0 million will be reclassified from other comprehensive income as an increase to interest expense.
As of September 30, 2013 and December 31, 2012, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk.

	September 30, 2013		December 31, 2012
Interest Rate Derivative	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Interest rate swaps	6	$179,988	5	$99,988

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the consolidated balance sheets as of September 30, 2013 and December 31, 2012:

(In thousands)	Balance Sheet Location	September 30, 2013	December 31, 2012
Derivatives designated as hedging instruments:
Interest rate swaps	Derivative assets, at fair value	$301	$—
Interest rate swaps	Derivative liabilities, at fair value	$(1,557)	$(1,710)
Derivatives in Cash Flow Hedging Relationships
The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the three and nine months ended September 30, 2013 and 2012.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2013	2012	2013	2012
Amount of loss recognized in accumulated other comprehensive loss from interest rate derivatives (effective portion)	$(2,048)	$(654)	$(349)	$(1,004)
Amount of loss reclassified from accumulated other comprehensive loss into income as interest expense (effective portion)	$(365)	$(68)	$(799)	$(143)
Amount of income (loss) recognized in gain (loss) on derivative instruments (ineffective portion and amount excluded from effectiveness testing)	$—	$—	$4	$(1)
Offsetting Derivatives
The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company's derivatives as of September 30, 2013 and December 31, 2012. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the accompanying balance sheets.

				Gross Amounts Not Offset on the Balance Sheet
Derivatives (In thousands)	Gross Amounts of Recognized Assets	Gross Amounts of Recognized Liabilities	Net Amounts of Assets (Liabilities) presented on the Balance Sheet	Financial Instruments	Cash Collateral Posted	Net Amount
September 30, 2013	$301	$(1,557)	$(1,256)	$—	$—	$(1,256)
December 31, 2012	$—	$(1,710)	$(1,710)	$—	$—	$(1,710)
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

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

As of September 30, 2013, the fair value of derivatives in a net liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $1.7 million. As of September 30, 2013, the Company has not posted any collateral related to its agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at the aggregate termination value of $1.7 million at September 30, 2013.
Note 9 — Common Stock
As of September 30, 2013 and December 31, 2012, the Company had 107.8 million and 19.9 million shares of common stock outstanding, respectively, including unvested restricted stock, converted Preferred Shares and shares issued under the DRIP.
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
The following table reflects the cumulative number of common shares repurchased as of December 31, 2012 and as of and for the nine months ended September 30, 2013:

	Number of Requests	Number of Shares Repurchased	Average Price per Share
Cumulative repurchase requests as of December 31, 2012	11	84,199	$9.56
Nine months ended September 30, 2013	18	144,005	9.65
Cumulative repurchase requests as of September 30, 2013 (1)	29	228,204	$9.62
__________________________

(1)
Includes six unfulfilled repurchase requests consisting of 36,719 shares at an average price per share of $9.79, which were approved for repurchase as of September 30, 2013 and completed in October 2013. This liability is included in accounts payable and accrued expenses on the Company's consolidated balance sheets.

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
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

(In thousands)	Future minimum base rent payments
October 1, 2013 — December 31, 2013	$22
2014	86
2015	86
2016	86
2017	86
Thereafter	3,662
$4,028
Litigation
 In the ordinary course of business, the Company may become subject to litigation or claims. As of September 30, 2013, there are no material legal proceedings pending or known to be contemplated against the Company.
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
Hurricane Sandy
None of the properties owned by the Company suffered any structural damage as a result of Hurricane Sandy. The properties owned by the Company remained fully operational except for the four retail condominiums located at 416 Washington Street in the Tribeca neighborhood of Manhattan. The property remained without full electrical power capacity and its tenants were not permitted to operate until electrical power was fully restored and authorization to recommence operations was received by the applicable New York municipal authorities. Effective April 18, 2013, pursuant to such authorities, the tenants were allowed to reoccupy their units and recommence operations, with the exception of the garage which required additional repairs that were completed in September 2013. The Company recorded an insurance deductible expense of $0.1 million during the year ended December 31, 2012 and $0.4 million of bad debt expense during the nine months ended September 30, 2013 related to the lease termination of the garage tenant. Hurricane damage also resulted in the termination of another lease at this property, however, the Company expects, but cannot guarantee, insurance proceeds to cover lost rents related to this lease through April 17, 2014.

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

Note 11 — Related Party Transactions and Arrangements
New York Recovery Special Limited Partnership, LLC, an entity wholly owned by the Sponsor, owned 20,000 shares of the Company's outstanding common stock as of September 30, 2013 and December 31, 2012.
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

	Three Months Ended		Nine Months Ended		Payable as of
	September 30,		September 30,		September 30,	December 31,
(In thousands)	2013	2012	2013	2012	2013	2012
Total commissions and fees incurred from Dealer Manager	$41,035	$2,908	$78,403	$7,858	$778	$93
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

	Three Months Ended		Nine Months Ended		Payable as of
	September 30, 2013		September 30, 2013		September 30,	December 31,
(In thousands)	2013	2012	2013	2012	2013	2012
Fees and expense reimbursements incurred from the Advisor and Dealer Manager (1)	$2,229	$669	$3,636	$(2,510)	$217	$83
__________________
(1) The Advisor elected to reimburse offering costs in excess of 15% of proceeds from the sale of common stock. This cash reimbursement was recorded during the three months ended March 31, 2012 and paid in April 2012.

The Company is responsible for offering and related costs from its IPO up to a maximum of 1.5% of gross proceeds received from the IPO, excluding commissions and dealer manager fees, measured at the end of the IPO. Offering costs in excess of the 1.5% cap as of the end of the offering are the Advisor's responsibility. As of September 30, 2013, offering and related costs did not exceed 1.5% of gross proceeds received from the IPO. Commencing in the first quarter of 2012, the Advisor elected to cap cumulative offering costs incurred by the Company, net of unpaid amounts, to 15% of common stock proceeds during the offering period. To comply with this policy, the Advisor reimbursed the Company $4.7 million in cash during the year ended December 31, 2012, for offering related costs. As of September 30, 2013, cumulative offering costs were $109.6 million. Cumulative offering costs net of unpaid amounts, were less than the 15% threshold as of September 30, 2013.

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

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
The Company pays the Advisor an asset management fee equal to 0.75% per annum of the cost of the Company's assets (cost includes the purchase price, acquisition expenses, capital expenditures and other customarily capitalized costs, but excludes acquisition fees) plus costs and expenses incurred by the Advisor in providing asset management services; provided, however, that the asset management fee is reduced by any amounts payable to the Property Manager as an oversight fee, such that the aggregate of the asset management fee and the oversight fee does not exceed 0.75% per annum of the cost of the Company's assets plus costs and expenses incurred by the Advisor in providing asset management services. Prior to July 1, 2012, this fee was payable in monthly installments, at the discretion of the Company's board, in cash, common stock or restricted stock grants, or any combination thereof.  Effective July 1, 2012, the payment of asset management fees in monthly installments in cash, shares or restricted stock grants, or any combination thereof to the Advisor was eliminated. Instead the Company expects to issue (subject to periodic approval by the board of directors) to the Advisor performance-based restricted partnership units of the OP designated as "Class B units," which are intended to be profits interests and will vest, and no longer be subject to forfeiture, at such time as: (x) the value of the OP's assets plus all distributions made equals or exceeds the total amount of capital contributed by investors plus a 6.0% cumulative, pre-tax, non-compounded annual return thereon (the "economic hurdle"); (y) any one of the following occurs: (1) the termination of the advisory agreement by an affirmative vote of a majority of the Company's independent directors without cause; (2) a listing; or (3) another liquidity event; and (z) the Advisor is still providing advisory services to the Company (the "performance condition"). Such Class B units will be forfeited immediately if: (a) the advisory agreement is terminated other than by an affirmative vote of a majority of the Company's independent directors without cause; or (b) the advisory agreement is terminated by an affirmative vote of a majority of the Company's independent directors without cause before the economic hurdle has been met. When and if approved by the board of directors, the Class B units are expected to be issued to the Advisor quarterly in arrears pursuant to the terms of the limited partnership agreement of the OP. As of September 30, 2013, the Company cannot determine the probability of achieving the performance condition. The value of issued Class B units will be determined and expensed, when the Company deems the achievement of the performance condition to be probable. The Advisor will receive distributions on unvested Class B units equal to the distribution rate received on the Company's common stock. Such distributions on issued Class B units are included in general and administrative expenses in the consolidated statement of operations and comprehensive income until the performance condition is considered probable to occur. During the three and nine months ended September 30, 2013 the board of directors approved the issuance of 91,296 and 255,515 Class B units, respectively, to the Advisor in connection with this arrangement.
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
September 30, 2013
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
The following table details amounts incurred, forgiven and contractually due in connection with the operations related services described above as of and for the periods presented:

	Three Months Ended September 30,				Nine Months Ended September 30,				Payable as of
	2013		2012		2013		2012		September 30,	December 31,
(In thousands)	Incurred	Forgiven	Incurred	Forgiven	Incurred	Forgiven	Incurred	Forgiven	2013	2012
One-time fees and reimbursements:
Acquisition fees and related cost reimbursements (1)	$3,111	$—	$483	$—	$2,286	$—	$1,380	$—	$—	$2,018
Financing coordination fees	1,650	—	267	—	2,100	—	572	—	—	539
Ongoing fees:
Asset management fees (2)	—	—	—	—	—	—	—	540	—	—
Property management and leasing fees	—	211	—	135	—	582	—	341	—	—
Strategic advisory fees	315	—	—	—	920	—	—	—	—	—
Distributions on Class B units	39	—	—	—	79	—	—	—	—	—
Total related party operational fees and reimbursements	$5,115	$211	$750	$135	$5,385	$582	$1,952	$881	$—	$2,557
___________________________________________

(1)	In June 2013, the Advisor elected to reimburse the Company $2.5 million for acquisition and legal expenses incurred.

(2)
Asset management fees through June 30, 2012, were waived.  Effective July 1, 2012, the Company began issuing to the Advisor restricted performance-based Class B units for asset management services, which will be forfeited immediately if certain conditions occur.

The Company will reimburse the Advisor's costs and expenses of providing services, subject to the limitation that it will not reimburse the Advisor for any amount by which the Company's total operating expenses (as defined in the Company's charter and advisory agreement) for the four preceding fiscal quarters exceeds the greater of (a) 2.0% of average invested assets and (b) 25.0% of net income other than any additions to reserves for depreciation, bad debt or other similar non cash reserves and excluding any gain from the sale of assets for that period.  Additionally, the Company will not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives a separate fee.  No reimbursement was incurred from the Advisor for providing administrative services for the three and nine months ended September 30, 2013 or 2012.
In order to improve operating cash flows and the ability to pay distributions from operating cash flows, the Advisor agreed to waive certain fees including asset management and property management fees. Because the Advisor waived certain fees, cash flow from operations that would have been paid to the Advisor was available to pay distributions to stockholders.  The fees that were forgiven are not deferrals and accordingly, will not be paid to the Advisor in cash. Additionally, to improve the Company's working capital, the Advisor may elect to absorb a portion of the Company's expenses. The following table details property operating and general and administrative expenses absorbed by the Advisor during the three and nine months ended September 30, 2013 and 2012. These costs are presented net in the accompanying consolidated statements of operations and comprehensive loss.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2013	2012	2013	2012
Property operating expenses absorbed	$—	$—	$—	$170
General and administrative expenses absorbed	500	156	1,450	470
Total expenses absorbed	$500	$156	$1,450	$640
The Company had a receivable from affiliates of $0.5 million and $0.3 million at September 30, 2013 and December 31, 2012, respectively, related to absorbed property operating and general and administrative expenses.

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
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
Fees Paid in Connection with the Liquidation or Listing of the Company's Real Estate Assets
For substantial assistance in connection with the sale of properties, the Company will pay the Advisor a property disposition fee, not to exceed the lesser of 2.0% of the contract sale price of the property and 50% of the competitive real estate commission paid if a third party broker is also involved; provided, however that in no event may the property disposition fee paid to the Advisor when added to real estate commissions paid to unaffiliated third parties exceed the lesser of 6.0% of the contract sales price and a competitive real estate commission. For purposes of the foregoing, "competitive real estate commission" means a real estate brokerage commission for the purchase or sale of a property which is reasonable, customary and competitive in light of the size, type and location of the property. No such fees were incurred or paid for the three and nine months ended September 30, 2013 or 2012.
An affiliate of the Advisor will receive from time to time, when available, a subordinated participation in the net sales proceeds from the sale of assets of 15.0% of the remaining net sale proceeds after return of capital contributions to investors plus payment to investors of an annual 6.0% cumulative, pre-tax non-compounded return on the capital contributed by investors.  No such amounts were incurred or paid for the three and nine months ended September 30, 2013 or 2012.
Upon the listing of the Company's common stock, an affiliate of the Advisor will receive a non-interest-bearing promissory note equal to 15.0% of the amount, if any, by which the sum of the Company's market value plus distributions paid by the Company prior to listing exceeds the sum of the aggregate capital contributed by investors plus an amount equal to an annual 6.0% cumulative, non-compounded return to investors. No such amounts were incurred or paid for the three and nine months ended September 30, 2013 and 2012.
Upon termination of the advisory agreement, an affiliate of the Advisor shall be entitled to a subordinated termination fee payable in the form of a non-interest-bearing promissory note. In addition, the affiliate of the Advisor may elect to defer its right to receive a subordinated termination amount until either a listing or other liquidity event occurs.
Note 12 — Economic Dependency
Under various agreements, the Company has engaged or will engage the Advisor, its affiliates and entities under common ownership with the Advisor to provide certain services that are essential to the Company, including asset management services, supervision of the management and leasing of properties owned by the Company, asset acquisition and disposition decisions, the sale of shares of the Company's common stock available for issue, transfer agency services as well as other administrative responsibilities for the Company including accounting services, transaction management and investor relations.
As a result of these relationships, the Company is dependent upon the Advisor and its affiliates. In the event that these companies are unable to provide the Company with the respective services, the Company will be required to find alternative providers of these services.
Note 13 — Share-Based Compensation
Stock Option Plan
The Company has a stock option plan (the "Plan") which authorizes the grant of nonqualified stock options to the Company's independent directors, officers, advisors, consultants and other personnel, subject to the absolute discretion of the board of directors and the applicable limitations of the Plan. The exercise price for all stock options granted under the Plan will be fixed at $10.00 per share until the termination of the IPO, and thereafter the exercise price for stock options granted to the independent directors will be equal to the fair market value of a share on the last business day preceding the annual meeting of stockholders. Upon a change in control, unvested options will become fully vested and any performance conditions imposed with respect to the options will be deemed to be fully achieved.  A total of 0.5 million shares have been authorized and reserved for issuance under the Plan. As of September 30, 2013 and December 31, 2012, no stock options were issued under the Plan.

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
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
Restricted share awards entitle the recipient to receive shares of common stock from the Company under terms that provide for vesting over a specified period of time or upon attainment of pre-established performance objectives. Such awards would typically be forfeited with respect to the unvested shares upon the termination of the recipient's employment or other relationship with the Company. Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of restricted shares may receive cash distributions prior to the time that the restrictions on the restricted shares have lapsed. Any distributions payable in common shares shall be subject to the same restrictions as the underlying restricted shares. The following table displays restricted share award activity during the nine months ended September 30, 2013:

	Number of Restricted Shares	Weighted-Average Issue Price
Unvested, December 31, 2012	19,800	$9.55
Granted	9,000	9.00
Vested	(4,800)	9.63
Forfeited	—	—
Unvested, September 30, 2013	24,000	$9.33
The fair value of the restricted shares, based on the per share price in the IPO, will be expensed over the vesting period of five years. Compensation expense related to restricted stock was $16,000 and $12,000 for the three months ended September 30, 2013 and 2012, respectively. Compensation expense related to restricted stock was $40,000 and $28,000 for the nine months ended September 30, 2013 and 2012, respectively.
Other Share-Based Compensation
The Company may issue common stock in lieu of cash to pay fees earned by the Company's directors at the respective director's election. There are no restrictions on the shares issued. The following table reflects the shares of common stock issued to directors in lieu of cash compensation:

	Nine Months Ended September 30,
	2013	2012
Shares issued in lieu of cash	18,107	2,222
Value of shares issued in lieu of cash (in thousands)	$162	$20

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

Note 14 — Net Loss Per Share
The following is a summary of the basic and diluted net loss per share computations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share and per share data)	2013	2012	2013	2012
Net loss attributable to stockholders	$(5,373)	$(1,270)	$(6,148)	$(3,037)
Weighted average shares outstanding, basic and diluted	83,841,078	13,508,525	49,902,303	10,509,721
Net loss per share attributable to stockholders, basic and diluted	$(0.06)	$(0.09)	$(0.12)	$(0.29)

Diluted net income (loss) per share assumes the conversion of all common share equivalents into an equivalent number of common shares, unless the effect is antidilutive.  The Company considers unvested restricted stock, Preferred Shares, units of limited partner interests in the OP ("OP units") and Class B units to be common share equivalents. The following common stock equivalents were excluded from diluted income (loss) per share computations as their effect would have been antidilutive for the three and nine months ended September 30, 2013 and 2012:

	September 30,
	2013	2012
Unvested restricted stock	24,000	19,800
OP units	200	200
Class B units	299,483	—
Total anti-dilutive common share equivalents	323,683	20,000
Note 15 — Non-Controlling Interests
The Company is the sole general partner of the OP and holds the majority of OP units. The Advisor, a limited partner, holds 200 OP units, which represents a nominal percentage of the aggregate OP ownership. A holder of OP units has the right to convert OP units for the cash value of a corresponding number of shares of the Company's common stock or, at the Company's option, a corresponding number of shares of the Company's common stock, in accordance with the limited partnership agreement of the OP. The remaining rights of the holders of OP units are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP's assets.
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
The non-controlling members' aggregate initial investment balance of $13.0 million has been reduced by the monthly distributions paid to each non-controlling member.  There were approximately $17,000 of distributions to non-controlling members during the three months ended September 30, 2013 and 2012. There were $0.1 million and $0.5 million of distributions to non-controlling members during the nine months ended September 30, 2013 and 2012, respectively.
The Company fully redeemed the related party's non-controlling interest of $12.0 million in Bleecker Street in June 2012. The Company may elect to redeem the third party's interest in Bleecker Street at any time after December 1, 2013.  Under this election, the redemption price is the member's initial capital contribution and any unpaid distributions or, if the Company is simultaneously selling its interest to a third party, the redemption price is the member's pro-rata share of Bleecker Street based on its cumulative capital contribution. If a sale of Bleecker Street occurs before the Company elects to purchase the third party non-controlling members' interest, all net profits or losses derived from the sale shall be distributed to all members pro-rata, based on their cumulative capital contributions. If a sale of Bleecker Street occurs after December 1, 2013, or the date the Company elects to redeem the non-controlling members' interest, then the Company will receive all net profits or losses derived from the sale.

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

The Company is the controlling member of the limited liability company that owns the 163 Washington Avenue Apartments, acquired in September 2012. The Company has the sole voting rights under the operating agreement of this limited liability company. The non-controlling members' aggregate initial investment balance of $0.5 million will be reduced by the distributions paid to each non-controlling member. No distributions were paid during the three and nine months ended September 30, 2013.
Note 16 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Form 10-Q, and determined that there have not been any events that have occurred that would require adjustments to disclosures in the consolidated financial statements except for the following transactions:
Sales of Common Stock
 As of October 31, 2013, the Company had 125.9 million shares of common stock outstanding, including converted Preferred Shares, unvested restricted shares and shares issued under the DRIP. As of October 31, 2013, the aggregate value of all share issuances was $1.3 billion based on a per share value of $10.00 (or $9.50 per share for shares issued under the DRIP).
Capital received, including shares issued under the DRIP and net of repurchases of common stock, is as follows:

Source of Capital (In thousands)	Inception to September 30, 2013	October 1, 2013 to October 31, 2013	Total
Common stock	$1,043,442	$179,030	$1,222,472
Converted Preferred Shares	16,954	—	16,954
Contributions from non-controlling interest holders, net of redemptions	1,000	—	1,000
	$1,061,396	$179,030	$1,240,426
Acquisitions
On October 2, 2013, the Company made a $30.0 million preferred equity investment in a joint venture that owns an institutional quality, 27-story, office building containing 0.5 million rentable square feet, located at 123 William Street in the Financial District of Downtown Manhattan. The Company's preferred equity investment has a five-year term and includes potential additional capital contributions not to exceed a total preferred equity investment of $40.0 million.
On November 1, the Company acquired a 48.9% equity interest in the indirect owner of Worldwide Plaza located on Eighth Avenue, between 49th and 50th Streets in Manhattan. The contract purchase price of the 48.9% equity interest was $220.1 million, exclusive of closing costs and was based on an asset valuation of $1.325 billion and existing assumed debt of $875.0 million. Worldwide Plaza contains approximately 2.1 million rentable square feet, including 1.8 million rentable square feet of office space, 30,000 square feet of retail space, a five-stage off-Broadway theater, a 38,000 square foot fitness center and a garage with 475 parking spaces. The retail space, theater, fitness center and parking garage represent the amenities space in Worldwide Plaza, referenced above. Worldwide Plaza is currently 91% leased with two major tenants, Nomura Holding America, Inc. and Cravath, Swaine & Moore, LLP.
Litigation
On October 15, 2013, RXR WWP Owner LLC (“RXR”) filed a lawsuit in the Supreme Court of the State of New York, New York County, against American Realty Capital Properties, Inc. and the Company (collectively, the “ARC Parties”) alleging that, under an agreement that RXR entered into with the co-defendant WWP Sponsor LLC dated May 30, 2013 (the “May 30 Agreement”), RXR was entitled to acquire a 48.9% equity interest in the indirect owner of Worldwide Plaza (disclosed above under “Acquisitions”).  RXR claimed that the ARC Parties are liable for breach of a confidentiality agreement, tortious interference with the May 30 Agreement and tortious interference with prospective business relations.  RXR moved for a preliminary injunction barring the defendants from consummating the Worldwide Plaza transaction disclosed above under “Acquisitions.”  On October 30, 2013, the Court denied RXR’s preliminary injunction motion, and the transaction was thereafter consummated.  RXR seeks damages against the ARC Parties of no less than $200.0 million.  The Company believes that such lawsuit is without merit, but the ultimate outcome of such matter cannot be predicted. While losses and legal expenses may be incurred, an estimate of the range of potential losses cannot be made, and no provisions for such losses have been recorded in the accompanying consolidated unaudited financial statements for the quarter ended September 30, 2013.

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

•
All of our executive officers are also officers, managers and/or holders of a direct or indirect controlling interest in our Advisor, our dealer manager, Realty Capital Securities, LLC (the "Dealer Manager"), and other American Realty Capital-affiliated entities.  As a result, our executive officers, our Advisor and its affiliates face conflicts of interest, including significant conflicts created by our Advisor's compensation arrangements with us and other investors advised by American Realty Capital affiliates, and conflicts in allocating time among these investors and us. These conflicts could result in unanticipated actions.

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

•
While we are raising capital and investing the proceeds of our ongoing initial public offering ("IPO"), the competition for the type of properties we desire to acquire may cause our distributions and the long-term returns of our investors to be lower than they otherwise would be.

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

•	No public market currently exists, or may ever exist, for shares of our common stock, which are, and may continue to be, illiquid.

•	If we and our Advisor are unable to find sufficient suitable investments, then we may not be able to achieve our investment objectives or pay distributions.

•	We may be unable to pay or maintain cash distributions or increase distributions over time.

•	We are obligated to pay substantial fees to our Advisor and its affiliates, including fees payable upon the sale of properties.

•	We are subject to risks associated with the significant dislocations and liquidity disruptions that recently existed or occurred in the credit markets of the United States.

•	We may fail to continue to qualify to be treated as a real estate investment trust for U.S. federal income tax purposes("REIT").

•	Our properties may be adversely affected by the current economic downturn, as well as economic cycles and risks inherent to the New York metropolitan statistical area, especially New York City.

•	We owned only 19 properties as of September 30, 2013.
Overview
 We were incorporated on October 6, 2009 as a Maryland corporation and qualified as a REIT beginning with the taxable year ended December 31, 2010.  On September 2, 2010, we commenced our IPO on a "reasonable best efforts" basis of up to 150.0 million shares of common stock, $0.01 par value per share, at a price of $10.00 per share, subject to certain volume and other discounts, pursuant to our Registration Statement on Form S-11, as amended (File No. 333-163069) (the "Registration Statement") filed with the Securities and Exchange Commission (the "SEC") under the Securities Act of 1933, as amended (the "Securities Act").  Our Registration Statement also covers up to 25.0 million shares available pursuant to a distribution reinvestment plan (the "DRIP") under which our common stockholders may elect to have their distributions reinvested in additional shares of our common stock at the greater of $9.50 per share or 95% of the estimated value of a share of common stock. On August 2, 2013, we filed a Registration Statement on Form S-11 with the SEC to register a follow-on offering up to 12.5 million shares of common stock at a price of $10.00 per share on a “reasonable best efforts” basis and 1.25 million shares of common stock pursuant to the DRIP at $9.50 per share.
As of September 30, 2013, we had 107.8 million shares of common stock outstanding, including unvested restricted shares, converted shares of convertible preferred stock (the "Preferred Shares") and shares issued under the DRIP. As of September 30, 2013, we had received total gross proceeds from the IPO and the DRIP of $1.0 billion from the sale of 105.8 million shares of common stock, including shares issued under the DRIP.  In addition, we sold 2.0 million Preferred Shares for gross proceeds of $17.0 million in a private placement pursuant to Rule 506 of Regulation D of the Securities Act, which terminated on September 2, 2010, the effective date of the Registration Statement. On December 15, 2011, we exercised our option to convert the Preferred Shares into 2.0 million shares of common stock on a one-for-one basis. As of September 30, 2013, the aggregate value of all issuances and subscriptions of common stock outstanding was $1.1 billion based on a per share value of $10.00 (or $9.50 for shares issued under the DRIP).
 We were formed to acquire income-producing commercial and residential real estate in the New York metropolitan area, and, in particular, properties located in New York City, with a focus on office and retail properties. All such properties may be acquired and operated by us alone or jointly with another party. We also may originate or acquire first mortgage loans secured by real estate.  We purchased our first property and commenced active operations in June 2010.  As of September 30, 2013, we owned 19 properties consisting of 1.3 million rentable square feet, which were 96.2% leased on a weighted average basis with a weighted average remaining lease term of 9.9 years.
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
Purchase Price Allocation
We allocate the purchase price of acquired properties to tangible and identifiable intangible assets acquired based on their respective fair values. Tangible assets include land, land improvements, buildings, fixtures and tenant improvements on an as-if-vacant basis. We utilize various estimates, processes and information to determine the as-if-vacant property value. Estimates of value are made using customary methods, including data from appraisals, comparable sales, discounted cash flow analysis and other methods. Amounts allocated to land, land improvements, buildings and fixtures are based on cost segregation studies performed by independent third parties or on our analysis of comparable properties in our portfolio. Identifiable intangible assets include amounts allocated to acquire leases for above- and below-market lease rates, the value of in-place leases, and the value of customer relationships, as applicable.
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

The value of in-place leases is amortized to expense over the initial term of the respective leases, which range primarily from 1 to 29 years. The value of customer relationship intangibles is amortized to expense over the initial term and any renewal periods in the respective leases, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building. If a tenant terminates its lease, the unamortized portion of the in-place lease value and customer relationship intangibles is charged to expense.
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
Recently Issued Accounting Pronouncements
In December 2011, the Financial Accounting Standards Board (the "FASB") issued guidance regarding disclosures about offsetting assets and liabilities, which requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The guidance is effective for fiscal years and interim periods beginning on or after January 1, 2013 with retrospective application for all comparative periods presented. The adoption of this guidance, which is related to disclosure only, did not have a material impact on our consolidated financial position, results of operations or cash flows.
In July 2012, the FASB issued revised guidance intended to simplify how an entity tests indefinite-lived intangible assets for impairment. The amendments allow an entity first to assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. An entity is no longer required to calculate the fair value of an indefinite-lived intangible asset and perform the quantitative test unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments are effective for annual and interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption was permitted. The adoption of this guidance did not have a material impact on our consolidated financial position, results of operations or cash flows.
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

Properties
As of September 30, 2013, the Company had acquired 19 properties for an aggregate purchase price of $773.1 million, excluding acquisition and transaction related costs, comprised of the following:

Portfolio Property	Acquisition Date	Number of Properties	Rentable Square Feet	Occupancy	Average Remaining Lease Term (1)
Interior Design Building	Jun. 2010	1	81,082	100.0%	4.0
367 - 387 Bleecker Street	Dec. 2010	3	9,724	100.0%	6.4
2010 Acquisitions		4	90,806	100.0%	5.0
Foot Locker	Apr. 2011	1	6,118	100.0%	12.3
Regal Parking Garage	Jun. 2011	1	12,856	100.0%	20.8
Duane Reade	Oct. 2011	1	9,767	100.0%	15.1
416 Washington Street	Nov. 2011	1	22,306	23.2%	3.8
One Jackson Square	Nov. 2011	1	7,080	100.0%	13.8
2011 Acquisitions		5	58,127	70.5%	14.0
350 West 42nd Street	Mar. 2012	1	42,774	100.0%	12.9
1100 Kings Highway	May 2012	1	61,318	100.0%	8.1
163 Washington Avenue Apartments	Sep. 2012	1	41,613	98.3%	1.4
1623 Kings Highway	Oct. 2012	1	19,960	100.0%	9.4
256 West 38th Street	Dec. 2012	1	118,665	97.6%	5.5
229 West 36th Street	Dec. 2012	1	148,894	100.0%	11.7
350 Bleecker Street	Dec. 2012	1	14,511	100.0%	12.2
2012 Acquisitions		7	447,735	99.2%	9.1
218 West 18th Street	Mar. 2013	1	165,670	83.7%	10.0
50 Varick Street	Jul. 2013	1	158,573	100.0%	14.8
333 West 34th Street	Aug. 2013	1	346,728	100.0%	9.8
2013 Acquisitions		3	670,971	96.0%	10.9
Portfolio, September 30, 2013		19	1,267,639	96.2%	9.9
______________________________

(1)	Average remaining lease term in years as of September 30, 2013, calculated on a weighted-average basis.

Results of Operations
As of September 30, 2013, we owned 19 properties, with an aggregate purchase price of $773.1 million, consisting of 1.3 million square feet. As of July 1, 2012, we owned 11 properties (our "Same Store"), with an aggregate purchase price of $181.6 million, consisting of 0.3 million rentable square feet. Accordingly, our results of operations for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012, reflect significant increases in most categories.
Comparison of Three Months Ended September 30, 2013 to Three Months Ended September 30, 2012
Rental Income
Rental income increased $10.6 million to $14.5 million for the three months ended September 30, 2013, from $3.9 million for the three months ended September 30, 2012. The increase in rental income was primarily driven by our acquisitions since July 1, 2012, which resulted in an increase in rental income of $10.6 million for the three months ended September 30, 2013, compared to the three months ended September 30, 2012. Same Store rental income remained flat as the effect of the lease termination of the garage tenant at 416 Washington Street, as a result of the hurricane damage, was offset by new leasing activity at the Interior Design Building.
Operating Expense Reimbursements
Operating expense reimbursements increased $1.1 million to $1.3 million for the three months ended September 30, 2013 from $0.2 million for three months ended September 30, 2012.  Operating expense reimbursements increased in relation to the increase in property operating expenses, as a result our acquisitions since July 1, 2012. Pursuant to many of our lease agreements, tenants are required to pay their pro rata share of certain property operating expenses, in addition to base rent, whereas under certain other lease agreements, the tenants are directly responsible for all operating costs of the respective properties.

Property Operating Expenses
Property operating expenses increased $3.0 million to $3.7 million for the three months ended September 30, 2013, from $0.7 million for the three months ended September 30, 2012.  The increase in property operating expenses related primarily to real estate taxes, maintenance and insurance costs associated with the properties that have been acquired since July 1, 2012, which resulted in an increase of $2.7 million for the three months ended September 30, 2013. Our Same Store property operating expenses increased $0.3 million, primarily as a result of bad debt expense and legal fees related to the termination of our garage tenant at our 416 Washington Street property, as a result of the hurricane damage.
Operating Fees to Affiliates
Our affiliated Property Manager is entitled to fees for the management of our properties.  Property management fees increase in direct correlation with gross revenues. Our Property Manager elected to waive these fees for the three months ended September 30, 2013 and 2012.  For the three months ended September 30, 2013 and 2012, we would have incurred property management fees of $0.2 million and $0.1 million, respectively, had these fees not been waived.
Effective July 1, 2012, the payment of asset management fees in cash, shares or restricted stock grants, or any combination thereof to the Advisor was eliminated. Instead we expect to issue (if approved by the board of directors) to the Advisor Class B units, which will be forfeited unless certain conditions are met. During the three months ended September 30, 2013, the board of directors approved the issuance of 91,296 Class B units to the Advisor in connection with this arrangement.
Acquisition and Transaction Related Expenses
Acquisition and transaction related expense of $4.3 million for the three months ended September 30, 2013, primarily related to the acquisition of two properties for an aggregate base purchase price of $311.1 million. During the three months ended September 30, 2012, we incurred $1.2 million of acquisition and transaction related expenses related to the purchase of one property for a base cash purchase price of $31.5 million.
General and Administrative Expenses
General and administrative expenses increased $0.1 million to $0.2 million for the three months ended September 30, 2013, from $0.1 million for the three months ended September 30, 2012. This increase primarily related to $0.4 million of higher professional fees including strategic advisory and other professional fees to support our larger real estate portfolio. This increase was partially offset by the Advisor's election to absorb $0.5 million of general and administrative expenses during the three months ended September 30, 2013, compared to $0.2 million during the three months ended September 30, 2012.
Depreciation and Amortization Expense
Depreciation and amortization expense increased $8.2 million to $10.3 million for the three months ended September 30, 2013, compared to $2.1 million for the three months ended September 30, 2012. The increase in depreciation and amortization expense related mainly to acquisitions since July 1, 2012, which resulted in additional expense of $7.3 million. Same Store depreciation and amortization expense increased $0.9 million due to capitalized building and tenant improvement projects at various buildings in the portfolio and the write-off of intangible lease assets due to the termination of two tenants at 416 Washington Street, as a result of the hurricane damage.
Interest Expense
Interest expense increased by $1.4 million to $2.7 million for the three months ended September 30, 2013 from $1.3 million for the three months ended September 30, 2012. Interest expense related to mortgage notes payable increased by $0.9 million as a result of a higher average balance outstanding to $202.9 million during the three months ended September 30, 2013, compared to the $95.8 million during the three months ended September 30, 2012, as well as the associated increased amortization of deferred financing costs.
On August 20, 2013, we entered into a new credit facility agreement which increased the borrowings available from $40.0 million to $220.0 million. Interest expense related to our credit facilities increased by $0.5 million as a result of a higher average balance outstanding to $50.0 million during the three months ended September 30, 2013, compared to the $9.9 million during the three months ended September 30, 2012, as well as the associated increased amortization of deferred financing costs resulting from implementing our expanded credit facility.

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

Interest and Investment Income
Interest and investment income of approximately $26,000 during the three months ended September 30, 2013 primarily represents the income earned on the investment securities owned during the period. We did not own any investment securities during the three months ended September 30, 2012.
Net Loss Attributable to Non-Controlling Interests
The net loss attributable to non-controlling interests of approximately $7,000 and $40,000 for the three months ended September 30, 2013 and 2012, respectively, represents the net loss related to our Bleecker Street portfolio and the 163 Washington Avenue Apartments attributable to non-controlling interests, for the period these properties were owned.
Comparison Nine Months Ended September 30, 2013 to Nine Months Ended September 30, 2012
As of September 30, 2013, we owned 19 properties, with an aggregate purchase price of $773.1 million, consisting of 1.3 million square feet. As of January 1, 2012, we owned nine properties (our "Same Store"), with an aggregate purchase price of $124.2 million, consisting of 0.1 million rentable square feet. Accordingly, our results of operations for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012, reflect significant increases in most categories.
Rental Income
Rental income increased $22.4 million to $32.3 million for the nine months ended September 30, 2013, from $9.9 million for the nine months ended September 30, 2012. The increase in rental income was primarily driven by our acquisitions since January 1, 2012, which resulted in an increase in rental income of $22.1 million for the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012. Same Store rental income increased $0.3 million due to new leasing activity at the Interior Design Building and One Jackson Square, which was partially offset by the termination of our garage tenant at our 416 Washington Street property, resulting from the hurricane damage.
Operating Expense Reimbursements
Operating expense reimbursements increased $2.1 million to $2.7 million for the nine months ended September 30, 2013 from $0.6 million for nine months ended September 30, 2012.  Operating expense reimbursements increased in relation to the increase in property operating expenses, as a result of our acquisitions since January 1, 2012 as well as an increase in property operating expenses in our Same Store. Pursuant to many of our lease agreements, tenants are required to pay their pro rata share of certain property operating expenses, in addition to base rent, whereas under certain other lease agreements, the tenants are directly responsible for all operating costs of the respective properties.
Property Operating Expenses
Property operating expenses increased $6.4 million to $7.9 million for the nine months ended September 30, 2013, from $1.5 million for the nine months ended September 30, 2012.  The increase in property operating expenses related primarily to real estate taxes, maintenance and insurance costs associated with the properties that have been acquired since January 1, 2012, which resulted in an increase of $5.5 million for the nine months ended September 30, 2013. Same Store property operating expenses increased $0.7 million, primarily as a result of bad debt expense related to the hurricane damage to our 416 Washington Street property and increased real estate taxes and other maintenance expenses at the Interior Design Building. Additionally, the Advisor elected to absorb $0.2 million of property operating expenses during the nine months ended September 30, 2012. No such expenses were absorbed during the nine months ended September 30, 2013.
Operating Fees to Affiliates
Our affiliated Property Manager is entitled to fees for the management of our properties.  Property management fees increase in direct correlation with gross revenues. Our Property Manager elected to waive these fees for the nine months ended September 30, 2013 and 2012.  For the nine months ended September 30, 2013 and 2012, we would have incurred property management fees of $0.6 million and $0.3 million, respectively, had these fees not been waived.
Effective July 1, 2012, the payment of asset management fees in cash, shares or restricted stock grants, or any combination thereof to the Advisor was eliminated. Instead the Company expects to issue (if approved by the board of directors) to the Advisor Class B units, which will be forfeited unless certain conditions are met. During the nine months ended September 30, 2013, the board of directors approved the issuance of 255,515 Class B units to the Advisor in connection with this arrangement. During the nine months ended September 30, 2012, we would have incurred asset management fees of $0.5 million had these fees not been waived.

Acquisition and Transaction Related Expenses
Acquisition and transaction related expense of $4.6 million for the nine months ended September 30, 2013 related to the acquisitions of three properties for an aggregate base cash purchase price of $423.1 million, resulting in $7.1 million of acquisition and transaction related expense which was partially offset by the reimbursement from the Advisor of $2.5 million of acquisition expenses and legal reimbursements that had been incurred on previous acquisitions. Acquisition and transaction related expense of $2.9 million for the nine months ended September 30, 2012 related to the purchases of three properties with an aggregate base purchase price of $88.9 million.
General and Administrative Expenses
General and administrative expenses increased $0.4 million to $0.5 million for the nine months ended September 30, 2013 from $0.1 million for the nine months ended September 30, 2012. This increase related primarily to $1.4 million of higher professional fees, including strategic advisory and other professional fees, as well as higher board member compensation to support our larger real estate portfolio. This increase was partially offset by the Advisor's election to absorb $1.5 million of general and administrative expenses during the nine months ended September 30, 2013, compared to $0.5 million during the nine months ended September 30, 2012.
Depreciation and Amortization Expense
Depreciation and amortization expense increased $15.0 million to $20.5 million for the nine months ended September 30, 2013, compared to $5.5 million for the nine months ended September 30, 2012. The increase in depreciation and amortization expense related mainly to acquisitions since January 1, 2012, which resulted in additional expense of $14.1 million. Same Store depreciation and amortization expense increased $0.9 million due to capitalized building and tenant improvement projects at the Interior Design Building and the write-off of intangible lease assets due to the termination of two tenants at 416 Washington Street, as a result of the hurricane damage.
Interest Expense
Interest expense increased by $4.1 million to $7.6 million for the nine months ended September 30, 2013 from $3.5 million for the nine months ended September 30, 2012. Interest expense related to mortgage notes payable increased by $3.6 million as a result of a higher average balance outstanding to $189.2 million during the nine months ended September 30, 2013, compared to the $83.4 million during the nine months ended September 30, 2012, as well as the associated increased amortization of deferred financing costs.
On August 20, 2013, we entered into a new credit facility agreement which increased the borrowings available from $40.0 million to $220.0 million. Interest expense related to our credit facilities increased by $0.6 million as a result of a higher average balance outstanding to $32.0 million during the nine months ended September 30, 2013, compared to the $6.8 million during the nine months ended September 30, 2012, as well as the associated increased amortization of deferred financing costs resulting from implementing our expanded credit facility.
These increases were partially offset by a reduction of $0.1 million in interest expense related to a note payable during the nine months ended September 30, 2012, which was repaid in full in April 2012.
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
Interest and Investment Income
Interest and investment income of approximately $27,000 during the nine months ended September 30, 2013 primarily represents the income earned on the investment securities owned during the period. We did not own any investment securities during the nine months ended September 30, 2012.
Net Loss Attributable to Non-Controlling Interests
The net loss attributable to non-controlling interests of approximately $22,000 during the nine months ended September 30, 2013 and 2012 represents the net loss related to our Bleecker Street portfolio and the 163 Washington Avenue Apartments attributable to non-controlling interests, for the period these properties we owned.

Cash Flows for the Nine Months Ended September 30, 2013
For the nine months ended September 30, 2013, net cash provided by operating activities was $6.4 million.  The level of cash flows used in or provided by operating activities is affected by the volume of acquisition activity, the timing of interest payments and the amount of borrowings outstanding during the period, as well as the receipt of scheduled rent payments. Cash flows provided by operating activities during the nine months ended September 30, 2013 included $4.6 million of acquisition and transaction costs. Cash flows provided by operating activities included a net loss adjusted for non-cash items, resulting in a cash inflow of $14.9 million (net loss of $6.1 million adjusted for depreciation and amortization of tangible and intangible real estate assets and other non-cash charges of $21.0 million) and an increase in deferred rent of $0.8 million. These cash inflows were partially offset by an increase in prepaid expenses and other assets of $8.5 million primarily due to unbilled rent receivables recorded in accordance with accounting for rental income on a straight-line basis, other accounts receivable, prepaid insurance and deferred leasing costs and a decrease in accounts payable and accrued expenses of $0.7 million mainly due to the payment of December 2012 acquisition and transaction related expenses.
Net cash used in investing activities during the nine months ended September 30, 2013 of $370.6 million primarily related to $348.8 million for the acquisition of three properties for an aggregate base purchase price of $422.4 million, which were partially funded with a $60.0 million mortgage note payable and liabilities assumed at acquisition of $13.6 million for tenant improvements and deposits. Cash used in investing activities also included $10.5 million for capital expenditures and tenant improvements, a $10.0 million deposit for a pending acquisition and $1.3 million for the purchase of investment securities.
Net cash provided by financing activities of $735.4 million during the nine months ended September 30, 2013 related to proceeds, net of receivables and repurchases, from the issuance of common stock of $846.5 million and proceeds net of repayments on our credit facility of $60.0 million. These inflows were partially offset by payments related to offering costs of $83.3 million, repayments of mortgage notes payable of $72.7 million, distributions to stockholders of $9.4 million, payments related to financing costs of $4.9 million, increases to restricted cash of $0.5 million, increases in receivables from affiliates of $0.2 million and payments of distributions to non-controlling interest holders of $0.1 million.
Cash Flows for the Nine Months Ended September 30, 2012
For the nine months ended September 30, 2012, net cash provided by operating activities was $2.4 million. The level of cash flows used in or provided by operating activities is affected by the volume of acquisition activity, the timing of interest payments and the amount of borrowings outstanding during the period, as well as the receipt of scheduled rent payments. Cash flows provided by operating activities during the nine months ended September 30, 2012 included $2.9 million of acquisition and transaction costs. Cash flows provided by operating activities included a net loss adjusted for non-cash items, resulting in a cash inflow of $2.9 million (net loss of $3.0 million adjusted for depreciation and amortization of tangible and intangible real estate assets and other non-cash charges of $5.9 million) as well as a combined increase in accounts payable, accrued expenses and deferred rent of $0.8 million. This cash inflow was partially offset by an increase in prepaid expenses and other assets of$1.2 million primarily due to unbilled rent receivables recorded in accordance with accounting for rental income on a straight-line basis.
Net cash used in investing activities during the nine months ended September 30, 2012 of $89.2 million related to $88.2 million for the acquisition of three properties as well as $1.0 million for capital expenditures at the Interior Design Building during the period.
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
Liquidity and Capital Resources
Our principal demands for funds will continue to be for property acquisitions, either directly or through investment interests, for the payment of operating expenses, distributions to our stockholders and non-controlling interest holders, and for the payment of principal and interest on our outstanding indebtedness. Generally, capital needs for property acquisitions will be met through net proceeds received from the sale of common stock through our ongoing IPO as well as proceeds from our credit facility. We also may from time to time enter into other agreements with third parties whereby third parties will make equity investments in specific properties or groups of properties that we acquire. Expenditures other than property acquisitions and acquisition and transaction-related costs are expected to be covered by cash flows from operations.

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
We expect to continue to raise capital through the sale of our common stock and to utilize the net proceeds from the sale of our common stock and proceeds from our credit facility to complete future property acquisitions. As of September 30, 2013, we had 107.8 million shares of common stock outstanding, including unvested restricted shares, converted Preferred Shares and shares issued under the DRIP. As of September 30, 2013, we had received gross proceeds of $1.0 billion and $17.0 million from the sale of shares of common stock and Preferred Shares, respectively.
Our board of directors has adopted a share repurchase plan that enables our stockholders to sell their shares to us under limited circumstances. At the time a stockholder requests a repurchase, we may, subject to certain conditions, repurchase the shares presented for repurchase for cash to the extent we have sufficient funds available to fund such purchase. The following table reflects the cumulative number of shares repurchased as of December 31, 2012 and for the nine months ended September 30, 2013:

	Number of Requests	Number of Shares Repurchased	Average Price per Share
Cumulative repurchase requests as of December 31, 2012	11	84,199	$9.56
Nine months ended September 30, 2013	18	144,005	9.65
Cumulative repurchase requests as of September 30, 2013 (1)	29	228,204	$9.62
__________________________

(1)
Includes six unfulfilled repurchase requests consisting of 36,719 shares at an average price per share of $9.79, which were approved for repurchase as of September 30, 2013 and completed in October 2013.

As of September 30, 2013, we had cash and cash equivalents of $376.6 million. We expect cash flows from operations and the sale of common stock to be used primarily to invest in additional real estate, pay debt service, pay operating expenses and pay stockholder distributions.
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
In September 2013, we entered into a purchase and sale agreement to acquire a leasehold interest in the newly constructed Viceroy Hotel located at 120 West 57th Street in Manhattan. The contract purchase price of the hotel is $148.5 million, exclusive of closing costs. The hotel contains 129,000 rentable square feet, 29 stories, 240 rooms, a rooftop lounge, a fitness center, an indoor pool and meeting spaces. The hotel commenced operations and was opened to guests in October 2013. Pursuant to the terms of the purchase and sale agreement, our obligation to close upon the acquisition is subject to certain conditions customary to closing. Although we believe that the acquisition of the hotel is probable, there can be no assurance that the acquisition will be consummated. We intend to fund the purchase price with proceeds from our IPO. We may seek financing on the hotel at or post-closing from a lender yet to be identified.
In October 2013, we entered into a purchase and sale agreement to acquire the fee simple interest in an institutional-quality office building located at 1440 Broadway in the Times Square South neighborhood of Manhattan. The contract purchase price of the property is $528.6 million, exclusive of closing costs. The property contains 756,000 rentable square feet and is 95% leased, with two of the tenants, Macy's, Inc. and Primedia, Inc., each occupying at least 20% of the rentable square feet in the building. Pursuant to the terms of the purchase and sale agreement, our obligation to close upon the acquisition is subject to certain conditions customary to closing. Although we believe that the acquisition of the property is probable, there can be no assurance that the acquisition will be consummated. We intend to fund the purchase price with proceeds from our IPO. We may seek financing on the property at or post-closing from a lender yet to be identified.

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
The historical accounting convention used for real estate assets requires depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time, especially if such assets are not adequately maintained or repaired and renovated as required by relevant circumstances or as requested or required by lessees for operational purposes in order to maintain the value disclosed. We believe that, since real estate values historically rise and fall with market conditions, including inflation, interest rates, the business cycle, unemployment and consumer spending, presentations of operating results for a REIT using historical accounting for depreciation may be less informative. Additionally, we believe it is appropriate to disregard impairment charges, as this is a fair value adjustment that is largely based on market fluctuations and assessments regarding general market conditions which can change over time. An asset will only be evaluated for impairment if certain impairment indicators exist and if the carrying, or book, value exceeds the total estimated undiscounted future cash flows (including net rental and lease revenues, net proceeds on the sale of the property, and any other ancillary cash flows at a property or group level under GAAP) from such asset. Investors should note, however, that determinations of whether impairment charges have been incurred are based partly on anticipated operating performance, because estimated undiscounted future cash flows from a property, including estimated future net rental and lease revenues, net proceeds on the sale of the property, and certain other ancillary cash flows, are taken into account in determining whether an impairment charge has been incurred. While impairment charges are excluded from the calculation of FFO as described above, investors are cautioned that due to the fact that impairments are based on estimated undiscounted future cash flows and the relatively limited term of our operations, it could be difficult to recover any impairment charges.
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
Changes in the accounting and reporting promulgations under GAAP (for acquisition fees and expenses from a capitalization/depreciation model to an expensed-as-incurred model) that were put into effect in 2009 and other changes to GAAP accounting for real estate subsequent to the establishment of NAREIT's definition of FFO have prompted an increase in cash-settled expenses, specifically acquisition fees and expenses for all industries as items that are expensed under GAAP, that are typically accounted for as operating expenses. Management believes these fees and expenses do not affect our overall long-term operating performance. Publicly registered, non-listed REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation. While other start-up entities also may experience significant acquisition activity during their initial years, we believe that non-listed REITs are unique in that they have a limited life with targeted exit strategies within a relatively limited time frame after the acquisition activity ceases. As disclosed in the prospectus for our offering, as supplemented from time to time (the "Prospectus"), we will use the proceeds raised in the offering to acquire properties, and we intend to begin the process of achieving a liquidity event (i.e., listing of our common stock on a national exchange, a merger or sale of the company or another similar transaction) within three to five years of the completion of the offering. Thus, we will not continuously purchase assets and will have a limited life. Due to the above factors and other unique features of publicly registered, non-listed REITs, the Investment Program Association ("IPA"), an industry trade group, has standardized a measure known as MFFO, which the IPA has recommended as a supplemental measure for publicly registered non-listed REITs and which we believe to be another appropriate supplemental measure to reflect the operating performance of a non-listed REIT having the characteristics described above. MFFO is not equivalent to our net income or loss as determined under GAAP, and MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate with a limited life and targeted exit strategy, as currently intended. We believe that, because MFFO excludes costs that we consider more reflective of investing activities and other non-operating items included in FFO and also excludes acquisition fees and expenses that affect our operations only in periods in which properties are acquired, MFFO can provide, on a going forward basis, an indication of the sustainability (that is, the capacity to continue to be maintained) of our operating performance after the period in which we are acquiring our properties and once our portfolio is in place. By providing MFFO, we believe we are presenting useful information that assists investors and analysts to better assess the sustainability of our operating performance after our IPO has been completed and our properties have been acquired. We also believe that MFFO is a recognized measure of sustainable operating performance by the non-listed REIT industry. Further, we believe MFFO is useful in comparing the sustainability of our operating performance after our IPO and acquisitions are completed with the sustainability of the operating performance of other real estate companies that are not as involved in acquisition activities. Investors are cautioned that MFFO should only be used to assess the sustainability of our operating performance after our offering has been completed and properties have been acquired, as it excludes acquisition costs that have a negative effect on our operating performance during the periods in which properties are acquired.

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

The table below reflects the items deducted from or added to net loss in our calculation of FFO and MFFO during the period presented. The table reflects MFFO in the IPA recommended format and MFFO without the straight-line rent adjustment which management also uses as a performance measure. Items are presented net of non-controlling interest portions where applicable.

	Three Months Ended			Nine Months Ended
(In thousands)	March 31, 2013	June 30, 2013	September 30, 2013	September 30, 2013
Net income (loss) attributable to stockholders (in accordance with GAAP)	$(2,794)	$2,019	$(5,373)	$(6,148)
Depreciation and amortization attributable to stockholders	4,246	5,947	10,219	20,412
FFO	1,452	7,966	4,846	14,264
Acquisition fees and expenses (1)	2,800	(2,434)	4,273	4,639
Amortization of above or accretion of below market leases, net (2)	(70)	(340)	(948)	(1,358)
Mark-to-market adjustments (3)	—	(4)	—	(4)
Losses from the extinguishment of debts	35	4	—	39
MFFO	4,217	5,192	8,171	17,580
Straight-line rent (4)	(1,373)	(1,528)	(3,094)	(5,995)
MFFO - IPA recommended format	$2,844	$3,664	$5,077	$11,585
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
During the nine months ended September 30, 2013, distributions paid to common stockholders totaled $18.7 million inclusive of $9.3 million of distributions for which common stock was issued under the DRIP.  Distribution payments are dependent on the availability of funds.  Our board of directors may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distribution payments are not assured.
During the nine months ended September 30, 2013, cash used to pay our distributions was primarily generated from cash flows provided by operations, issuances of common stock and common stock issued under the DRIP.  We have continued to pay distributions to our stockholders each month since our initial distribution payment in April 2010.  There is no assurance that we will continue to declare distributions at this rate.
The following table shows the sources for the payment of distributions to common stockholders for the period presented:

	Three Months Ended						Nine Months Ended
	March 31, 2013		June 30, 2013		September 30, 2013		September 30, 2013
(In thousands)		Percentage of Distributions		Percentage of Distributions		Percentage of Distributions		Percentage of Distributions
Distributions:
Distribution paid in cash	$1,592		$2,624		$5,162		$9,378
Distributions reinvested	1,502		2,439		5,383		9,324
Total distributions	$3,094		$5,063		$10,545		$18,702
Source of distribution coverage:
Cash flows provided by operations (1)	$—	—%	$4,216	83.2%	$2,189	20.8%	$6,405	34.2%
Common stock issued under the DRIP / offering proceeds	1,502	48.5%	2,439	48.2%	5,383	51.0%	9,324	49.9%
Proceeds from issuance of common stock	1,592	51.5%	(1,592)	(31.4)%	2,973	28.2%	2,973	15.9%
Proceeds from financings	—	—%	—	—%	—	—%	—	—%
Total sources of distributions	$3,094	100.0%	$5,063	100.0%	$10,545	100.0%	$18,702	100.0%
Cash flows provided by (used in) operations (GAAP basis) (1)	$(1,917)		$6,429		$1,893		$6,405
Net income (loss) attributable to stockholders (in accordance with GAAP)	$(2,794)		$2,019		$(5,373)		$(6,148)
__________________
(1) Cash flows used in operations for the nine months ended September 30, 2013 include acquisition and transaction related expenses of $4.6 million.

The following table compares cumulative distributions paid to cumulative net loss (in accordance with GAAP) for the period from October 6, 2009 (date of inception) through September 30, 2013.

For the Period from October 6, 2009 (date of inception) to
(In thousands)	September 30, 2013
Distributions paid:
Preferred stockholders	$2,158
Common stockholders in cash	13,374
Common stockholders pursuant to DRIP / offering proceeds	13,001
Total distributions paid	$28,533

Reconciliation of net loss:
Revenues	$60,294
Acquisition and transaction-related expenses	(13,715)
Depreciation and amortization	(33,711)
Other operating expenses	(13,001)
Other non-operating expenses	(17,546)
Net income attributable to non-controlling interests	10
Net loss (in accordance with GAAP) (1)	$(17,669)
__________________________________

(1)	Net loss as defined by GAAP includes the non-cash impact of depreciation and amortization expense as well as acquisition and transaction related costs.
Loan Obligations
The payment terms of our loan obligations require monthly principal and interest payments, with all unpaid principal and interest due at maturity. Our loan agreements stipulate that we comply with specific reporting covenants. As of September 30, 2013, we were in compliance with the debt covenants under our loan agreements.
Our Advisor may, with the approval of our independent directors, seek to borrow short-term capital that, combined with secured mortgage financing, exceeds our targeted leverage ratio. Such short-term borrowings may be obtained from third parties on a case-by-case basis as acquisition opportunities present themselves simultaneous with our capital raising efforts. We view the use of short-term borrowings, including advances under our credit facility, as an efficient and accretive means of acquiring real estate in advance of raising equity capital. Accordingly, we can take advantage of buying opportunities as we expand our fundraising activities. As additional equity capital is obtained, these short-term borrowings and credit facility advances will be repaid. Our secured debt leverage ratio was approximately 22.4% (total secured debt as a percentage of total real estate investments) as of September 30, 2013.
Contractual Obligations
Debt Obligations
The following is a summary of our contractual obligations as of September 30, 2013:

		October 1, 2013 — December 31, 2013	Years Ended December 31,
(In thousands)	Total		2014 — 2015	2016 — 2017	Thereafter
Principal payments due:
Mortgage notes payable	$172,831	$115	$22,267	$130,897	$19,552
Credit facility	80,000	—	—	—	80,000
	$252,831	$115	$22,267	$130,897	$19,632
Interest payments due:
Mortgage notes payable	$24,416	$1,533	$12,263	$8,825	$1,795
Credit facility	12,978	664	5,313	5,313	1,688
	$37,394	$2,197	$17,576	$14,138	$3,483

Lease Obligations
We entered into a lease agreement related to the acquisition of 350 Bleecker Street similar to a leasehold interest arrangement. The following table reflects the minimum base rental cash payments due from us over the next five years and thereafter under this arrangement. These amounts exclude contingent rent payments, as applicable, that may be payable based on provisions related to increases in annual rent based on exceeding certain economic indexes among other items.

		October 1, 2013 — December 31, 2013	Years Ended December 31,
(In thousands)	Total		2014 — 2015	2016 — 2017	Thereafter
Lease payments due:	$4,028	$22	$172	$172	$3,662
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
Related-Party Transactions and Agreements
We have entered into agreements with affiliates of our Sponsor, whereby we have paid or may in the future pay certain fees or reimbursements to our Advisor, its affiliates and entities under common ownership with our Advisor in connection with acquisition and financing activities, sales and maintenance of common stock under our offering, transfer agency services, asset and property management services and reimbursement of operating and offering related costs. See Note 11 — Related Party Transactions and Arrangements to our financial statements included in this report for a discussion of the various related party transactions, agreements and fees.
In addition, the limited partnership agreement of the OP was amended as of December 28, 2012, to allow the special allocation, solely for tax purposes, of excess depreciation deductions of up to $10.0 million to our Advisor, a limited partner of the OP.  In connection with this special allocation, our Advisor has agreed to restore a deficit balance in its capital account in the event of a liquidation of the OP and has agreed to provide a guaranty or indemnity of indebtedness of the OP. Our Advisor is directly or indirectly controlled by certain officers and directors.
Off-Balance - Sheet Arrangements
On August 20, 2013, we entered into a $220.0 million credit facility, which provides for aggregate revolving loan borrowings of up to $110.0 million and aggregate term loan borrowings of up to $110.0 million. The credit facility contains an "accordion" feature to allow us, under certain circumstances, to increase the aggregate commitments under the credit facility to a maximum of $325.0 million. The term loan component of the credit facility will mature in August 2018 and the revolving loan component will mature in August 2016. Both the term loan component and the revolving loan component of the credit facility contain extension options to obtain additional commitments in minimum increments of $25.0 million, provided aggregate borrowings under the credit facility do not exceed $325.0 million. The outstanding balance on the credit facility as of September 30, 2013 was $80.0 million and our unused borrowing capacity was $77.9 million, based on the value of the borrowing base properties as of September 30, 2013. Availability of borrowings is based on a pool of eligible unencumbered real estate assets.
We have no other off-balance-sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.
The market risk associated with financial instruments and derivative financial instruments is the risk of loss from adverse changes in market prices or interest rates. Our long-term debt, which consists of secured financings and our credit facility, bears interest at fixed rates and variable rates. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. From time to time, we may enter into interest rate hedge contracts such as swaps, collars, and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. We would not hold or issue these derivative contracts for trading or speculative purposes. We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations.
As of September 30, 2013, our debt included fixed-rate secured mortgage notes payable and the fixed-rate portion on our credit facility, with a carrying value of $252.8 million and a fair value of $253.6 million. Changes in market interest rates on our fixed-rate debt impact the fair value of the notes, but it has no impact on interest incurred or cash flow. For instance, if interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our obligation to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed–rate debt assumes an immediate 100 basis point move in interest rates from their September 30, 2013 levels, with all other variables held constant.  A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt by $2.4 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt by $2.5 million.
These amounts were determined by considering the impact of hypothetical interest rates changes on our borrowing costs, and assuming no other changes in our capital structure.
As the information presented above includes only those exposures that existed as of September 30, 2013, it does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
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
No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
As of the end of the period covered by this Quarterly Report on Form 10-Q, we are not a party to, and none of our properties are subject to, any material pending legal proceedings.
Item 1A. Risk Factors.
Our potential risks and uncertainties are presented in the section entitled "Risk Factors" contained in our Prospectus. There have been no material changes from these risk factors, except for the items described below.
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
Our cash flows provided by operations of $6.4 million for the nine months ended September 30, 2013 was a shortfall of $12.3 million, or 65.8%, to our distributions paid of $18.7 million (inclusive of $9.3 million of common stock issued under the DRIP) during such period. Additionally, we may in the future pay distributions from sources other than from our cash flows from operations.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
We did not sell any equity securities that were not registered under the Securities Act during the nine months ended September 30, 2013.
On September 2, 2010, we commenced our IPO on a "reasonable best efforts" basis of up to 150.0 million shares of common stock at a price of $10.00 per share, subject to certain volume and other discounts, pursuant to the Registration Statement filed with the SEC under the Securities Act. The Registration Statement also covers up to 25.0 million shares available pursuant to a DRIP under which our common stockholders may elect to have their distributions reinvested in additional shares of our common stock at the greater of $9.50 per share or 95% of the estimated value of a share of common stock. On August 2, 2013, we filed a Registration Statement on Form S-11 with the SEC to register follow-on offering up to 12.5 million shares of common stock at a price of $10.00 per share on a “best efforts” basis and 1.25 million shares of common stock pursuant to the DRIP at $9.50 per share.
As of September 30, 2013, we had 107.8 million shares of common stock outstanding, including unvested restricted shares, converted Preferred Shares and shares issued under the DRIP. As of September 30, 2013, we had received common stock proceeds of $1.0 billion from the sale of 105.8 million shares of common stock, including DRIP and net of redemptions.

The following table reflects the offering costs associated with the issuance of common stock.

Nine Months Ended
(In thousands)	September 30, 2013
Selling commissions and dealer manager fees	$78,403
Other offering costs	5,579
Total offering costs	$83,982
The Dealer Manager reallowed the selling commissions and a portion of the dealer manager fees to participating broker-dealers. The following table details the selling commissions incurred and reallowed related to the sale of shares of common stock.

Nine Months Ended
(In thousands)	September 30, 2013
Total commissions incurred from the Dealer Manager	$78,403
Less:
Commissions to participating broker-dealers	(48,935)
Reallowance to participating broker-dealers	(8,351)
Net to the Dealer Manager	$21,117
As of September 30, 2013, we have incurred $109.6 million of cumulative offering costs in connection with the issuance and distribution of common stock. Offering proceeds of $1.0 billion exceeded cumulative offering costs by $933.8 million at September 30, 2013.
The Advisor elected to cap cumulative offering costs incurred by the Company, net of unpaid amounts, to 15% of gross offering proceeds during the offering period. Cumulative offering costs net of unpaid amounts, were less than the 15% threshold as of September 30, 2013. Cumulative offering costs include $95.5 million incurred from our Dealer Manager for dealer manager fees and commissions and $6.4 million from our Advisor, net of the Advisor's reimbursement related to the 15% cap on total offering costs.
We expect to use substantially all of the net proceeds from our IPO to primarily acquire income-producing commercial real estate in the New York metropolitan area, and, in particular, properties located in New York City, with a focus on office and retail properties. We may also originate or acquire first mortgage loans secured by real estate.  As of September 30, 2013, we have used the net proceeds from our IPO, secured debt financing and credit facility to purchase 19 properties with an aggregate purchase price of $773.1 million.
The following table reflects the cumulative number of shares repurchased as of December 31, 2012 and as of and for the three months ended September 30, 2013:

	Number of Requests	Number of Shares Repurchased	Average Price per Share
Cumulative repurchase requests as of December 31, 2012	11	84,199	$9.56
Nine months ended September 30, 2013	18	144,005	9.65
Cumulative repurchase requests as of September 30, 2013 (1)	29	228,204	$9.62
__________________________

(1)
Includes six unfulfilled repurchase requests consisting of 36,719 shares at an average price per share of $9.79, which were approved for repurchase as of September 30, 2013 and completed in October 2013.

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
Brian S. Block
Executive Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: November 13, 2013

EXHIBIT INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
10.59 *
Credit Agreement, dated as of August 20, 2013, by and among New York Recovery Operating Partnership, L.P., American Realty Capital New York Recovery REIT, Inc., the lenders party thereto, and Capital One, National Association

10.60 *	Purchase and Sale Agreement, dated as of September 18, 2013, between AREP Fifty-Seventh LLC and ARC NY120W5701, LLC
10.61 *	Contribution and Admission Agreement, dated as of October 8, 2013, between WWP Sponsor, LLC and ARC NYWWPJV001, LLC
10.62 *	Sale-Purchase Agreement, dated as of October 21, 2013, by and between 1440 Broadway Owner, LLC and ARC NY1440BWY1, LLC
31.1 *	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 *	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32 *
Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 *
XBRL (eXtensible Business Reporting Language). The following materials from American Realty Capital New York Recovery REIT, Inc.'s Quarterly Report on Form 10-Q for the three months ended September 30, 2013, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this information in furnished and not filed for purpose of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934

_____________________
* Filed herewith