Form 10-K
period 2013-12-31
AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT INC
filed 2014-02-28
CIK 1474464

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

There is no established public market for the registrant's shares of common stock. The registrant completed its ongoing initial public offering of its shares of common stock pursuant to its Registration Statement on Form S-11 (File No. 333-163069), which shares were being sold at $10.00 per share, with discounts available for certain categories of purchasers. The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of June 30, 2013, the last business day of the registrant's most recently completed second fiscal quarter, was $591.7 million based on a per share value of $10.00 (or $9.50 for shares issued under the distribution reinvestment plan).

As of February 14, 2014, the registrant had 175,135,391 shares of common stock, $0.01 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of registrant's definitive proxy statement to be delivered to stockholders in connection with the registrant's 2014 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K. The registrant intends to file its proxy statement within 120 days after its fiscal year end.

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.

FORM 10-K
Year Ended December 31, 2013

i

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.

FORM 10-K
Year Ended December 31, 2013

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
The following are some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•
All of our executive officers are also officers, managers and/or holders of a direct or indirect controlling interest in our Advisor and other American Realty Capital-affiliated entities.  As a result, our executive officers, New York Recovery Advisors, LLC (our "Advisor") and its affiliates face conflicts of interest, including significant conflicts created by our Advisor's compensation arrangements with us and other investors advised by American Realty Capital affiliates, and conflicts in allocating time among these investors and us. These conflicts could result in unanticipated actions.

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

•
While we are investing the proceeds from our initial public offering or IPO, the competition for the type of properties we desire to acquire may cause our distributions and the long-term returns of our investors to be lower than they otherwise would be.

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

•	No public market currently exists, or may ever exist, for shares of our common stock, which are, and may continue to be, illiquid.

•	We may be unable to pay or maintain cash distributions or increase distributions over time.

•	We are obligated to pay fees, which may be substantial, to our Advisor and its affiliates, including fees payable upon the sale of properties.

•	We are subject to risks associated with the significant dislocations and liquidity disruptions that recently existed or occurred in the credit markets of the United States.

•	We may fail to continue to qualify to be treated as a real estate investment trust for U.S. federal income tax purposes("REIT").

•	Our properties may be adversely affected by economic cycles and risks inherent to the New York metropolitan statistical area ("MSA"), especially New York City.
All forward-looking statements should be read with the risks noted in Part I, Item 1A of this annual report on Form 10-K.

ii

PART I
Organization
We are a New York City focused REIT that seeks to provide stockholders with an opportunity to participate in one of the world's most dynamic real estate markets by primarily acquiring income-producing commercial real estate in New York City. We focus on acquiring and owning office and retail properties in Manhattan, the largest and most liquid real estate market in the United States. We purchased our first property and commenced active operations in June 2010.  As of December 31, 2013, we owned 23 properties and real estate-related assets located in New York City. As of December 31, 2013 our properties aggregated 3.1 million rentable square feet, had an average occupancy of 94.2% and an average remaining lease term of 10.2 years. Approximately 80% of our portfolio (by rentable square footage) consisted of office properties and 10% consisted of retail properties as of December 31, 2013. To add diversity to our portfolio, we may also acquire multifamily, industrial, hotel and other types of real properties. We also may originate or acquire first mortgage loans, mezzanine loans, or preferred equity positions related to New York City real estate.
We were incorporated on October 6, 2009 as a Maryland corporation that qualified as a REIT for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2010. Substantially all of our business is conducted through New York Recovery REIT Operating Partnership, L.P (the "OP"), a Delaware limited partnership. We have no employees.  Our Advisor manages our affairs on a day-to-day basis and our Property Manager manages or oversees management of our properties. The Advisor and the Property Manager are indirectly wholly owned entities of American Realty Capital III, LLC (the "Sponsor"). We are headquartered in New York City.
Investment Objectives
Our investment objectives include capital preservation, income generation and asset appreciation. We achieve our objectives through:

•	Focus on New York City — Acquiring high-quality commercial real estate in New York City, and, in particular, properties located in Manhattan;

•	Focus on Income Producing Properties — Acquire income producing commercial real estate with an emphasis on office and retail properties with 80% or greater occupancy at the time of purchase;

•	Maintain Low Leverage - Target a leverage level of not more than 40% to 60% loan-to-value;

•	Make Monthly Distributions - Pay distributions monthly;

•	Maximize Total Returns - Maximize total returns to our stockholders through a combination of appreciation and current income.
Acquisitions and Investments
To date, we have acquired a portfolio of properties, all located in New York City that we believe provides us with a solid foundation for future growth. All of our properties were acquired during the time period 2010-2013 so we have no legacy assets relating back to acquisitions that suffered from the recession. Further, because our asset base is still relatively small, we believe future acquisitions will have a meaningful impact on our size and profitability.
The following table presents information about the property type diversity of the properties and real estate-related assets we owned at December 31, 2013:

Property Type	Rentable Square Feet (1)	Square Feet as a Percentage of the Total Portfolio
Office	2,579,568	82.0%
Retail	258,325	8.2%
Other	306,459	9.8%
	3,144,352	100.0%
______________________________

(1)	Includes our proportionate share of investments in unconsolidated joint ventures.

The following table presents information about the geographic diversity of the properties and real estate-related assets we owned at December 31, 2013:

Property Type	Rentable Square Feet (1)	Square Feet as a Percentage of the Total Portfolio
Manhattan	3,005,576	95.6%
Brooklyn	129,009	4.1%
Queens	9,767	0.3%
	3,144,352	100.0%
______________________________

(1)	Includes our proportionate share of investments in unconsolidated joint ventures.
The following table lists the tenants whose annualized rental income on a straight-line basis represented greater than 10% of our total annualized rental income for all portfolio properties on a straight-line basis as of the dates indicated for the years ending December 31, 2013, 2012 and 2011, respectively:

		December 31,
Property Portfolio	Tenant	2013	2012	2011
Worldwide Plaza	Cravath, Swaine & Moore, LLP	18.2%	*	*
Worldwide Plaza	Nomura Holdings America, Inc.	12.4%	*	*
229 West 36th Street	American Language Communication Center, Inc.	*	13.5%	*
One Jackson Square	TD Bank, N.A.	*	*	12.2%
Bleecker Street	Burberry Limited	*	*	10.7%
Duane Reade	Duane Reade	*	*	10.0%
________________________________
* Tenant's annualized rental income on a straight-line basis was not greater than 10% of total annualized rental income for all portfolio properties as of the period specified.
The termination, delinquency or non-renewal of any of the above tenants would have a material adverse effect on our revenues.  No other tenant represents more than 10% of our annualized rental income for the periods presented.
Financing Strategies / Offerings
 We may use debt financing to fund property improvements, tenant improvements, leasing commissions and other working capital needs. The form of our indebtedness varies in terms of duration (long or short term), secured or unsecured, or fixed or variable rate. We will not enter into interest rate swaps or caps, or similar hedging transactions or derivative arrangements for speculative purposes but may do so in order to manage or mitigate our interest rate risks on variable rate debt.
We seek to maintain a strong balance sheet with conservative leverage. As of December 31, 2013, our net leverage ratio was equal to 31.6% based on the purchase price of our properties and including our portion of debt from our unconsolidated joint venture, net of cash and cash equivalents. If we need additional flexibility, our charter permits us to incur maximum indebtedness equal to 300% of our total "net assets" (as defined by the North American Securities Administrators Association REIT Guidelines), which is generally expected to be approximately 75% of the cost of our investments. We may also exceed this limit if our board (including a majority of our independent directors) approve and if we disclose such borrowings in our next quarterly report along with justification for exceeding such limits. As of December 31, 2013, we had net debt, including debt on our unconsolidated joint venture, of $672.2 million with a weighted average interest rate equal to 3.6% per annum.

On September 2, 2010, we commenced our initial public offering (the "IPO") on a "reasonable best efforts" basis of up to 150.0 million shares of common stock, $0.01 par value per share on a primary basis, at a price of $10.00 per share along with up to 25.0 million shares available pursuant to a distribution reinvestment plan (the "DRIP") under which our common stockholders may elect to have their distributions reinvested in additional shares of our common stock at the greater of 95% of the fair market value per share as determined by our board of directors and $9.50 per share. The primary offering was completed on December 11, 2013. On November 27, 2013, we registered an additional 25.0 million shares for issuance under the DRIP (including a direct stock component). The new DRIP, including the direct stock component, became effective December 6, 2013. We used the net proceeds from these offerings to fund acquisition of the properties and other assets we now own. As of December 31, 2013, we had 174.1 million shares of common stock outstanding and had received total gross proceeds of $1.7 billion from the sale of 172.1 million shares of common stock, including shares issued under the DRIP.  In addition, we sold 2.0 million shares of convertible preferred stock for gross proceeds of $17.0 million in a private placement pursuant to Rule 506 of Regulation D of the Securities Act, which terminated on September 2, 2010.
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
Competition
The office, retail, lodging, industrial and residential real estate markets are highly competitive. We compete with other owners and operators of properties in these same real estate segments. We compete based on a number of factors that include location, rental rates, security, suitability of the property's design to prospective tenants' needs and the manner in which the property is operated and marketed. The number of competing properties in the New York MSA could have a material effect on our occupancy levels, rental rates and on the operating expenses of certain of our properties.
In addition, we compete with other entities engaged in real estate investment activities to locate suitable properties and to acquire and to locate tenants and purchasers for our properties. These competitors include other REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, lenders, governmental bodies and other entities. In addition, these same entities seek financing through similar channels. Therefore, we compete for financing in a market where funds for real estate financing may decrease.
Competition from these and other third party real estate investors may limit the number of suitable investment opportunities available. It also may result in higher prices, lower yields and a narrower spread of yields over our borrowing costs, making it more difficult for us to acquire new investments on attractive terms.
Because we are organized as an umbrella partnership REIT, we believe we are well positioned to offer tax-sensitive sellers an opportunity to contribute their properties to our company in tax-deferred transaction.
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
Available Information
We electronically file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports, and proxy statements, with the SEC.  We also filed with the SEC our Registration Statement in connection with our current DRIP offering.  You may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549, or you may obtain information by calling the SEC at 1-800-SEC-0330.  The SEC maintains an internet address at http://www.sec.gov that contains reports, proxy statements and information statements, and other information, which you may obtain free of charge.  In addition, copies of our filings with the SEC may be obtained from the website maintained for us and our affiliates at www.americanrealtycap.com.  Access to these filings is free of charge.  We are not incorporating our website or any information from the website into this Form 10-K.
Item 1A. Risk Factors.
The occurrence of any of the risks discussed herein could have a material adverse effect on our business, financial condition, results of operations and ability to pay distributions to our stockholders.
Our growth will partially depend upon our ability to successfully acquire future properties, and we may be unable to enter into and consummate property acquisitions on advantageous terms or our property acquisitions may not perform as we expect.
We compete with many other entities engaged in real estate investment activities particularly for properties located in New York City. The competition may significantly increase the price we pay and reduce the returns that we earn. Our potential acquisition targets may find our competitors to be more attractive because they may have greater resources, may be willing to pay more for the properties or may have a more compatible operating philosophy. In particular, larger REITs may enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. Because of an increased interest in single-property acquisitions among tax-motivated individual purchasers, we may pay higher prices if we purchase single properties in comparison with portfolio acquisitions. In addition:

•	we may acquire properties that are not accretive and we may not successfully manage and lease those properties to meet our expectations;

•
we may be unable to generate sufficient cash from operations, or obtain the necessary debt or equity financing to consummate an acquisition or, if obtainable, financing may not be on satisfactory terms;

•	we may need to spend more than budgeted amounts to make necessary improvements or renovations to acquired properties;

•
agreements for the acquisition of properties are typically subject to customary conditions to closing, including satisfactory completion of due diligence investigations, and we may spend significant time and money on potential acquisitions that we do not consummate;

•	the process of acquiring or pursuing the acquisition of a new property may divert the attention of our management team from our existing business operations;

•	we may be unable to quickly and efficiently integrate new acquisitions, particularly acquisitions of portfolios of properties, into our existing operations;

•	market conditions may result in future vacancies and lower-than expected rental rates; and

•
we may acquire properties without recourse, or with only limited recourse, for liabilities, whether known or unknown, such as cleanup of environmental contamination, claims by tenants, vendors or other persons against the former owners of the properties and claims for indemnification by general partners, directors, officers and others indemnified by the former owners of the properties.

We rely on our Advisor to acquire properties on our behalf. Because the management personnel of our Advisor are also engaged in the process of acquiring properties for other entities formed and managed by affiliates of our Advisor, we could suffer delays in locating suitable investments or may miss out on opportunities. If our Advisor is unable to obtain further suitable investments, we will not be able to continue to increase our asset base.
We may be unable to renew leases or re-lease space as leases expire.
If tenants do not renew their leases upon expiration, we may be unable to re-lease the vacated space. Even if the tenants do re-lease the lease or we are able to re-lease to a new tenant, the terms and conditions of the new lease may not be as favorable as the terms and conditions of the expired lease.
In addition, one or more of our properties may incur a vacancy either by the continued default of a tenant under its lease or the expiration of one of our leases. The resale value of a property could be diminished because the market value of a particular property will depend principally upon the value of the cash flow generated from the property which in the case of vacancies, will be reduced.
Our properties may be subject to impairment charges.
We periodically evaluate our real estate investments for impairment indicators. The judgment regarding the existence of impairment indicators is based on factors such as market conditions, tenant performance and legal structure. For example, the early termination of, or default under, a lease by a tenant may lead to an impairment charge. If we determine that an impairment has occurred, we would be required to make a downward adjustment to the net carrying value of the property. Impairment charges also indicate a potential permanent adverse change in the fundamental operating characteristics of the impaired property. There is no assurance that these adverse changes will be reversed in the future and the decline in the impaired property’s value could be permanent.
Our real estate investments are relatively illiquid, and therefore we may not be able to dispose of properties when appropriate or on favorable terms.
Investments in real properties are relatively illiquid. We may not be able to quickly alter our portfolio or generate capital by selling properties. The real estate market is affected by many factors, such as general economic conditions, availability of financing, interest rates and other factors, including supply and demand, that are beyond our control. If we need or desire to sell a property or properties, we cannot predict whether we will be able to do so at a price or on the terms and conditions acceptable to us. We cannot predict the length of time needed to find a willing purchaser and to close the sale of a property. Further, we may be required to invest monies to correct defects or to make improvements before a property can be sold. We cannot assure you that we will have funds available to correct these defects or to make these improvements. Moreover, in acquiring a property, we may agree to restrictions that prohibit the sale of that property for a period of time or impose other restrictions, such as a limitation on the amount of debt that can be placed or repaid on that property. These provisions would restrict our ability to sell a property.
In addition, applicable provisions of the Internal Revenue Code of 1986, as amended (the "Code") impose restrictions on the ability of a REIT to dispose of properties that are not applicable to other types of real estate companies. Thus, we may be unable to realize our investment objectives by selling or otherwise disposing of or refinancing a property at attractive prices within any given period of time or may otherwise be unable to complete any exit strategy.
There is no public trading market for our shares and there may never be one.
Our shares are not listed on a national securities exchange and there currently is no established trading market for our shares and no assurance that one will develop. Even though we intend to file an application to list our shares on a national securities exchange, there is no assurance that our shares will in fact be listed or of the price at which the shares would trade or the volume that would develop. Unless our shares are listed, purchasers in so-called secondary market transactions must satisfy applicable suitability and minimum purchase standards and the sale must not violate state securities laws. Those requirements may further limit the ability of stockholders to sell shares.

We or our Advisor may be unable to obtain key personnel.
Our success depends to a significant degree upon the contributions of certain of our executive officers and other key personnel of our Advisor, including Nicholas S. Schorsch and Edward M. Weil, Jr. We cannot guarantee that all, or any particular one of these key personnel, will remain affiliated with our Advisor or become our employees if we become self-managed by internalizing the functions performed by our Advisor. We do not separately maintain key person life insurance on Messrs. Schorsch and Weil, or any other person. Failure to retain these key employees or the Advisor's failure to hire and retain highly skilled managerial operational and marketing personnel could have a material adverse effect on our ability to achieve our investment objectives, lessen or eliminate the benefits of becoming self-managed and could result could result in us incurring excess costs and suffering deficiencies in our disclosure controls and procedures or our internal control over financial reporting. Further, because these persons have competing demands on their time and resources, they may have conflicts of interest in allocating their time between our business and these other activities.
We may be unable to pay or maintain distributions from cash available from operations or increase distributions over time.
There are many factors that can affect the availability and timing of cash distributions to stockholders. Distributions are based principally on cash available from our operations, but we may be required to borrow funds or sell assets to fund distributions. Actual cash available for distributions may vary substantially from estimates. There is no assurance that we will be able to pay or maintain our current level of distributions or that distributions will increase over time. Distributions funded from anything other than cash flow from operations reduces the amount of capital available to invest in properties and other permitted investments.
Our operating results are affected by economic and regulatory changes that have an adverse impact on the real estate market in general. These changes may impact our profitability and ability to realize growth in the value of our real estate properties.
Our operating results are subject to risks generally incident to the ownership of real estate, including:
•changes in general economic or local conditions;
•changes in supply of or demand for similar or competing properties in an area;

•	changes in interest rates and availability of permanent mortgage funds that may render the sale of a property difficult or unattractive;

•	increases in operating expenses;

•	vacancies and inability to lease or sublease space;
•changes in tax, real estate, environmental and zoning laws; and
•periods of high interest rates and tight money supply.
Tenant credit concentrations make us more susceptible to adverse events with respect to those tenants.
As of December 31, 2013, Cravath, Swaine & Moore, LLP, Nomura Holdings America, Inc., Macy's, Inc., RentPath, Inc., and The Segal Company (Eastern States), Inc. represented us 18.2%, 12.4%, 7.4%, 6.2% and 5.8%, respectively, of rental income on a straight-line basis. The financial failure or an adverse change in the tenant's financial condition or credit rating of any of these tenants would, therefore, likely have a material adverse effect on our results of operations and our financial condition and the value of our investments.
If a tenant declares bankruptcy, we may be unable to collect balances due under relevant leases, which could adversely affect our financial condition and ability to pay distributions.
Any of our tenants, or any guarantor of a tenant's lease obligations, could be subject to a bankruptcy proceeding pursuant to Title 11 of the bankruptcy laws of the United States. A bankruptcy filing by one of our tenants or any guarantor of a tenant's lease obligations would bar all efforts by us to collect pre-bankruptcy debts from these entities or their properties, unless we receive an enabling order from the bankruptcy court. There is no assurance the tenant or its trustee would agree to assume the lease. If a lease is rejected by a tenant in bankruptcy, we would have a general unsecured claim for damages and it is unlikely we would receive any payments from the tenant.
A tenant or lease guarantor bankruptcy could delay efforts to collect past due balances under the relevant leases, and could ultimately preclude full collection of these sums. A tenant or lease guarantor bankruptcy could cause a decrease or cessation of rental payments that would mean a reduction in our cash flow and the amount available to pay distributions.

If a sale-leaseback transaction is re-characterized in a tenant's bankruptcy proceeding, our financial condition and ability to make distributions to you could be adversely affected.
We may enter into sale-leaseback transactions, whereby we would purchase a property and then lease the same property back to the person from whom we purchased it. In the event of the bankruptcy of a tenant, a transaction structured as a sale- leaseback may be re-characterized as either a financing or a joint venture, either of which outcomes could adversely affect our business. If the sale-leaseback were re-characterized as a financing, we might not be considered the owner of the property, and as a result would have the status of a creditor in relation to the tenant. In that event, we would no longer have the right to sell or encumber our ownership interest in the property. Instead, we would have a claim against the tenant for the amounts owed under the lease, with the claim arguably secured by the property. The tenant/debtor might have the ability to propose a plan restructuring the term, interest rate and amortization schedule of its outstanding balance. If confirmed by the bankruptcy court, we could be bound by the new terms, and prevented from foreclosing our lien on the property. If the sale-leaseback were re- characterized as a joint venture, our lessee and we could be treated as co-venturers with regard to the property. As a result, we could be held liable, under some circumstances, for debts incurred by the lessee relating to the property.
We may suffer losses that are not covered by insurance or that are in excess of insurance coverage, we could lose invested capital and anticipated profits.
Our general liability coverage, property insurance coverage and umbrella liability coverage on all our properties may not be adequate to insure against liability claims and provide for the costs of defense Similarly, we may not have adequate coverage against the risk of direct physical damage or to reimburse us on a replacement cost basis for costs incurred to repair or rebuild each property. There are also certain types of losses, generally of a catastrophic nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters, which are either uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. Also, insuring against potential terrorist acts could sharply increase the premiums we pay for coverage against property and casualty claims. Additionally, mortgage lenders in some cases have begun to insist that commercial property owners purchase specific coverage against terrorism as a condition for providing mortgage loans. These insurance policies may or may not be available, or available at reasonable cost. In these instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. If we suffer a substantial loss, our insurance coverage may not be sufficient to pay the full current market value or current replacement value of our lost investment. Inflation, changes in building codes and ordinances, environmental considerations and other factors also might make it infeasible to use insurance proceeds to replace a property after it has been damaged or destroyed.
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
Some of these laws and regulations have been amended so as to require compliance with new or more stringent standards as of future dates. Compliance with new or more stringent laws or regulations or stricter interpretation of existing laws may require material expenditures by us. Future laws, ordinances or regulations may impose material environmental liability. Additionally, our tenants' operations, the existing condition of land when we buy it, operations in the vicinity of our properties, such as the presence of underground storage tanks, or activities of unrelated third parties, may affect our properties. In addition, there are various local, state and federal fire, health, life-safety and similar regulations with which we may be required to comply, and that may subject us to liability in the form of fines or damages for noncompliance.
State and federal laws in this are constantly evolving, and we may be affected by such changes and be required to comply with new laws, including obtaining environmental assessments of most properties that we acquire; however, we will not obtain an independent third-party environmental assessment for every property we acquire. In addition, any such assessment that we do obtain may not reveal all environmental liabilities or that a prior owner of a property did not create a material environmental condition not known to us. We may be required to spend substantial sums defending against claims of liability, of compliance with environmental regulatory requirements, of remediating any contaminated property, or of paying personal injury claims.

Joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on the financial condition of co-venturers and disputes between us and our co-venturers.
We may enter into other partnerships and co-ownership arrangements (including preferred equity investments). We may not be in a position to exercise sole decision-making authority regarding such joint ventures. Investments in joint ventures may, under certain circumstances, involve risks not present were a third party not involved, including the possibility that partners or co-venturers might become bankrupt or fail to fund their required capital contributions. Co-venturers may have economic or other business interests or goals which are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. These investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor the co-venturer would have full control over the joint venture. Disputes between us and co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers or directors from focusing their time and effort on our business. Consequently, actions by or disputes with co-venturers might result in subjecting properties owned by the joint venture to additional risk. In addition, we may in certain circumstances be liable for the actions of our co-venturers.
Potential changes in U.S. accounting standards regarding operating leases may make the leasing of our properties less attractive to our potential tenants, which could reduce overall demand for our leasing services.
Under current authoritative accounting guidance for leases, a lease is classified by a tenant as a capital lease if the significant risks and rewards of ownership are considered to reside with the tenant. Under capital lease accounting for a tenant, both the leased asset and liability are reflected on their balance sheet. If the lease does not meet any of the criteria for a capital lease, the lease is considered an operating lease by the tenant, and the obligation does not appear on the tenant's balance sheet; rather, the contractual future minimum payment obligations are only disclosed in the footnotes thereto. The Financial Accounting Standards Board ("FASB") and the International Accounting Standards Board ("IASB") conducted a joint project to re-evaluate lease accounting and have jointly released exposure drafts of a proposed accounting model that would significantly change lease accounting. Changes to the accounting guidance could affect both our accounting for leases as well as that of our current and potential tenants. These changes may affect how the real estate leasing business is conducted. For example, if the accounting standards regarding the financial statement classification of operating leases are revised, then companies may be less willing to enter into leases in general or desire to enter into leases with shorter terms because the apparent benefits to their balance sheets could be reduced or eliminated. This in turn could make it more difficult for us to enter into leases on terms we find favorable.
Our costs associated with complying with the Americans with Disabilities Act may affect cash available for distributions.
Our properties will be subject to the Americans with Disabilities Act of 1990 (the "Disabilities Act"). Under the Disabilities Act, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The Disabilities Act has separate compliance requirements for "public accommodations" and "commercial facilities" that generally require that buildings and services, including restaurants and retail stores, be made accessible and available to people with disabilities. The Disabilities Act's requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties, or, in some cases, an award of damages. We cannot assure you that we will be able to acquire properties in compliance with the Disabilities Act or allocate the burden on the seller or other third party, such as a tenant, to ensure compliance with the Disabilities Act. However, we cannot assure you that we will be able to acquire properties or allocate responsibilities in this manner.
Our business and operations would suffer in the event of system failures.
Despite system redundancy, the implementation of security measures and the existence of a disaster recovery plan for our internal information technology systems, our systems are vulnerable to damages from any number of sources, including computer viruses, unauthorized access, energy blackouts, natural disasters, terrorism, war and telecommunication failures.  Any system failure or accident that causes interruptions in our operations could result in a material disruption to our business.  We may also incur additional costs to remedy damages caused by such disruptions.
The occurrence of cyber incidents, or a deficiency in our cybersecurity, could negatively impact our business by causing a disruption to our operations, a compromise or corruption of our confidential information, and/or damage to our business relationships, all of which could negatively impact our financial results.
A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity, or availability of our information resources. More specifically, a cyber incident is an intentional attack or an unintentional event that can include gaining unauthorized access to systems to disrupt operations, corrupt data, or steal confidential information. As our reliance on technology has increased, so have the risks posed to our systems, both internal and those we have outsourced. Our three primary risks that could directly result from the occurrence of a cyber incident include operational interruption, damage to our relationship with our tenants, and private data exposure.  We have implemented processes, procedures and controls to help mitigate these risks, but these measures, as well as our increased awareness of a risk of a cyber incident, do not guarantee that our financial results will not be negatively impacted by such an incident.

Risks Associated with Real Estate-Related Debt and Other Investments
Any real estate debt security that we originate or purchase is subject to the risks of delinquency and foreclosure.
We may originate and purchase real estate debt securities, which are subject to numerous risks including delinquency and foreclosure and risks of loss. Typically, we will not have recourse to the personal assets of our borrowers. The ability of a borrower to repay a real estate debt security secured by an income-producing property depends primarily upon the successful operation of the property, rather than upon the existence of independent income or assets of the borrower.
We bear the risks of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the real estate debt security, which could have a material adverse effect on our cash flow from operations and limit amounts available for distribution to you. In the event of the bankruptcy of a borrower, the real estate debt security to that borrower will be deemed to be collateralized only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the real estate debt security will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law. Foreclosure of a real estate debt security can be an expensive and lengthy process that could have a substantial negative effect on our anticipated return on the foreclosed real estate debt security. We also may be forced to foreclose on certain properties, be unable to sell these properties and be forced to incur substantial expenses to improve operations at the property.
In addition, the value of mortgage loan investments is impacted by changes in the value of underlying collateral (if any), interest rates, volatility and prepayment rates, among other things. For example:

•	interest rate increases will reduce the amount of payments leaving us with a debt security generating less than market yields and reducing the value of our real estate debt;

•	prepayment rates may increase if interest rates decline causing us to reinvest the proceeds in potentially lower yielding investments;

•	decreases in the collateral for a non-recourse mortgage loan will likely reduce the value of the investment even if the borrower is current on payments;

•
mezzanine loans investments may be even more volatile because, among other things, the senior lender may be able to exercise remedies that protect the senior lenders but that result in us losing our investment.

Any hedging strategies we utilize may not be successful in mitigating our risks.
We may enter into hedging transactions to manage risk of interest rate changes, price changes or currency fluctuations with respect to borrowings made or to be made to acquire or carry real estate assets. To the extent that we use derivative financial instruments in connection with these risks, we will be exposed to credit, basis and legal enforceability risks. Derivative financial instruments may include interest rate swap contracts, interest rate cap or floor contracts, futures or forward contracts, options or repurchase agreements. In this context, credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. Basis risk occurs when the index upon which the contract is based is more or less variable than the index upon which the hedged asset or liability is based, thereby making the hedge less effective. Finally, legal enforceability risks encompass general contractual risks, including the risk that the counterparty will breach the terms of, or fail to perform its obligations under, the derivative contract. We may not be able to manage these risks effectively.
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
Our Advisor faces conflicts of interest relating to the purchase and leasing of properties, and these conflicts may not be resolved in our favor, which could adversely affect our investment opportunities.
Affiliates of our Advisor have sponsored and may sponsor one or more other real estate investment programs in the future. We may buy properties at the same time as one or more of the other American Realty Capital-sponsored programs managed by officers and key personnel of our Advisor. There is a risk that our Advisor will choose a property that provides lower returns to us than a property purchased by another American Realty Capital-sponsored program. We cannot be sure that officers and key personnel acting on behalf of our Advisor and on behalf of managers of other American Realty Capital-sponsored programs will act in our best interests when deciding whether to allocate any particular property to us. In addition, we may acquire properties in geographic areas where other American Realty Capital-sponsored programs own properties. In such a case, a conflict could arise in the acquisition or leasing of properties if we and another American Realty Capital-sponsored program were to compete for the same properties or tenants in negotiating leases, or a conflict could arise in connection with the resale of properties if we and another American Realty Capital-sponsored program were to attempt to sell similar properties at the same time. Conflicts of interest also may exist at such time as we or our affiliates managing properties on our behalf seek to employ developers, contractors or building managers, as well as under other circumstances.
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
Our executive officers and officers of our Advisor are part of the senior management or are key personnel of the other American Realty Capital-sponsored REITs and their advisors. Five of the American Realty Capital-sponsored REITs, including ARC Realty Finance Trust, Inc., American Realty Capital Healthcare Trust II, Inc., American Realty Capital Trust V, Inc., Phillips Edison - ARC Grocery Center REIT II, Inc. and American Realty Capital Hospitality Trust, Inc. have registration statements that became effective in the past 18 months and currently are offering securities and none of the American Realty Capital-sponsored REITs are more than five years old. As a result, such REITs will have concurrent or overlapping acquisition, operational and disposition and liquidation phases as us, which may cause conflicts of interest to arise throughout each phase of our company with respect to, among other things, locating and acquiring properties, entering into leases and disposing of properties. The conflicts of interest each of our executive officers and each officer of our Advisor face may cause our operating results and the value of our investments to suffer. Officers of any service provider may face similar conflicts of interest should they be involved with the management of multiple REITs, and especially REITs in the developmental stage.
Our officers and directors face conflicts of interest related to the positions they hold with affiliated entities, which could hinder our ability to successfully implement our business strategy and to generate returns to you.
Certain of our executive officers, including Nicholas S. Schorsch, who also serves as the chairman of our board of directors, and Edward M. Weil, Jr., president, chief operating officer and secretary, also are officers of our Advisor, our Property Manager and other affiliated entities, including the advisor and property manager of other REITs sponsored by the American Realty Capital group of companies. As a result, these individuals owe fiduciary duties to these other entities and their stockholders and limited partners, which fiduciary duties may conflict with the duties that they owe to us and our stockholders.
Their loyalties to these other entities could result in actions or inactions that are detrimental to our business, which could harm the implementation of our business strategy and our investment and leasing opportunities. Conflicts with our business and interests are most likely to arise from involvement in activities related to (a) allocation of new investments and management time and services between us and the other entities, (b) our purchase of properties from, or sale of properties, to affiliated entities, (c) the timing and terms of the investment in or sale of an asset, (d) development of our properties by affiliates, (e) investments with affiliates of our Advisor, (f) compensation to our Advisor, and (g) our relationship with our Property Manager.

Our Advisor and its affiliates face conflicts of interest relating to the incentive fee structure, including New York Recovery Special Limited Partnership, LLC (the "Special Limited Partner"), which could result in actions that are not necessarily in the long-term best interests of our stockholders.
Under our advisory agreement and the partnership agreement of our operating partnership, our Advisor and its affiliates, including the Special Limited Partner, are entitled to fees and distributions that are structured in a manner intended to provide incentives to our Advisor to perform in our best interests and in the best interests of our stockholders. However, because our Advisor does not maintain a significant equity interest in us and is entitled to receive substantial minimum compensation regardless of performance, our Advisor's interests are not wholly aligned with those of our stockholders. In that regard, our Advisor could be motivated to recommend riskier or more speculative investments in order for us to generate the specified levels of performance or sales proceeds that would entitle our Advisor to fees. In addition, our Advisor's and its affiliates' entitlement to fees and distributions upon the sale of our assets and to participate in sale proceeds could result in our Advisor recommending sales of our investments at the earliest possible time at which sales of investments would produce the level of return that would entitle the Advisor to compensation relating to those sales, even if continued ownership of those investments might be in our best long-term interest. The partnership agreement will require us to pay a performance-based termination distribution to the Special Limited Partner if we terminate the advisory agreement prior to the listing of our shares for trading on an exchange or, absent a listing, in respect of its participation in net sales proceeds. To avoid paying this fee, our independent directors may decide against terminating the advisory agreement prior to our listing of our shares or disposition of our investments even if, but for the termination distribution, termination of the advisory agreement would be in our best interest. In addition, the requirement to pay the distribution the Special Limited Partner at termination could cause us to make different investment or disposition decisions than we would otherwise make, in order to satisfy our obligation to pay the distribution to the terminated advisor. Moreover, our Advisor will have the right to terminate the advisory agreement upon a change of control of our company and thereby trigger the payment of the terminated distribution, which could have the effect of delaying, deferring or preventing the change of control.
There is no separate counsel for us and our affiliates, which could result in conflicts of interest, and such conflicts may not be resolved in our favor, which could adversely affect the value of your investment.
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
Risks Related to Corporate Structure
Our rights and the rights of our stockholders to recover claims against our officers, directors and our Advisor are limited, which could reduce your and our recovery against them if they cause us to incur losses.
Maryland law provides that a director has no liability in that capacity if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in the corporation's best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. In addition, subject to certain limitations set forth therein or under Maryland law, our charter provides that no director or officer will be liable to us or our stockholders for monetary damages and requires us to indemnify our directors, our officers and our Advisor and our Advisor's affiliates and permits us to indemnify our employees and agents. We and our stockholders also may have more limited rights against our directors, officers, employees and agents, and our Advisor and its affiliates, than might otherwise exist under common law, which could reduce your and our recovery against them. In addition, we may be obligated to fund the defense costs incurred by our directors, officers, employees and agents, or our Advisor and its affiliates in some cases.
The limit on the number of shares a person may own may discourage a takeover that could otherwise result in a premium price to our stockholders.
Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT. Unless exempted by our board of directors, no person may own more than 9.8% in value of the aggregate of the outstanding shares of our stock or more than 9.8% (in value or number, whichever is more restrictive) of any class or series of the outstanding shares of our stock. This restriction may have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all our assets) that might provide a premium price for holders of our common stock. Similarly, this restriction further limits a stockholder's ability to sell shares.

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

These super-majority vote requirements do not apply if the corporation's common stockholders receive a minimum price, as defined under Maryland law, for their shares in the form of cash or other consideration in the same form as previously paid by the interested stockholder for its shares. The business combination statute permits various exemptions from its provisions, including business combinations that are exempted by the board of directors prior to the time that the interested stockholder becomes an interested stockholder. Pursuant to the statute, our board of directors has exempted any business combination involving our Advisor or any affiliate of our Advisor. Consequently, the five-year prohibition and the super-majority vote requirements will not apply to business combinations between us and our Advisor or any affiliate of our Advisor. As a result, our Advisor and any of its affiliates may be able to enter into business combinations with us that may not be in the best interest of our stockholders, without compliance with the super-majority vote requirements and the other provisions of the statute. The business combination statute may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer.
Maryland law limits the ability of a third-party to buy a large stake in us and exercise voting power in electing directors, which may discourage a takeover that could otherwise result in a premium price to our stockholder.
The Maryland Control Share Acquisition Act provides that "control shares" of a Maryland corporation acquired in a "control share acquisition" have no voting rights except to the extent approved by the affirmative vote of stockholders entitled to cast two-thirds of the votes entitled to be cast on the matter. Shares of stock owned by the acquirer, by officers or by employees who are directors of the corporation, are excluded from shares entitled to vote on the matter. "Control shares" are voting shares of stock which, if aggregated with all other shares of stock owned by the acquirer or in respect of which the acquirer can exercise or direct the exercise of voting power (except solely by virtue of a revocable proxy), would entitle the acquirer to exercise voting power in electing directors within specified ranges of voting power. Control shares do not include shares the acquiring person is then entitled to vote as a result of having previously obtained stockholder approval. A "control share acquisition" means the acquisition of issued and outstanding control shares. The control share acquisition statute does not apply (a) to shares acquired in a merger, consolidation or share exchange if the corporation is a party to the transaction, or (b) to acquisitions approved or exempted by the charter or bylaws of the corporation. Our bylaws contain a provision exempting from the Control Share Acquisition Act any and all acquisitions of our stock by any person. There can be no assurance that this provision will not be amended or eliminated at any time in the future.

Stockholders are limited in their ability to sell your shares pursuant to our share repurchase program and may have to hold shares for an indefinite period of time.
Our board of directors may amend the terms of our share repurchase program without stockholder approval. Our board of directors also is free to amend, suspend (in whole or in part) or terminate or reduce or increase the number of shares purchased under the share repurchase program upon 30 days' notice or to reject any request for repurchase. In addition, the share repurchase program includes numerous restrictions that limit a stockholder’s ability to sell shares. Generally, the stockholder must have held the shares for at least one year in order to participate in our share repurchase program. Subject to funds being available, until we establish estimated values for our shares, the purchase price for shares repurchased under our share repurchase program will be based on the amount paid to us for the purchase of common stock (which will equal a percentage ranging from 90% to 97.5% until a stockholder has continuously held his shares for at least four years, at which point such percentage will be 100%). The limits on repurchases under our share repurchase plan might prevent us from accommodating all repurchase requests made in any year. These restrictions severely limit a stockholder’s ability to sell shares. Further, the price at which we repurchase share could be greater than the original purchase price for the shares less commissions and organization and offering costs associated with the shares. Thus, the repurchase could have the effect of diluting remaining stockholders shares.
Existing stockholders’ interests will be diluted if we issue additional shares.
Existing stockholders do not have preemptive rights to any shares issued by us in the future. Our charter currently authorizes us to issue 350 million shares of stock, of which 300 million shares are classified as common stock and 50 million are classified as preferred stock. Our board of directors may amend our charter from time to time to increase or decrease the aggregate number of authorized shares of stock, or the number of authorized shares of any class or series of stock, or may classify or reclassify any unissued shares into the classes or series of stock without the necessity of obtaining stockholder approval. Except for preferred stock, all our shares may be issued in the discretion of our board of directors. Existing stockholders likely will suffer dilution of their equity investment in us, if we: (a) sell additional shares in the future, including those issued pursuant to our DRIP; (b) sell securities that are convertible into shares of our common stock; (c) issue shares of our common stock in a private offering of securities to institutional investors; (d) issue restricted share awards to our directors; (e) issue shares to our Advisor or its affiliates, successors or assigns, in payment of an outstanding fee obligation as set forth under our advisory agreement or other agreements; or (f) issue shares of our common stock to sellers of properties acquired by us in connection with an exchange of limited partnership units of the OP ("OP Units"). In addition, the partnership agreement for our operating partnership contains provisions that would allow, under certain circumstances, other entities, including other American Realty Capital-sponsored programs, to merge into or cause the exchange or conversion of their interest for OP Units. Because the OP Units may, in the discretion of our board of directors, be exchanged for shares of our common stock, any merger, exchange or conversion between our operating partnership and another entity ultimately could result in the issuance of a substantial number of shares of our common stock, thereby diluting the percentage ownership interest of other stockholders.
If we issue preferred stock, the holders thereof will, upon liquidation, be entitled to receive our available assets prior to distribution to the holders of our common stock. Additionally, any preferred stock including convertible preferred stock or other securities convertible, exercisable or exchangeable for common stock that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock and may result in dilution to owners of our common stock. Any preferred stock, if issued, could have a preference on liquidating distributions or a preference on dividend payments that could limit our ability pay distributions to the holders of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our stockholders bear the risk of our future offerings reducing the value of our common stock and diluting the interest of existing stockholders.
We depend on our operating subsidiary and its subsidiaries for cash flow and we will be structurally subordinated in right of payment to the obligations of our operating subsidiary and its subsidiaries.
Our only significant asset is and will be the general partnership interests we own in our operating partnership. We conduct, and intend to conduct, all of our business operations through our operating partnership. Accordingly, our only source of cash to pay our obligations is distributions from our operating partnership and its subsidiaries of their net earnings and cash flows. There is no assurance that our operating partnership or its subsidiaries will be able to, or be permitted to, make distributions to us that will enable us to make distributions to our stockholders from cash flows from operations or otherwise pay any other obligations. Each of our operating partnership's subsidiaries is a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from these entities. In addition, because we are a holding company, stockholder claims will be structurally subordinated to all existing and future liabilities and obligations of our operating partnership and its subsidiaries. Therefore, in the event of our bankruptcy, liquidation or reorganization, our assets and those of our operating partnership and its subsidiaries will be able to satisfy stockholder claims as stockholders only after all of our and our operating partnerships and its subsidiaries liabilities and obligations have been paid in full.

Office Industry Risks
Declines in overall activity in our markets may adversely affect the performance of our office properties.
Rental income from office properties fluctuates with general market and economic conditions. Our office properties may be adversely affected by market or economic challenges experienced by the U.S. economy or real estate industry as a whole. Because our portfolio includes commercial office buildings located in the New York MSA, if economic conditions there persist or deteriorate, then our results of operations, financial condition and ability to service current debt and to pay distributions to our stockholders may be adversely affected by the following potential conditions, among others:

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
Our portfolio includes office properties and, as with our retail properties, we are subject to the risk that tenants may be unable to make their lease payments or may decline to extend a lease upon its expiration. A lease termination by a tenant that occupies a large area of space in one of our office properties (commonly referred to as an anchor tenant) could impact leases of other tenants. Other tenants may be entitled to modify the terms of their existing leases in the event of a lease termination by an anchor tenant or the closure of the business of an anchor tenant that leaves its space vacant, even if the anchor tenant continues to pay rent. Any such modifications or conditions could be unfavorable to us as the property owner and could decrease rents or expense recoveries. In the event of default by an anchor tenant, we may experience delays and costs in enforcing our rights as landlord to recover amounts due to us under the terms of our agreements with those parties.
We may be adversely affected by certain trends that reduce demand for office real estate.
Some businesses are rapidly evolving to increasingly permit employee telecommuting, flexible work schedules, open workplaces and teleconferencing. These practices enable businesses to reduce their space requirements. A continuation of the movement towards these practices could over time erode the overall demand for office space and, in turn, place downward pressure on occupancy, rental rates and property valuations, each of which could have an adverse effect on our financial position, results of operations, cash flows and ability to make expected distributions to our stockholders.
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
Some of our leases provide for base rent plus contractual base rent increases. A number of our retail leases also include a percentage rent clause for additional rent above the base amount based upon a specified percentage of the sales our tenants generate. Under those leases which contain percentage rent clauses, our revenue from tenants may increase as the sales of our tenants increase. Generally, retailers face declining revenues during downturns in the economy. As a result, the portion of our revenue which we may derive from percentage rent leases could decline upon a general economic downturn.

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
Our retail tenants face potentially changing consumer preferences and increasing competition from other forms of retailing, such as discount shopping centers, outlet centers, upscale neighborhood strip centers, catalogues and other forms of direct marketing, discount shopping clubs, internet websites and telemarketing. Other retail centers within the market area of our properties may compete with our properties for customers, affecting their tenants' cash flows and thus affecting their ability to pay rent. In addition, some of our tenants' rent payments may be based on the amount of sales revenue that they generate. If these tenants experience competition, the amount of their rent may decrease and our cash flow will decrease.
Lodging Industry Risks
The hotel industry is very competitive and seasonal and has been affected by economic slowdowns, terrorist attacks and other world events.
The hotel industry is intensely competitive and seasonal in nature and has been affected by the recent economic slowdown, terrorist attacks, military activity in the Middle East, natural disasters and other world events impacting the global economy and the travel and hotel industries, and, as a result, our lodging properties may be adversely affected. Because the hotel industry is intensely competitive, our third-party management company and our third-party tenants may be unable to compete successfully or if our competitors' marketing strategies are more effective, our results of operations, financial condition, and cash flows including our ability to service debt and to make distributions to our stockholders, may be adversely affected. In particular, as a result of terrorist attacks around the world, the wars in Iraq and Afghanistan and the effects of the economic recession, subsequent to 2001 the lodging industry experienced a significant decline in business caused by a reduction in both business and leisure travel. Our business and lodging properties may continue to be affected by such events, including our hotel occupancy levels and average daily rates, and, as a result, our revenues may decrease or not increase to levels we expect.
Because we do not directly operate our lodging properties, our revenues depend on the ability of our third-party management company and our-third party tenants to compete successfully with other hotels in the New York MSA. Some of our competitors have substantially greater marketing and financial resources than we do. If our third-party management company and our third-party tenants are unable to compete successfully, including competition from Internet intermediaries, or if our competitors' marketing strategies are effective, our results of operations, financial condition, ability to service debt and ability to make distributions to our stockholders may be adversely affected.
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
We cannot and do not directly operate our lodging properties and, as a result, our results of operations, financial position, ability to service debt and our ability to make distributions to stockholders are dependent on the ability of our third-party management companies and our tenants to operate our hotel properties successfully. In order for us to satisfy certain REIT qualification rules, we cannot directly operate any lodging properties or actively participate in the decisions affecting their daily operations. Instead, through a taxable REIT subsidiary, or TRS, we must enter into management agreements with a third-party management company, or we must lease our lodging properties to third-party tenants on a triple-net lease basis. We cannot and do not control this third-party management company or the tenants who operate and are responsible for maintenance and other day-to-day management of our lodging properties, including, but not limited to, the implementation of significant operating decisions. Thus, even if we believe our lodging properties are being operated inefficiently or in a manner that does not result in satisfactory operating results, we may not be able to require the third-party management company or the tenants to change their method of operation of our lodging properties. Our results of operations, financial position, cash flows and our ability to service debt and to make distributions to stockholders are, therefore, dependent on the ability of our third-party management company and tenants to operate our lodging properties successfully. Any negative publicity or other adverse developments that affect that operator and/or its affiliated brands generally may adversely affect our results of operations, financial condition, and consequently cash flows thereby impacting our ability to service debt, and to make distributions to our stockholders. There can be no assurance that our affiliate will continue to manage any lodging properties we acquire.

We will rely on a third-party hotel management company to establish and maintain adequate internal controls over financial reporting at our lodging properties. We do not, however, control the design or implementation of or changes to internal controls at any of our lodging properties. Thus, even if we believe that our lodging properties are being operated without effective internal controls, we may not be able to require the third-party management company to change its internal control structure. This could require us to implement extensive and possibly inefficient controls at a parent level in an attempt to mitigate such deficiencies. If such controls are not effective, the accuracy of the results of our operations that we report could be affected. Accordingly, our ability to conclude that, as a company, our internal controls are effective is significantly dependent upon the effectiveness of internal controls that our third-party management company will implement at our lodging properties. It is possible that we could have a significant deficiency or material weakness as a result of the ineffectiveness of the internal controls at one or more of our lodging properties.
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
Our use of the taxable REIT subsidiary structure will increase our expenses.
A taxable REIT subsidiary structure will subject us to the risk of increased lodging operating expenses. The performance of our taxable REIT subsidiaries will be based on the operations of our lodging properties. Our operating risks will include not only changes in hotel revenues and changes to our taxable REIT subsidiaries’ ability to pay the rent due to us under the leases, but also increased hotel operating expenses, including, but not limited to, the following cost elements:
• wage and benefit costs;
• repair and maintenance expenses;
• energy costs;
• property taxes;
• insurance costs; and
• other operating expenses.
Any increases in one or more these operating expenses could have a significant adverse impact on our results of operations, cash flows and financial position.
Failure to maintain franchise licenses could decrease our revenues.
The inability to maintain franchise licenses could decrease our revenues. Maintenance of franchise licenses for our lodging properties is subject to maintaining our franchisor’s operating standards and other terms and conditions. Franchisors periodically inspect lodging properties to ensure that such lodging properties are maintained in accordance with their standards. Failure to maintain our lodging properties in accordance with these standards or comply with other terms and conditions of the applicable franchise agreement could result in a franchise license being canceled. If a franchise license terminates due to our failure to make required improvements or to otherwise comply with its terms, we may also be liable to the franchisor for a termination fee. As a condition to the maintenance of a franchise license, our franchisor could also require us to make capital expenditures, even if we do not believe the capital improvements are necessary, desirable, or likely to result in an acceptable return on our investment. We may risk losing a franchise license if we do not make franchisor-required capital expenditures.
If our franchisor terminates the franchise license, we may try either to obtain a suitable replacement franchise or to operate the lodging property without a franchise license. The loss of a franchise license could materially and adversely affect the operations or the underlying value of the lodging property because of the loss associated with the brand recognition and/or the marketing support and centralized reservation systems provided by the franchisor. A loss of a franchise license for one or more lodging properties could materially and adversely affect our results of operations, financial condition and our cash flows, including our ability to service debt and make distributions to our stockholders.
There are risks associated with employing hotel employees.
We will generally be subject to risks associated with the employment of hotel employees. Any lodging properties we acquire will be leased to one or more taxable REIT subsidiaries and be subject to management agreements with our property manager or a third-party property manager to operate the properties that we do not lease to a third party under a net lease. Hotel operating revenues and expenses for these properties will be included in our consolidated results of operations. As a result, although we do not directly employ or manage the labor force at our lodging properties, we are subject to many of the costs and risks generally associated with the hotel labor force. Our property manager or a third-party property manager will be responsible for hiring and maintaining the labor force at each of our lodging properties and for establishing and maintaining the appropriate processes and controls over such activities. From time to time, the operations of our lodging properties may be disrupted through strikes, public demonstrations or other labor actions and related publicity. We may also incur increased legal costs and indirect labor costs as a result of the aforementioned disruptions, or contract disputes or other events. A third-party property manager may be targeted by union actions or adversely impacted by the disruption caused by organizing activities. Significant adverse disruptions caused by union activities or increased costs affiliated with such activities could materially and adversely affect our results of operations, financial condition and our cash flows, including our ability to service debt and make distributions to our stockholders.
The expanding use of Internet travel websites by customers can adversely affect our profitability.
The increasing use of Internet travel intermediaries by consumers may experience fluctuations in operating performance during the year and otherwise adversely affect our profitability and cash flows. Our property manager and any third-party property manager will rely upon Internet travel intermediaries such as Travelocity.com, Expedia.com, Orbitz.com, Hotels.com and Priceline.com to generate demand for our lodging properties. As Internet bookings increase, these intermediaries may be able to obtain higher commissions, reduced room rates or other significant contract concessions from our property manager or any third-party property manager. Moreover, some of these Internet travel intermediaries are attempting to offer hotel rooms as a commodity, by increasing the importance of price and general indicators of quality (such as ‘‘three-star downtown hotel’’) at the expense of brand identification. Consumers may eventually develop brand loyalties to their reservations system rather than to our property manager or any third-party property manager and/or our brands, which could have an adverse effect on our business because we will rely heavily on brand identification. If the amount of sales made through Internet intermediaries increases significantly and our property manager or a third-party property manager fails to appropriately price room inventory in a manner that maximizes the opportunity for enhanced profit margins, room revenues may flatten or decrease and our profitability may be adversely affected.
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
As a result of the effects of an economic downturn, including increased unemployment rates, the residential industry may experience a significant decline in business caused by a reduction in overall renters. The current economic downturn and increase in unemployment rates may have an adverse effect on our operations if the tenants occupying the residential properties we acquire cease making rent payments to us. Moreover, low residential mortgage interest rates could accompany an economic downturn and encourage potential renters to purchase residences rather than lease them. Our residential properties may experience declines in occupancy rate due to any such decline in residential mortgage interest rates.
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
Our Advisor believes that utilizing borrowing is consistent with our investment objective of maximizing the return to investors. There is no limitation on the amount we may borrow against any single improved property. Under our charter, our borrowings may not exceed 300% of our total "net assets" (as defined in our charter and in accordance with the NASAA REIT Guidelines) as of the date of any borrowing, which is generally expected to be approximately 75% of the cost of our investments; however, we may exceed that limit if approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for exceeding such limit. This charter limitation, however, does not apply to individual real estate assets or investments. In addition, it is our intention to limit our borrowings to 40% to 50% of the aggregate fair market value of our assets (calculated after the close of our offering and once we have invested substantially all the proceeds of our offering), unless excess borrowing is approved by a majority of the independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for such excess borrowing. This limitation, however, will not apply to individual real estate assets or investments. At the date of acquisition of each asset, we anticipate that that the cost of investment for such asset will be substantially similar to its fair market value, which will enable us to satisfy our requirements under the NASAA REIT Guidelines. However, subsequent events, including changes in the fair market value of our assets, could result in our exceeding these limits. If we obtain independent director approval and borrow in excess of these limitation, our debt levels will be higher until we have invested most of our capital. High debt levels would cause us to incur higher interest charges, would result in higher debt service payments and could be accompanied by restrictive covenants. These factors could limit the amount of cash we have available to distribute and could result in a decline in the value of your investment.
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
U.S. Federal Income Tax Risks
Our failure to remain qualified as a REIT would subject us to U.S. federal income tax and potentially state and local tax, and would adversely affect our operations.
We have elected to be taxed as a REIT commencing with our taxable year ended December 31, 2011 and intend to operate in a manner that would allow us to continue to qualify as a REIT. However, we may terminate our REIT qualification, if our board of directors determines that not qualifying as a REIT is in our best interests, or inadvertently. Our qualification as a REIT depends upon our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. The REIT qualification requirements are extremely complex and interpretation of the U.S. federal income tax laws governing qualification as a REIT is limited. Furthermore, any opinion of our counsel, including tax counsel, as to our eligibility to qualify or remain qualified as a REIT is not binding on the Internal Revenue Service "IRS") and is not a guarantee that we will qualify, or continue to qualify, as a REIT. Accordingly, we cannot be certain that we will be successful in operating so we can qualify or remain qualified as a REIT. Our ability to satisfy the asset tests depends on our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. Our compliance with the REIT income or quarterly asset requirements also depends on our ability to successfully manage the composition of our income and assets on an ongoing basis. Accordingly, if certain of our operations were to be recharacterized by the IRS, such recharacterization would jeopardize our ability to satisfy all requirements for qualification as a REIT. Furthermore, future legislative, judicial or administrative changes to the U.S. federal income tax laws could be applied retroactively, which could result in our disqualification as a REIT.
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
Even if we qualify as a REIT, in certain circumstances, we may incur tax liabilities that would reduce our cash available for other purposes.
Even if we qualify and maintain our status as a REIT, we may be subject to U.S. federal, state and local income taxes. For example, net income from the sale of properties that are "dealer" properties sold by a REIT (a "prohibited transaction" under the Code) will be subject to a 100% tax. We may not make sufficient distributions to avoid excise taxes applicable to REITs. We also may decide to retain net capital gain we earn from the sale or other disposition of our property and pay U.S. federal income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability unless they file U.S. federal income tax returns and thereon seek a refund of such tax. We also will be subject to corporate tax on any undistributed REIT taxable income. We also may be subject to state and local taxes on our income or property, including franchise, payroll and transfer taxes, either directly or at the level of our operating partnership or at the level of the other companies through which we indirectly own our assets, such as our TRSs, which are subject to full U.S. federal, state, local and foreign corporate-level income taxes. Any taxes we pay directly or indirectly will reduce our cash available for other purposes.

To qualify as a REIT we must meet annual distribution requirements, which may force us to forgo otherwise attractive opportunities or borrow funds during unfavorable market conditions. This could delay or hinder our ability to meet our investment objectives.
In order to qualify as a REIT, we must distribute annually to our stockholders at least 90% of our REIT taxable income (which does not equal net income, as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding net capital gain. We will be subject to U.S. federal income tax on our undistributed REIT taxable income and net capital gain and to a 4%nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (a) 85% of our ordinary income, (b) 95% of our capital gain net income and (c) 100% of our undistributed income from prior years. These requirements could cause us to distribute amounts that otherwise would be spent on investments in real estate assets and it is possible that we might be required to borrow funds, possibly at unfavorable rates, or sell assets to fund these distributions. It is possible that we might not always be able to make distributions sufficient to meet the annual distribution requirements and to avoid U.S. federal income and excise taxes on our earnings while we qualify as a REIT.
Certain of our business activities are potentially subject to the prohibited transaction tax.
For so long as we qualify as a REIT, our ability to dispose of property during the first few years following acquisition may be restricted to a substantial extent as a result of our REIT qualification. Under applicable provisions of the Code regarding prohibited transactions by REITs, while we qualify as a REIT, we will be subject to a 100% penalty tax on any gain recognized on the sale or other disposition of any property (other than foreclosure property) that we own, directly or indirectly through any subsidiary entity, including our operating partnership, but generally excluding TRSs, that is deemed to be inventory or property held primarily for sale to customers in the ordinary course of a trade or business. Whether property is inventory or otherwise held primarily for sale to customers in the ordinary course of a trade or business depends on the particular facts and circumstances surrounding each property. We intend to avoid the 100% prohibited transaction tax by (a) conducting activities that may otherwise be considered prohibited transactions through a TRS (but such TRS would incur corporate rate income taxes with respect to any income or gain recognized by it), (b) conducting our operations in such a manner so that no sale or other disposition of an asset we own, directly or indirectly through any subsidiary, will be treated as a prohibited transaction, or (c) structuring certain dispositions of our properties to comply with the requirements of the prohibited transaction safe harbor available under the Code for properties that, among other requirements, have been held for at least two years. Despite our present intention, no assurance can be given that any particular property we own, directly or through any subsidiary entity, including our operating partnership, but generally excluding TRSs will not be treated as inventory or property held primarily for sale to customers in the ordinary course of a trade or business.
Our TRSs are subject to corporate-level taxes and our dealings with our TRSs may be subject to 100% excise tax.
A REIT may own up to 100% of the stock of one or more TRSs. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 25% of the gross value of a REIT's assets may consist of stock or securities of one or more TRSs.
A TRS may hold assets and earn income that would not be qualifying assets or income if held or earned directly by a REIT, including gross income from operations pursuant to management contracts. We may operate our "qualified assets" through one or more TRSs that lease such properties from us. We may use our TRSs generally for other activities as well, such as to hold properties for sale in the ordinary course of a trade or business or to hold assets or conduct activities that we cannot conduct directly as a REIT. A TRS will be subject to applicable U.S. federal, state, local and foreign income tax on its taxable income. In addition, the rules, which are applicable to us as a REIT, also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm's-length basis.
If our leases to our TRSs are not respected as true leases for U.S. federal income tax purposes, we would fail to qualify as a REIT.
To qualify as a REIT, we must satisfy two gross income tests, under which specified percentages of our gross income must be derived from certain sources, such as "rents from real property." Rents paid to our operating partnership by our TRSs pursuant to the lease of our "qualified assets" will constitute substantially all of our gross income. In order for such rent to qualify as "rents from real property" for purposes of the REIT gross income tests, the leases must be respected as true leases for U.S. federal income tax purposes and not be treated as service contracts, joint ventures or some other type of arrangement. If our leases are not respected as true leases for U.S. federal income tax purposes, we would fail to qualify as a REIT.

If our operating partnership failed to qualify as a partnership or is not otherwise disregarded for U.S. federal income tax purposes, we would cease to qualify as a REIT.
We intend to maintain the status of our operating partnership as a partnership or a disregarded entity for U.S. federal income tax purposes. However, if the IRS were to successfully challenge the status of our operating partnership as a partnership or disregarded entity for such purposes, it would be taxable as a corporation. In such event, this would reduce the amount of distributions that our operating partnership could make to us. This also would result in our failing to qualify as a REIT, and becoming subject to a corporate level tax on our income. This substantially would reduce our cash available to pay distributions and the yield on your investment. In addition, if any of the partnerships or limited liability companies through which our operating partnership owns its properties, in whole or in part, loses its characterization as a partnership and is otherwise not disregarded for U.S. federal income tax purposes, it would be subject to taxation as a corporation, thereby reducing distributions to the operating partnership. Such a recharacterization of an underlying property owner could also threaten our ability to maintain our REIT qualification.
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

We may choose to make distributions in our own stock, in which case the stockholder may be required to pay U.S. federal income taxes in excess of the cash dividends received by them.
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
If our stockholders participate in our DRIP, they will be deemed to have received, and for U.S. federal income tax purposes will be taxed on, the amount reinvested in shares of our common stock to the extent the amount reinvested was not a tax-free return of capital. In addition, our stockholders will be treated for tax purposes as having received an additional distribution to the extent the shares are purchased at a discount to fair market value. As a result, unless a stockholder is a tax-exempt entity, it may have to use funds from other sources to pay its tax liability on the value of the shares of common stock received.
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
In order to qualify as a REIT, we must distribute annually to our stockholders at least 90% of our REIT taxable income (which does not equal net income, as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding net capital gain. In order for distributions to be counted as satisfying the annual distribution requirements for REITs, and to provide us with a REIT-level tax deduction, the distributions must not be "preferential dividends." A dividend is not a preferential dividend if the distribution is pro rata among all outstanding shares of stock within a particular class, and in accordance with the preferences among different classes of stock as set forth in our organizational documents. Currently, there is uncertainty as to the IRS's position regarding whether certain arrangements that REITs have with their stockholders could give rise to the inadvertent payment of a preferential dividend (e.g., the pricing methodology for stock purchased under a distribution reinvestment plan inadvertently causing a greater than 5% discount on the price of such stock purchased). While we believe that our operations have been structured in such a manner that we will not be treated as inadvertently paying preferential dividends, there is no de minimis exception with respect to preferential dividends. Therefore, if the IRS were to take the position that we inadvertently paid a preferential dividend, we may be deemed either to (a) have distributed less than 100% of our REIT taxable income and be subject to tax on the undistributed portion, or (b) have distributed less than 90% of our REIT taxable income and our status as a REIT could be terminated for the year in which such determination is made if we were unable to cure such failure.
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
Complying with REIT requirements may force us to forego and/or liquidate otherwise attractive investment opportunities.
To qualify as a REIT, we must ensure that we meet the REIT gross income tests annually and that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets, including certain mortgage loans and certain kinds of mortgage-related securities. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets can consist of the securities of any one issuer (other than government securities and qualified real estate assets) and no more than 25% of the value of our total assets can be represented by securities of one or more TRSs. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate assets from our portfolio or not make otherwise attractive investments in order to maintain our qualification as a REIT. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.
The ability of our board of directors to revoke our REIT qualification without stockholder approval may subject us to U.S. federal income tax and reduce distributions to our stockholders.
Our charter provides that our board of directors may revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that it is no longer in our best interest to continue to qualify as a REIT. While we have elected to be taxed as a REIT, we may terminate our REIT election if we determine that qualifying as a REIT is no longer in our best interests. If we cease to be a REIT, we would become subject to U.S. federal income tax on our taxable income and would no longer be required to distribute most of our taxable income to our stockholders.

We may be subject to adverse legislative or regulatory tax changes that could increase our tax liability, reduce our operating flexibility and reduce the market price of our common stock.
In recent years, numerous legislative, judicial and administrative changes have been made in the provisions of U.S. federal income tax laws applicable to investments similar to an investment in shares of our common stock. Additional changes to the tax laws are likely to continue to occur, and we cannot assure you that any such changes will not adversely affect the taxation of a stockholder. Any such changes could have an adverse effect on an investment in our shares or on the market value or the resale potential of our assets. You are urged to consult with your tax advisor with respect to the impact of recent legislation on your investment in our shares and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our shares. You also should note that our counsel's tax opinion is based upon existing law, applicable as of the date of its opinion, all of which will be subject to change, either prospectively or retroactively.
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
The share ownership restrictions of the Code for REITs and the 9.8% share ownership limit in our charter may inhibit market activity in our shares of stock and restrict our business combination opportunities.
In order to qualify as a REIT, five or fewer individuals, as defined in the Code, may not own, actually or constructively, more than 50% in value of our issued and outstanding shares of stock at any time during the last half of each taxable year, other than the first year for which a REIT election is made. Attribution rules in the Code determine if any individual or entity actually or constructively owns our shares of stock under this requirement. Additionally, at least 100 persons must beneficially own our shares of stock during at least 335 days of a taxable year for each taxable year, other than the first year for which a REIT election is made. To help insure that we meet these tests, among other purposes, our charter restricts the acquisition and ownership of our shares of stock.
Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT while we so qualify. Unless exempted by our board of directors, for so long as we qualify as a REIT, our charter prohibits, among other limitations on ownership and transfer of shares of our stock, any person from beneficially or constructively owning (applying certain attribution rules under the Code) more than 9.8% in value of the aggregate of our outstanding shares of stock and more than 9.8% (in value or in number of shares, whichever is more restrictive) of any class or series of our shares of stock. Our board of directors may not grant an exemption from these restrictions to any proposed transferee whose ownership in excess of the 9.8% ownership limit would result in the termination of our qualification as a REIT. These restrictions on transferability and ownership will not apply, however, if our board of directors determines that it is no longer in our best interest to continue to qualify as a REIT or that compliance with the restrictions is no longer required in order for us to continue to qualify as a REIT.
These ownership limits could delay or prevent a transaction or a change in control that might involve a premium price for our common stock or otherwise be in the best interest of the stockholders.
Recharacterization of sale-leaseback transactions may cause us to lose our REIT status.
If we enter into sale-leaseback transactions, we will use commercially reasonable efforts to structure any such sale- leaseback transaction such that the lease will be characterized as a "true lease" for tax purposes, thereby allowing us to be treated as the owner of the property for U.S. federal income tax purposes. The IRS may, however, challenge the characterization. In the event that any sale-leaseback transaction is challenged and recharacterized as a financing transaction or loan for U.S. federal income tax purposes, deductions for depreciation and cost recovery relating to the property would be disallowed. If a sale-leaseback transaction were so recharacterized, we might fail to satisfy the REIT qualification "asset tests" or "income tests" and, consequently, lose our REIT status effective with the year of recharacterization. Alternatively, the amount of our REIT taxable income could be recalculated which might also cause us to fail to meet the distribution requirement for a taxable year.

Non-U.S. stockholders will be subject to U.S. federal withholding tax and may be subject to U.S. federal income tax on distributions received from us and upon the disposition of our shares.
Subject to certain exceptions, distributions received from us will be treated as dividends of ordinary income to the extent of our current or accumulated earnings and profits. Such dividends ordinarily will be subject to U.S. withholding tax at a 30% rate, or such lower rate as may be specified by an applicable income tax treaty, unless the distributions are treated as "effectively connected" with the conduct by the non-U.S. stockholder of a U.S. trade or business. Pursuant to the Foreign Investment in Real Property Tax Act of 1980 ("FIRPTA") capital gain distributions attributable to sales or exchanges of "U.S. real property interests" ("USRPIs") generally will be taxed to a non-U.S. stockholder as if such gain were effectively connected with a U.S. trade or business. However, a capital gain dividend will not be treated as effectively connected income if (a) the distribution is received with respect to a class of stock that is regularly traded on an established securities market located in the United States and (b) the non-U.S. stockholder does not own more than 5% of the class of our stock at any time during the one- year period ending on the date the distribution is received. We do not anticipate that our shares will be "regularly traded" on an established securities market for the foreseeable future, and therefore, this exception is not expected to apply.
Gain recognized by a non-U.S. stockholder upon the sale or exchange of our common stock generally will not be subject to U.S. federal income taxation unless such stock constitutes a USRPI under FIRPTA. Our common stock will not constitute a USRPI so long as we are a "domestically-controlled qualified investment entity". A domestically-controlled qualified investment entity includes a REIT if at all times during a specified testing period, less than 50% in value of such REIT's stock is held directly or indirectly by non-U.S. stockholders. We believe, but cannot assure you, that we will be a domestically- controlled qualified investment entity.
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
Potential characterization of distributions or gain on sale may be treated as unrelated business taxable income to tax- exempt investors.
If (a) we are a "pension-held REIT," (b) a tax-exempt stockholder has incurred (or is deemed to have incurred) debt to purchase or hold our common stock, or (c) a holder of common stock is a certain type of tax-exempt stockholder, dividends on, and gains recognized on the sale of, common stock by such tax-exempt stockholder may be subject to U.S. federal income tax as unrelated business taxable income under the Code
Item 1B. Unresolved Staff Comments.
Not applicable.

Item 2. Properties
General
As of December 31, 2013, we owned 23 properties and real estate-related assets located in the New York MSA. The following table presents certain additional information about the properties and real estate-related assets we owned at December 31, 2013:

Portfolio Property	Acquisition Date	Number of Properties	Rentable Square Feet	Occupancy	Average Remaining Lease Term (1)

Interior Design Building	Jun. 2010	1	81,082	100.0%	3.7
367 - 369 Bleecker Street	Dec. 2010	1	4,726	100.0%	6.9
382 - 384 Bleecker Street	Dec. 2010	1	4,206	100.0%	6.5
387 Bleecker Street	Dec. 2010	1	792	100.0%	2.4
Foot Locker	Apr. 2011	1	6,118	100.0%	12.1
Regal Parking Garage	Jun. 2011	1	12,856	100.0%	20.6
Duane Reade	Oct. 2011	1	9,767	100.0%	14.8
416 Washington Street	Nov. 2011	1	9,001	57.4%	3.6
One Jackson Square	Nov. 2011	1	8,392	100.0%	13.4
350 West 42nd Street	Mar. 2012	1	42,774	100.0%	12.7
1100 Kings Highway	May 2012	1	61,318	100.0%	7.8
163 Washington Avenue Apartments	Sep. 2012	1	41,613	93.9%	1.4
1623 Kings Highway	Oct. 2012	1	19,960	100.0%	9.1
256 West 38th Street	Dec. 2012	1	117,902	94.7%	7.8
229 West 36th Street	Dec. 2012	1	148,894	100.0%	11.4
350 Bleecker Street	Dec. 2012	1	14,511	100.0%	11.9
218 West 18th Street	Mar. 2013	1	165,670	83.7%	9.8
50 Varick Street	Jul. 2013	1	158,573	100.0%	14.5
333 West 34th Street	Aug. 2013	1	346,728	100.0%	9.5
Worldwide Plaza (2)	Oct. 2013	1	1,005,178	91.2%	13.6
Viceroy Hotel	Nov. 2013	1	128,612	N/A	N/A
1440 Broadway	Dec. 2013	1	755,679	93.6%	6.0
Total properties, December 31, 2013		22	3,144,352	94.2%	10.2
123 William Street preferred equity investment	Oct. 2013	1
Total portfolio and other real estate-related assets, December 31, 2013		23
______________________________

(1)	Average remaining lease term in years as of December 31, 2013, calculated on a weighted-average basis.

(2)	Rentable square feet reflects our 48.9% pro-rata share of the building.

Future Minimum Lease Payments
The following table presents future minimum base rent payments, on a cash basis, due to us over the next ten years and thereafter at the properties we owned as of December 31, 2013, excluding our unconsolidated joint venture. These amounts exclude contingent rental payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes among other items.

(In thousands)	Future Minimum Base Rent Payments
2014	$88,340
2015	86,551
2016	73,600
2017	71,003
2018	68,327
2019	67,413
2020	66,781
2021	63,773
2022	58,755
2023	53,712
Thereafter	136,698
Total	$834,953
Future Lease Expirations Table
The following is a summary of lease expirations for the next ten years at the properties we owned as of December 31, 2013:

Year of Expiration	Number of Leases Expiring	Annualized Rental Income (1)	Annualized Rental Income as a Percentage of the Total Portfolio	Leased Rentable Square Feet	Percent of Portfolio Leased Rentable Square Feet Expiring
		(In thousands)
2014	52	$4,032	2.6%	100,681	3.6%
2015	13	15,341	10.0%	341,994	12.1%
2016	15	5,547	3.6%	116,962	4.1%
2017	17	6,779	4.4%	111,728	3.9%
2018	9	1,400	0.9%	36,217	1.3%
2019	3	721	0.5%	24,725	0.9%
2020	8	4,965	3.2%	82,380	2.9%
2021	9	2,387	1.6%	41,162	1.5%
2022	13	8,505	5.6%	164,983	5.8%
2023	6	4,627	3.0%	104,652	3.7%
Total	145	$54,304	35.4%	1,125,484	39.8%
_____________________________

(1)	Annualized rental income as of December 31, 2013 for the leases in place in the property portfolio on a straight-line basis, which includes tenant concessions such as free rent, as applicable.

Tenant Concentration
The following table lists tenants whose rented square footage is greater than 10% of the total portfolio rentable square footage as of December 31, 2013:

Tenant	Rented Square Feet (1)	Rented Square Feet as a % of Total Portfolio	Lease Expiration	Remaining Lease Term (2)	Renewal Options	Annualized Rental Income (1) (3)
						(In thousands)
Nomura Holdings America, Inc.	400,934	14.1%	Sep. 2033	19.8	(4)	$18,981
Cravath, Swaine & Moore, LLP	301,779	10.6%	Aug. 2024	10.7	None	$27,938
________________________________

(1)	Rentable square feet and annualized rental income reflect our 48.9% pro-rata share of the building.

(2)	Remaining lease term in years as of December 31, 2013.

(3)	Annualized rental income as of December 31, 2013 for the in-place leases in the property portfolio on a straight-line basis, which includes tenant concessions such as free rent, as applicable.

(4)
Nomura Holdings America, Inc. has up to four options to renew its lease. The first two options are for renewal terms of five or ten years each, whereas options two and three are for five years each. In total, the renewal options are designed to allow Nomura Holdings America, Inc. up to 20 years of extended term.

Significant Portfolio Properties
The rentable square feet or annualized rental income of Worldwide Plaza and the properties located at 1440 Broadway and 333 West 34th Street represent a significant portion of our total portfolio. The tenant concentrations of Worldwide Plaza and the properties located at 1440 Broadway and 333 West 34th Street are summarized below:
Worldwide Plaza
The following table lists tenants in Worldwide Plaza whose rented square footage is greater than 10% of the total rentable square footage of Worldwide Plaza as of December 31, 2013:

Tenant	Rented Square Feet (1)	Rented Square Feet as a % of Total Worldwide Plaza	Lease Expiration	Remaining Lease Term(2)	Renewal Options	Annualized Rental Income(1) (3)
						(In thousands)
Nomura Holdings America, Inc.	400,934	39.9%	Sep. 2033	19.8	(4)	$18,981
Cravath, Swaine & Moore, LLP	301,779	30.0%	Aug. 2024	10.7	None	$27,938
_____________________________

(1)	Rentable square feet and annualized rental income reflect our 48.9% pro-rata share of the building.

(2)	Remaining lease term in years as of December 31, 2013.

(3)	Annualized rental income as of December 31, 2013 for the in-place leases in the property portfolio on a straight-line basis, which includes tenant concessions such as free rent, as applicable.

(4)
Nomura Holdings America, Inc. has up to four options to renew its lease. The first two options are for renewal terms of five or ten years each, whereas options two and three are for five years each. In total, the renewal options are designed to allow Nomura Holdings America, Inc. up to 20 years of extended term.

1440 Broadway
The following table lists tenants at 1440 Broadway whose rented square footage is greater than 10% of the total rentable square footage of 1440 Broadway as of December 31, 2013:

Tenant	Rented Square Feet	Rented Square Feet as a % of Total 1440 Broadway	Lease Expiration	Remaining Lease Term(1)	Renewal Options	Annualized Rental Income(2)
						(In thousands)
Macy's Inc.	203,196	26.9%	Jan. 2024	10.1	1 - 5 or 10 yr.	$11,308
RentPath, Inc.	170,734	22.6%	Oct. 2015	1.8	None	$9,460
_____________________________

(1)	Remaining lease term in years as of December 31, 2013.

(2)	Annualized rental income as of December 31, 2013 for the in-place leases in the property portfolio on a straight-line basis, which includes tenant concessions such as free rent, as applicable.
333 West 34th Street
The following table lists tenants at 333 West 34th Street whose rented square footage is greater than 10% of the total rentable square footage of 333 West 34th Street as of December 31, 2013:

Tenant	Rented Square Feet		Rented Square Feet as a % of Total 333 West 34th Street	Lease Expiration		Remaining Lease Term(1)	Renewal Options	Annualized Rental Income(2)
								(In thousands)
The Segal Company (Eastern States) Inc.	144,307	(3)	41.6%	Feb. 2025		11.2	1 - 5 or 10 yr.	$8,891
Metropolitan Transportation Authority	130,443	(4)	37.6%	Jan. 2021	(5)	1.1	2 - 5 yr.	$3,371
Godiva Chocolatier, Inc.	42,290		12.2%	Feb. 2027		13.2	1 - 5 yr.	$1,685
_____________________________

(1)	Remaining lease term in years as of December 31, 2013.

(2)	Annualized rental income as of December 31, 2013 for the in-place leases in the property portfolio on a straight-line basis, which includes tenant concessions such as free rent, as applicable.

(3)	The Metropolitan Transportation Authority is contractually obligated to surrender 17,503 rentable square feet of the 5th floor to The Segal Company (Eastern States), Inc. in 2015.

(4)	Includes space required to be rented of 17,503 rentable square feet to be surrendered to the Segal Company (Eastern States), Inc. in 2015.

(5)	Early termination at the tenant's option available in January 2015.

Property Financing
The Company's mortgage notes payable as of December 31, 2013 and December 31, 2012 consist of the following:

		Outstanding Loan Amount
Portfolio	Encumbered Properties	December 31, 2013	December 31, 2012	Effective Interest Rate		Interest Rate	Maturity
		(In thousands)	(In thousands)
Interior Design Building	1	$20,582	$20,949	4.4%		Fixed	Dec. 2021
Bleecker Street	3	21,300	21,300	4.3%		Fixed	Dec. 2015
Foot Locker	1	3,250	3,250	4.6%		Fixed	Jun. 2016
Regal Parking Garage	1	3,000	3,000	4.5%		Fixed	Jul. 2016
Duane Reed	1	8,400	8,400	3.6%		Fixed	Nov. 2016
Washington Street Portfolio	1	4,831	4,917	4.4%		Fixed	Dec. 2021
One Jackson Square	1	13,000	13,000	3.4%	(1)	Fixed	Dec. 2016
350 West 42nd Street	1	11,365	11,365	3.4%		Fixed	Aug. 2017
1100 Kings Highway	1	20,200	20,200	3.4%	(1)	Fixed	Aug. 2017
1623 Kings Highway	1	7,288	7,288	3.3%	(1)	Fixed	Nov. 2017
256 West 38th Street	1	24,500	24,500	3.1%	(1)	Fixed	Dec. 2017
256 West 38th Street	—	—	2,400	5.3%	(2)	Variable	Dec. 2013
229 West 36th Street	1	35,000	35,000	2.9%	(1)	Fixed	Dec. 2017
229 West 36th Street	—	—	10,000	5.3%	(2)	Variable	Dec. 2013
	14	$172,716	$185,569	3.6%	(3)
______________________

(1)	Fixed through an interest rate swap agreement.

(2)	These variable rate mezzanine loans were repaid in full in January 2013.

(3)	Calculated on a weighted average basis for all mortgages outstanding as of December 31, 2013.
Item 3. Legal Proceedings.
On October 15, 2013, RXR WWP Owner LLC (“RXR”) filed a lawsuit in the Supreme Court of the State of New York, New York County, against American Realty Capital Properties, Inc. and us (collectively, the “ARC Parties”) alleging that, under an agreement that RXR entered into with the co-defendant WWP Sponsor LLC dated May 30, 2013 (the “May 30 Agreement”), RXR was entitled to acquire a 48.9% equity interest in the indirect owner of Worldwide Plaza. RXR claimed that the ARC Parties are liable for breach of a confidentiality agreement, tortious interference with the May 30 Agreement and tortious interference with prospective business relations. RXR moved for a preliminary injunction barring the defendants from consummating the Worldwide Plaza transaction. On October 30, 2013, the Court denied RXR’s preliminary injunction motion, and the transaction was thereafter consummated. On November 21, 2013 RXR filed an amended complaint adding the ARC Parties as parties to a permanent injunction claim that was previously asserted solely against the ARC Parties’ co-defendants. The ARC Parties filed a motion to dismiss the amended complaint on December 11, 2013. The motion will be fully briefed on February 28, 2014. RXR seeks damages against the ARC Parties of no less than $200.0 million. We believe that such lawsuit is without merit, but the ultimate outcome of such matter cannot be predicted. While losses and legal expenses may be incurred, an estimate of the range of potential losses cannot be made, and no provisions for such losses have been recorded in the accompanying consolidated financial statements for the year ended December 31, 2013. As of December 31, 2013, there were no other material legal proceedings pending or known to be contemplated against us.
Item 4. Mine Safety Disclosure.
Not applicable.
PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our shares are not listed on a national securities exchange and no established market currently exists for our shares of common stock although our board has announced that it intends to file an application to list our common stock on a national securities exchange. There is no assurance that the shares will, in fact, be listed.

Holders
As of February 14, 2014, we had 175.1 million shares of common stock outstanding held by a total of 38,168 stockholders.
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
On September 22, 2010, our board of directors approved, and we declared, a distribution rate equal to a 6.05% annualized rate based on the common share price of $10.00, or $0.605 per share per annum, commencing December 1, 2010.  The dividend is calculated based on stockholders of record each day during the applicable period at a rate of $0.00165753424 per day. From a tax perspective, of the amounts distributed during the year ended December 31, 2013, 93.1%, or $0.563 per share per annum and 6.9%, or $0.042 per share per annum, represented a return of capital and ordinary dividends, respectively. During the year ended December 31, 2012, 83.8%, or $0.51 per share per annum, and 16.2%, or $0.095 per share per annum, represented a return of capital and ordinary dividends, respectively.
Our distributions are payable by the 5th day following each month end to stockholders of record at the close of business each day during the prior month. Distribution payments are dependent on the availability of funds.  Our board of directors may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distribution payments are not assured. The first distribution was paid in January 2011. The following table reflects distributions paid in cash and through the DRIP to common stockholders, excluding distributions related to unvested restricted shares and Class B units, during the years ended December 31, 2013 and 2012:

(In thousands)	Distributions Paid in Cash	Distributions Paid Through the DRIP	Total Distributions Paid	Total Distributions Declared
2013:
1st Quarter 2013	$1,592	$1,502	$3,094	$3,472
2nd Quarter 2013	2,624	2,439	5,063	6,388
3rd Quarter 2013	5,162	5,383	10,545	12,861
4th Quarter 2013	8,412	9,528	17,940	21,678
Total 2013	$17,790	$18,852	$36,642	$44,399

2012:
1st Quarter 2012	$523	$467	$990	$1,136
2nd Quarter 2012	750	684	1,434	1,584
3rd Quarter 2012	974	932	1,906	2,055
4th Quarter 2012	1,198	1,175	2,373	2,616
Total 2012	$3,445	$3,258	$6,703	$7,391

We, our board of directors and Advisor share a similar philosophy with respect to paying our distributions. The distributions should principally be derived from cash flows generated from real estate operations. In order to improve our operating cash flows and our ability to pay distributions from operating cash flows, our related party Advisor and Property Manager agreed to waive certain fees including asset management and property management fees. Prior to July 1, 2012 we paid the Advisor a monthly asset management fee equal to one-twelfth of 0.75% of the aggregate contract purchase price of all real estate investments. Effective July 1, 2012, we issue to the Advisor restricted performance based Class B units for asset management fees, which will be forfeited immediately if certain conditions occur. During the years ended December 31, 2013 and 2012, the board of directors approved the issuance of 454,739 Class B units to the Advisor in connection with this arrangement. We also pay our Property Manager a property management fee of up to 4% per annum of the gross revenues of properties managed. Prior to July 1, 2012, the Advisor elected to waive the asset management fees. The Property Manager elected to waive the property management fees for both the years ended December 31, 2013 and 2012. In aggregate, $0.8 million and $1.0 million of fees were waived during the years ended December 31, 2013 and 2012, respectively. The Advisor and Property Manager will determine if a portion of property management fees will be waived in subsequent periods on a quarter-to-quarter basis. The fees that were waived are not deferrals and accordingly, will not be paid by us. Because the Advisor waived certain fees that we owed, cash flow from operations that would have been paid to the Advisor and the Property Manager was available to pay distributions to our stockholders. In certain instances, to improve our working capital, the Advisor may elect to absorb a portion of our costs that would otherwise have been paid by us. During the years ended December 31, 2013 and 2012, the Advisor absorbed $1.5 million and $1.0 million, respectively.
During the year ended December 31, 2013, cash used to pay our distributions was generated mainly from funds received from cash flows provided by operations, proceeds from common stock and proceeds from common stock issued under the DRIP. As additional capital is raised and we continue to build our portfolio of investments, we expect that we will use funds received from operating activities to pay a greater proportion of our distributions and will be able to reduce and in the future eliminate the use of funds from the sale of common stock to pay distributions. As the cash flows from operations become more significant our Property Manager may discontinue its past practice of forgiving fees and providing contributions and may charge the full fee owed to it in accordance with our agreements.  Distribution payments are dependent on the availability of funds.  Our board of directors may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distribution payments are not assured.
Share-Based Compensation Plans
We have a stock option plan (the "Plan") which authorizes the grant of nonqualified stock options to our independent directors, subject to the absolute discretion of the board of directors and the applicable limitations of the Plan. The exercise price for all stock options granted under the Plan to the independent directors will be determined in accordance with applicable rules and regulations including, if our shares are listed the applicable rules and regulations of the national securities exchange on which the shares are listed.
Notwithstanding any other provisions of our Plan to the contrary, no stock option issued pursuant thereto may be exercised if such exercise would jeopardize our status as a REIT under the Code. The following table sets forth information regarding securities authorized for issuance under our stock option plan as of December 31, 2013:

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

Restricted Share Plan
We have an employee and director incentive restricted share plan (the "RSP") that provides for the automatic grant of 3,000 restricted shares of common stock to each of the independent directors, without any further action by our board of directors or the stockholders, on the date of initial election to the board of directors and on the date of each annual stockholder's meeting. Restricted stock issued to independent directors will vest over a five-year period following the first anniversary of the date of grant in increments of 20% per annum. The RSP provides us with the ability to grant awards of restricted shares to our directors, officers and employees (if we ever have employees), employees of the Advisor and its affiliates, employees of entities that provide services to us, directors of the Advisor or of entities that provide services to us, certain consultants to us and the Advisor and its affiliates or to entities that provide services to us.  The total number of shares of common stock granted under the RSP shall not exceed 5.0% of our outstanding shares on a fully diluted basis at any time, and in any event will not exceed 7.5 million shares (as such number may be adjusted for stock splits, stock dividends, combinations and similar events).
Restricted share awards entitle the recipient to receive shares of common stock from us under terms that provide for vesting over a specified period of time or upon attainment of pre-established performance objectives. Such awards would typically be forfeited with respect to the unvested shares upon the termination of the recipient's employment or other relationship with us. Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of restricted shares may receive cash distributions prior to the time that the restrictions on the restricted shares have lapsed. Any distributions payable in common shares shall be subject to the same restrictions as the underlying restricted shares. As of December 31, 2013, we had 24,000 unvested restricted shares outstanding that were granted pursuant to the RSP.
Recent Sales of Unregistered Securities
We did not sell any equity securities that were not registered under the Securities Act during the years ended December 31, 2013, 2012 and 2011.
Use of Proceeds from Sales of Registered Securities
On September 2, 2010, we commenced our IPO on a "reasonable best efforts" basis of up to 150.0 million shares of common stock at a price of $10.00 per share, subject to certain volume and other discounts, pursuant to the Registration Statement filed with the SEC under the Securities Act. The Registration Statement also covered up to 25.0 million shares available pursuant to a DRIP under which our common stockholders may elect to have their distributions reinvested in additional shares of our common stock at the greater of $9.50 per share and 95% of the estimated value of a share of common stock. On August 2, 2013, we filed a Registration Statement on Form S-11 with the SEC to register follow-on offering up to 12.5 million shares of common stock at a price of $10.00 per share on a “best efforts” basis and 1.25 million shares of common stock pursuant to the DRIP at $9.50 per share.
As of December 31, 2013, we had 174.1 million shares of common stock outstanding, including unvested restricted shares, converted shares of convertible preferred stock and shares issued under the DRIP. As of December 31, 2013, we had received common stock proceeds of $1.7 billion from the sale of 172.1 million shares of common stock, including DRIP and net of repurchases. On November 27, 2013, we registered an additional 25.0 million shares to be used under the DRIP (including a direct stock component) pursuant to a registration statement on Form S-3D (File No. 333-192576). The new DRIP, including the direct stock component, became effective December 6, 2013 and, as permitted by the IPO prospectus, we reallocated the remaining DRIP shares from our IPO to the IPO’s primary offering. As of December 11, 2013, we closed the IPO following the successful achievement of our target equity raise and therefore did not launch our follow-on offering.
The following table reflects the offering costs associated with the issuance of common stock.

	Year Ended December 31,
(In thousands)	2013	2012	2011
Selling commissions and dealer manager fees	$134,972	$12,576	$4,303
Other offering costs	14,238	5,109	5,037
Reimbursement from Advisor (1)	—	(4,658)	—
Total offering costs	$149,210	$13,027	$9,340
__________________
(1) The Advisor elected to reimburse our offering costs in excess of 1.5% of proceeds from the sale of common stock during the year ended December 31, 2012.

The Dealer Manager reallowed the selling commissions and a portion of the dealer manager fees to participating broker-dealers. The following table details the selling commissions incurred and reallowed related to the sale of shares of common stock.

	Year Ended December 31,
(In thousands)	2013	2012	2011
Total commissions paid to the Dealer Manager	$134,972	$12,576	$4,303
Less:
Commissions to participating brokers	(86,497)	(8,164)	(2,800)
Reallowance to participating broker dealers	(14,770)	(1,261)	(307)
Net to the Dealer Manager	$33,705	$3,151	$1,196
As of December 31, 2013, we have incurred $174.9 million of cumulative offering costs in connection with the issuance and distribution of common stock. Offering proceeds of $1.7 billion exceeded cumulative offering costs by $1.5 billion at December 31, 2013.
Cumulative offering costs include $152.0 million incurred from our Dealer Manager for dealer manager fees and commissions and $14.3 million from our Advisor, net of the Advisor's reimbursement related to the 15% cap on total offering costs by the Advisor during the IPO.
We expect to use substantially all of the net proceeds from our IPO to primarily acquire income-producing commercial real estate in the New York MSA, and, in particular, properties located in New York City, with a focus on office and retail properties. We may also originate or acquire first mortgage loans secured by real estate.  As of December 31, 2013, we have used the net proceeds from our IPO, secured debt financing and credit facility to purchase 23 real estate-related investments with an aggregate gross purchase price of $2.1 billion.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Our common stock is currently not listed on a national securities exchange and we will not seek to list our stock until such time as our independent directors believe that the listing of our stock would be in the best interest of our stockholders. Our board has determined that it is in the best interests of our stockholders to proceed to file an application to list our shares of common stock on a national securities exchange. In order to provide stockholders with the benefit of some interim liquidity, our board of directors has adopted a Share Repurchase Program (the "SRP") that enables our stockholders to sell their shares back to us after they have held them for at least one year, subject to significant conditions and limitations. Our Sponsor, Advisor, directors and affiliates are prohibited from receiving a fee on any share repurchases.
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
Unless the shares of our common stock are being repurchased in connection with a stockholder's death, the purchase price for shares repurchased under our SRP will be as set forth below until we establish an estimated value of our shares. Unless our shares are listed on a national exchange, we expect to begin establishing an estimated value of our shares based on the value of our real estate and real estate-related investments beginning 18 months after the close of our IPO, or June 11, 2015. We will retain persons independent of us and our Advisor to prepare the estimated value of our shares.
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
The following table summarizes our SRP activity for the years ended December 31, 2013, 2012 and 2011. The value of repurchases did not exceed DRIP elections by stockholders. We fund share repurchases from proceeds from the sale of common stock.

	Number of Requests	Number of Shares Repurchased	Value of Shares Repurchased	Average Price per Share
			(In thousands)
Year ended December 31, 2011	1	2,538	$25	$9.85
Year ended December 31, 2012	10	81,661	780	9.55
Year ended December 31, 2013	24	195,395	1,886	9.65
Cumulative repurchases as of December 31, 2013(1)	35	279,594	2,691	$9.63
Value of shares issued through DRIP			22,530
Excess			$19,839
_________________________
(1) Includes six unfulfilled repurchase requests consisting of 51,829 shares at an average price per share of $9.76, which were approved for repurchase as of December 31, 2013 and completed in February 2014.

We process repurchases on a quarterly basis. The following table summarizes repurchase requests pursuant to our SRP for each quarter during the year ended December 31, 2013:

	Number of Requests	Number of Shares Repurchased	Value of Shares Repurchased	Average Price per Share
			(In thousands)
Quarter ended March 31, 2013	7	62,791	$587	$9.35
Quarter ended June 30, 2013	5	44,495	443	9.96
Quarter ended September 30, 2013	6	36,719	359	9.79
Quarter ended December 31, 2013(1)	6	51,390	497	9.66
Total year ended December 31, 2013	24	195,395	$1,886	$9.65
__________________________
(1) Includes six unfulfilled repurchase requests consisting of 51,829 shares at an average price per share of $9.76, which were approved for repurchase as of December 31, 2013 and completed in February 2014.

The share repurchase program will terminate immediately if our shares are listed on any national securities exchange. In addition, our board of directors may amend, suspend (in whole or in part) or terminate the share repurchase program at any time upon 30 days' prior written notice to our stockholders. Further, our board of directors reserves the right, in its sole discretion, to reject any requests for repurchases.

Item 6. Selected Financial Data.
The following selected financial data as of December 31, 2013, 2012, 2011, 2010 and 2009 and for the years ended December 31, 2013, 2012, 2011, 2010 and the period from October 6, 2009 (date of inception) to December 31, 2009 should be read in conjunction with the accompanying consolidated financial statements and related notes thereto and "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations" below:

	December 31,
Balance sheet data (In thousands)	2013	2012	2011	2010	2009
Total real estate investments, at cost	$1,542,805	$360,857	$125,626	$67,615	$—
Total assets	2,048,305	367,850	136,964	69,906	954
Mortgage notes payable	172,716	185,569	75,250	35,385	—
Credit facility	305,000	19,995	—	—	—
Notes payable	—	—	5,933	5,933	—
Total liabilities	599,046	225,419	85,773	45,781	755
Total equity	1,449,259	142,431	51,191	24,125	199

	Year Ended December 31,				For the Period from October 6, 2009 (date of inception) to December 31, 2009
Operating data (In thousands, except share and per share data)	2013	2012	2011	2010
Total revenues	$55,887	$15,422	$7,535	$2,377	$—
Operating expenses:
Property operating	14,918	2,398	1,039	672	—
Acquisition and transaction related	17,417	6,066	1,586	1,424	—
General and administrative	1,019	226	220	43	1
Depreciation and amortization	33,912	8,097	4,043	1,040	—
Total operating expenses	67,266	16,787	6,888	3,179	1
Operating income (loss)	(11,379)	(1,365)	647	(802)	(1)
Other income (expenses):
Interest expense	(10,673)	(4,994)	(3,910)	(1,070)	—
Income from unconsolidated joint venture	2,066	—	—	—	—
Income from preferred equity investment and investment securities	649	—	—	—	—
Interest and investment income	21	1	1	1	—
Losses on derivatives	5	(14)	(3)	—	—
Total other expenses	(7,932)	(5,007)	(3,912)	(1,069)	—
Net loss	(19,311)	(6,372)	(3,265)	(1,871)	(1)
Net loss (income) attributable to non-controlling interests	32	33	(154)	109	—
Net loss attributable to stockholders	$(19,279)	$(6,339)	$(3,419)	$(1,762)	$(1)
Other data:
Cash flows provided by (used in) operations	$9,428	$3,030	$263	$(1,234)	$(1)
Cash flows used in investing activities	(1,309,508)	(145,753)	(25,736)	(30,729)	—
Cash flows provided by financing activities	1,528,103	137,855	35,346	32,312	1
Per share data:
Net loss per common share - basic and diluted	$(0.26)	$(0.52)	$(2.31)	$(71.06)	NM
Distributions declared per common share	$0.605	$0.605	$0.605	$0.605	$—
Weighted-average number of common shares outstanding, basic and diluted	73,074,872	12,187,623	2,070,184	36,108	—
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
Organization
We were incorporated on October 6, 2009 as a Maryland corporation that qualified as a real estate investment trust for U.S. federal income tax purposes ("REIT") beginning with the taxable year ended December 31, 2010.  On September 2, 2010, we commenced our initial public offering (the "IPO") on a "reasonable best efforts" basis of up to 150.0 million shares of common stock, $0.01 par value per share, at a price of $10.00 per share, subject to certain volume and other discounts, pursuant to our registration statement on Form S-11, as amended (File No. 333-163069) (the "Registration Statement") filed with the U.S. Securities and Exchange Commission (the "SEC") under the Securities Act of 1933, as amended (the "Securities Act"). Our Registration Statement also covered up to 25.0 million shares available pursuant to a distribution reinvestment plan (the "DRIP") under which our common stockholders may elect to have their distributions reinvested in additional shares of our common stock at the greater of $9.50 per share or 95% of the estimated value of a share of common stock. On August 2, 2013, we filed a Registration Statement on Form S-11 with the SEC to register a follow-on offering of up to 12.5 million shares of common stock at a price of $10.00 per share on a “reasonable best efforts” basis and 1.25 million shares of common stock pursuant to the DRIP at $9.50 per share.
On November 27, 2013, we registered an additional 25.0 million shares to be used under the DRIP (including a direct stock component) pursuant to a registration statement on Form S-3D (File No. 333-192576). The new DRIP, including the direct stock component, became effective December 6, 2013 and, as permitted by the IPO prospectus, we reallocated the remaining DRIP shares from our IPO to the IPO’s primary offering. As of December 11, 2013, we closed the IPO following the successful achievement of our target equity raise and therefore we did not launch our follow-on offering.
As of December 31, 2013, we had 174.1 million shares of common stock outstanding, including unvested restricted shares, converted shares of convertible preferred stock (the "Preferred Shares") and shares issued under the DRIP. As of December 31, 2013, we had received total gross proceeds from the IPO and the DRIP of $1.7 billion from the sale of 172.1 million shares of common stock, including shares issued under the DRIP.  In addition, we sold 2.0 million Preferred Shares for gross proceeds of $17.0 million in a private placement pursuant to Rule 506 of Regulation D of the Securities Act, which terminated on September 2, 2010, the effective date of the Registration Statement. On December 15, 2011, we exercised our option to convert the Preferred Shares into 2.0 million shares of common stock on a one-for-one basis. As of December 31, 2013, the aggregate value of all issuances and subscriptions of common stock outstanding was $1.7 billion based on a per share value of $10.00 (or $9.50 for shares issued under the DRIP).
We were formed to acquire income-producing commercial and residential real estate in the New York metropolitan statistical area, and, in particular, properties located in New York City, with a focus on office and retail properties. All such properties may be acquired and operated by us alone or jointly with another party. We also may originate or acquire first mortgage loans secured by real estate.  We purchased our first property and commenced active operations in June 2010.  As of December 31, 2013, we owned 23 properties and real estate-related assets.
Substantially all of our business is conducted through New York Recovery Operating Partnership, L.P. (the "OP"), a Delaware limited partnership. We have no employees.  We have retained New York Recovery Advisors, LLC (our "Advisor") to manage our affairs on a day-to-day basis. New York Recovery Properties, LLC (the "Property Manager") serves as our property manager, unless services are performed by a third party for specific properties. Realty Capital Securities, LLC (the "Dealer Manager") served as the dealer manager of our IPO.  The Advisor and the Property Manager are wholly owned entities of, and the Dealer Manager is under common ownership with, American Realty Capital III, LLC (the "Sponsor"), as a result of which, they are related parties and receive compensation, fees and expense reimbursements for services related to the IPO and for the investment and management of our assets. These entities receive fees during the offering, acquisition, operational and liquidation stages.

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
Offering and Related Costs
Offering and related costs include all expenses incurred in connection with our IPO. Offering costs (other than selling commissions and the dealer manager fees) include costs that may be paid by the Advisor, the Dealer Manager or their affiliates on our behalf.  These costs include but are not limited to (i) legal, accounting, printing, mailing, and filing fees; (ii) escrow service related fees; (iii) reimbursement of the Dealer Manager for amounts it may pay to reimburse the bona fide diligence expenses of broker-dealers; and (iv) reimbursement to the Advisor for a portion of the costs of its employees and other costs in connection with preparing supplemental sales materials and related offering activities. We were obligated to reimburse the Advisor or its affiliates, as applicable, for organization and offering costs paid by them on our behalf, provided that the Advisor was obligated to reimburse us to the extent organization and offering costs (excluding selling commissions and the dealer manager fee) incurred by us in our offering exceed 1.5% of gross offering proceeds in the IPO. As a result, these costs were only our liability to the extent aggregate selling commissions, the dealer manager fee and other organization and offering costs did not exceed 11.5% of the gross proceeds determined at the end of our IPO. As of the end of our IPO in December 2013, offering costs were less than 11.5% of the gross proceeds in the IPO.
Revenue Recognition
Our revenues, which are derived primarily from rental income, include rents that each tenant pays in accordance with the terms of each lease reported on a straight-line basis over the initial term of the lease. Because many of our leases provide for rental increases at specified intervals, straight-line basis accounting requires us to record a receivable, and include in revenues, unbilled rent receivables that we will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. We defer the revenue related to lease payments received from tenants in advance of their due dates. When we acquire a property, the terms of existing leases are considered to commence as of the acquisition date for the purposes of this calculation.
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
Our hotel revenues are derived from room rentals and other sources such as charges to guests for telephone service, movie and vending commissions, meeting and banquet room revenue and laundry services. Hotel revenues are recognized as earned.
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
Derivative Instruments
We use derivative financial instruments to hedge the interest rate risk associated with a portion of our borrowings. The principal objective of such agreements is to minimize the risks and costs associated with our operating and financial structure as well as to hedge specific anticipated transactions.
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
Recently Issued Accounting Pronouncements
In December 2011, the Financial Accounting Standards Board (the "FASB") issued guidance regarding disclosures about offsetting assets and liabilities, which requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The guidance was effective for fiscal years and interim periods beginning on or after January 1, 2013 with retrospective application for all comparative periods presented. The adoption of this guidance, which is related to disclosure only, did not have a material impact on our consolidated financial position, results of operations or cash flows.
In July 2012, the FASB issued revised guidance intended to simplify how an entity tests indefinite-lived intangible assets for impairment. The amendments allow an entity to initially assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. An entity is no longer required to calculate the fair value of an indefinite-lived intangible asset and perform the quantitative test unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments were effective for annual and interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of this guidance did not have a material impact on our consolidated financial position, results of operations or cash flows.
In February 2013, the FASB issued guidance which requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. The guidance is effective for annual and interim periods beginning after December 15, 2012. The adoption of this guidance, which is related to disclosure only, did not have a material impact on our consolidated financial position, results of operations or cash flows.
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

In March 2013, the FASB issued new accounting guidance clarifying the accounting for the release of cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity.  The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2013. We do not expect the adoption of this guidance to have a material impact on our consolidated financial position, results of operations or cash flows.
Results of Operations
As of December 31, 2013, we owned 23 properties and real estate-related assets, with an aggregate gross purchase price of $2.1 billion. As of January 1, 2012, we owned nine properties (our "Same Store"), with an aggregate purchase price of $124.2 million. Accordingly, our results of operations for the year ended December 31, 2013 as compared to the year ended December 31, 2012, reflect significant increases in most categories.
Comparison of Year Ended December 31, 2013 to Year Ended December 31, 2012
Rental Income
Rental income increased $35.0 million to $49.5 million for the year ended December 31, 2013, from $14.5 million for the year ended December 31, 2012. The increase in rental income was primarily driven by our acquisitions since January 1, 2013, as well as a full year of operations for those acquired during 2012, which resulted in an increase in rental income of $34.9 million for the year ended December 31, 2013, compared to the year ended December 31, 2012. In addition, Same Store rental income increased $0.1 million due to new leasing activity at the Interior Design Building and One Jackson Square, which was partially offset by the termination of our garage tenant at our 416 Washington Street property, resulting from hurricane damage.
Operating Expense Reimbursements and Other Revenue
Operating expense reimbursements and other revenue increased $5.5 million to $6.4 million for the year ended December 31, 2013 from $0.9 million for year ended December 31, 2012.  Operating expense reimbursements increased in relation to the increase in property operating expenses, as a result of our acquisitions since January 1, 2013, as well as a full year of operations for those acquired during 2012, and an increase in property operating expenses in our Same Store. Pursuant to many of our lease agreements, tenants are required to pay their pro rata share of certain property operating expenses, in addition to base rent, whereas under certain other lease agreements, the tenants are directly responsible for all operating costs of the respective properties.
Property Operating Expenses
Property operating expenses increased $12.5 million to $14.9 million for the year ended December 31, 2013, from $2.4 million for the year ended December 31, 2012.  The increase in property operating expenses related primarily to real estate taxes, maintenance and insurance costs associated with the properties that have been acquired since January 1, 2013, as well as a full year of operations for those acquired during 2012, which resulted in an increase of $11.5 million for the year ended December 31, 2013. In addition, Same Store property operating expenses increased $0.7 million, primarily as a result of bad debt expense of $0.5 million related to the hurricane damage to our 416 Washington Street property and increased real estate taxes and maintenance expenses at the Interior Design Building. Additionally, the Advisor elected to absorb $0.3 million of property operating expenses during the year ended December 31, 2012. No such expenses were absorbed during the year ended December 31, 2013.
Operating Fees to Affiliates
Our affiliated Property Manager is entitled to fees for the management of our properties.  Property management fees increase in direct correlation with gross revenues. Our Property Manager elected to waive these fees for the years ended December 31, 2013 and 2012.  For the years ended December 31, 2013 and 2012, we would have incurred property management fees of $0.8 million and $0.5 million, respectively, had these fees not been waived.
Effective July 1, 2012, the payment of asset management fees in cash, shares or restricted stock grants, or any combination thereof to the Advisor was eliminated. Instead the Company issues (when and if approved by the board of directors) to the Advisor Class B units, which will be forfeited unless certain conditions are met. During the years ended December 31, 2013 and 2012, the board of directors approved the issuance of 410,771 and 43,968 Class B units, respectively, to the Advisor in connection with this arrangement. Our Advisor elected to waive these fees prior to July 1, 2012. During the six months ended June 30, 2012, we would have incurred asset management fees of $0.5 million had these fees not been waived.

Acquisition and Transaction Related Expenses
Acquisition and transaction related expense of $17.4 million for the year ended December 31, 2013 primarily related to the acquisitions of seven properties and other real estate-related assets for an aggregate gross base cash purchase price of $1.8 billion, resulting in $17.8 million of acquisition and transaction-related expense which was partially offset by the reimbursement from the Advisor of $2.5 million of acquisition expenses and legal reimbursements that had been incurred on previous acquisitions. Acquisition and transaction related costs for the year ended December 31, 2013 also included $2.1 million incurred from the Dealer Manager for services rendered in connection with transaction management, information agent and advisory services agreements related to a potential liquidity event. Acquisition and transaction related expense of $6.1 million for the year ended December 31, 2012 related to the purchases of seven properties with an aggregate base purchase price of $226.5 million.
General and Administrative Expenses
General and administrative expenses increased $0.8 million to $1.0 million for the year ended December 31, 2013 from $0.2 million for the year ended December 31, 2012. This increase related primarily to $1.6 million of higher professional fees, including strategic advisory from the Dealer Manager services rendered during the IPO and other professional fees, as well as higher board member compensation to support our larger real estate portfolio. This increase was partially offset by the Advisor's election to absorb $1.5 million of general and administrative expenses during the year ended December 31, 2013, compared to $0.7 million during the year ended December 31, 2012.
Depreciation and Amortization Expense
Depreciation and amortization expense increased $25.8 million to $33.9 million for the year ended December 31, 2013, compared to $8.1 million for the year ended December 31, 2012. The increase in depreciation and amortization expense related mainly to acquisitions since January 1, 2013, as well as a full year of depreciation for those acquired during 2012, which resulted in additional expense of $24.8 million. In addition, Same Store depreciation and amortization expense increased $1.0 million due to capitalized building and tenant improvement projects at the Interior Design Building and the write-off of intangible lease assets due to the termination of two tenants at 416 Washington Street, as a result of hurricane damage.
Interest Expense
Interest expense increased by $5.7 million to $10.7 million for the year ended December 31, 2013 from $5.0 million for the year ended December 31, 2012. Interest expense related to mortgage notes payable increased by $4.1 million as a result of a higher average balance outstanding of $197.9 million during the year ended December 31, 2013, compared to the $97.7 million during the year ended December 31, 2012, as well as the associated increased amortization of deferred financing costs.
In August 2013, we entered into a new credit facility agreement which increased the borrowings available from $40.0 million to $220.0 million. In December 2013, we amended the facility to increase aggregate borrowings available to $390.0 million. Interest expense related to our credit facilities increased by $1.7 million as a result of a higher average balance outstanding to $63.7 million during the year ended December 31, 2013, compared to the $9.7 million during the year ended December 31, 2012, as well as the associated increased amortization of deferred financing costs resulting from implementing our expanded credit facility.
These increases were partially offset by a reduction of $0.1 million in interest expense related to a note payable during the year ended December 31, 2012, which was repaid in full in April 2012.
We view a mix of secured and unsecured financing sources as an efficient and accretive means to acquire properties and manage working capital.  Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the cost of borrowings and the opportunity to acquire real estate assets which meet our investment objectives.
Income from Unconsolidated Joint Venture
Income from unconsolidated joint venture was $2.1 million for the year ended December 31, 2013, which represents our preferred distribution, net of our pro-rata share of the net loss of Worldwide Plaza, which we acquired in October 2013.
Income from Preferred Equity Investment and Investment Securities
Income from preferred equity investment and investment securities was $0.6 million for the year ended December 31, 2013, which primarily represents income earned on our preferred equity investment in 123 William Street, acquired in October 2013, and our investments in redeemable preferred stock. We did not own any preferred equity investments or investment securities during the year ended December 31, 2012.
Interest Income
Interest income of approximately $21,000 and $1,000 during the years ended December 31, 2013 and 2012, respectively, primarily represents the income earned on cash and cash equivalents held during the period.

Net Loss Attributable to Non-Controlling Interests
The net loss attributable to non-controlling interests of approximately $32,000 and $33,000 during the years ended December 31, 2013 and 2012, respectively, represents the net loss related to our Bleecker Street portfolio and the 163 Washington Avenue Apartments attributable to non-controlling interests, for the period these properties were owned. We fully redeemed the third party's non-controlling interest in Bleecker Street of $1.0 million in December 2013.
Comparison of Year Ended December 31, 2012 to Year Ended December 31, 2011
Rental Income
Rental income increased $7.6 million to $14.5 million for the year ended December 31, 2012, compared to $6.9 million for the year ended December 31, 2011. The increase in rental income was primarily driven by our acquisitions since January 1, 2012, as well as a full year of operations for those acquired during 2011, which resulted in an increase in rental income of $7.7 million for the year ended December 31, 2012, compared to the year ended December 31, 2011. In addition, this increase was partially offset by a decrease in rental income at the Interior Design Building of $0.1 million as a result of net lease expirations, amendments and new leasing activity. New leasing activity occurred during the year ended December 31, 2012, however, a full year of the leasing activity has not yet occurred. The Interior Design Building's occupancy rate increased to 100.0% at December 31, 2012 from 85.4% at December 31, 2011.
Operating Expense Reimbursements
Operating expense reimbursements increased $0.3 million to $0.9 million for the year ended December 31, 2012, from $0.6 million for the year ended December 31, 2011.  Additional operating expense reimbursements of $0.5 million related to acquisitions was partially offset by a decrease of $0.2 million in operating expense reimbursements at the Interior Design Building due to lease terminations. Pursuant to many of our lease agreements at the Interior Design Building, tenants are required to pay their pro rata share of property operating expenses in excess of a base amount. Property operating expenses for new and renewed tenants at the Interior Design Building were not in excess of their base amounts during the year ended December 31, 2012.
Property Operating Expenses
Property operating expenses increased $1.4 million to $2.4 million for the year ended December 31, 2012, compared to $1.0 million for the year ended December 31, 2011.  Additional property operating expense of $1.1 million relates to real estate taxes, maintenance and insurance costs associated with acquisitions. Additionally, the Advisor's absorption of property operating expenses decreased by $0.2 million to $0.3 million from $0.5 million during the years ended December 31, 2012 and 2011, respectively.
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
Effective July 1, 2012, the payment of asset management fees in cash, shares or restricted stock grants, or any combination thereof to the Advisor was eliminated. Instead the Company elected to issue to the Advisor Class B units, which will be forfeited unless certain conditions are met. In December 2012, the board of directors approved the issuance of 43,968 Class B units to the Advisor in connection with this arrangement. Our Advisor elected to waive these fees prior to July 1, 2012.  We would have incurred asset management fees of $0.5 million and $0.6 million for the six months ended June 30, 2012 and the year ended December 31, 2011, respectively, had these fees not been waived.
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
General and Administrative Expenses
General and administrative expenses remained flat at $0.2 million for the years ended December 31, 2012 and 2011. An increase in board member compensation and professional fees of $0.3 million to support our larger real estate portfolio was offset by an increase of $0.3 million in the amount of general and administrative expenses that the Advisor elected to absorb. The Advisor elected to absorb $0.7 million and $0.4 million of general and administrative expenses during the years ended December 31, 2012 and 2011, respectively.

Depreciation and Amortization Expense
Depreciation and amortization expense increased $4.1 million to $8.1 million for the year ended December 31, 2012, compared to $4.0 million for the year ended December 31, 2011. The increase in depreciation and amortization expense related to acquisitions with an aggregate purchase price of $284.5 million, which resulted in additional expense of $4.5 million. This increase was partially offset by the decrease in amortization expense of in-place lease intangibles of $0.5 million as a result of lease terminations and expirations at the Interior Design Building.
Interest Expense
Interest expense increased by $1.1 million to $5.0 million for the year ended December 31, 2012, compared to $3.9 million for the year ended December 31, 2011. This increase primarily relates to the increase in mortgage notes payable to $185.6 million with a weighted average effective interest rate of 3.6% as of December 31, 2012, compared to $75.3 million with a weighted average effective interest rate of 4.1% as of December 31, 2011. In addition, since the first advance under our credit facility occurred in May 2012, we incurred interest expense related to our credit facility on an average outstanding balance of $15.2 million with an average variable interest rate of 2.8%. These increases were partially offset by the reduction in interest expense related to a note payable, which was repaid in full in April 2012 and $0.8 million of defeasance costs incurred during the year ended December 31, 2011 related to the defeasance of the original mortgage note payable on the Interior Design Building which occurred in November 2011.
Net Income Attributable to Non-Controlling Interests
Net loss of approximately $33,000 during the year ended December 31, 2012 represents the net loss on our Bleecker Street portfolio and the 163 Washington Avenue Apartments attributable to non-controlling interest holders. Net income of $0.2 million during the year ended December 31, 2011 represents net income on our Bleecker Street portfolio attributable to non-controlling interest holders. We fully redeemed the related party's non-controlling interest in Bleecker Street of $12.0 million in June 2012.
Cash Flows for the Year Ended December 31, 2013
For the year ended December 31, 2013, net cash provided by operating activities was $9.4 million.  The level of cash flows used in or provided by operating activities is affected by the volume of acquisition activity, the timing of interest payments and the amount of borrowings outstanding during the period, as well as the receipt of scheduled rent payments. Cash flows provided by operating activities during the year ended December 31, 2013 included $17.4 million of acquisition and transaction costs. Cash flows provided by operating activities included a net loss adjusted for non-cash items, resulting in a cash inflow of $12.9 million (net loss of $19.3 million adjusted for depreciation and amortization of tangible and intangible real estate assets and other non-cash charges of $32.2 million), an increase in accounts payable and accrued expenses of $7.8 million primarily due to fees owed to our Dealer Manager of $2.1 million for services rendered related to a potential liquidity event, operating costs associated with acquisitions and accrued tenant improvements, an increase in deferred rent of $7.1 million and a decrease in due from affiliated entities of $0.3 million. These cash inflows were partially offset by an increase in prepaid expenses and other assets of $18.7 million primarily due to unbilled rent receivables recorded in accordance with accounting for rental income on a straight-line basis, other accounts receivable, prepaid real estate taxes, insurance and deferred leasing costs.
Net cash used in investing activities during the year ended December 31, 2013 of $1.3 billion primarily related the acquisition of seven properties and real estate-related assets for an aggregate cash base purchase price of $1.4 billion, which were partially funded with a $60.0 million mortgage note payable and liabilities assumed at acquisition of $12.2 million for tenant improvements. Cash used in investing activities also included $12.1 million for capital expenditures and tenant improvements and $1.3 million for the purchase of investment securities. These cash outflows were partially offset by distributions from our unconsolidated joint venture in World Wide Plaza of $2.1 million.
Net cash provided by financing activities of $1.5 billion during the year ended December 31, 2013 related to proceeds, net of receivables and repurchases, from the issuance of common stock of $1.5 billion and proceeds net of repayments on our credit facility of $285.0 million. These inflows were partially offset by payments related to offering costs of $148.2 million, repayments of mortgage notes payable of $72.9 million, distributions to stockholders of $17.8 million, payments related to financing costs of $7.6 million, increases to restricted cash of $0.2 million, payments to non-controlling interest holders of $1.0 million and payments of distributions to non-controlling interest holders of $0.1 million.

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
Net cash used in investing activities during the year ended December 31, 2012 of $145.8 million related to $229.1 million for the acquisition of seven properties, which were partially funded with proceeds from mortgage notes payable received at acquisition of $79.2 million and reduced by liabilities assumed at acquisition mainly related to building improvements and leasehold interests of $4.8 million as well as minority interest retained by a seller of $0.4 million. Cash used in investing activities also related to $1.0 million for capital expenditures at the Interior Design Building during the period.
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
Net cash used in investing activities during the year ended December 31, 2011 of $25.7 million primarily related to $25.3 million for the acquisition of real estate assets. The contract purchase price of $57.9 million for the properties was partially funded by mortgage notes payable of $32.7 million on the acquisition dates. Cash used in investing activities also included $0.5 million related to capital expenditures at the Interior Design Building.
Net cash provided by financing activities of $35.3 million during the year ended December 31, 2011 related to proceeds, net of receivables, from the issuance of common stock of $42.5 million and mortgage notes payable from the refinancing of the Interior Design Building for $21.3 million as well as decreases in restricted cash of $0.6 million. This inflow was partially offset by principal payments on mortgage notes payable of $14.1 million, primarily due to the refinancing of the Interior Design Building, payments related to offering costs of $10.1 million, distributions to stockholders of $2.0 million, payments related to financing costs of $2.0 million and distributions to non-controlling interest holders of $0.9 million.
Liquidity and Capital Resources
Our principal demands for funds will continue to be for property acquisitions, either directly or through investment interests, for the payment of operating expenses, distributions to our stockholders and non-controlling interest holders, and for the payment of principal and interest on our outstanding indebtedness. Generally, capital needs for property acquisitions will be met through net proceeds received from the sale of common stock through our IPO as well as proceeds from our credit facility. We also may from time to time enter into other agreements with third parties whereby third parties will make equity investments in specific properties or groups of properties that we acquire. Expenditures other than property acquisitions and acquisition and transaction-related costs are expected to be covered by cash flows from operations.

We expect to meet our future short-term operating liquidity requirements through a combination of net cash provided by our current property operations and the operations of properties to be acquired in the future, proceeds from our DRIP and proceeds from our credit facility.  Management expects that in the future, as our portfolio matures, our properties will cover operating expenses and the payment of our monthly distribution. Other potential future sources of capital include proceeds from secured or unsecured financings from banks or other lenders, proceeds from public and private offerings, proceeds from the sale of properties and undistributed funds from operations.
We expect to utilize the net proceeds from the sale of our common stock and proceeds from our credit facility to complete future property acquisitions. As of December 31, 2013, we had 174.1 million shares of common stock outstanding, including unvested restricted shares, converted Preferred Shares and shares issued under the DRIP. As of December 31, 2013, we had received gross proceeds of $1.7 billion and $17.0 million from the sale of shares of common stock and Preferred Shares, respectively.
Our board of directors has adopted a share repurchase plan that enables our stockholders to sell their shares to us under limited circumstances. At the time a stockholder requests a repurchase, we may, subject to certain conditions, repurchase the shares presented for repurchase for cash to the extent we have sufficient funds available to fund such purchase. The following table reflects the cumulative number of shares repurchased during the years ended December 31, 2013, 2012 and 2011:

	Number of Requests	Number of Shares Repurchased	Average Price per Share
Year ended December 31, 2011	1	2,538	$9.85
Year ended December 31, 2012	10	81,661	9.55
Year ended December 31, 2013	24	195,395	9.65
Cumulative repurchase requests as of December 31, 2013 (1)	35	279,594	$9.63
__________________________

(1)
Includes six unfulfilled repurchase requests consisting of 51,829 shares at an average price per share of $9.76, which were approved for repurchase as of December 31, 2013 and completed in February 2014.

As of December 31, 2013, we had cash and cash equivalents of $233.4 million. We expect cash flows from operations and the sale of common stock to be used primarily to invest in additional real estate, pay debt service, pay operating expenses and pay stockholder distributions.
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
Changes in the accounting and reporting promulgations under GAAP (for acquisition fees and expenses from a capitalization/depreciation model to an expensed-as-incurred model) that were put into effect in 2009 and other changes to GAAP accounting for real estate subsequent to the establishment of NAREIT's definition of FFO have prompted an increase in cash-settled expenses, specifically acquisition fees and expenses for all industries as items that are expensed under GAAP, that are typically accounted for as operating expenses. Management believes these fees and expenses do not affect our overall long-term operating performance. Publicly registered, non-listed REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation. We used the proceeds raised in our IPO to, among other things, acquire properties, and we intend to begin the process of achieving a liquidity event during the second quarter of 2014 through the listing of our common stock on the New York Stock Exchange. Thus, unless we raise, or recycle, a significant amount of capital in the future, we will not be continuing to purchase assets at the same rate as during our IPO. Due to the above factors and other unique features of publicly registered, non-listed REITs, the Investment Program Association ("IPA"), an industry trade group, has standardized a measure known as MFFO, which the IPA has recommended as a supplemental measure for publicly registered non-listed REITs and which we believe to be another appropriate supplemental measure to reflect the operating performance of a non-listed REIT having the characteristics described above. MFFO is not equivalent to our net income or loss as determined under GAAP, and MFFO may not be a useful measure of the impact of long-term operating performance on value if we purchase a significant amount of new assets. We believe that, because MFFO excludes costs that we consider more reflective of investing activities and other non-operating items included in FFO and also excludes acquisition fees and expenses that affect our operations only in periods in which properties are acquired, MFFO can provide, on a going forward basis, an indication of the sustainability (that is, the capacity to continue to be maintained) of our operating performance after the period in which we are acquiring our properties and once our portfolio is stabilized. By providing MFFO, we believe we are presenting useful information that assists investors and analysts to better assess the sustainability of our operating performance now that our IPO has been completed and our portfolio has been stabilized. We also believe that MFFO is a recognized measure of sustainable operating performance by the non-listed REIT industry. Further, we believe MFFO is useful in comparing the sustainability of our operating performance after our IPO and acquisitions are completed with the sustainability of the operating performance of other real estate companies that are not as involved in acquisition activities.

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
Our MFFO calculation complies with the IPA's Practice Guideline described above. In calculating MFFO, we exclude acquisition related expenses, amortization of above and below market leases, fair value adjustments of derivative financial instruments, deferred rent receivables and the adjustments of such items related to non-controlling interests. Under GAAP, acquisition fees and expenses are characterized as operating expenses in determining operating net income. These expenses are paid in cash by us, and therefore such funds will not be available to distribute to investors. All paid and accrued acquisition fees and expenses negatively impact our operating performance during the period in which properties are acquired and will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property. Therefore, MFFO may not be an accurate indicator of our operating performance, especially during periods in which properties are being acquired. MFFO that excludes such costs and expenses would only be comparable to that of non-listed REITs that have completed their acquisition activities and have similar operating characteristics as us. Further, under GAAP, certain contemplated non-cash fair value and other non-cash adjustments are considered operating non-cash adjustments to net income in determining cash flow from operating activities. In addition, we view fair value adjustments of derivatives as items which are unrealized and may not ultimately be realized. We view both gains and losses from dispositions of assets and fair value adjustments of derivatives as items which are not reflective of ongoing operations and are therefore typically adjusted for when assessing operating performance. The purchase of properties, and the corresponding expenses associated with that process, has been a key operational feature of our business plan to generate operational income and cash flows in order to make distributions to investors. Because our IPO is completed, in the absence of a new capital raise, acquisition fees and expenses will now be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties or from ancillary cash flows.
Our management uses MFFO and the adjustments used to calculate it in order to evaluate our performance against other non-listed REITs. We believe that our use of MFFO and the adjustments used to calculate it allow us to present our performance in a manner that reflects certain characteristics that are unique to non-listed REITs, such as a limited and defined acquisition period. By excluding expensed acquisition costs, the use of MFFO provides information consistent with management's analysis of the operating performance of the properties. Additionally, fair value adjustments, which are based on the impact of current market fluctuations and underlying assessments of general market conditions, but can also result from operational factors such as rental and occupancy rates, may not be directly related or attributable to our current operating performance. By excluding such changes that may reflect anticipated and unrealized gains or losses, we believe MFFO provides useful supplemental information.
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

	Three Months Ended				Year Ended
(In thousands)	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013	December 31, 2013
Net income (loss) attributable to stockholders (in accordance with GAAP)	$(2,794)	$2,019	$(5,373)	$(13,131)	$(19,279)
Depreciation and amortization attributable to stockholders	4,246	5,947	10,219	15,298	35,710
FFO	1,452	7,966	4,846	2,167	16,431
Acquisition fees and expenses (1)	2,800	(2,434)	4,273	12,778	17,417
Amortization of above or accretion of below market leases, net (2)	(70)	(340)	(948)	(1,320)	(2,678)
Mark-to-market adjustments (3)	—	(4)	—	—	(4)
Losses from the extinguishment of debts	35	4	—	—	39
MFFO	4,217	5,192	8,171	13,625	31,205
Straight-line rent (4)	(1,373)	(1,528)	(3,094)	(3,241)	(9,236)
MFFO - IPA recommended format	$2,844	$3,664	$5,077	$10,384	$21,969
______________________________
(1) The purchase of properties, and the corresponding expenses associated with that process, is a key operational feature of our business plan to generate operational income and cash flows in order to make distributions to investors. In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for non-listed REITs that have completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition costs, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management's analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our Advisor or third parties. Acquisition fees and expenses under GAAP are considered operating expenses and as expenses included in the determination of net income and income from continuing operations, both of which are performance measures under GAAP. Such fees and expenses are paid in cash, and therefore such funds will not be available to distribute to investors. Such fees and expenses negatively impact our operating performance during the period in which properties are being acquired. Therefore, MFFO may not be an accurate indicator of our operating performance, especially during periods in which properties are being acquired. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property. Acquisition fees and expenses will need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties or from ancillary cash flows.

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
During the year ended December 31, 2013, distributions paid to common stockholders totaled $36.6 million inclusive of $18.9 million of distributions for which common stock was issued under the DRIP.  Distribution payments are dependent on the availability of funds.  Our board of directors may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distribution payments are not assured.
During the year ended December 31, 2013, cash used to pay our distributions was primarily generated from cash flows provided by operations, issuances of common stock and common stock issued under the DRIP.  We have continued to pay distributions to our stockholders each month since our initial distribution payment in April 2010.  There is no assurance that we will continue to declare distributions at this rate.
The following table shows the sources for the payment of distributions to common stockholders for the period presented:

	Three Months Ended								Year Ended
	March 31, 2013		June 30, 2013		September 30, 2013		December 31, 2013		December 31, 2013
(In thousands)		Percentage of Distributions		Percentage of Distributions		Percentage of Distributions		Percentage of Distributions		Percentage of Distributions
Distributions:(1)
Distribution paid in cash	$1,592		$2,624		$5,162		$8,412		$17,790
Distributions reinvested	1,502		2,439		5,383		9,528		18,852
Total distributions	$3,094		$5,063		$10,545		$17,940		$36,642
Source of distribution coverage:
Cash flows provided by operations (1)	$—	—%	$4,216	83.2%	$2,189	20.8%	$3,023	16.9%	$9,428	25.7%
Common stock issued under the DRIP / offering proceeds	1,502	48.5%	2,439	48.2%	5,383	51.0%	9,528	53.1%	18,852	51.5%
Proceeds from issuance of common stock	1,592	51.5%	(1,592)	(31.4)%	2,973	28.2%	5,389	30.0%	8,362	22.8%
Proceeds from financings	—	—%	—	—%	—	—%	—	—%	—	—%
Total sources of distributions	$3,094	100.0%	$5,063	100.0%	$10,545	100.0%	$17,940	100.0%	$36,642	100.0%
Cash flows provided by (used in) operations (GAAP basis) (2)	$(1,917)		$6,429		$1,893		$3,023		$9,428
Net income (loss) attributable to stockholders (in accordance with GAAP)	$(2,794)		$2,019		$(5,373)		$(13,131)		$(19,279)
__________________
(1) Excludes distributions related to unvested restricted shares and Class B units.
(2) Cash flows provided by operations for the year ended December 31, 2013 include acquisition and transaction related expenses of $17.4 million.

The following table compares cumulative distributions paid to cumulative net loss (in accordance with GAAP) for the period from October 6, 2009 (date of inception) through December 31, 2013.

For the Period from October 6, 2009 (date of inception) to
(In thousands)	December 31, 2013
Distributions paid:
Preferred stockholders	$2,158
Common stockholders in cash	21,786
Common stockholders pursuant to DRIP / offering proceeds	22,529
Total distributions paid	$46,473

Reconciliation of net loss:
Revenues	$81,221
Acquisition and transaction-related expenses	(26,493)
Depreciation and amortization	(47,092)
Other operating expenses	(20,536)
Other non-operating expenses	(17,920)
Net income attributable to non-controlling interests	20
Net loss (in accordance with GAAP) (1)	$(30,800)
__________________________________

(1)	Net loss as defined by GAAP includes the non-cash impact of depreciation and amortization expense as well as acquisition and transaction related costs.
Dilution
Our net tangible book value per share is a mechanical calculation using amounts from our balance sheet, and is calculated as (1) total book value of our assets less the net value of intangible assets, (2) minus total liabilities less the net value of intangible liabilities, (3) divided by the total number of shares of common and preferred stock outstanding. It assumes that the value of real estate, and real estate related assets and liabilities diminish predictably over time as shown through the depreciation and amortization of real estate investments. Real estate values have historically risen or fallen with market conditions. Net tangible book value is used generally as a conservative measure of net worth that we do not believe reflects our estimated value per share. It is not intended to reflect the value of our assets upon an orderly liquidation in accordance with our investment objectives. Our net tangible book value reflects dilution in the value of our common and preferred stock from the issue price as a result of (i) operating losses, which reflect accumulated depreciation and amortization of real estate investments, (ii) the funding of distributions from sources other than our cash flow from operations, and (iii) fees paid in connection with this offering, including commissions, dealer manager fees and other offering costs. As of December 31, 2013, our net tangible book value per share was $8.06. The offering price of shares under our primary portion of our IPO (ignoring purchase price discounts for certain categories of purchasers) at December 31, 2013 was $10.00.
Loan Obligations
The payment terms of our loan obligations require monthly principal and interest payments, with all unpaid principal and interest due at maturity. Our loan agreements stipulate that we comply with specific reporting covenants. As of December 31, 2013, we were in compliance with the debt covenants under our loan agreements.
Our Advisor may, with the approval of our independent directors, seek to borrow short-term capital that, combined with secured mortgage financing, exceeds our targeted leverage ratio. Such short-term borrowings may be obtained from third parties on a case-by-case basis as acquisition opportunities present themselves simultaneous with our capital raising efforts. We view the use of short-term borrowings, including advances under our credit facility, as an efficient and accretive means of acquiring real estate in advance of raising equity capital. Accordingly, we can take advantage of buying opportunities as we expand our fundraising activities. As additional equity capital is obtained, these short-term borrowings and credit facility advances will be repaid. Our secured debt leverage ratio was approximately 28.2% (total secured debt as a percentage of total real estate investments) as of December 31, 2013.

Contractual Obligations
Debt Obligations
The following is a summary of our contractual obligations as of December 31, 2013:

		Years Ended December 31,
(In thousands)	Total	2014	2015 — 2016	2017 — 2018	Thereafter
Principal payments due:
Mortgage notes payable	$172,716	$473	$49,961	$107,303	$14,979
Credit facility	305,000	—	—	305,000	—
	$477,716	$473	$49,961	$412,303	$14,979
Interest payments due:
Mortgage notes payable	$22,883	$6,141	$11,153	$4,558	$1,031
Credit facility	30,974	6,682	13,363	10,929	—
	$53,857	$12,823	$24,516	$15,487	$1,031
Lease Obligations
We entered into lease agreements related to certain acquisitions under leasehold interest arrangements. The following table reflects the minimum base rental cash payments due from us over the next five years and thereafter under these arrangements. These amounts exclude contingent rent payments, as applicable, that may be payable based on provisions related to increases in annual rent based on exceeding certain economic indexes among other items.

		Years Ended December 31,
(In thousands)	Total	2014	2015 — 2016	2017 — 2018	Thereafter
Lease payments due:	$283,647	$3,386	$9,546	$10,166	$260,549

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
Related-Party Transactions and Agreements
We have entered into agreements with affiliates of our Sponsor, whereby we have paid or may in the future pay certain fees or reimbursements to our Advisor, its affiliates and entities under common ownership with our Advisor in connection with acquisition and financing activities, sales and maintenance of common stock under our offering, transfer agency services, asset and property management services and reimbursement of operating and offering related costs. See Note 13 — Related Party Transactions and Arrangements to our financial statements included in this report for a discussion of the various related party transactions, agreements and fees.

In addition, the limited partnership agreement of the OP was amended as of December 31, 2013, to allow the special allocation, solely for tax purposes, of excess depreciation deductions of up to $50.0 million to our Advisor, a limited partner of the OP.  In connection with this special allocation, our Advisor has agreed to restore a deficit balance in its capital account in the event of a liquidation of the OP and has agreed to provide a guaranty or indemnity of indebtedness of the OP. Our Advisor is directly or indirectly controlled by certain officers and directors.
Off-Balance - Sheet Arrangements
In August 2013, we entered into a $220.0 million credit facility, which provided for aggregate revolving loan borrowings of up to $110.0 million and aggregate term loan borrowings of up to $110.0 million. On December 23, 2013, we amended the credit facility to decrease the aggregate revolving loan borrowings to $50.0 million and increased the aggregate term loan borrowings to $340.0 million. The term loan component of the credit facility matures in August 2018 and the revolving loan component matures in August 2016. The outstanding balance on the credit facility as of December 31, 2013 was $305.0 million and our unused borrowing capacity was $80.2 million, based on the value of the borrowing base properties as of December 31, 2013. Availability of borrowings is based on a pool of eligible unencumbered real estate assets.
On February 25, 2014, we received $240.0 million of additional commitments to increase the aggregate borrowings available under our credit facility to up to $630.0 million, subject to the satisfaction of certain conditions.
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
As of December 31, 2013, our debt included fixed-rate secured mortgage notes payable and fixed-rate loans under our credit facility, with a carrying value of $252.7 million and a fair value of $253.4 million. Changes in market interest rates on our fixed-rate debt impact the fair value of the notes, but it has no impact on interest incurred or cash flow. For instance, if interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our obligation to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed–rate debt assumes an immediate 100 basis point move in interest rates from their December 31, 2013 levels, with all other variables held constant.  A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt by $2.3 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt by $2.4 million.
At December 31, 2013 our debt included a variable-rate revolving credit facility with a carrying and fair value of $225.0 million. Interest rate volatility associated with this variable-rate credit facility affects interest expense incurred and cash flow. The sensitivity analysis related to our variable-rate debt assumes an immediate 100 basis point move in interest rates from their December 31, 2012 levels, with all other variables held constant. A 100 basis point increase or decrease in variable interest rates on our variable-rate credit facility would increase or decrease our interest expense by $0.2 million annually.
These amounts were determined by considering the impact of hypothetical interest rates changes on our borrowing costs, and assuming no other changes in our capital structure.
As the information presented above includes only those exposures that existed as of December 31, 2013, it does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
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
In connection with the preparation of our Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework.
Based on its assessment, our management concluded that, as of December 31, 2013, our internal control over financial reporting was effective.
The rules of the SEC do not require, and this annual report does not include an attestation report of our independent registered public accounting firm regarding, internal control over financial reporting.
Changes in Internal Control Over Financial Reporting.
During the fourth quarter of fiscal year ended December 31, 2013, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The information required by this Item is incorporated by reference to our annual proxy statement to be filed with the SEC for the fiscal year ended December 31, 2013 (the "Proxy Statement").
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
The following financial statement schedule is included herein at page F-35 of this report:
Schedule III – Real Estate and Accumulated Depreciation
(b)Exhibits
EXHIBIT INDEX
The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2013 (and are numbered in accordance with Item 601 of Regulation S-K):

Exhibit No.	Description
3.1 (10)	Amended and Restated Charter of American Realty Capital New York Recovery REIT, Inc.
3.2 (1)	Bylaws of American Realty Capital New York Recovery REIT, Inc.
3.3 (4)	Certificate of Correction of American Realty Capital New York Recovery REIT, Inc.
4.1 (6)	Third Amended and Restated Agreement of Limited Partnership of New York Recovery Operating Partnership, L.P., dated as of November 12, 2012
4.2 (5)	First Amendment to Third Amended and Restated Agreement of Limited Partnership of New York Recover Operating Partnership, L.P., dated as of December 28, 2012
4.3 *	Second Amendment to Third Amended and Restated Agreement of Limited Partnership of New York Recover Operating Partnership, L.P., dated as of December 31, 2013
10.1 (3)
Amended and Restated Management Agreement, among American Realty Capital New York Recovery REIT, Inc., New York Recovery Operating Partnership, L.P. and New York Recovery Properties, LLC, dated as of September 2, 2010

10.2 (2)	Employee and Director Incentive Restricted Share Plan Adopted as of September 22, 2010
10.3 (2)	2010 Stock Option Plan Adopted as of September 22, 2010
10.4 (6)	Assignment, Assumption and Allocation Agreement between American Realty Capital New York Recovery REIT, Inc. and New York Recovery Operating Partnership, L.P., dated as of November 12, 2012
10.5 (7)	Sale-Purchase Agreement, dated June 28, 2013, by and among 333W34 SLG OWNER LLC and ARC NY333W3401, LLC
10.6 (8)
Credit Agreement, dated as of August 20, 2013, by and among New York Recovery Operating Partnership, L.P., American Realty Capital New York Recovery REIT, Inc., the lenders party thereto, and Capital One, National Association

10.7 (8)	Contribution and Admission Agreement, dated as of October 8, 2013, between WWP Sponsor, LLC and ARC NYWWPJV001, LLC
10.8 (8)	Sale-Purchase Agreement, dated as of October 21, 2013, by and between 1440 Broadway Owner, LLC and ARC NY1440BWY1, LLC
10.9 (9)	Second Amended and Restated Limited Liability Company Agreement of WWP Holdings, LLC, dated October 31, 2013, by and among NYWWPJV001, LLC and WWP Sponsor, LLC
14 (5)	Code of Ethics
21.1 (6)	Subsidiaries of American Realty Capital New York Recovery REIT, Inc.
31.1 *	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 *	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32 *
Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 *
XBRL (eXtensible Business Reporting Language). The following materials from American Realty Capital New York Recovery REIT, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this information in furnished and not filed for purpose of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934

______________________________________

*	Filed herewith

(1)	Previously filed with the Registration Statement on Form S-11 filed by the Company with the SEC on November 12, 2009.

(2)	Previously filed with the Post-Effective Amendment No. 1 to the Registration Statement on Form S-11 filed by the Company with the SEC on March 2, 2011.

(3)	Previously filed with the Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 3 to the Registration Statement on July 26, 2011.

(4)	Previously filed with the Quarterly Report on Form 10-Q filed by the Company with the SEC on November 14, 2011.

(5)	Previously filed with the Annual Report on Form 10-K filed by the Company with the SEC on March 7, 2013.

(6)	Previously filed with the Quarterly Report on Form 10-Q filed by the Company with the SEC on November 13, 2012.

(7)	Previously filed with the Quarterly Report on Form 10-Q filed by the Company with the SEC on August 13, 2013.

(8)	Previously filed with the Quarterly Report on Form 10-Q filed by the Company with the SEC on November 13, 2013.

(9)	Previously filed with the Current Report on Form 8-K/A filed by the Company with the SEC on November 27, 2013.

(10)	Previously filed with the Quarterly Report on Form 10-Q filed by the Company with the SEC on August 13, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 28th day of February, 2014.

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

Name	Capacity	Date

/s/ Nicholas S. Schorsch	Chief Executive Officer and Chairman of the Board of Directors (and Principal Executive Officer)	February 28, 2014
Nicholas S. Schorsch

/s/ Edward M. Weil, Jr.	President, Chief Operating Officer and Secretary	February 28, 2014
Edward M. Weil, Jr.

/s/ Nicholas A. Radesca	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 28, 2014
Nicholas A. Radesca

/s/ William M. Kahane	Director	February 28, 2014
William M. Kahane

/s/ Scott J. Bowman	Independent Director	February 28, 2014
Scott J. Bowman

/s/ William G. Stanley	Independent Director	February 28, 2014
William G. Stanley

/s/ Robert H. Burns	Independent Director	February 28, 2014
Robert H. Burns

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
American Realty Capital New York Recovery REIT, Inc.
We have audited the accompanying consolidated balance sheets of American Realty Capital New York Recovery REIT, Inc. (a Maryland Corporation) and subsidiaries (the "Company") as of December 31, 2013 and 2012 and the related consolidated statements of operations and comprehensive loss, changes in equity and cash flows for each of the three years ended December 31, 2013. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Realty Capital New York Recovery REIT, Inc. and subsidiaries as of December 31, 2013 and 2012 and the results of their operations and their cash flows for each of the three years ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania
February 28, 2014

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2013	2012
ASSETS
Real estate investments, at cost:
Land	$425,814	$92,648
Buildings, fixtures and improvements	989,145	229,557
Acquired intangible lease assets	127,846	38,652
Total real estate investments, at cost	1,542,805	360,857
Less accumulated depreciation and amortization	(41,183)	(12,263)
Total real estate investments, net	1,501,622	348,594
Cash and cash equivalents	233,377	5,354
Restricted cash	1,122	962
Investment securities, at fair value	1,048	—
Investments in unconsolidated joint ventures	234,774	—
Preferred equity investment	30,000	—
Derivatives, at fair value	490	—
Receivable for sale of common stock	11,127	1,123
Due from affiliate, net	—	325
Prepaid expenses and other assets	21,404	4,624
Deferred costs, net	13,341	6,868
Total assets	$2,048,305	$367,850
LIABILITIES AND EQUITY
Mortgage notes payable	$172,716	$185,569
Credit facility	305,000	19,995
Market lease liabilities, net	73,029	6,235
Derivatives, at fair value	875	1,710
Accounts payable and accrued expenses	30,703	10,058
Deferred rent and other liabilities	7,997	866
Distributions payable	8,726	986
Total liabilities	599,046	225,419
Preferred stock, $0.01 par value; 40,866,376 shares authorized, none issued and outstanding	—	—
Convertible preferred stock, $0.01 par value, 9,133,624 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 300,000,000 shares authorized, 174,120,408 and 19,930,772 shares issued and outstanding at December 31, 2013 and 2012, respectively	1,741	199
Additional paid-in capital	1,533,698	164,972
Accumulated other comprehensive loss	(613)	(1,693)
Accumulated deficit	(86,008)	(22,338)
Total stockholders' equity	1,448,818	141,140
Non-controlling interests	441	1,291
Total equity	1,449,259	142,431
Total liabilities and equity	$2,048,305	$367,850

The accompanying notes are an integral part of these financial statements

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)

	Year Ended December 31,
	2013	2012	2011
Revenues:
Rental income	$49,532	$14,519	$6,891
Operating expense reimbursements and other revenue	6,355	903	644
Total revenues	55,887	15,422	7,535
Operating expenses:
Property operating	14,918	2,398	1,039
Operating fees to affiliates	—	—	—
Acquisition and transaction related, net	17,417	6,066	1,586
General and administrative	1,019	226	220
Depreciation and amortization	33,912	8,097	4,043
Total operating expenses	67,266	16,787	6,888
Operating income (loss)	(11,379)	(1,365)	647
Other income (expenses):
Interest expense	(10,673)	(4,994)	(3,910)
Income from unconsolidated joint venture	2,066	—	—
Income from preferred equity investment and investment securities	649	—	—
Interest income	21	1	1
Gain (loss) on derivative instruments	5	(14)	(3)
Total other expenses	(7,932)	(5,007)	(3,912)
Net loss	(19,311)	(6,372)	(3,265)
Net loss (income) attributable to non-controlling interests	32	33	(154)
Net loss attributable to stockholders	$(19,279)	$(6,339)	$(3,419)

Other comprehensive income (loss):
Designated derivatives, fair value adjustment	1,320	(1,492)	(201)
Unrealized loss on investment securities	(240)	—	—
Comprehensive loss attributable to stockholders	$(18,199)	$(7,831)	$(3,620)

Basic and diluted net loss per share available to stockholders	$(0.26)	$(0.52)	$(2.31)

The accompanying notes are an integral part of these financial statements

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share data)

	Convertible Preferred Stock		Common Stock			Accumulated Other Comprehensive Income (Loss)
	Number of Shares	Par value	Number of Shares	Par Value	Additional Paid-In Capital		Accumulated Deficit	Stockholders' Equity	Non- controlling Interests	Total Equity
Balance, December 31, 2010	1,966,376	$20	327,499	$3	$13,789	$—	$(2,578)	$11,234	$12,891	$24,125
Issuances of common stock	—	—	4,296,134	44	42,710	—	—	42,754	—	42,754
Common stock, offering costs, commissions and dealer manager fees	—	—	—	—	(9,340)	—	—	(9,340)	—	(9,340)
Common stock issued through distribution reinvestment plan	—	—	44,117	—	419	—	—	419	—	419
Common stock repurchases	—	—	(2,538)	—	(25)	—	—	(25)	—	(25)
Preferred stock converted to common stock	(1,966,376)	(20)	1,966,376	20	—	—	—	—	—	—
Share-based compensation	—	—	27,315	—	218	—	—	218	—	218
Contributions from Advisor	—	—	—	—	15	—	—	15	—	15
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(909)	(909)
Distributions declared	—	—	—	—	—	—	(2,600)	(2,600)	—	(2,600)
Other comprehensive loss	—	—	—	—	—	(201)	—	(201)	—	(201)
Net income (loss)	—	—	—	—	—	—	(3,419)	(3,419)	154	(3,265)
Balance, December 31, 2011	—	—	6,658,903	67	47,786	(201)	(8,597)	39,055	12,136	51,191
Issuances of common stock	—	—	12,985,794	130	128,747	—	—	128,877	—	128,877
Common stock offering costs, commissions and dealer manager fees, net of reimbursements	—	—	—	—	(13,027)	—	—	(13,027)	—	(13,027)
Common stock issued though distribution reinvestment plan	—	—	343,069	3	3,255	—	—	3,258	—	3,258
Common stock repurchases	—	—	(81,661)	(1)	(780)	—	—	(781)	—	(781)
Share-based compensation	—	—	24,667	—	180	—	—	180	—	180
Increase in interest in Bleecker Street			—	—	(1,189)	—	—	(1,189)	(10,811)	(12,000)
Non-controlling interests issued			—	—	—	—	—	—	480	480
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(481)	(481)
Distributions declared	—	—	—	—	—	—	(7,402)	(7,402)	—	(7,402)
Other comprehensive loss	—	—	—	—	—	(1,492)	—	(1,492)	—	(1,492)
Net loss	—	—	—	—	—	—	(6,339)	(6,339)	(33)	(6,372)
Balance, December 31, 2012	—	—	19,930,772	199	164,972	(1,693)	(22,338)	141,140	1,291	142,431
Issuances of common stock	—	—	152,371,933	1,524	1,501,003	—	—	1,502,527	—	1,502,527
Common stock offering costs, commissions and dealer manager fees	—	—	—	—	(149,210)	—	—	(149,210)	—	(149,210)
Common stock issued through distribution reinvestment plan	—	—	1,984,370	20	18,832	—	—	18,852	—	18,852
Common stock repurchases	—	—	(195,395)	(2)	(1,884)	—	—	(1,886)	—	(1,886)
Share-based compensation	—	—	28,728	—	232	—	—	232	—	232
Increase in interest in Bleecker Street	—	—	—	—	(247)	—	—	(247)	(753)	(1,000)
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(65)	(65)
Distributions declared	—	—	—	—	—	—	(44,391)	(44,391)	—	(44,391)
Net loss	—	—	—	—	—	—	(19,279)	(19,279)	(32)	(19,311)
Other comprehensive income	—	—	—	—	—	1,080	—	1,080	—	1,080
Balance, December 31, 2013	—	$—	174,120,408	$1,741	$1,533,698	$(613)	$(86,008)	$1,448,818	$441	$1,449,259

The accompanying notes are an integral part of these financial statements

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net loss attributable to stockholders	$(19,279)	$(6,339)	$(3,419)
Adjustments to reconcile net loss attributable to stockholders to net cash provided by operating activities:
Depreciation	25,566	6,368	2,609
Amortization of intangibles	8,346	1,729	1,434
Amortization of deferred financing costs	2,369	889	502
Accretion of market lease liabilities and amortization of above-market lease assets, net	(2,681)	(433)	(239)
Net loss (income) attributable to non-controlling interests	(32)	(33)	154
Equity in income of unconsolidated joint ventures	(2,066)	—	—
Bad debt expense	481	—	—
Share-based compensation	232	180	218
Loss (gain) on derivative instruments	(5)	14	3
Non-controlling interest issued	—	100	—
Changes in assets and liabilities:
Prepaid expenses and other assets	(18,749)	(3,320)	(1,160)
Accounts payable and accrued expenses	7,790	3,236	136
Due from affiliated entities	325	—	—
Deferred rent and other liabilities	7,131	639	25
Net cash provided by operating activities	9,428	3,030	263
Cash flows from investing activities:
Investment in real estate and other assets	(1,298,228)	(144,750)	(25,276)
Capital expenditures	(12,089)	(1,003)	(460)
Purchase of investment securities	(1,288)	—	—
Distributions from unconsolidated joint venture	2,097	—	—
Net cash used in investing activities	(1,309,508)	(145,753)	(25,736)
Cash flows from financing activities:
Payments on notes payable	—	(5,933)	—
Proceeds from mortgage notes payable	—	31,565	21,300
Payments on mortgage notes payable	(72,853)	(434)	(14,085)
Proceeds from credit facility	305,000	48,495	—
Payments on credit facility	(19,995)	(28,500)	—
Proceeds from issuance of common stock	1,492,523	127,962	42,545
Repurchases of common stock	(1,763)	(424)	—
Payments of offering costs and fees related to stock issuances	(148,223)	(13,618)	(10,050)
Payments of deferred financing costs	(7,562)	(4,582)	(1,992)
Distributions paid	(17,799)	(3,445)	(2,025)
Payments to affiliate	—	33	(19)
Distributions to non-controlling interest holders	(65)	(481)	(909)
Payments to non-controlling interest holder	(1,000)	(12,000)	—
Restricted cash	(160)	(783)	581
Net cash provided by financing activities	1,528,103	137,855	35,346
Net increase (decrease) in cash and cash equivalents	228,023	(4,868)	9,873
Cash and cash equivalents, beginning of period	5,354	10,222	349
Cash and cash equivalents, end of period	$233,377	$5,354	$10,222

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2013	2012	2011
Supplemental Disclosures:
Cash paid for interest	$7,946	$4,016	$2,541
Non-Cash Investing and Financing Activities:
Mortgage notes payable used to acquire investments in real estate	$60,000	$79,188	$32,650
Liabilities assumed in acquisition of real estate	12,206	4,760	—
Non-controlling interest issued to seller	—	380	—
Conversion of preferred stock to common stock	—	—	16,954
Common stock issued through distribution reinvestment plan	18,852	3,258	419

The accompanying notes are an integral part of these financial statements

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

Note 1 — Organization
American Realty Capital New York Recovery REIT, Inc. (the "Company"), incorporated on October 6, 2009, is a Maryland corporation that qualified as a real estate investment trust for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2010.  On September 2, 2010, the Company commenced its initial public offering (the "IPO") on a "reasonable best efforts" basis of up to 150.0 million shares of common stock, 0.01 par value per share, at a price of $10.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form S-11, as amended (File No. 333-163069) (the "Registration Statement") filed with the U.S. Securities and Exchange Commission (the "SEC") under the Securities Act of 1933, as amended (the "Securities Act"). The Registration Statement also covers up to 25.0 million shares available pursuant to a distribution reinvestment plan (the "DRIP") under which the Company's common stockholders may elect to have their distributions reinvested in additional shares of the Company's common stock at the greater of 9.50 per share or 95% of the estimated value of a share of common stock. On August 2, 2013, the Company filed a Registration Statement on Form S-11 with the SEC to register a follow-on offering of up to 12.5 million shares of common stock at a price of $10.00 per share on a “reasonable best efforts” basis and 1.25 million shares of common stock pursuant to the DRIP at $9.50 per share.
On November 27, 2013, the Company registered an additional 25.0 million shares to be used under the DRIP (including a direct stock component) pursuant to a registration statement on Form S-3D (File No. 333-192576). The new DRIP, including the direct stock component, became effective December 6, 2013 and, as permitted by the IPO prospectus, the Company reallocated the remaining DRIP shares from its IPO to the IPO’s primary offering. As of December 11, 2013, the Company closed the IPO following the successful achievement of its target equity raise.
As of December 31, 2013, the Company had 174.1 million shares of common stock outstanding, including unvested restricted shares, converted shares of convertible preferred stock (the "Preferred Shares") and shares issued under the DRIP. As of December 31, 2013, the Company had received total proceeds from the IPO and the DRIP of $1.7 billion from the sale of 172.1 million shares of common stock, including shares issued under the DRIP.  In addition, the Company sold 2.0 million Preferred Shares for gross proceeds of $17.0 million in a private placement pursuant to Rule 506 of Regulation D of the Securities Act (the "Preferred Offering"), which terminated on September 2, 2010, the effective date of the Registration Statement. On December 15, 2011, the Company exercised its option to convert the Preferred Shares into 2.0 million shares of common stock on a one-for-one basis. As of December 31, 2013, the aggregate value of all issuances and subscriptions of common stock outstanding was $1.7 billion based on a per share value of $10.00 (or $9.50 for shares issued under the DRIP).
The Company was formed to acquire income-producing commercial real estate in the New York metropolitan area, and, in particular, properties located in New York City, with a focus on office and retail properties. All such properties may be acquired and operated by the Company alone or jointly with another party. The Company may also originate or acquire first mortgage loans secured by real estate.  The Company purchased its first property and commenced active operations in June 2010.  As of December 31, 2013, the Company owned 23 properties and real estate-related assets.
Substantially all of the Company's business is conducted through New York Recovery Operating Partnership, L.P. (the "OP"), a Delaware limited partnership. The Company has no employees.  The Company has retained New York Recovery Advisors, LLC (the "Advisor") to manage its affairs on a day-to-day basis. New York Recovery Properties, LLC (the "Property Manager") serves as the Company's property manager, unless services are performed by a third party for specific properties.  Realty Capital Securities, LLC (the "Dealer Manager") served as the dealer manager of the IPO.  The Advisor and the Property Manager are wholly owned entities of, and the Dealer Manager is under common ownership with, American Realty Capital III, LLC (the "Sponsor"), as a result of which, they are related parties and receive compensation, fees and expense reimbursements for services related to the IPO and for the investment and management of the Company's assets. These entities receive fees during the offering, acquisition, operational and liquidation stages.
Note 2 — Summary of Significant Accounting Policies
Basis of Accounting
The accompanying consolidated financial statements of the Company are prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America ("GAAP").

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

Principles of Consolidation
The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and consolidated joint venture arrangements in which the Company has controlling financial interests. The portions of the consolidated joint venture arrangements not owned by the Company are presented as noncontrolling interests as of and during the period consolidated. All inter-company accounts and transactions have been eliminated in consolidation.
The Company evaluates its relationships and investments to determine if it has variable interests. A variable interest is an investment or other interest that will absorb portions of an entity’s expected losses or receive portions of the entity’s expected residual returns. If the Company determines that it has a variable interest in an entity, it evaluates whether such interest is in a variable interest entity (“VIE”). A VIE is broadly defined as an entity where either (1) the equity investors as a group, if any, lack the power through voting or similar rights to direct the activities of an entity that most significantly impact the entity’s economic performance or (2) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support. The Company consolidates any VIEs when it is determined to be the primary beneficiary of the VIE’s operations.
A variable interest holder is considered to be the primary beneficiary of a VIE if it has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and has the obligation to absorb losses of, or the right to receive benefits from, the entity that could potentially be significant to the VIE. The Company qualitatively assesses whether it is (or is not) the primary beneficiary of a VIE. Consideration of various factors include, but are not limited to, the Company’s ability to direct the activities that most significantly impact the entity’s economic performance, its form of ownership interest, its representation on the entity’s governing body, the size and seniority of its investment, its ability and the rights of other investors to participate in policy making decisions and to replace the manager of and/or liquidate the entity.
The Company continually evaluates the need to consolidate joint ventures based on standards set forth in GAAP. In determining whether the Company has a controlling interest in a joint venture and the requirement to consolidate the accounts of that entity, management considers factors such as ownership interest, power to make decisions and contractual and substantive participating rights of the partners/members as well as whether the entity is a VIE for which the Company is the primary beneficiary.
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
December 31, 2013

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
Purchase Price Allocations
The Company allocates the purchase price of acquired properties to tangible and identifiable intangible assets acquired based on their respective fair values. Tangible assets include land, land improvements, buildings, fixtures and tenant improvements on an as-if vacant basis. The Company utilizes various estimates, processes and information to determine the as-if vacant property value. Estimates of value are made using customary methods, including data from appraisals, comparable sales, discounted cash flow analysis and other methods. Amounts allocated to land, land improvements, buildings, fixtures and tenant improvements are based on cost segregation studies performed by independent third-parties or the Company's analysis of comparable properties in its portfolio. Identifiable intangibles include amounts allocated to acquire leases for above- and below-market lease rates, the value of in-place leases, and the value of customer relationships, as applicable.
The aggregate value of intangible assets related to in-place leases is primarily the difference between the property valued with existing in-place leases adjusted to market rental rates and the property valued as if vacant. Factors considered in the analysis of the in-place lease intangibles include an estimate of carrying costs during the expected lease-up period for each property, taking into account current market conditions and costs to execute similar leases. In estimating carrying costs, the Company includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at contract rates during the expected lease-up period, which typically ranges from six to 12 months. The Company also estimates costs to execute similar leases including leasing commissions, legal and other related expenses.
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
The aggregate value of intangible assets related to customer relationships, as applicable, is measured based on the Company's evaluation of the specific characteristics of each tenant's lease and the Company's overall relationship with the tenant. Characteristics considered by the Company in determining these values include the nature and extent of the existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant's credit quality and expectations of lease renewals, among other factors.
The value of in-place leases is amortized to expense over the initial term of the respective leases, which range primarily from one to 29 years. The value of customer relationship intangibles is amortized to expense over the initial term and any renewal periods in the respective leases, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building. If a tenant terminates its lease, the unamortized portion of the in-place lease value and customer relationship intangibles is charged to expense.

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

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
Intangible assets and acquired lease liabilities consist of the following:

	December 31,
(In thousands)	2013	2012
Intangible lease assets:
In-place leases, net of accumulated amortization of $8,344 and $2,705 at December 31, 2013 and 2012, respectively	$99,885	$26,647
Above-market leases, net of accumulated amortization of $1,124 and $82 at December 31, 2013 and 2012, respectively	18,493	9,218
Total intangible lease assets, net	$118,378	$35,865
Intangible liabilities:
Below-market leases, net of accumulated amortization of $4,428 and $829 at December 31, 2013 and 2012, respectively	$55,115	$6,235
Above-market ground lease, net of accumulated amortization of $54 and $0 at December 31, 2013 and 2012, respectively	17,914	—
Total intangible lease liabilities, net	$73,029	$6,235
The following table provides the weighted-average amortization and accretion periods as of December 31, 2013, for intangible assets and liabilities and the projected amortization expense and adjustments to revenues for the next five years:

(Dollar amounts in thousands)	Weighted- Average Amortization Period	2014	2015	2016	2017	2018
In-place leases	8.9	$20,063	$16,511	$9,065	$7,983	$7,038

Above-market lease assets	11.3	$(2,682)	$(2,587)	$(1,244)	$(1,236)	$(1,236)
Below-market lease liabilities	8.8	11,394	7,986	5,692	4,901	4,103
Total to be included in rental income		$8,712	$5,399	$4,448	$3,665	$2,867

Above-market ground lease liability	36.9	$449	$449	$449	$449	$449
Investments in unconsolidated joint venture
The Company accounts for investments in unconsolidated joint ventures under the equity method of accounting in cases where the Company exercises significant influence over, but does not control, the entities and is not considered to be the primary beneficiary. These investments are recorded initially at cost, as investments in unconsolidated joint ventures, and subsequently adjusted for equity in net income (loss) and cash contributions and distributions. Any difference between the carrying amount of these investments on the Company's balance sheet and the underlying equity in net assets is depreciated and amortized over the estimated useful lives of the assets and liabilities and included in depreciation and amortization in the accompanying consolidated statements of operations. Equity income (loss) from unconsolidated joint ventures is allocated based on the Company's ownership or economic interest in each joint venture.
A loss in the value of a joint venture investment that is determined to be other than temporary is recognized in the period in which the loss occurs. No such impairment losses were recorded for the year ended December 31, 2013. As of December 31, 2013, the Company had $234.8 million in investments in unconsolidated joint ventures. As of December 31, 2012, the Company had no such investments.

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

Cash and Cash Equivalents
Cash and cash equivalents includes cash in bank accounts as well as investments in highly-liquid money market funds with original maturities of three months or less.
The Company deposits cash with high quality financial institutions. These deposits are guaranteed by the Federal Deposit Insurance Company (the "FDIC") up to an insurance limit. At December 31, 2013 and 2012 the Company had deposits of $233.4 million and $5.4 million, respectively, of which $228.8 million and $3.3 million, respectively, were in excess of the amount insured by the FDIC. Although the Company bears risk to amounts in excess of those insured by the FDIC, it does not anticipate any losses as a result.
Restricted Cash
Restricted cash primarily consists of reserves related to lease expirations as well as maintenance, structural, and debt service reserves as of December 31, 2013 and 2012.
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

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

When a stockholder requests repurchases and the repurchases are approved by the Company's board of directors, it will reclassify such obligation from equity to a liability based on the settlement value of the obligation. The following table reflects the number of shares repurchased for the years ended December 31, 2013, 2012 and 2011.

	Number of Requests	Number of Shares Repurchased	Average Price per Share
Year ended December 31, 2011	1	2,538	$9.85
Year ended December 31, 2012	10	81,661	9.55
Year ended December 31, 2013	24	195,395	9.65
Cumulative repurchase requests as of December 31, 2013 (1)	35	279,594	$9.63
__________________________

(1)
Includes six unfulfilled repurchase requests consisting of 51,829 shares at an average price per share of $9.76, which were approved for repurchase as of December 31, 2013 and completed in February 2014.

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

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

Revenue Recognition
The Company's revenues, which are derived primarily from rental income, include rents that each tenant pays in accordance with the terms of each lease reported on a straight-line basis over the initial term of the lease. Since many of the leases provide for rental increases at specified intervals, straight-line basis accounting requires the Company to record a receivable, and include in revenues, unbilled rent receivables that the Company will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. The Company defers the revenue related to lease payments received from tenants in advance of their due dates. When the Company acquires a property, the terms of existing leases are considered to commence as of the acquisition date for the purposes of this calculation.
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
The Company’s hotel revenues are derived from room rentals and other sources such as charges to guests for telephone service, movie and vending commissions, meeting and banquet room revenue and laundry services. Hotel revenues are recognized as earned.
Offering and Related Costs
Offering costs (other than selling commissions and the dealer manager fee) of the Company may be paid by the Advisor, the Dealer Manager or their affiliates on behalf of the Company. Offering costs include all expenses to be paid by the Company in connection with its offering, including but not limited to (i) legal, accounting, printing, mailing, and filing fees; (ii) escrow related fees; (iii) reimbursement of the Dealer Manager for amounts it may pay to reimburse the bona fide diligence expenses of broker-dealers; and (iv) reimbursement to the Advisor for the salaries of its employees and other costs in connection with preparing supplemental sales materials and related offering activities. The Company was obligated to reimburse the Advisor or its affiliates, as applicable, for organization and offering costs paid by them on behalf of the Company, provided that the Advisor was obligated to reimburse the Company to the extent organization and offering costs (excluding selling commissions and the dealer manager fee) incurred by the Company in its offering exceed 1.5% of gross offering proceeds. As a result, these costs would only be a liability of the Company to the extent selling commissions, the dealer manager fee and other organization and offering costs did not exceed 11.5% of the gross proceeds determined at the end of offering. As of the end of the IPO in December 2013, offering costs were less than 11.5% of the gross proceeds in the IPO (See Note 13 — Related Party Transactions and Arrangements).
Share-Based Compensation
The Company has a stock-based incentive award plan for its directors, which is accounted for under the guidance for share based payments.  The expense for such awards is included in general and administrative expenses and is recognized over the vesting period or when the requirements for exercise of the award have been met. (See Note 15 — Share-Based Compensation).
Income Taxes
The Company elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing with the tax year ended December 31, 2011. If the Company qualifies for taxation as a REIT, it generally will not be subject to federal corporate income tax to the extent it distributes its REIT taxable income to its stockholders, and so long as it distributes at least 90% of its REIT taxable income. The Company distributed to its shareholders 100% of its ordinary taxable income for each of the years ended December 31, 2013, 2012 and 2011. Accordingly, no provision for federal or state income taxes related to such ordinary taxable income was recorded on the Company’s financial statements. REITs are subject to a number of other organizational and operational requirements. Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income.

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

During the year ended December 31, 2013, the Company purchased a hotel, which is owned by a taxable REIT subsidiary ("TRS"), which is owned by the OP. A TRS is subject to federal, state and local income taxes. The TRS is a tax paying component for purposes of classifying deferred tax assets and liabilities. The Company records net deferred tax assets to the extent the Company believes these assets will more likely than not be realized. In making such determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. In the event the Company determines that it would not be able to realize the deferred income tax assets in the future in excess of the net recorded amount, the Company establishes a valuation allowance which offsets the previously recognized income tax benefit. Deferred income taxes result from temporary differences between the carrying amounts of assets and liabilities of the TRSs for financial reporting purposes and the amounts used for income tax purposes. The Company had a deferred tax assets and a corresponding valuation allowance of $0.2 million as of December 31, 2013 and did not have any deferred tax assets as of December 31, 2012. The TRS had federal and state net operating loss carry forwards as of December 31, 2013 of $0.4 million, which will expire through 2034. The Company has concluded that it is more likely than not that the net operating loss carry forwards will not be utilized during the carry forward period and as such the Company has established a valuation allowance against these deferred tax assets. The Company had immaterial current and deferred federal and state income tax expense for the years ended December 31, 2013, 2012 and 2011.
As of December 31, 2013, the Company had no material uncertain income tax positions. The tax years subsequent to and including the year ended December 31, 2010 remain open to examination by the major taxing jurisdictions to which the Company is subject.
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
Recent Accounting Pronouncements
In December 2011, the Financial Accounting Standards Board ("FASB") issued guidance regarding disclosures about offsetting assets and liabilities, which requires entities to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The guidance was effective for fiscal years and interim periods beginning on or after January 1, 2013 with retrospective application for all comparative periods presented. The adoption of this guidance, which is related to disclosure only, did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.
In July 2012, the FASB issued revised guidance intended to simplify how an entity tests indefinite-lived intangible assets for impairment. The amendments allow an entity to initially assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. An entity is no longer required to calculate the fair value of an indefinite-lived intangible asset and perform the quantitative test unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments were effective for annual and interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of this guidance did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.
In February 2013, the FASB issued guidance which requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. The guidance is effective for annual and interim periods beginning after December 15, 2012. The adoption of this guidance, which is related to disclosure only, did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

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
In March 2013, the FASB issued new accounting guidance clarifying the accounting for the release of cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity.  The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2013. The Company does not expect the adoption of this guidance to have a material impact on the Company's consolidated financial position, results of operations or cash flows.
Note 3 — Real Estate Investments
The following table presents the allocation of the assets acquired and liabilities assumed during the years ended December 31, 2013, 2012, and 2011:

	Year Ended December 31,
(Dollar amounts in thousands)	2013	2012	2011
Real estate investments, at cost:
Land	$333,166	$74,209	$7,196
Buildings, fixtures and improvements	749,127	131,958	46,085
Total tangible assets	1,082,293	206,167	53,281
Acquired intangibles:
In-place leases	81,376	18,867	5,194
Above-market lease assets	10,389	9,194	—
Below-market lease liabilities	(70,589)	(5,150)	(549)
Total acquired intangibles	21,176	22,911	4,645
Total assets acquired, net	1,103,469	229,078	57,926
Investment in unconsolidated joint venture	236,965	—	—
Preferred equity investment	30,000	—	—
Mortgage notes payable used to acquire investments in real estate	(60,000)	(79,188)	(32,650)
Other liabilities assumed	(12,206)	(4,760)	—
Non-controlling interest retained by seller	—	(380)	—
Cash paid for acquired real estate investments and other assets	$1,298,228	$144,750	$25,276
Number of properties and other investments purchased	7	7	5

The following table presents unaudited pro forma information as if the acquisitions during the year ended December 31, 2013 had been consummated on January 1, 2011. Additionally, the unaudited pro forma net loss attributable to stockholders was adjusted to reclass acquisition and transaction related expenses of $17.8 million from the year ended December 31, 2013 to the year ended December 31, 2011.

	Year Ended December 31,
(In thousands)	2013	2012	2011
Pro forma revenues	$115,332	$98,021	$90,134
Pro forma net income attributable to stockholders	$2,513	$(9,342)	$(24,246)

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

The following table presents future minimum base cash rental payments due to the Company, excluding future minimum base cash rental payments related to unconsolidated joint ventures, subsequent to December 31, 2013.  These amounts exclude contingent rental payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes among other items.

(In thousands)	Future Minimum Base Rental Cash Payments
2014	$88,340
2015	86,551
2016	73,600
2017	71,003
2018	68,327
Thereafter	447,132
$834,953

The following table lists the tenants whose annualized rental income on a straight-line basis represented greater than 10% of total annualized rental income for all portfolio properties on a straight-line basis as of December 31, 2013, 2012 and 2011:

		December 31,
Property Portfolio	Tenant	2013	2012	2011
Worldwide Plaza	Cravath, Swaine & Moore, LLP	18.2%	*	*
Worldwide Plaza	Nomura Holdings America, Inc.	12.4%	*	*
229 West 36th Street	American Language Communication Center, Inc.	*	13.5%	*
One Jackson Square	TD Bank, N.A.	*	*	12.2%
Bleecker Street	Burberry Limited	*	*	10.7%
Duane Reade	Duane Reade	*	*	10.0%
__________________________
* Tenant's annualized rental income on a straight-line basis was not greater than 10% of total annualized rental income for all portfolio properties as of the period specified.
The termination, delinquency or non-renewal of any of the above tenants may have a material adverse effect on revenues. No other tenant represents more than 10% of annualized rental income as of December 31, 2013, 2012 and 2011.
Note 4 — Investment in Unconsolidated Joint Venture
On October 30, 2013, the Company purchased a 48.9% equity interest in WWP Holdings, LLC ("Worldwide Plaza") for a contract purchase price of $220.1 million. The purchase price reflected an agreed value for Worldwide Plaza of $1,325.0 million less $875.0 million of debt on the property. The debt on the property has a weighted average interest rate of 4.6% and matures in March 2023. The Company accounts for the investment in Worldwide Plaza using the equity method of accounting, since the Company exercises significant influence over, but does not control the entity. As of December 31, 2013, the carrying value of the Company's investment in Worldwide Plaza was $234.8 million.
Pursuant to the terms of the membership agreement relating to the Company’s purchase of the 48.9% equity interest in Worldwide Plaza, the Company retains an option to purchase the balance of the equity interest in Worldwide Plaza beginning 38 months following the closing of the acquisition at a price of $1.4 billion, subject to certain adjustments, including adjustments for certain loans that are outstanding at the time of any exercise.
At acquisition, the Company's investment in Worldwide Plaza exceeded the Company's share of the book value of the net assets of Worldwide Plaza by $260.6 million. This basis difference resulted from the excess of the Company's purchase price for the interest in the Worldwide Plaza over the book value of Worldwide Plaza's net assets. Substantially all of this basis difference was allocated, based on the Company's estimates of the fair values of Worldwide Plaza's assets and liabilities, to real estate (land and buildings). The Company amortizes the basis difference over the anticipated useful lives of the underlying tangible and intangible assets acquired and liabilities assumed.

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

During the year ended December 31, 2013, $2.2 million was recorded in depreciation and amortization expense in the consolidated statements of operations and comprehensive loss relating to the amortization of the basis difference. The basis difference related to the land will be recognized upon disposition of the Company's investment. During the year ended December 31, 2013, the Company recorded $2.1 million of income related to its investment in Worldwide Plaza, which represents the $2.7 million of preferred distributions earned, net of the Company's pro-rata share of Worldwide Plaza's net loss during the Company's period of investment. This income is included in other income (expenses) on the consolidated statement of operations and comprehensive loss.
The amounts reflected in the following tables (except for the Company’s share of equity and income) are based on the historical financial information of Worldwide Plaza. The Company does not record losses of the joint ventures in excess of its investment balances unless the Company is liable for the obligations of the joint venture or is otherwise committed to provide financial support to the joint venture.
The condensed balance sheet as of December 31, 2013 for Worldwide Plaza is as follows:

(In thousands)	December 31, 2013
Real estate assets, at cost	$696,342
Less accumulated depreciation and amortization	(77,919)
Total real estate assets, net	618,423
Other assets	248,048
Total assets	$866,471

Debt	$875,000
Other liabilities	9,923
Total liabilities	884,923
Deficit	(18,452)
Total liabilities and deficit	$866,471

Company's share of deficit (Company's basis)	$234,774

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

The condensed statement of operations for the period from October 31, 2013 (date of acquisition) to December 31, 2013 for Worldwide Plaza is as follows:

(In thousands)	Period from October 31, 2013 (date of acquisition) to December 31, 2013
Rental income	$18,736
Other revenue	837
Total revenue	19,573
Operating expenses:
Operating expense	7,288
Depreciation and amortization	4,025
Total operating expenses	11,313
Operating income	8,260
Interest expense	(6,808)
Net income	1,452
Preferred distribution	(2,653)
Net loss to members	$(1,201)

Company's preferred distribution	$2,653
Company's share of net loss from Worldwide Plaza	(587)
Company's income from Worldwide Plaza	$2,066

Note 5 — Preferred Equity Investment
As of December 31, 2013, the Company held a preferred equity investment in an institutional quality office building located at 123 William Street in the Financial District of Downtown Manhattan. As of December 31, 2013, the preferred equity investment has a carrying amount of $30.0 million, a five-year term maturing in October 2018, a 0.75% origination fee, a 6.0% current pay rate, and a 2.0% accrual rate (the accrual rate will increase to 2.25% after year two, 2.75% after year three, and 3.25% after year four). The Company's preferred equity investment includes potential additional capital contributions not to exceed a total preferred equity investment of $40.0 million. The Company did not hold any preferred equity investments at December 31, 2012.
Note 6 — Investment Securities
As of December 31, 2013, the Company had investments in redeemable preferred stock, with a fair value of $1.0 million. These investments are considered available-for-sale securities and therefore increases or decreases in the fair value of these investments are recorded in accumulated other comprehensive income as a component of equity on the consolidated balance sheet unless the securities are considered to be permanently impaired at which time the losses would be reclassified to expense.
The following table details the unrealized losses on investment securities as of December 31, 2013. The Company did not have any such investments as of December 31, 2012.

	December 31, 2013
(In thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities	$1,288	$—	$(240)	$1,048
Unrealized losses as of December 31, 2013 were considered temporary and therefore no impairment was recorded during the year ended December 31, 2013.
The Company's preferred stock investments are redeemable at the respective issuer's option after five years from issuance.

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

Note 7 — Credit Facility
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
On August 20, 2013, the Company entered into a $220.0 million credit facility, which provides for aggregate revolving loan borrowings of up to $110.0 million and aggregate term loan borrowings of up to $110.0 million. The credit facility contained an "accordion" feature to allow the Company, under certain circumstances, to increase the aggregate commitments under the credit facility to a maximum of $325.0 million. On December 23, 2013, the Company amended the credit facility to decrease the aggregate revolving loan borrowings to $50.0 million and increase the aggregate term loan borrowings to $340.0 million. The term loan component of the credit facility matures in August 2018 and the revolving loan component matures in August 2016.
The Company has the option, based upon its corporate leverage, its consolidated net worth and a minimum number of properties in the borrowing base, to have the credit facility priced at either: (a) LIBOR, plus an applicable margin that ranges from 1.50% to 2.75%; or (b) the Base Rate (as defined below), plus an applicable margin that ranges from 0.50% to 1.75%. Base Rate is defined in the credit facility as the greatest of (i) the fluctuating annual rate of interest announced from time to time by the lender as its “prime rate,” (ii) 0.50% above the federal funds effective rate and (iii) 1.00% above the applicable one-month LIBOR. The outstanding balance of the term loan component of the credit facility as of December 31, 2013 was $305.0 million with a weighted average interest rate of 2.19%, a portion of which is fixed with an interest rate swap. There was no outstanding balance under the revolving component of the credit facility as of December 31, 2013. The unused borrowing capacity, based on the value of the borrowing base properties as of December 31, 2013, was $80.2 million. Availability of borrowings is based on a pool of eligible unencumbered real estate assets.
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
The credit facility requires the Company to meet certain financial covenants, including the maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios) as well as the maintenance of a minimum net worth. As of December 31, 2013, the Company was in compliance with the debt covenants under the credit facility agreement.

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

Note 8 — Mortgage Notes Payable
The Company's mortgage notes payable as of December 31, 2013 and 2012 consist of the following:

		Outstanding Loan Amount
Portfolio	Encumbered Properties	December 31, 2013	December 31, 2012	Effective Interest Rate		Interest Rate	Maturity
		(In thousands)	(In thousands)
Interior Design Building	1	$20,582	$20,949	4.4%		Fixed	Dec. 2021
Bleecker Street	3	21,300	21,300	4.3%		Fixed	Dec. 2015
Foot Locker	1	3,250	3,250	4.6%		Fixed	Jun. 2016
Regal Parking Garage	1	3,000	3,000	4.5%		Fixed	Jul. 2016
Duane Reed	1	8,400	8,400	3.6%		Fixed	Nov. 2016
Washington Street Portfolio	1	4,831	4,917	4.4%		Fixed	Dec. 2021
One Jackson Square	1	13,000	13,000	3.4%	(1)	Fixed	Dec. 2016
350 West 42nd Street	1	11,365	11,365	3.4%		Fixed	Aug. 2017
1100 Kings Highway	1	20,200	20,200	3.4%	(1)	Fixed	Aug. 2017
1623 Kings Highway	1	7,288	7,288	3.3%	(1)	Fixed	Nov. 2017
256 West 38th Street	1	24,500	24,500	3.1%	(1)	Fixed	Dec. 2017
256 West 38th Street	—	—	2,400	5.3%	(2)	Variable	Dec. 2013
229 West 36th Street	1	35,000	35,000	2.9%	(1)	Fixed	Dec. 2017
229 West 36th Street	—	—	10,000	5.3%	(2)	Variable	Dec. 2013
	14	$172,716	$185,569	3.6%	(3)
______________________

(1)	Fixed through an interest rate swap agreement.

(2)	These variable rate mezzanine loans were repaid in full in January 2013.

(3)	Calculated on a weighted average basis for all mortgages outstanding as of December 31, 2013.

The following table summarizes the scheduled aggregate principal repayments subsequent to December 31, 2013:

(In thousands)	Future Minimum Principal Payments
2014	$473
2015	21,794
2016	28,167
2017	102,730
2018	4,573
Thereafter	14,979
Total	$172,716
Some of the Company's mortgage notes payable agreements require compliance with certain property-level financial covenants including debt service coverage ratios. As of December 31, 2013 and 2012, the Company was in compliance with the financial covenants under its mortgage note agreements.

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

Note 9 — Fair Value of Financial Instruments
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of December 31, 2013 and 2012, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company's derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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
The following table presents information about the Company's assets and liabilities (including derivatives that are presented net) measured at fair value on a recurring basis as of December 31, 2013 and 2012, aggregated by the level in the fair value hierarchy within which those instruments fall:

(In thousands)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
December 31, 2013
Interest rate swap, net	$—	$(385)	$—	$(385)
Investment securities	$1,048	$—	$—	$1,048
December 31, 2012
Interest rate swap	$—	$(1,710)	$—	$(1,710)
Investment securities	$—	$—	$—	$—
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets. There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the year ended December 31, 2013.

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

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

		Carrying Amount at	Fair Value at	Carrying Amount at	Fair Value at
(In thousands)	Level	December 31, 2013	December 31, 2013	December 31, 2012	December 31, 2012
Mortgage notes payable	3	$172,716	$173,427	$185,569	$185,621
Credit facility	3	$305,000	$305,000	$19,995	$19,995
The fair value of mortgage notes payable and the fixed-rate portions of term loans on the credit facility are estimated using a discounted cash flow analysis, based on the Advisor's experience with similar types of borrowing arrangements. Advances under the credit facility with interest rates which vary are considered to be reported at fair value.
Note 10 — Derivatives and Hedging Activities
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

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

As of December 31, 2013 and 2012, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk.

	December 31, 2013		December 31, 2012
Interest Rate Derivative	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Interest rate swaps	6	$179,988	5	$99,988
The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the consolidated balance sheets as of December 31, 2013 and 2012:

		December 31,
(In thousands)	Balance Sheet Location	2013	2012
Derivatives designated as hedging instruments:
Interest rate swaps	Derivative assets, at fair value	$490	$—
Interest rate swaps	Derivative liabilities, at fair value	$(875)	$(1,710)
Derivatives in Cash Flow Hedging Relationships
The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
(In thousands)	2013	2012	2011
Amount of loss recognized in accumulated other comprehensive loss from interest rate derivatives (effective portion)	$(16)	$(1,722)	$(214)
Amount of loss reclassified from accumulated other comprehensive loss into income as interest expense (effective portion)	$(1,336)	$(230)	$(13)
Amount of income (loss) recognized in gain (loss) on derivative instruments (ineffective portion and amount excluded from effectiveness testing)	$5	$(14)	$(3)
Offsetting Derivatives
The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company's derivatives as of December 31, 2013 and 2012. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the accompanying balance sheets.

				Gross Amounts Not Offset on the Balance Sheet
Derivatives (In thousands)	Gross Amounts of Recognized Assets	Gross Amounts of Recognized Liabilities	Net Amounts of Assets (Liabilities) presented on the Balance Sheet	Financial Instruments	Cash Collateral Posted	Net Amount
December 31, 2013	$490	$(875)	$(385)	$—	$—	$(385)
December 31, 2012	$—	$(1,710)	$(1,710)	$—	$—	$(1,710)
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
December 31, 2013

Credit-risk-related Contingent Features
The Company has agreements with its derivative counterparties that contain a provision whereby if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.
As of December 31, 2013, the fair value of derivatives in a net liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $1.0 million. As of December 31, 2013, the Company has not posted any collateral related to its agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at the aggregate termination value of $1.0 million at December 31, 2013.
Note 11 — Common Stock
As of December 31, 2013 and 2012, the Company had 174.1 million and 19.9 million shares of common stock outstanding, respectively, including unvested restricted stock, converted Preferred Shares and shares issued under the DRIP.
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
Note 12 — Commitments and Contingencies
Future Minimum Lease Payments
The Company entered into lease agreements related to certain acquisitions under leasehold interest arrangements. The following table reflects the minimum base rental cash payments due from the Company over the next five years and thereafter under these arrangements. These amounts exclude contingent rent payments, as applicable, that may be payable based on provisions related to increases in annual rent based on exceeding certain economic indexes among other items.

(In thousands)	Future Minimum Base Rent Payments
2014	$3,386
2015	4,555
2016	4,991
2017	4,991
2018	5,175
Thereafter	260,549
$283,647

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

Litigation
On October 15, 2013, RXR WWP Owner LLC (“RXR”) filed a lawsuit in the Supreme Court of the State of New York, New York County, against American Realty Capital Properties, Inc. and the Company (collectively, the “ARC Parties”) alleging that, under an agreement that RXR entered into with the co-defendant WWP Sponsor LLC dated May 30, 2013 (the “May 30 Agreement”), RXR was entitled to acquire a 48.9% equity interest in the indirect owner of Worldwide Plaza. RXR claimed that the ARC Parties are liable for breach of a confidentiality agreement, tortious interference with the May 30 Agreement and tortious interference with prospective business relations. RXR moved for a preliminary injunction barring the defendants from consummating the Worldwide Plaza transaction. On October 30, 2013, the Court denied RXR’s preliminary injunction motion, and the transaction was thereafter consummated. On November 21, 2013 RXR filed an amended complaint adding the ARC Parties as parties to a permanent injunction claim that was previously asserted solely against the ARC Parties’ co-defendants. The ARC Parties filed a motion to dismiss the amended complaint on December 11, 2013. The motion will be fully briefed on February 28, 2014. RXR seeks damages against the ARC Parties of no less than $200.0 million. The Company believes that such lawsuit is without merit, but the ultimate outcome of such matter cannot be predicted. While losses and legal expenses may be incurred, an estimate of the range of potential losses cannot be made, and no provisions for such losses have been recorded in the accompanying consolidated financial statements for the year ended December 31, 2013. As of December 31, 2013, there were no other material legal proceedings pending or known to be contemplated against the Company.
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
Hurricane Sandy
None of the properties owned by the Company suffered any structural damage as a result of Hurricane Sandy. The properties owned by the Company remained fully operational except for the four retail condominiums located at 416 Washington Street in the Tribeca neighborhood of Manhattan. The property remained without full electrical power capacity and its tenants were not permitted to operate until electrical power was fully restored and authorization to recommence operations was received by the applicable New York municipal authorities. Effective April 18, 2013, pursuant to such authorities, the tenants were allowed to reoccupy their units and recommence operations, with the exception of the garage which required additional repairs that were completed in September 2013. The Company recorded an insurance deductible expense of $0.1 million during the year ended December 31, 2012 and $0.4 million of bad debt expense during the year ended December 31, 2013 related to the lease termination of the garage tenant. Hurricane damage also resulted in the termination of another lease at this property, however, the Company expects, but cannot guarantee, insurance proceeds to cover lost rents related to this lease through April 17, 2014.

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

Note 13 — Related Party Transactions and Arrangements
New York Recovery Special Limited Partnership, LLC, an entity wholly owned by the Sponsor, owned 20,000 shares of the Company's outstanding common stock as of December 31, 2013 and 2012.
Fees Paid in Connection with the IPO
The Dealer Manager and the Sponsor received fees and compensation in connection with the sale of the Company's common stock in the IPO. The Dealer Manager received a selling commission of up to 7.0% of gross offering proceeds before reallowance of commissions earned by participating broker-dealers. Alternatively, a participating broker-dealer may elect to receive a fee equal to 7.5% of gross proceeds from the sale of shares by such participating broker-dealer, with 2.5% thereof paid at the time of such sale and 1.0% thereof paid on each anniversary of the closing of such sale up to and including the fifth anniversary of the closing of such sale. In addition, the Dealer Manager received up to 3.0% of the gross proceeds from the sale of common stock, before reallowance to participating broker-dealers, as a dealer manager fee. The Dealer Manager may re-allow its dealer manager fee to such participating broker-dealers, based on such factors as the volume of shares sold by respective participating broker-dealers and marketing support provided as compared to other participating broker-dealers. The following table details total selling commissions and dealer manager fees incurred and payable to the Dealer Manager related to the sale of common stock as of and for the periods presented:

	Year Ended December 31,			Payable as of December 31,
(In thousands)	2013	2012	2011	2013	2012
Total commissions and fees from Dealer Manager	$134,972	$12,576	$4,303	$857	$93
 The Advisor and its affiliates received compensation and reimbursement for services provided in connection with the IPO and Preferred Offering. Effective March 1, 2013, the Company began utilizing transfer agent services provided by an affiliate of the Dealer Manager. All offering costs incurred by the Company, or its affiliated entities, on behalf of the Company are charged to additional paid-in capital on the accompanying consolidated balance sheets. The following table details offering costs reimbursements incurred and payable to the Advisor and Dealer Manager related to the sale of common stock as of and for the periods presented:

	Year Ended December 31,			Payable as of December 31,
(In thousands)	2013	2012	2011	2013	2012
Fees and expense reimbursements from the Advisor and Dealer Manager (1)	$11,561	$(1,240)	$3,269	$416	$83
__________________
(1) The Advisor elected to reimburse offering costs in excess of 15% of proceeds from the sale of common stock. This cash reimbursement of $4.7 million was received during the year ended December 31, 2012.
The Company is responsible for offering and related costs from its IPO up to a maximum of 1.5% of gross proceeds received from the IPO, excluding commissions and dealer manager fees, measured at the end of the IPO. Offering costs in excess of the 1.5% cap as of the end of the offering are the Advisor's responsibility. As of the end of the IPO in December 2013, offering and related costs did not exceed 1.5% of gross proceeds received from the IPO. Commencing in the first quarter of 2012, the Advisor elected to cap cumulative offering costs incurred by the Company, net of unpaid amounts, to 15% of common stock proceeds during the offering period. To comply with this policy, the Advisor reimbursed the Company $4.7 million in cash during the year ended December 31, 2012 for offering related costs. As of December 31, 2013, cumulative offering costs were $174.9 million.

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

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
The Company pays the Advisor an asset management fee equal to 0.75% per annum of the cost of the Company's assets (cost includes the purchase price, acquisition expenses, capital expenditures and other customarily capitalized costs, but excludes acquisition fees) plus costs and expenses incurred by the Advisor in providing asset management services; provided, however, that the asset management fee is reduced by any amounts payable to the Property Manager as an oversight fee, such that the aggregate of the asset management fee and the oversight fee does not exceed 0.75% per annum of the cost of the Company's assets plus costs and expenses incurred by the Advisor in providing asset management services. Prior to July 1, 2012, this fee was payable in monthly installments, at the discretion of the Company's board, in cash, common stock or restricted stock grants, or any combination thereof.  Effective July 1, 2012, the payment of asset management fees in monthly installments in cash, shares or restricted stock grants, or any combination thereof to the Advisor was eliminated. Instead the Company issues (subject to periodic approval by the board of directors) to the Advisor performance-based restricted partnership units of the OP designated as "Class B units," which are intended to be profits interests and will vest, and no longer be subject to forfeiture, at such time as: (x) the value of the OP's assets plus all distributions made equals or exceeds the total amount of capital contributed by investors plus a 6.0% cumulative, pre-tax, non-compounded annual return thereon (the "economic hurdle"); (y) any one of the following occurs: (1) the termination of the advisory agreement by an affirmative vote of a majority of the Company's independent directors without cause; (2) a listing; or (3) another liquidity event; and (z) the Advisor is still providing advisory services to the Company (the "performance condition"). Such Class B units will be forfeited immediately if: (a) the advisory agreement is terminated other than by an affirmative vote of a majority of the Company's independent directors without cause; or (b) the advisory agreement is terminated by an affirmative vote of a majority of the Company's independent directors without cause before the economic hurdle has been met. When and if approved by the board of directors, the Class B units issued to the Advisor quarterly in arrears pursuant to the terms of the limited partnership agreement of the OP. As of December 31, 2013, the Company cannot determine the probability of achieving the performance condition. The value of issued Class B units will be determined and expensed, when the Company deems the achievement of the performance condition to be probable. The Advisor receives distributions on unvested Class B units equal to the distribution rate received on the Company's common stock. Such distributions on issued Class B units are included in general and administrative expenses in the consolidated statement of operations and comprehensive loss until the performance condition is considered probable to occur. During the years ended December 31, 2013 and 2012 the board of directors approved the issuance of 410,771 and 43,968 Class B units, respectively, to the Advisor in connection with this arrangement.
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

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

Effective March 1, 2013, the Company entered into an agreement with the Dealer Manager to provide strategic advisory services and investment banking services required in the ordinary course of the Company's business, such as performing financial analysis, evaluating publicly traded comparable companies and assisting in developing a portfolio composition strategy, a capitalization structure to optimize future liquidity options and structuring operations. Strategic advisory fees were amortized over six months, the estimated remaining term of the IPO as of the date of the agreement, and are included in general and administrative expenses in the consolidated statement of operations and comprehensive loss.
The following table details amounts incurred, forgiven and contractually due in connection with the operations related services described above as of and for the periods presented:

	Year Ended December 31,
	2013		2012		2011		Payable December 31,
(In thousands)	Incurred	Forgiven	Incurred	Forgiven	Incurred	Forgiven	2013	2012
One-time fees and reimbursements:
Acquisition fees and related cost reimbursements (1)	$15,836	$—	$3,607	$—	$772	$—	$—	$2,018
Financing coordination fees	6,584	—	1,166	—	405	—	—	539
Ongoing fees:
Asset management fees (2)	—	—	—	540	—	571	—	—
Property management and leasing fees	—	840	—	494	—	190	—	—
Strategic advisory fees	920	—	—	—	—	—	—	—
Distributions on Class B units	139	—	—	—	—	—	—	—
Total related party operational fees and reimbursements	$23,479	$840	$4,773	$1,034	$1,177	$761	$—	$2,557
___________________________________________

(1)	During the year ended December 31, 2013, the Advisor elected to reimburse the Company $2.5 million for acquisition and legal expenses incurred.

(2)
Asset management fees through June 30, 2012, were waived.  Effective July 1, 2012, the Company began issuing to the Advisor restricted performance-based Class B units for asset management services, which will be forfeited immediately if certain conditions occur.

The Company will reimburse the Advisor's costs and expenses of providing services, subject to the limitation that it will not reimburse the Advisor for any amount by which the Company's total operating expenses (as defined in the Company's charter and advisory agreement) for the four preceding fiscal quarters exceeds the greater of (a) 2.0% of average invested assets and (b) 25.0% of net income other than any additions to reserves for depreciation, bad debt or other similar non cash reserves and excluding any gain from the sale of assets for that period.  Additionally, the Company will not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives a separate fee.  No reimbursement was incurred from the Advisor for providing administrative services for the years ended December 31, 2013, 2012 or 2011.

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

In order to improve operating cash flows and the ability to pay distributions from operating cash flows, the Advisor agreed to waive certain fees including asset management and property management fees. Because the Advisor waived certain fees, cash flow from operations that would have been paid to the Advisor was available to pay distributions to stockholders.  The fees that were forgiven are not deferrals and accordingly, will not be paid to the Advisor in cash. Additionally, to improve the Company's working capital, the Advisor may elect to absorb a portion of the Company's expenses. The following table details property operating and general and administrative expenses absorbed by the Advisor during the years ended December 31, 2013, 2012 and 2011. These costs are presented net in the accompanying consolidated statements of operations and comprehensive loss.

	Year Ended December 31,
(In thousands)	2013	2012
Property operating expenses absorbed	$—	$270
General and administrative expenses absorbed	1,450	695
Total expenses absorbed	$1,450	$965
The Company had a receivable from affiliates of $0.3 million at December 31, 2012 related to absorbed property operating and general and administrative expenses. There were no receivables from affiliates related to absorbed costs at December 31, 2013.
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
Fees Paid in Connection with the Liquidation or Listing of the Company's Real Estate Assets
In December 2013, the Company entered into a transaction management agreement with RCS Advisory Services, LLC, an entity owned by the Dealer Manager, to provide strategic alternatives transaction management services through the occurrence of a liquidity event and a-la-carte services thereafter. The Company agreed to pay $3.0 million pursuant to this agreement. As of December 31, 2013, the Company has incurred an aggregate of $1.5 million of expenses pursuant to this agreement, which includes amounts for services provided as of that date, and is included in acquisition and transaction related costs on the consolidated statement of operations and comprehensive loss and in accounts payable and accrued expenses on the accompanying consolidated balance sheet.
In December 2013, the Company entered into an information agent and advisory services agreement with Realty Capital Securities and American National Stock Transfer, entities owned by the Dealer Manager, to provide in connection with a liquidity event, advisory services, educational services to external and internal wholesalers, communication support as well as proxy, tender offer or redemption and solicitation services. The Company agreed to pay $1.9 million pursuant to this agreement. As of December 31, 2013, the Company has incurred an aggregate of $0.6 million of expenses pursuant to this agreement, which includes amounts for services provided as of that date, and is included in acquisition and transaction related costs on the consolidated statement of operations and comprehensive loss and in accounts payable and accrued expenses on the accompanying consolidated balance sheet.
In December 2013, the Company entered into an agreement with RCS Capital, LLC, the investment banking and capital markets division of the Dealer Manager, for strategic and financial advice and assistance in connection with (i) a possible sale transaction involving the Company (ii) the possible listing of the Company’s securities on a national securities exchange, and (iii) a possible acquisition transaction involving the Company. The Dealer Manager will receive a transaction fee equal to 0.25% of the transaction value in connection with the possible sale transaction, listing or acquisition. No such amounts were incurred during year ended December 31, 2013.

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

For substantial assistance in connection with the sale of properties, the Company will pay the Advisor a property disposition fee, not to exceed the lesser of 2.0% of the contract sale price of the property and 50% of the competitive real estate commission paid if a third party broker is also involved; provided, however that in no event may the property disposition fee paid to the Advisor when added to real estate commissions paid to unaffiliated third parties exceed the lesser of 6.0% of the contract sales price and a competitive real estate commission. For purposes of the foregoing, "competitive real estate commission" means a real estate brokerage commission for the purchase or sale of a property which is reasonable, customary and competitive in light of the size, type and location of the property. No such fees were incurred or paid for the years ended December 31, 2013, 2012 or 2011.
An affiliate of the Advisor will receive from time to time, when available, a subordinated participation in the net sales proceeds from the sale of assets of 15.0% of the remaining net sale proceeds after return of capital contributions to investors plus payment to investors of an annual 6.0% cumulative, pre-tax non-compounded return on the capital contributed by investors.  No such amounts were incurred or paid for the years ended December 31, 2013, 2012 or 2011.
Upon the listing of the Company's common stock, an affiliate of the Advisor will receive a non-interest-bearing promissory note equal to 15.0% of the amount, if any, by which the sum of the Company's market value plus distributions paid by the Company prior to listing exceeds the sum of the aggregate capital contributed by investors plus an amount equal to an annual 6.0% cumulative, non-compounded return to investors. No such amounts were incurred or paid for the years ended December 31, 2013, 2012 or 2011.
Upon termination of the advisory agreement, an affiliate of the Advisor shall be entitled to a subordinated termination fee payable in the form of a non-interest-bearing promissory note. In addition, the affiliate of the Advisor may elect to defer its right to receive a subordinated termination amount until either a listing or other liquidity event occurs.
Note 14 — Economic Dependency
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
Note 15 — Share-Based Compensation
Stock Option Plan
The Company has a stock option plan (the "Plan") which authorizes the grant of nonqualified stock options to the Company's independent directors, officers, advisors, consultants and other personnel, subject to the absolute discretion of the board of directors and the applicable limitations of the Plan. The exercise price for all stock options granted under the Plan will be fixed at $10.00 per share until the termination of the IPO, and thereafter the exercise price for stock options granted to the independent directors will be equal to the fair market value of a share on the last business day preceding the annual meeting of stockholders. Upon a change in control, unvested options will become fully vested and any performance conditions imposed with respect to the options will be deemed to be fully achieved.  A total of 0.5 million shares have been authorized and reserved for issuance under the Plan. As of December 31, 2013 and 2012, no stock options were issued under the Plan.

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

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
The following table displays restricted share award activity during the years ended December 31, 2013, 2012, and 2011:

	Number of Common Shares	Weighted-Average Issue Price
Unvested, December 31, 2010	9,000	$10.00
Granted	12,000	10.00
Vested	(7,200)	10.00
Unvested, December 31, 2011	13,800	10.00
Granted	9,000	9.00
Vested	(3,000)	10.00
Forfeited	—	—
Unvested, December 31, 2012	19,800	9.55
Granted	9,000	9.00
Vested	(4,800)	9.63
Forfeited	—	—
Unvested, December 31, 2013	24,000	$9.33
The fair value of the restricted shares, based on the per share price in the IPO, will be expensed over the vesting period of five years. Compensation expense related to restricted stock was $0.1 million, $39,000 and $0.1 million for the years ended December 31, 2013, 2012, and 2011, respectively.
As of December 31, 2013, the Company had $0.2 million of unrecognized compensation cost related to unvested restricted share awards granted under the Company’s RSP. That cost is expected to be recognized over a weighted average period of 3.5 years.

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

Other Share-Based Compensation
The Company may issue common stock in lieu of cash to pay fees earned by the Company's directors at the respective director's election. There are no restrictions on the shares issued. The following table reflects the shares of common stock issued to directors in lieu of cash compensation:

	Year Ended December 31,
	2013	2012	2011
Shares issued in lieu of cash	19,728	15,667	15,315
Value of shares issued in lieu of cash (in thousands)	$177	$141	$138
Note 16 — Net Loss Per Share
The following is a summary of the basic and diluted net loss per share computations for the periods presented:

	Year Ended December 31,
(In thousands, except share and per share data)	2013	2012	2011
Net loss attributable to stockholders	$(19,279)	$(6,339)	$(3,419)
Less: distributions declared on Preferred Shares	—	—	(1,354)
Net loss available to stockholders	$(19,279)	$(6,339)	$(4,773)
Weighted average common shares outstanding	73,074,872	12,187,623	2,070,184
Net loss per share available to stockholders, basic and diluted	$(0.26)	$(0.52)	$(2.31)

Diluted net income (loss) per share assumes the conversion of all common share equivalents into an equivalent number of common shares, unless the effect is antidilutive.  The Company considers unvested restricted stock, Preferred Shares, units of limited partner interests in the OP ("OP units") and Class B units to be common share equivalents. The following common stock equivalents were excluded from diluted income (loss) per share computations as their effect would have been antidilutive for the years ended December 31, 2013, 2012 and 2011:

	December 31,
	2013	2012	2011
Unvested restricted stock	24,000	19,800	13,800
OP units	200	200	200
Class B units	454,739	43,968	—
Total common share equivalents	478,939	63,968	14,000
Note 17 — Non-Controlling Interests
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
In December 2010, an unrelated third party and a related party, American Realty Capital Operating Partnership, L.P., contributed $1.0 million and $12.0 million to acquire the Bleecker Street properties, respectively.  The Company had the sole voting rights and was the controlling member of the limited liability company that owns the Bleecker Street properties. The non-controlling members' aggregate initial investment balance of $13.0 million was reduced by the monthly distributions paid to each non-controlling member.  There were $0.1 million and $0.5 million of distributions to non-controlling members during the year ended December 31, 2013 and 2012, respectively. The Company fully redeemed the related party's and third party's non-controlling interest in Bleecker Street in June 2012 and December 2013, respectively.

AMERICAN REALTY CAPITAL NEW YORK RECOVERY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

The Company is the controlling member of the limited liability company that owns the 163 Washington Avenue Apartments, acquired in September 2012. The Company has the sole voting rights under the operating agreement of this limited liability company. The non-controlling members' aggregate initial investment balance of $0.5 million will be reduced by the distributions paid to each non-controlling member. No distributions were paid during the years ended December 31, 2013 and 2012.
Note 18 — Quarterly Results (Unaudited)
Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2013, 2012 and 2011:

	Quarters Ended
(In thousands, except share and per share data)	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Total revenues	$8,327	$10,905	$15,728	$20,927
Basic net income (loss) attributable to stockholders	$(2,794)	$2,019	$(5,373)	$(13,131)
Adjustments to net income (loss) attributable to stockholders for common share equivalents	—	(223)	—	—
Diluted net income (loss) attributable to stockholders	$(2,794)	$1,796	$(5,373)	$(13,131)

Basic weighted average shares outstanding	23,217,358	41,982,278	83,841,078	141,836,952
Basic net income (loss) per share attributable to stockholders	$(0.12)	$0.05	$(0.06)	$(0.09)
Diluted weighted average shares outstanding	23,217,358	42,001,432	83,841,078	141,836,952
Diluted net income (loss) per share attributable to stockholders	$(0.12)	$0.04	$(0.06)	$(0.09)

	Quarters Ended
(In thousands, except share and per share data)	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Total revenues	$2,725	$3,632	$4,120	$4,945
Net loss attributable to stockholders	$(619)	$(1,148)	$(1,270)	$(3,302)
Weighted average shares outstanding	7,490,591	10,497,092	13,508,525	17,184,855
Basic and diluted net loss per share attributable to stockholders	$(0.08)	$(0.11)	$(0.09)	$(0.19)

	Quarters Ended
(In thousands, except share and per share data)	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Total revenues	$1,690	$1,723	$1,787	$2,335
Net loss attributable to stockholders	$(341)	$(810)	$(205)	$(2,063)
Weighted average shares outstanding	543,324	1,273,624	2,198,529	4,223,407
Basic and diluted net loss per share attributable to stockholders	$(1.27)	$(0.91)	$(0.26)	$(0.56)

Note 19 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Annual Report on Form 10-K, and determined that there have not been any events that have occurred that would require adjustments to disclosures in the consolidated financial statements.

American Realty Capital New York Recovery REIT, Inc.

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2013
(dollar amounts in thousands)

					Initial Costs
Portfolio	State	Acquisition Date	Encumbrances at December 31, 2013		Land	Building and Improvements	Building and Improvements	Gross Amount at December 31, 2013(2) (3)		Accumulated Depreciation (5)(6)
Design Center	NY	6/22/2010	$20,582		$11,243	$18,884	$1,820	$31,947		$3,005
Bleecker Street	NY	12/1/2010	21,300		—	31,167	—	31,167		4,102
Foot Locker	NY	4/18/2011	3,250		2,753	2,753	—	5,506		364
Regal Parking Garage	NY	6/1/2011	3,000		—	4,637	—	4,637		533
Duane Reed	NY	10/5/2011	8,400		4,443	8,252	—	12,695		1,114
Washington Street	NY	11/3/2011	4,831		—	8,979	580	9,559		1,052
One Jackson Square	NY	11/18/2011	13,000		—	21,466	66	21,532		2,262
350 West 42nd Street	NY	3/16/2012	11,365		—	19,869	83	19,952		1,684
1100 Kings Highway	NY	5/4/2012	20,200		17,112	17,947	—	35,059		1,388
163 Washington Avenue Apartments	NY	9/7/2012	—	(1)	6,257	25,030	45	31,332		1,734
1623 Kings Highway	NY	10/9/2012	7,288		3,440	8,538	27	12,005		490
256 West 38th Street	NY	12/26/2012	24,500		20,000	26,483	1,653	46,970	(4)	1,461
229 West 36th Street	NY	12/27/2012	35,000		27,400	22,308	—	49,247	(4)	1,279
350 Bleecker Street	NY	12/31/2012	—	(1)	—	11,783	—	11,783		568
218 West 18th Street	NY	3/27/2013	—	(1)	17,500	90,869	2,028	110,397		3,655
50 Varick Street	NY	7/5/2013	—		—	77,992	7,250	85,242		2,158
333 W 34th Street	NY	8/9/2013	—	(1)	98,600	120,908	—	219,508		4,390
Viceroy	NY	11/18/2013	—		—	169,945	—	169,945		476
1440 Broadway	NY	12/23/2013	—	(1)	217,066	289,410	—	506,476		—
Total			$172,716		$425,814	$977,220	$13,552	$1,414,959		$31,715
___________________________________

(1)	These properties collateralize the credit facility, which had $305.0 million outstanding as of December 31, 2013.

(2)	Acquired intangible lease assets allocated to individual properties in the amount of $127.8 million are not reflected in the table above.

(3)	The tax basis of aggregate land, buildings and improvements as of December 31, 2013 is $1.5 billion.

(4)	Gross amount is net of tenant improvement and building improvement dispositions of $1.6 million due to tenant lease terminations.

(5)	The accumulated depreciation column excludes $9.5 million of amortization associated with acquired intangible lease assets.

(6)	Each of the properties has a depreciable life of: 40 years for buildings, 15 years for land improvements and five to 15 years for fixtures.

American Realty Capital New York Recovery REIT, Inc.

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2013
(dollar amounts in thousands)

A summary of activity for real estate and accumulated depreciation for the years ended December 31, 2013, 2012 and 2011:

	December 31,
(In thousands)	2013	2012	2011
Real estate investments, at cost:
Balance at beginning of year	$322,205	$115,035	$61,294
Additions-Acquisitions	1,082,292	206,167	53,281
Capital expenditures	12,089	1,003	460
Disposals	(1,627)	—	—
Balance at end of the year	$1,414,959	$322,205	$115,035

Accumulated depreciation:
Balance at beginning of year	$9,476	$3,109	$500
Depreciation expense	23,405	6,367	2,609
Disposals	(1,166)	—	—
Balance at end of the year	$31,715	$9,476	$3,109