Form 10-Q
period 2014-03-31
New York REIT, Inc.
filed 2014-05-14
CIK 1474464

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission file number: 000-54689

NEW YORK REIT, INC.
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

As of May 9, 2014, the registrant had 176,339,377 shares of common stock, $0.01 par value per share, outstanding.

NEW YORK REIT, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
NEW YORK REIT, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)

	March 31,	December 31,
	2014	2013
ASSETS	(Unaudited)
Real estate investments, at cost:
Land	$425,814	$425,814
Buildings, fixtures and improvements	990,466	989,145
Acquired intangible lease assets	127,004	127,846
Total real estate investments, at cost	1,543,284	1,542,805
Less accumulated depreciation and amortization	(61,958)	(41,183)
Total real estate investments, net	1,481,326	1,501,622
Cash and cash equivalents	237,022	233,377
Restricted cash	1,720	1,122
Investment securities, at fair value	1,172	1,048
Investments in unconsolidated joint ventures	229,127	234,774
Preferred equity investment	30,000	30,000
Derivatives, at fair value	429	490
Receivable for sale of common stock	—	11,127
Prepaid expenses and other assets	24,367	21,404
Deferred costs, net	14,900	13,341
Total assets	$2,020,063	$2,048,305
LIABILITIES AND EQUITY
Mortgage notes payable	$172,599	$172,716
Credit facility	305,000	305,000
Market lease liabilities, net	69,897	73,029
Derivatives, at fair value	940	875
Accounts payable and accrued expenses	26,708	30,703
Deferred rent and other liabilities	6,747	7,997
Distributions payable	9,029	8,726
Total liabilities	590,920	599,046
Preferred stock, $0.01 par value; 40,866,376 shares authorized, none issued and outstanding	—	—
Convertible preferred stock, $0.01 par value, 9,133,624 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 300,000,000 shares authorized, 175,614,861 and 174,120,408 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	1,756	1,741
Additional paid-in capital	1,547,889	1,533,698
Accumulated other comprehensive loss	(615)	(613)
Accumulated deficit	(120,329)	(86,008)
Total stockholders' equity	1,428,701	1,448,818
Non-controlling interests	442	441
Total equity	1,429,143	1,449,259
Total liabilities and equity	$2,020,063	$2,048,305

The accompanying notes are an integral part of these financial statements

NEW YORK REIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Revenues:
Rental income	$27,171	$7,674
Operating expense reimbursements and other revenue	6,421	653
Total revenues	33,592	8,327
Operating expenses:
Property operating	14,005	1,737
Operating fees to affiliates	—	—
Acquisition and transaction related	69	2,800
General and administrative	1,361	160
Depreciation and amortization	24,254	4,286
Total operating expenses	39,689	8,983
Operating loss	(6,097)	(656)
Other income (expenses):
Interest expense	(3,939)	(2,146)
Income from unconsolidated joint venture	1,257	—
Income from preferred equity investment and investment securities	623	—
Interest income	1	—
Total other expenses	(2,058)	(2,146)
Net loss	(8,155)	(2,802)
Net loss (income) attributable to non-controlling interests	(1)	8
Net loss attributable to stockholders	$(8,156)	$(2,794)

Other comprehensive income (loss):
Designated derivatives, fair value adjustment	(126)	178
Unrealized gain on investment securities	124	—
Comprehensive loss attributable to stockholders	$(8,158)	$(2,616)

Basic and diluted net loss per share available to stockholders	$(0.05)	$(0.12)

The accompanying notes are an integral part of these financial statements

NEW YORK REIT, INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
Three Months Ended March 31, 2014
(In thousands, except share data)
(Unaudited)

	Common Stock			Accumulated Other Comprehensive (Loss)
	Number of Shares	Par Value	Additional Paid-In Capital		Accumulated Deficit	Stockholders' Equity	Non- controlling Interests	Total Equity
Balance, December 31, 2013	174,120,408	$1,741	$1,533,698	$(613)	$(86,008)	$1,448,818	$441	$1,449,259
Issuances of common stock	16,944	—	164	—	—	164	—	164
Common stock offering costs, commissions and dealer manager fees	—	—	(8)	—	—	(8)	—	(8)
Common stock issued though distribution reinvestment plan	1,482,509	15	14,069	—	—	14,084	—	14,084
Common stock repurchases	(5,000)	—	(50)	—	—	(50)	—	(50)
Share-based compensation	—	—	16	—	—	16	—	16
Distributions declared	—	—	—	—	(26,165)	(26,165)	—	(26,165)
Net income (loss)	—	—	—	—	(8,156)	(8,156)	1	(8,155)
Other comprehensive loss	—	—	—	(2)	—	(2)	—	(2)
Balance, March 31, 2014	175,614,861	$1,756	$1,547,889	$(615)	$(120,329)	$1,428,701	$442	$1,429,143

The accompanying notes are an integral part of this financial statement

NEW YORK REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net loss attributable to stockholders	$(8,156)	$(2,794)
Adjustments to reconcile net loss attributable to stockholders to net cash provided by (used in) operating activities:
Depreciation	19,028	3,153
Amortization of intangibles	5,226	1,133
Amortization of deferred financing costs	726	375
Accretion of market lease liabilities and amortization of above-market lease assets, net	(2,454)	(71)
Net loss (income) attributable to non-controlling interests	1	(8)
Share-based compensation	16	25
Equity in income of unconsolidated joint ventures	(1,257)	—
Changes in assets and liabilities:
Prepaid expenses and other assets	(2,976)	(1,892)
Accounts payable and accrued expenses	(4,339)	(2,158)
Deferred rent and other liabilities	(1,250)	320
Net cash provided by (used in) operating activities	4,565	(1,917)
Cash flows from investing activities:
Investment in real estate and other assets	—	(51,157)
Additional investment in unconsolidated joint venture	(273)	—
Capital expenditures	(1,427)	(187)
Distributions from unconsolidated joint venture	3,936	—
Net cash provided by (used in) investing activities	2,236	(51,344)
Cash flows from financing activities:
Payments on mortgage notes payable	(117)	(12,512)
Proceeds from issuance of common stock	11,291	76,384
Repurchases of common stock	(506)	(426)
Payments of offering costs and fees related to stock issuances	(1,419)	(8,112)
Payments of deferred financing costs	(29)	(400)
Distributions paid	(11,778)	(1,592)
Due from affiliate	—	(25)
Distributions to non-controlling interest holders	—	(17)
Restricted cash	(598)	(405)
Net cash provided by (used in) financing activities	(3,156)	52,895
Net increase (decrease) in cash and cash equivalents	3,645	(366)
Cash and cash equivalents, beginning of period	233,377	5,354
Cash and cash equivalents, end of period	$237,022	$4,988

NEW YORK REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Supplemental disclosures:
Cash paid for interest	$3,283	$1,415
Non-cash investing and financing activities:
Mortgage notes payable used to acquire investments in real estate	$—	$60,000
Common stock issued through distribution reinvestment plan	14,084	1,502

The accompanying notes are an integral part of these financial statements

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

Note 1 — Organization
New York REIT, Inc. (the "Company"), formerly known as American Realty Capital New York Recovery REIT, Inc., focuses on acquiring and owning income-producing commercial real estate in New York City, primarily office and retail properties located in Manhattan. To add diversity to the portfolio, the Company may also acquire multifamily, industrial, hotel and other types of real properties as well as originate or acquire first mortgage loans, mezzanine loans, or preferred equity positions related to New York City real estate. The Company purchased its first property and commenced active operations in June 2010. As of March 31, 2014, the Company owned 23 properties and real estate-related assets.
In September 2010, the Company commenced its initial public offering (the "IPO") on a "reasonable best efforts" basis of up to 150.0 million shares of common stock at a price of $10.00 per share, subject to certain volume and other discounts. The Company's IPO closed in December 2013. The Company operated as a non-traded real estate investment trust ("REIT") through April 14, 2014. On April 15, 2014, the Company listed its common stock on the New York Stock Exchange ("NYSE") under the symbol "NYRT" (the "Listing").
The Company, incorporated on October 6, 2009, is a Maryland corporation that qualified as a REIT for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2010.  Substantially all of the Company's business is conducted through New York Recovery Operating Partnership, L.P. (the "OP"), a Delaware limited partnership. The Company has no employees.  The Company has retained New York Recovery Advisors, LLC (the "Advisor") to manage its affairs on a day-to-day basis. New York Recovery Properties, LLC (the "Property Manager") serves as the Company's property manager, unless services are performed by a third party for specific properties.  Realty Capital Securities, LLC (the "Dealer Manager") served as the dealer manager of the IPO and continues to provide the Company with various strategic investment banking services.  The Advisor and the Property Manager are indirect wholly owned entities of, and the Dealer Manager is under common ownership with, American Realty Capital III, LLC (the "Sponsor"), as a result of which, they are related parties and receive compensation, fees and expense reimbursements for services related to the investment and management of the Company's assets.
Note 2 — Summary of Significant Accounting Policies
The accompanying consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results for the entire year or any subsequent interim period.
These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of, and for the year ended December 31, 2013, which are included in the Company's Annual Report on Form 10-K filed with the SEC on February 28, 2014. There have been no significant changes to the Company's significant accounting policies during the three months ended March 31, 2014, other than the updates described below and the subsequent notes.
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

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

In April 2014, the FASB amended the requirements for reporting discontinued operations. Under the revised guidance, in addition to other disclosure requirements, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results when the component or group of components meets the criteria to be classified as held for sale, disposed of by sale or other than by sale. The Company has adopted the provisions of this guidance effective January 1, 2014, and have applied the provisions prospectively. The adoption of this guidance did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.
Note 3 — Real Estate Investments
 The following table presents the allocation of the assets acquired and liabilities assumed during the three months ended March 31, 2013. There were no assets acquired and liabilities assumed during the three months ended March 31, 2014.

Three Months Ended
(Dollar amounts in thousands)	March 31, 2013
Real estate investments, at cost:
Land	$17,500
Buildings, fixtures and improvements	90,869
Total tangible assets	108,369
Acquired intangibles:
In-place leases	8,214
Above-market lease assets	1,593
Below-market lease liabilities	(6,176)
Total acquired intangibles	3,631
Total assets acquired, net	112,000
Mortgage notes payable used to acquire investments in real estate	(60,000)
Other liabilities assumed	(843)
Cash paid for acquired real estate investments and other assets	$51,157
Number of properties and other investments purchased	1
The following table presents future minimum base cash rental payments due to the Company, excluding future minimum base cash rental payments related to unconsolidated joint ventures, subsequent to March 31, 2014.  These amounts exclude contingent rental payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes among other items.

(In thousands)	Future Minimum Base Rent Payments
April 1, 2014 - December 31, 2014	$66,675
2015	87,673
2016	73,919
2017	71,276
2018	68,627
Thereafter	447,121
$815,291

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

The following table lists the tenants whose annualized rental income on a straight-line basis represented greater than 10% of total annualized rental income for all portfolio properties on a straight-line basis as of March 31, 2014 and 2013:

		March 31,
Property Portfolio	Tenant	2014	2013
Worldwide Plaza	Cravath, Swaine & Moore, LLP	18.2%	*
Worldwide Plaza	Nomura Holding America, Inc.	12.4%	*
229 West 36th Street	American Language Communication Center, Inc.	*	10.5%
_____________________
* Tenant's annualized rental income on a straight-line basis was not greater than 10% of total annualized rental income for all portfolio properties as of the period specified.
The termination, delinquency or non-renewal of any of the above tenants may have a material adverse effect on revenues. No other tenant represents more than 10% of annualized rental income as of March 31, 2014 and 2013.
Note 4 — Investment in Unconsolidated Joint Venture
On October 30, 2013, the Company purchased a 48.9% equity interest in WWP Holdings, LLC ("Worldwide Plaza") for a contract purchase price of $220.1 million. The purchase price reflected an agreed value for Worldwide Plaza of $1,325.0 million less $875.0 million of debt on the property. The debt on the property has a weighted average interest rate of 4.6% and matures in March 2023. The Company accounts for the investment in Worldwide Plaza using the equity method of accounting, because the Company exercises significant influence over, but does not control the entity. As of March 31, 2014, the carrying value of the Company's investment in Worldwide Plaza was $229.1 million.
Pursuant to the terms of the membership agreement relating to the Company’s purchase of the 48.9% equity interest in Worldwide Plaza, the Company retains an option to purchase the balance of the equity interest in Worldwide Plaza beginning 38 months following the closing of the acquisition at an agreed value of $1.4 billion, subject to certain adjustments, including adjustments for certain loans that are outstanding at the time of any exercise and adjustments for the percentage equity interest being acquired.
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
During the three months ended March 31, 2014, $3.2 million was recorded in depreciation and amortization expense in the consolidated statements of operations and comprehensive loss relating to the amortization of the basis difference. The basis difference related to the land will be recognized upon disposition of the Company's investment. During the three months ended March 31, 2014, the Company recorded $1.3 million of income related to its investment in Worldwide Plaza, which represents $3.9 million of preferred distributions earned, net of the Company's pro-rata share of Worldwide Plaza's net loss during the same period. Worldwide Plaza's net loss during the period is adjusted for the preferred distribution to the Company and distributions to the Company's partner in the joint venture. The income related to the Company's investment in Worldwide Plaza is included in other income (expenses) on the consolidated statements of operations and comprehensive loss.
The amounts reflected in the following tables (except for the Company’s share of equity and income) are based on the historical financial information of Worldwide Plaza. The Company does not record losses of the joint venture in excess of its investment balance unless the Company is liable for the obligations of the joint venture or is otherwise committed to provide financial support to the joint venture.

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

The condensed balance sheets as of March 31, 2014 and December 31, 2013 for Worldwide Plaza are as follows:

(In thousands)	March 31, 2014	December 31, 2013
Real estate assets, at cost	$696,426	$696,342
Less accumulated depreciation and amortization	(82,635)	(77,919)
Total real estate assets, net	613,791	618,423
Other assets	247,705	248,048
Total assets	$861,496	$866,471

Debt	$875,000	$875,000
Other liabilities	10,294	9,923
Total liabilities	885,294	884,923
Deficit	(23,798)	(18,452)
Total liabilities and deficit	$861,496	$866,471

Company's basis	$229,127	$234,774
The condensed statement of operations for the three months ended March 31, 2014 for Worldwide Plaza is as follows:

Three Months Ended
(In thousands)	March 31, 2014
Rental income	$27,655
Other revenue	1,215
Total revenue	28,870
Operating expenses:
Operating expense	11,513
Depreciation and amortization	6,368
Total operating expenses	17,881
Operating income	10,989
Interest expense	(9,882)
Net income	1,107
Company's preferred distribution	(3,851)
Joint venture partner distribution	(2,560)
Net loss to members	$(5,304)

Company's preferred distribution	$3,851
Company's share of net loss from Worldwide Plaza	(2,594)
Company's income from Worldwide Plaza	$1,257

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

Note 5 — Preferred Equity Investment
As of March 31, 2014 and December 31, 2013, the Company owned a preferred equity investment in an institutional quality office building located at 123 William Street in the Financial District of Downtown Manhattan. As of March 31, 2014, the preferred equity investment had a carrying amount of $30.0 million, a five-year term maturing in October 2018, a 0.75% origination fee, a 6.0% current pay rate, and a 2.0% accrual rate (the accrual rate will increase to 2.25% after year two, 2.75% after year three, and 3.25% after year four). The Company's preferred equity investment includes potential additional capital contributions not to exceed a total preferred equity investment of $40.0 million.
The preferred equity investment has a fixed return based on contributed capital, no participation in profits or losses of the real estate activities, and property foreclosure rights in the event of default. As such, the Company records returns earned in income from preferred equity investment and investment securities on the consolidated statements of operations. The Company assesses the investment for impairment on a periodic basis.
Note 6 — Investment Securities
As of March 31, 2014, the Company had investments in redeemable preferred stock, with a fair value of $1.2 million. These investments are considered available-for-sale securities and therefore increases or decreases in the fair value of these investments are recorded in accumulated other comprehensive income as a component of equity on the consolidated balance sheets unless the securities are considered to be other than temporarily impaired at which time the losses would be reclassified to expense.
The following table details the unrealized losses on investment securities as of March 31, 2014 and December 31, 2013:

(In thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2014	$1,288	$—	$(116)	$1,172
December 31, 2013	$1,288	$—	$(240)	$1,048
Unrealized losses as of March 31, 2014 were considered temporary and therefore no impairment was recorded during the three months ended March 31, 2014.
The Company's preferred stock investments are redeemable at the respective issuer's option after five years from issuance.
Note 7 — Credit Facility
On March 30, 2012, the Company entered into a senior unsecured revolving credit facility in the amount of $40.0 million. The credit facility generally bore interest at a floating rate equal to LIBOR plus 2.50%, subject to adjustment as set forth in the credit agreement, and included an unused commitment fee per annum of (a) 0.2% if the unused balance of the facility was equal to or less than 50% of the available facility and (b) 0.3% if the unused balance of the facility exceeded 50% of the available facility. The credit facility was superseded by the following facility described below.
On August 20, 2013, the Company entered into a $220.0 million credit facility, which provided for aggregate revolving loan borrowings of up to $110.0 million and aggregate term loan borrowings of up to $110.0 million. The credit facility contained an "accordion" feature to allow the Company, under certain circumstances, to increase the aggregate commitments under the credit facility to a maximum of $325.0 million. On December 23, 2013, the Company amended the credit facility to decrease the aggregate revolving loan borrowings to $50.0 million and increase the aggregate term loan borrowings to $340.0 million. The term loan component of the credit facility matures in August 2018 and the revolving loan component matures in August 2016.

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

The Company has the option, based upon its corporate leverage, its consolidated net worth and a minimum number of properties in the borrowing base, to have the credit facility priced at either: (a) LIBOR, plus an applicable margin that ranges from 1.50% to 2.75%; or (b) the Base Rate (as defined below), plus an applicable margin that ranges from 0.50% to 1.75%. Base Rate is defined in the credit facility as the greatest of (i) the fluctuating annual rate of interest announced from time to time by the lender as its “prime rate,” (ii) 0.50% above the federal funds effective rate and (iii) 1.00% above the applicable one-month LIBOR. The outstanding balance of the term loan component of the credit facility as of March 31, 2014 and December 31, 2013 was $305.0 million with a weighted average interest rate of 2.18% and 2.19%, respectively, a portion of which is fixed with an interest rate swap. The unused borrowing capacity, based on the value of the borrowing base properties as of March 31, 2014, was $85.0 million. Availability of borrowings is based on a pool of eligible unencumbered real estate assets.
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
The credit facility requires the Company to meet certain financial covenants, including the maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios) as well as the maintenance of a minimum net worth. As of March 31, 2014, the Company was in compliance with the debt covenants under the credit facility agreement. As described more fully in Note 18 - Subsequent Events, the credit facility commitments were subsequently increased to $705.0 million.
Note 8 — Mortgage Notes Payable
The Company's mortgage notes payable as of March 31, 2014 and December 31, 2013 consist of the following:

		Outstanding Loan Amount
Portfolio	Encumbered Properties	March 31, 2014	December 31, 2013	Effective Interest Rate		Interest Rate	Maturity
		(In thousands)	(In thousands)
Interior Design Building	1	$20,487	$20,582	4.4%		Fixed	Dec. 2021
Bleecker Street	3	21,300	21,300	4.3%		Fixed	Dec. 2015
Foot Locker	1	3,250	3,250	4.6%		Fixed	Jun. 2016
Regal Parking Garage	1	3,000	3,000	4.5%		Fixed	Jul. 2016
Duane Reade	1	8,400	8,400	3.6%		Fixed	Nov. 2016
Washington Street Portfolio	1	4,809	4,831	4.4%		Fixed	Dec. 2021
One Jackson Square	1	13,000	13,000	3.4%	(1)	Fixed	Dec. 2016
350 West 42nd Street	1	11,365	11,365	3.4%		Fixed	Aug. 2017
1100 Kings Highway	1	20,200	20,200	3.4%	(1)	Fixed	Aug. 2017
1623 Kings Highway	1	7,288	7,288	3.3%	(1)	Fixed	Nov. 2017
256 West 38th Street	1	24,500	24,500	3.1%	(1)	Fixed	Dec. 2017
229 West 36th Street	1	35,000	35,000	2.9%	(1)	Fixed	Dec. 2017
	14	$172,599	$172,716	3.6%	(2)
______________________

(1)	Fixed through an interest rate swap agreement.

(2)	Calculated on a weighted average basis for all mortgages outstanding as of March 31, 2014.

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

The following table summarizes the scheduled aggregate principal repayments subsequent to March 31, 2014:

(In thousands)	Future Minimum Principal Payments
April 1, 2014 - December 31, 2014	$357
2015	21,794
2016	28,167
2017	102,730
2018	4,573
Thereafter	14,978
Total	$172,599
Some of the Company's mortgage notes payable agreements require compliance with certain property-level financial covenants including debt service coverage ratios. As of March 31, 2014, the Company was in compliance with the financial covenants under its mortgage note agreements.
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of March 31, 2014 and December 31, 2013, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company's derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

The following table presents information about the Company's assets and liabilities (including derivatives that are presented net) measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013, aggregated by the level in the fair value hierarchy within which those instruments fall:

(In thousands)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
March 31, 2014
Interest rate swaps, net	$—	$(511)	$—	$(511)
Investment securities	$1,172	$—	$—	$1,172
December 31, 2013
Interest rate swaps, net	$—	$(385)	$—	$(385)
Investment securities	$1,048	$—	$—	$1,048
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets. There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the three months ended March 31, 2014.
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

		Carrying Amount at	Fair Value at	Carrying Amount at	Fair Value at
(In thousands)	Level	March 31, 2014	March 31, 2014	December 31, 2013	December 31, 2013
Mortgage notes payable	3	$172,599	$173,277	$172,716	$173,427
Credit facility	3	$305,000	$305,000	$305,000	$305,000
Preferred equity investment	3	$30,000	$30,000	$30,000	$30,000
The fair value of mortgage notes payable, the fixed-rate portions of term loans on the credit facility, and the preferred equity investment are estimated using a discounted cash flow analysis, based on the Advisor's experience with similar types of borrowing arrangements. Advances under the credit facility with interest rates which vary are considered to be reported at fair value.
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

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
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
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company's variable-rate debt. During the next 12 months, the Company estimates that an additional $2.1 million will be reclassified from other comprehensive income as an increase to interest expense.
As of March 31, 2014 and December 31, 2013, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk.

	March 31, 2014		December 31, 2013
Interest Rate Derivative	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Interest rate swaps	6	$179,988	6	$179,988
The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the consolidated balance sheets as of March 31, 2014 and December 31, 2013:

(In thousands)	Balance Sheet Location	March 31, 2014	December 31, 2013
Derivatives designated as hedging instruments:
Interest rate swaps	Derivative assets, at fair value	$429	$490
Interest rate swaps	Derivative liabilities, at fair value	$(940)	$(875)
Derivatives in Cash Flow Hedging Relationships
The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
(In thousands)	2014	2013
Amount of loss recognized in accumulated other comprehensive loss from interest rate derivatives (effective portion)	$(656)	$(35)
Amount of loss reclassified from accumulated other comprehensive loss into income as interest expense (effective portion)	$(530)	$(213)
Amount of income (loss) recognized in gain (loss) on derivative instruments (ineffective portion and amount excluded from effectiveness testing)	$—	$—

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

Offsetting Derivatives
The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company's derivatives as of March 31, 2014 and December 31, 2013. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the accompanying balance sheets.

				Gross Amounts Not Offset on the Balance Sheet
Derivatives (In thousands)	Gross Amounts of Recognized Assets	Gross Amounts of Recognized Liabilities	Net Amounts of Assets (Liabilities) presented on the Balance Sheet	Financial Instruments	Cash Collateral Posted	Net Amount
March 31, 2014	$429	$(940)	$(511)	$—	$—	$(511)
December 31, 2013	$490	$(875)	$(385)	$—	$—	$(385)
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
As of March 31, 2014, the fair value of derivatives in a net liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $1.1 million. As of March 31, 2014, the Company has not posted any collateral related to its agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at the aggregate termination value of $1.1 million at March 31, 2014.
Note 11 — Common Stock
As of March 31, 2014 and December 31, 2013, the Company had 175.6 million and 174.1 million shares of common stock outstanding, respectively, including unvested restricted stock, converted preferred shares and shares issued under the distribution reinvestment plan (the "DRIP").
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
On March 31, 2014, the Company provided notice to its stockholders that, pursuant to the terms of the DRIP, the board of directors approved an amendment to the DRIP that enables the Company to suspend the DRIP. Subsequently, the board of directors approved the suspension of the DRIP, effective March 31, 2014. The final issuance of shares of common stock pursuant to the DRIP in connection with the Company’s March 2014 distribution was paid in April 2014.
On March 31, 2014, the board of directors approved the termination of the Company’s Share Repurchase Program (“SRP”). The Company processed all of the requests received under the SRP in the first quarter of 2014 and will not process further requests.

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

The following table reflects the cumulative number of common shares repurchased as of December 31, 2013 and as of and for the three months ended March 31, 2014:

	Number of Requests	Number of Shares Repurchased	Average Price per Share
Cumulative repurchases as of December 31, 2013	35	279,594	$9.63
Three months ended March 31, 2014	1	5,000	10.00
Cumulative repurchases as of March 31, 2014 (1)	36	284,594	$9.63
__________________________

(1)
Includes one unfulfilled repurchase request consisting of 5,000 shares at a price per share of $10.00, which were approved for repurchase as of March 31, 2014 and paid in May 2014. This liability is included in accounts payable and accrued expenses on the Company's consolidated balance sheets.

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

(In thousands)	Future Minimum Base Rent Payments
April 1, 2014 - December 31, 2014	$2,540
2015	4,555
2016	4,991
2017	4,991
2018	5,175
Thereafter, 2019 - 2050	260,549
$282,801
Litigation
On October 15, 2013, RXR WWP Owner LLC (“RXR”) filed a lawsuit in the Supreme Court of the State of New York, New York County, against American Realty Capital Properties, Inc. and the Company (collectively, the “ARC Parties”) alleging that, under an agreement that RXR entered into with the co-defendant WWP Sponsor LLC dated May 30, 2013 (the “May 30 Agreement”), RXR was entitled to acquire a 48.9% equity interest in the indirect owner of Worldwide Plaza. RXR claimed that the ARC Parties are liable for breach of a confidentiality agreement, tortious interference with the May 30 Agreement and tortious interference with prospective business relations. RXR moved for a preliminary injunction barring the defendants from consummating the Worldwide Plaza transaction. On October 30, 2013, the Court denied RXR’s preliminary injunction motion, and the transaction was thereafter consummated. On November 21, 2013 RXR filed an amended complaint adding the ARC Parties as parties to a permanent injunction claim that was previously asserted solely against the ARC Parties’ co-defendants. The ARC Parties filed a motion to dismiss the amended complaint on December 11, 2013. The motion was fully briefed on February 28, 2014. The court has set a date of May 8, 2014 to hear oral arguments on the motion to dismiss. RXR seeks damages against the ARC Parties of no less than $200.0 million. The Company believes that such lawsuit is without merit, but the ultimate outcome of such matter cannot be predicted. While losses and legal expenses may be incurred, an estimate of the range of potential losses cannot be made, and no provisions for such losses have been recorded in the accompanying consolidated financial statements for the three months ended March 31, 2014. As of March 31, 2014, there were no other material legal proceedings pending or known to be contemplated against the Company.

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

Environmental Matters
In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. The Company maintains environmental insurance for its properties that provides coverage for potential environmental liabilities, subject to the policy's coverage conditions and limitations. The Company has not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the consolidated results of operations.
Note 13 — Related Party Transactions and Arrangements
New York Recovery Special Limited Partnership, LLC (the "SLP"), an entity controlled by the Sponsor, owned 20,000 shares of the Company's outstanding common stock as of March 31, 2014 and December 31, 2013.
Fees Paid in Connection with the IPO
The Dealer Manager and the Sponsor received fees and compensation in connection with the sale of the Company's common stock in the IPO. The Dealer Manager received a selling commission of up to 7.0% of gross offering proceeds before reallowance of commissions earned by participating broker-dealers. In addition, the Dealer Manager was permitted to re-allow a portion of its dealer manager fee to such participating broker-dealers, based on such factors as the volume of shares sold by respective participating broker-dealers and marketing support provided as compared to other participating broker-dealers. The following table details total selling commissions and dealer manager fees incurred and payable to the Dealer Manager related to the sale of common stock as of and for the periods presented:

	Three Months Ended		Payable as of
	March 31,		March 31,	December 31,
(In thousands)	2014	2013	2014	2013
Total commissions and fees incurred from Dealer Manager	$8	$7,160	$—	$857
 The Advisor and its affiliates received compensation and reimbursement for services provided in connection with the IPO. Effective March 1, 2013, the Company began utilizing transfer agent services provided by an affiliate of the Dealer Manager. All offering costs related to the IPO incurred by the Company, or its affiliated entities, on behalf of the Company were charged to additional paid-in capital on the accompanying consolidated balance sheets. The following table details offering costs reimbursements incurred and payable to the Advisor and Dealer Manager related to the IPO as of and for the periods presented:

	Three Months Ended		Payable as of
	March 31,		March 31,	December 31,
(In thousands)	2014	2013	2014	2013
Fees and expense reimbursements from the Advisor and Dealer Manager	$—	$696	$—	$416
Fees Paid in Connection With the Operations of the Company
The Advisor receives an acquisition fee of 1.0% of the contract purchase price of each acquired property and 1.0% of the amount advanced for a loan or other investment. Additionally, the Company reimburses the Advisor for expenses incurred for services provided by third parties and incurs acquisition expenses directly from third parties. The Company expects third-party acquisition expenses to be approximately 0.5% of the purchase price of each property and 0.5% of the amount advanced for a loan or other investment. In no event will the total of all acquisition fees, acquisition expenses and any financing coordination fees (as described below) payable with respect to the Company's portfolio of investments or reinvestments exceed 4.5% of the contract purchase price of the Company's portfolio to be measured at the close of the acquisition phase or 4.5% of the amount advanced for all loans or other investments. See Note 18 - Subsequent Events for changes to this arrangement.

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

The Company pays the Advisor an asset management fee equal to 0.75% per annum of the cost of the Company's assets (cost includes the purchase price, acquisition expenses, capital expenditures and other customarily capitalized costs, but excludes acquisition fees) plus costs and expenses incurred by the Advisor in providing asset management services; provided, however, that the asset management fee is reduced by any amounts payable to the Property Manager as an oversight fee, such that the aggregate of the asset management fee and the oversight fee does not exceed 0.75% per annum of the cost of the Company's assets plus costs and expenses incurred by the Advisor in providing asset management services. As payment for this arrangement, the Company issued (subject to periodic approval by the board of directors) to the Advisor performance-based restricted partnership units of the OP designated as "Class B units," which were intended to be profits interests and would vest, and no longer be subject to forfeiture, at such time as: (x) the value of the OP's assets plus all distributions made equals or exceeds the total amount of capital contributed by investors plus a 6.0% cumulative, pre-tax, non-compounded annual return thereon (the "economic hurdle"); (y) any one of the following occurs: (1) the termination of the advisory agreement by an affirmative vote of a majority of the Company's independent directors without cause; (2) a listing; or (3) another liquidity event; and (z) the Advisor is still providing advisory services to the Company (the "performance condition"). The value of issued Class B units was determined and expensed when the Company deemed the achievement of the performance condition was probable. As of April 15, 2014, in aggregate, the board of directors had approved the issuance of 1,188,667 Class B units to the Advisor in connection with this arrangement. As of March 31, 2014, the Company could not determine the probability of achieving the performance condition, as such, no expense was recognized in connection with this arrangement during the three months ended March 31, 2014. The performance condition related to these Class B units was satisfied upon completion of the Listing, which resulted in $11.5 million of expense on April 15, 2014. On April 15, 2014, the Class B units were converted to OP units on a one-to-one basis. The Advisor received distributions on unvested Class B units equal to the distribution rate received on the Company's common stock. Such distributions on issued Class B units are included in general and administrative expenses in the consolidated statement of operations and comprehensive loss.
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
If the Advisor provides services in connection with the origination or refinancing of any debt that the Company obtains and uses to acquire assets, or that is assumed, directly or indirectly, in connection with the acquisition of assets, the Company will pay the Advisor a financing coordination fee equal to 0.75% of the amount available or outstanding under such financing or such assumed debt. See Note 18 - Subsequent Events for changes to this arrangement.

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

Effective March 1, 2013, the Company entered into an agreement with the Dealer Manager to provide strategic advisory services and investment banking services required in the ordinary course of the Company's business, such as performing financial analysis, evaluating publicly traded comparable companies and assisting in developing a portfolio composition strategy, a capitalization structure to optimize future liquidity options and structuring operations. Strategic advisory fees were amortized over a six month period beginning in April 2013, the estimated remaining term of the IPO as of the date of the agreement. The Dealer Manager and its affiliates also provide transfer agency services, as well as transaction management and other professional services. These fees are also included in general and administrative expenses on the consolidated statements of operations and comprehensive loss during the period the service was provided.
The following table details amounts incurred, forgiven and contractually due in connection with the operations related services described above as of and for the periods presented:

	Three Months Ended March 31,				Payable as of
	2014		2013		March 31,	December 31,
(In thousands)	Incurred	Forgiven	Incurred	Forgiven	2014	2013
One-time fees and reimbursements:
Acquisition fees and related cost reimbursements	$—	$—	$1,687	$—	$—	$—
Financing coordination fees	—	—	450	—	—	—
Ongoing fees:
Transfer agent and other professional fees	586	—	—	—	242	—
Property management and leasing fees	—	374	—	186	—	—
Strategic advisory fees	—	—	151	—	—	—
Distributions on Class B units	88	—	28	—	—	—
Total related party operational fees and reimbursements	$674	$374	$2,316	$186	$242	$—
The Company will reimburse the Advisor's costs and expenses of providing services, subject to the limitation that it will not reimburse the Advisor for any amount by which the Company's total operating expenses (as defined in the Company's charter and advisory agreement) for the four preceding fiscal quarters exceeds the greater of (a) 2.0% of average invested assets and (b) 25.0% of net income other than any additions to reserves for depreciation, bad debt or other similar non cash reserves and excluding any gain from the sale of assets for that period.  Additionally, the Company will not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives a separate fee.  No reimbursement was incurred from the Advisor for providing administrative services for the three months ended March 31, 2014 or 2013.
In order to improve operating cash flows and the ability to pay distributions from operating cash flows, the Advisor agreed to waive certain fees including property management fees. Because the Advisor waived certain fees, cash flow from operations that would have been paid to the Advisor was available to pay distributions to stockholders.  The fees that were forgiven are not deferrals and accordingly, will not be paid to the Advisor in cash. Additionally, to improve the Company's working capital, the Advisor may elect to absorb a portion of the Company's expenses. The following table details property operating and general and administrative expenses absorbed by the Advisor during the three months ended March 31, 2014 and 2013. These costs are presented net in the accompanying consolidated statements of operations and comprehensive loss.

	Three Months Ended March 31,
(In thousands)	2014	2013
Property operating expenses absorbed	$—	$—
General and administrative expenses absorbed	—	350
Total expenses absorbed	$—	$350
The Company had no receivables from affiliates at March 31, 2014 and December 31, 2013 related to absorbed property operating and general and administrative expenses.

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

Fees Paid in Connection with the Liquidation or Listing of the Company's Real Estate Assets
In December 2013, the Company entered into a transaction management agreement with RCS Advisory Services, LLC, an entity owned by the Dealer Manager, to provide strategic alternatives transaction management services through the occurrence of a liquidity event and a-la-carte services thereafter. The Company agreed to pay $3.0 million pursuant to this agreement. For the three months ended March 31, 2014, the Company incurred $1.5 million of expenses pursuant to this agreement, including amounts for services provided in preparation for the Listing, and is included in deferred costs and in accounts payable and accrued expenses on the accompanying consolidated balance sheet. The Company incurred $1.5 million in fees pursuant to this arrangement during the year ended December 31, 2013 which were included in acquisition and transaction related costs in the consolidated statement of operations. Thus, the Company does not owe the Dealer Manager any more fees pursuant to this agreement.
In December 2013, the Company entered into an information agent and advisory services agreement with the Dealer Manager and American National Stock Transfer, LLC, an entity owned by the Dealer Manager, to provide in connection with a liquidity event, advisory services, educational services to external and internal wholesalers, communication support as well as proxy, tender offer or redemption and solicitation services. The Company agreed to pay $1.9 million pursuant to this agreement. For the three months ended March 31, 2014, the Company incurred $0.6 million of expenses pursuant to this agreement, which includes amounts for services provided in preparation for the Listing and Tender Offer (described in Note 18 - Subsequent Events), and is included in deferred costs and in accounts payable and accrued expenses on the accompanying consolidated balance sheet. The Company incurred $0.6 million in fees pursuant to this arrangement during the year ended December 31, 2013 which were included in acquisition and transaction related costs in the consolidated statement of operations. The Company incurred the remaining $0.7 million pursuant to this agreement in April 2014.
In December 2013, the Company entered into an agreement with RCS Capital, LLC, the investment banking and capital markets division of the Dealer Manager, for strategic and financial advice and assistance in connection with (i) a possible sale transaction involving the Company (ii) the possible listing of the Company’s securities on a national securities exchange, and (iii) a possible acquisition transaction involving the Company. The Dealer Manager will receive a transaction fee equal to 0.25% of the transaction value in connection with the possible sale transaction, listing or acquisition. No such fees were incurred or paid for the three months ended March 31, 2014. In April 2014, in connection with the Listing, the Company incurred and paid $6.9 million in connection with this agreement.
For substantial assistance in connection with the sale of properties, the Company will pay the Advisor a property disposition fee, not to exceed the lesser of 2.0% of the contract sale price of the property and 50% of the competitive real estate commission paid if a third party broker is also involved; provided, however that in no event may the property disposition fee paid to the Advisor when added to real estate commissions paid to unaffiliated third parties exceed the lesser of 6.0% of the contract sales price and a competitive real estate commission. For purposes of the foregoing, "competitive real estate commission" means a real estate brokerage commission for the purchase or sale of a property which is reasonable, customary and competitive in light of the size, type and location of the property. No such fees were incurred or paid for the three months ended March 31, 2014 and 2013.
In connection with the Listing, the Company, as the general partner of the OP, was required, subject to the terms of the Fourth Amended and Restated Limited Partnership Agreement, to cause the OP to redeem the SLP's interest in the OP by issuing a note equal to 15% of the amount, if any, by which (a) the average market value of the Company’s outstanding common stock for the period 180 days to 210 days after Listing, plus distributions paid by the Company prior to Listing, exceeds (b) the sum of the total amount of capital raised from stockholders during the Company’s prior offering and the amount of cash flow necessary to generate a 6% annual cumulative, non-compounded return to such stockholders. The note gives the SLP the right to receive distributions of net sales proceeds until the note is paid in full; provided that, the SLP has the right, but not the obligation to convert all, or a portion of the SLP interest into OP units. OP units are convertible into shares of the Company's common stock in accordance with the terms governing conversion of OP units into shares of common stock.
Upon termination of the advisory agreement, an affiliate of the Advisor shall be entitled to a subordinated termination fee payable in the form of a non-interest-bearing promissory note. In addition, the affiliate of the Advisor may elect to defer its right to receive a subordinated termination amount until either a listing or other liquidity event occurs. See Note 18 - Subsequent Events for changes to this arrangement.

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

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
Note 15 — Share-Based Compensation
Stock Option Plan
The Company has a stock option plan (the "Plan") which authorizes the grant of nonqualified stock options to the Company's independent directors, officers, advisors, consultants and other personnel, subject to the absolute discretion of the board of directors and the applicable limitations of the Plan. The exercise price for all stock options granted under the Plan will be fixed at $10.00 per share until the termination of the IPO, and thereafter the exercise price for stock options granted to the independent directors will be equal to the fair market value of a share on the last business day preceding the annual meeting of stockholders. Upon a change in control, unvested options will become fully vested and any performance conditions imposed with respect to the options will be deemed to be fully achieved.  A total of 0.5 million shares have been authorized and reserved for issuance under the Plan. As of March 31, 2014 and December 31, 2013, no stock options were issued under the Plan.
Restricted Share Plan
The Company has an employee and director incentive restricted share plan (the "RSP") that provides for the automatic grant of 3,000 restricted shares of common stock to each of the independent directors, without any further action by the Company's board of directors or the stockholders, on the date of initial election to the board of directors and on the date of each annual stockholder's meeting. Restricted stock issued to independent directors will vest over a five-year period following the first anniversary of the date of grant in increments of 20% per annum. The RSP provides the Company with the ability to grant awards of restricted shares to the Company's directors, officers and employees (if the Company ever has employees), employees of the Advisor and its affiliates, employees of entities that provide services to the Company, directors of the Advisor or of entities that provide services to the Company, certain consultants to the Company and the Advisor and its affiliates or to entities that provide services to the Company.  Prior to March 31, 2014, the total number of shares of common stock granted under the RSP could not exceed 5.0% of the Company's outstanding shares on a fully diluted basis at any time, and in any event could not exceed 7.5 million shares (as such number may be adjusted for stock splits, stock dividends, combinations and similar events).
On March 31, 2014, the Company adopted an amendment to the Company’s RSP to increase the number of shares of the Company capital stock, par value $0.01 per share, available for awards thereunder to 10% of the Company’s outstanding shares of capital stock on a fully diluted basis at any time. The amendment also eliminated the RSP limit of 7.5 million shares of capital stock.
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

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

The following table displays restricted share award activity during the three months ended March 31, 2014:

	Number of Restricted Shares	Weighted-Average Issue Price
Unvested, December 31, 2013	24,000	$9.33
Granted	—	—
Vested	—	—
Forfeited	—	—
Unvested, March 31, 2014	24,000	$9.33
The fair value of the restricted shares, based on the per share price in the IPO, is expensed over the vesting period of five years. Compensation expense related to restricted stock was approximately $16,000 and $12,000 for the three months ended March 31, 2014 and 2013, respectively.
As of March 31, 2014, the Company had $0.2 million of unrecognized compensation cost related to unvested restricted share awards granted under the Company’s RSP. This amount was expensed in April 2014, as unvested restricted stock vested in connection with the Listing.
Other Share-Based Compensation
The Company may issue common stock in lieu of cash to pay fees earned by the Company's directors at the respective director's election. There are no restrictions on the shares issued. The following table reflects the shares of common stock issued to directors in lieu of cash compensation:

	Three Months Ended March 31,
	2014	2013
Shares issued in lieu of cash	—	1,500
Value of shares issued in lieu of cash (in thousands)	$—	$13
Note 16 — Net Loss Per Share
The following is a summary of the basic and diluted net loss per share computations for the periods presented:

	Three Months Ended March 31,
(In thousands, except share and per share data)	2014	2013
Net loss attributable to stockholders	$(8,156)	$(2,794)
Weighted average shares outstanding, basic and diluted	175,068,005	23,217,358
Net loss per share attributable to stockholders, basic and diluted	$(0.05)	$(0.12)

Diluted net income (loss) per share assumes the conversion of all common share equivalents into an equivalent number of common shares, unless the effect is antidilutive.  The Company considers unvested restricted stock, units of limited partner interests in the OP ("OP units") and Class B units to be common share equivalents. The following common stock equivalents were excluded from diluted income (loss) per share computations as their effect would have been antidilutive for the three months ended March 31, 2014 and 2013:

	March 31,
	2014	2013
Unvested restricted stock	24,000	19,800
OP units	200	200
Class B units	799,332	116,179
Total anti-dilutive common share equivalents	823,532	136,179

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

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
In December 2010, an unrelated third party and a related party, American Realty Capital Operating Partnership, L.P., contributed $1.0 million and $12.0 million to acquire the Bleecker Street properties, respectively.  The Company had the sole voting rights and was the controlling member of the limited liability company that owns the Bleecker Street properties. The non-controlling members' aggregate initial investment balance of $13.0 million was reduced by the monthly distributions paid to each non-controlling member.  There were approximately $17,000 of distributions to non-controlling members during the three months ended March 31, 2013. The Company fully redeemed the related party's and third party's non-controlling interest in Bleecker Street in June 2012 and December 2013, respectively.
The Company is the controlling member of the limited liability company that owns the 163 Washington Avenue Apartments, acquired in September 2012. The Company has the sole voting rights under the operating agreement of this limited liability company. The non-controlling members' aggregate initial investment balance of $0.5 million will be reduced by the distributions paid to each non-controlling member. No distributions were paid during the three months ended March 31, 2014 and 2013.
Note 18 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Form 10-Q, and determined that there have not been any events that have occurred that would require adjustments to disclosures in the consolidated financial statements except for the following transactions:
Tender Offer
On April 15, 2014, the Company offered to purchase up to 23,255,814 shares of its common stock at a price of $10.75 per share (the “Tender Offer”). The Tender Offer closed on May 12, 2014, and based on the preliminary count by the paying agent and depository as of that date, the Company will accept for purchase 12,903,858 shares of its common stock validly tendered and not properly withdrawn prior to the expiration of the Tender Offer at a price of $10.75 per share, for an aggregate of approximately $138.7 million. The Company will fund the Tender Offer using cash on hand. As preliminary results for the Tender Offer were below the maximum amount offered for purchase, the Company will repay funds drawn on the Amended Facility in connection with the Tender Offer as described below.
Changes to Monthly Distributions
The board of directors authorized, and the Company declared, a modified annualized dividend of $0.46 per share per annum to replace the Company's $0.605 per share per annum dividend beginning with the April 2014 distribution. Beginning with the April 2014, such distributions will be paid to stockholders of record at the close of business on the 8th day of each month, payable on the 15th day of such month.
Universal Automatic Shelf Registration Statement
On April 18, 2014 the Company filed a universal automatic shelf registration statement that was automatically declared effective and achieved well-known seasoned issuer status.
Amendment to Advisory Agreement
On April 15, 2014, the Company entered into the Sixth Amended and Restated Advisory Agreement by and among the Company, the OP and the Advisor, which, among other things, (i) reduces the asset management fee from 0.75% per annum of average invested assets to 0.50% per annum of average invested assets up to $3.0 billion and 0.40% per annum of average invested assets above $3.0 billion; (ii) permits the asset management fee to be paid in the form of cash, OP units, and shares of restricted common stock of the Company, or a combination thereof, at the Advisor’s election; (iii) terminates the acquisition fee and financing coordination fee 180 days after Listing, except for fees with respect to properties under contract, letter of intent or under negotiation as of the termination date; and (iv) terminated the subordinated termination fee.

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

Contribution and Exchange Agreement
In connection with the Listing, the Advisor, as the holder of a class of common units of equity ownership of the OP, referred to as Class B Units, has the right to make a capital contribution to the OP in exchange for OP units. Pursuant to a Contribution and Exchange Agreement entered into between the Advisor and the OP dated April 15, 2014, the Advisor contributed $0.8 million in cash to the OP in exchange for 83,333 OP units of the OP.
Multi-Year Outperformance Plan Agreement
On April 15, 2014 (the "Effective Date") in connection with the Listing, the Company entered into a Multi-Year Outperformance Agreement (the “OPP”) with the OP and the Advisor. Under the OPP, the Advisor was issued 8,880,579 LTIP units in the OP with a maximum award value on the issuance date equal to 5.0% of the Company’s market capitalization (the “OPP Cap”). The LTIP units are structured as profits interest in the OP. The Advisor will be eligible to earn a number of LTIP units with a value equal to a portion of the OPP Cap upon the first, second and third anniversaries of the Effective Date based on the Company’s achievement of certain levels of total return to its stockholders (“Total Return”), including both share price appreciation and common stock distributions, as measured against a peer group of companies, as set forth below, for the three-year performance period commencing on the Effective Date (the “Three-year Period”); each 12-month period during the Three-Year Period (the “One-Year Periods”); and the initial 24-month period of the Three-Year Period (the “Two-Year Period”), as follows:

		Performance Period	Annual Period	Interim Period
Absolute Component: 4% of any excess Total Return attained above an absolute hurdle measured from the beginning of such period:		21%	7%	14%
Relative Component: 4% of any excess Total Return attained above the Total Return for the performance period of the Peer Group*, subject to a ratable sliding scale factor as follows based on achievement of cumulative Total Return measured from the beginning of such period:

•	100% will be earned if cumulative Total Return achieved is at least:	18%	6%	12%
•	50% will be earned if cumulative Total Return achieved is:	—%	—%	—%
•	0% will be earned if cumulative Total Return achieved is less than:	—%	—%	—%
•	a percentage from 50% to 100% calculated by linear interpolation will be earned if the cumulative Total Return achieved is between:	0% - 18%	0% - 6%	0%- 12%
______________________
*The “Peer Group” is comprised of the companies in the SNL US REIT Office Index.
The potential outperformance award is calculated at the end of each One-Year Period, the Two-Year Period and the Three-Year Period. The award earned for the Three-Year Period is based on the formula in the table above less any awards earned for the Two-Year Period and One-Year Periods, but not less than zero; the award earned for the Two-Year Period is based on the formula in the table above less any award earned for the first and second One-Year Period, but not less than zero. Any LTIP Units that are unearned at the end of the Performance Period will be forfeited.
Subject to the Advisor’s continued service through each vesting date, 1/3 of any earned LTIP units will vest on each of the third, fourth and fifth anniversaries of the Effective Date. Until such time as the LTIP Units are fully vested in accordance with the provisions of the OPP, the LTIP Units are entitled to distributions equal to 10% of the distributions made on OP units. After the LTIP Units are fully vested, they are entitled to a catch-up distribution and then the same distributions as the OP units. At the time the Advisor’s capital account with respect to the LTIP Units is economically equivalent to the average capital account balance of the OP units and has been earned and has been vested for 30 days, the applicable LTIP Units will automatically convert into OP units on a one-to-one basis.
The OPP provides for early calculation of LTIP Units earned and for the accelerated vesting of any earned LTIP Units in the event Advisor is terminated or in the event the Company incurs a change in control, in either case prior to the end of the Three-Year Period. The OPP also provides for accelerated vesting of earned LTIP Units in the event Advisor is terminated or in the event of a change in control of the Company on or following the end of the Three-Year Period.

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

Amendments to Unsecured Revolving Credit Facility
On April 14, 2014, the Company, through the OP, entered into an amendment to the credit facility ("Amended Facility"). The Amended Facility allows for total borrowings of up to $705.0 million with a $305.0 million term loan and a $400.0 million revolving loan. The Amended Facility contains an "accordion feature" to allow the Company, under certain circumstances, to increase the aggregate loan borrowings to up to $1.0 billion of total borrowings. The Amended Facility, among other things, (i) permits the issuance of a listing note to the SLP following the Listing, (ii) modifies the distribution covenant to account for the suspension of the Company’s DRIP; (iii) permits the issuance of LTIP Units to the Advisor and (iv) modifies certain other terms of the Amended Facility to allow the Company to make additional restricted payments, including in connection with the Company’s previously announced Tender Offer. On May 5, 2014, the Company borrowed $68.0 million under the Amended Facility in anticipation of full participation in the Tender Offer.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements of New York REIT, Inc. and the notes thereto. As used herein, the terms "we," "our" and "us" refer to New York REIT, Inc., a Maryland corporation, and, as required by context, to New York Recovery Operating Partnership, L.P., a Delaware limited partnership, which we refer to as the "OP," and to their subsidiaries. We are externally managed by New York Recovery Advisors, LLC (our "Advisor"), a Delaware limited liability company. Capitalized terms used herein but not otherwise defined shall have the meaning ascribed to those terms in "Part I  - Financial Information" included in the notes to consolidated financial statements and contained herein.
Forward-Looking Statements
Certain statements included in this Quarterly Report on Form 10-Q are forward-looking statements. Those statements include statements regarding the intent, belief or current expectations of New York REIT, Inc. (the "Company," "we," "our" or "us") and members of our management team, as well as the assumptions on which such statements are based, and generally are identified by the use of words such as "may," "will," "seeks," "anticipates," "believes," "estimates," "expects," "plans," "intends," "should" or similar expressions. Actual results may differ materially from those contemplated by such forward-looking statements. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, unless required by law.
The following are some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•
All of our executive officers are also officers, managers and/or holders of a direct or indirect interest in our Advisor and other American Realty Capital-affiliated entities; as a result, our executive officers, our Advisor and its affiliates face conflicts of interest, including significant conflicts created by our Advisor’s compensation arrangements with us and other investor entities advised by American Realty Capital affiliates, and conflicts in allocating time among these entities and us, which could negatively impact our operating results;

•
Because investment opportunities that are suitable for us may also be suitable for other American Realty Capital-advised programs or investors, our Advisor and its affiliates face conflicts of interest relating to the purchase of properties and other investments and such conflicts may not be resolved in our favor, meaning that we could invest in less attractive assets, which could reduce the investment return to our stockholders;

•	We depend on tenants for our revenue, and, accordingly, our revenue is dependent upon the success and economic viability of our tenants;

•	We may not be able to achieve our rental rate incentives and our expenses could be greater, which may impact our results of operations;

•	Increases in interest rates could increase the amount of our debt payments and limit our ability to pay distributions;

•
We may not generate cash flows sufficient to pay our distributions to stockholders, as such, we may be forced to borrow at higher rates or depend on our Advisor or our Property Manager, New York Recovery Properties, LLC, to waive reimbursement of certain expenses and fees to fund our operations;

•	We may be unable to pay or maintain cash distributions or increase distributions over time;

•	We are obligated to pay fees, which may be substantial, to our Advisor and its affiliates, including fees payable upon the sale of properties;

•	We are subject to risks associated with the significant dislocations and liquidity disruptions that recently existed or occurred in the credit markets of the United States;

•	We may fail to continue to qualify to be treated as a real estate investment trust for U.S. federal income tax purposes (“REIT”);

•	Our properties may be adversely affected by economic cycles and risks inherent to the New York metropolitan statistical area (“MSA”), especially New York City; and

•
Changes in general economic, business and political conditions, including the possibility of intensified international hostilities, acts of terrorism, and changes in conditions of United States or international lending, capital and financing markets.

Overview
We focus on acquiring and owning income-producing commercial real estate located in New York City, primarily office and retail properties in Manhattan. To add diversity to the portfolio, we may also acquire multifamily, industrial, hotel and other types of real properties as well as originate or acquire first mortgage loans, mezzanine loans, or preferred equity positions related to New York City real estate. We purchased our first property and commenced active operations in June 2010. As of March 31, 2014, we owned 23 properties and real estate-related assets.
In September 2010, we commenced our initial public offering (the "IPO") on a "reasonable best efforts" basis of up to 150.0 million shares of common stock at a price of $10.00 per share, subject to certain volume and other discounts. Our IPO closed in December 2013. We operated as a non-traded REIT through April 14, 2014. On April 15, 2014, we listed our common stock on the New York Stock Exchange ("NYSE") under the symbol "NYRT" (the "Listing").
 We were incorporated on October 6, 2009. We are a Maryland corporation that qualified as a REIT for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2010.  Substantially all of our business is conducted through the OP. We have no employees. Our Advisor manages our affairs on a day-to-day basis. The Property Manager serves as our property manager, unless services are performed by a third party for specific properties.  Realty Capital Securities, LLC (the "Dealer Manager") served as the dealer manager of our IPO and continues to provide various strategic investment banking services.  The Advisor and the Property Manager are indirect wholly owned entities of, and the Dealer Manager is under common ownership with, American Realty Capital III, LLC (our "Sponsor"), as a result of which, they are related parties and receive compensation, fees and expense reimbursements for services related to the investment and management of our assets.
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

We are required to make subjective assessments as to the useful lives of our properties for purposes of determining the amount of depreciation to record on an annual basis with respect to our investments in real estate. These assessments have a direct impact on our net income because if we were to shorten the expected useful lives of our investments in real estate, we would depreciate these investments over fewer years, resulting in more depreciation expense and lower net income on an annual basis. We are required to present the operations related to properties that have been sold or properties that are intended to be sold as discontinued operations in the statement of operations at fair value for all periods presented to the extent the disposal of a component represents a strategic shift that has or will have a major effect on our operations and financial results. Properties that are intended to be sold are to be designated as "held for sale" on the balance sheet.
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
Recently Issued Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board ("FASB") issued new accounting guidance clarifying the accounting and disclosure requirements for obligations resulting from joint and several liability arrangements for which the total amount under the arrangement is fixed at the reporting date. The new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2013. The adoption of this guidance did not have a material impact on our consolidated financial position, results of operations or cash flows.
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

In April 2014, the FASB amended the requirements for reporting discontinued operations. Under the revised guidance, in addition to other disclosure requirements, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results when the component or group of components meets the criteria to be classified as held for sale, disposed of by sale or other than by sale. We have adopted the provisions of this guidance effective January 1, 2014, and have applied the provisions prospectively. This adoption of this guidance did not have a material impact on our consolidated financial position, results of operations or cash flows.
Results of Operations
As of January 1, 2013, we owned 16 properties with an aggregate purchase price of $350.7 million. From January 1, 2013 through March 31, 2014, we have acquired seven properties and real-estate related assets (our "Acquisitions") with an aggregate purchase price of $1.8 billion. As of March 31, 2014, we owned 23 properties and real estate-related assets, which were 94.3% leased, with an aggregate purchase price of $2.1 billion. Accordingly, our results of operations for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013, reflect significant increases in most categories.
Comparison Three Months Ended March 31, 2014 to Three Months Ended March 31, 2013
Rental Income
Rental income increased $19.5 million to $27.2 million for the three months ended March 31, 2014, from $7.7 million for the three months ended March 31, 2013. The increase in rental income was primarily driven by our Acquisitions, which resulted in an increase in rental income of $19.8 million for the three months ended March 31, 2014, compared to the three months ended March 31, 2013. This was partially offset by a decline in rental income of $0.3 million due to the termination of our garage tenant at our 416 Washington Street property as a result of damage caused by Hurricane Sandy and lease expirations at 256 West 38th Street, which was partially offset by increased occupancy at 163 Washington Avenue Apartments.
Operating Expense Reimbursements and Other Revenue
Operating expense reimbursements and other revenue increased $5.7 million to $6.4 million for the three months ended March 31, 2014 from $0.7 million for three months ended March 31, 2013, primarily due to our Acquisitions. Pursuant to many of our lease agreements, tenants are required to pay their pro rata share of certain property operating expenses, in addition to base rent, whereas under certain other lease agreements, the tenants are directly responsible for all operating costs of the respective properties.
Property Operating Expenses
Property operating expenses increased $12.3 million to $14.0 million for the three months ended March 31, 2014, from $1.7 million for the three months ended March 31, 2013.  The increase in property operating expenses primarily related to real estate taxes, maintenance and insurance costs as well as hotel operations associated with our Acquisitions, which resulted in an increase of $11.9 million for the three months ended March 31, 2014. In addition, property operating expenses increased $0.4 million, primarily related to parking operations at our 416 Washington Street property and increased real estate taxes, utilities and maintenance expenses at 256 West 38th Street and 229 West 36th Street.
Operating Fees to Related Party
Our Property Manager is entitled to fees for the management of our properties.  Property management fees increase in direct correlation with gross revenues. Our Property Manager elected to waive these fees for the three months ended March 31, 2014 and 2013.  For the three months ended March 31, 2014 and 2013, we would have incurred property management fees of $0.4 million and $0.2 million, respectively, had these fees not been waived.
Acquisition and Transaction Related Expenses
Acquisition and transaction related expense of $0.1 million for the three months ended March 31, 2014 primarily related to miscellaneous acquisition and transaction-related expenses for services performed during the three months ended March 31, 2014. There were no properties and other real estate-related assets acquired during the three months ended March 31, 2014. Acquisition and transaction related expense of $2.8 million for the three months ended March 31, 2013 related to the purchase of one property with an aggregate base purchase price of $112.0 million.

General and Administrative Expenses
General and administrative expenses increased $1.2 million to $1.4 million for the three months ended March 31, 2014 from $0.2 million for the three months ended March 31, 2013. Professional fees increased by $0.8 million to support our larger real estate portfolio and number of stockholders. At the time the IPO ended in December 2013, we began to expense, as incurred, professional fees relating to stockholder services, because these costs no longer related to fulfilling subscriptions and offering costs. Additionally, there were no general and administrative expenses absorbed by the Advisor for the three months ended March 31, 2014, whereas $0.4 million in general and administrative expenses were absorbed by the Advisor during the three months ended March 31, 2013.
Depreciation and Amortization Expense
Depreciation and amortization expense increased $20.0 million to $24.3 million for the three months ended March 31, 2014, compared to $4.3 million for the three months ended March 31, 2013. The increase in depreciation and amortization expense related mainly our Acquisitions, which resulted in additional expense of $20.6 million. The increase was partially offset by a $0.6 million decrease in depreciation and amortization expense resulting from lower in-place lease assets and tenant improvements at 256 West 38th Street related to tenant lease expirations and early lease terminations.
Interest Expense
Interest expense increased $1.8 million to $3.9 million for the three months ended March 31, 2014 from $2.1 million for the three months ended March 31, 2013. Interest expense related to our credit facility increased by $1.8 million as a result of a higher average balance outstanding of $305.0 million during the three months ended March 31, 2014, compared to the $20.0 million during the three months ended March 31, 2013, as well as the associated increased amortization of deferred financing costs resulting from implementing our expanded credit facility.
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
Income from Unconsolidated Joint Venture
Income from unconsolidated joint venture was $1.3 million for the three months ended March 31, 2014, which represents our preferred distribution, net of our pro-rata share of the net loss of Worldwide Plaza, which we acquired in October 2013.
Income from Preferred Equity Investment and Investment Securities
Income from preferred equity investment and investment securities was $0.6 million for the three months ended March 31, 2014, which primarily represents income earned on our preferred equity investment in 123 William Street, acquired in October 2013, and our investments in redeemable preferred stock. We did not own any preferred equity investments or investment securities during the three months ended March 31, 2013.
Interest Income
Interest income of approximately $1,000 during the three months ended March 31, 2014 primarily represents the income earned on cash and cash equivalents held during the period.
Net Income and Loss Attributable to Non-Controlling Interests
The net loss (income) attributable to non-controlling interests during the three months ended March 31, 2014 and 2013 was approximately $(1,000) and $8,000, respectively, which represents the net loss (income) attributable to non-controlling interests for the period.
Cash Flows for the Three Months Ended March 31, 2014
For the three months ended March 31, 2014, net cash provided by operating activities was $4.6 million.  The level of cash flows used in or provided by operating activities is affected by the volume of acquisition activity, the timing of interest payments and the amount of borrowings outstanding during the period, as well as the receipt of scheduled rent payments and the level of property operating expenses. Cash flows provided by operating activities included a net loss adjusted for non-cash items, resulting in a cash inflow of $13.1 million (net loss of $8.2 million adjusted for depreciation and amortization of tangible and intangible real estate assets and other non-cash charges of $21.3 million). These cash inflows were partially offset by a decrease in accounts payable and accrued expenses of $4.3 million primarily due to fees paid to our Dealer Manager of $2.1 million for services rendered in 2013 related to exploring our liquidity event, payments relating to accrued tenant improvements, a decrease in deferred rent of $1.3 million, and an increase in prepaid expenses and other assets of $3.0 million primarily due to unbilled rent receivables recorded in accordance with accounting for rental income on a straight-line basis and other accounts receivable and accrued income.

Net cash provided by investing activities during the three months ended March 31, 2014 of $2.2 million primarily related to distributions from our unconsolidated joint venture in World Wide Plaza of $3.9 million. These cash inflows were partially offset by $1.4 million of capital expenditures and $0.3 million of additional investments in World Wide Plaza.
Net cash used in financing activities of $3.2 million during the three months ended March 31, 2014 related to distributions to stockholders of $11.8 million, payments related to offering costs of $1.4 million, increases to restricted cash of $0.6 million and payments on mortgage notes payable of $0.1 million. These outflows were partially offset by proceeds, net of receivables and repurchases, from the issuance of common stock of $10.8 million.
Cash Flows for the Three Months Ended March 31, 2013
For the three months ended March 31, 2013, net cash used in operating activities was $1.9 million.  The level of cash flows used in or provided by operating activities is affected by the volume of acquisition activity, the timing of interest payments and the amount of borrowings outstanding during the period, as well as the receipt of scheduled rent payments. Cash flows used in operating activities during the three months ended March 31, 2013 included $2.8 million of acquisition and transaction costs. Cash flows used in operating activities included a decrease in accounts payable and accrued expenses of $2.2 million mainly due to the payment of December 2012 acquisition and transaction related expenses and an increase in prepaid expenses and other assets of $1.9 million primarily due to unbilled rent receivables recorded in accordance with accounting for rental income on a straight-line basis. These cash outflows were partially offset by a net loss adjusted for non-cash items, resulting in a cash inflow of $1.8 million (net loss of $2.8 million adjusted for depreciation and amortization of tangible and intangible real estate assets and other non-cash charges of $4.6 million) as well as an increase in deferred rent of $0.3 million.
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
Non-GAAP Financial Measures
This section includes non-GAAP financial measures, including Funds from Operations, Adjusted Funds from Operations, Earnings before Interest, Taxes and Depreciation and Amortization, Net Operating Income and Cash Net Operating Income. A description of these non-GAAP measures and reconciliations to the most directly comparable GAAP measure, which is net income, is provided below.
Funds from Operations, Core Funds from Operations and Adjusted Funds from Operations
Due to certain unique operating characteristics of real estate companies, as discussed below, the National Association of Real Estate Investment Trusts, Inc. (“NAREIT”), an industry trade group, has promulgated a measure known as funds from operations (“FFO”), which we believe to be an appropriate supplemental measure to reflect the operating performance of a REIT. FFO is a supplemental performance measure but is not equivalent to our net income or loss as determined under GAAP.
We define FFO, a non-GAAP measure, consistent with the standards established by the White Paper on FFO approved by the Board of Governors of NAREIT, as revised in February 2004 (the “White Paper”). The White Paper defines FFO as net income or loss computed in accordance with GAAP, excluding gains or losses from sales of property but including asset impairment writedowns, plus depreciation and amortization, after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO. Our FFO calculation complies with NAREIT’s definition.
The historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, which implies that the value of a real estate asset diminishes predictably over time, especially if not adequately maintained or repaired and renovated as required by relevant circumstances or as requested or required by lessees for operational purposes in order to maintain the value disclosed. We believe that, because real estate values historically rise and fall with market conditions, including inflation, interest rates, the business cycle, unemployment and consumer spending, presentations of operating results for a REIT using historical accounting for depreciation and certain other items may be less informative. Historical accounting for real estate involves the use of GAAP. Any other method of accounting for real estate such as the fair value method cannot be construed to be any more accurate or relevant than the comparable methodologies of real estate valuation found in GAAP. Nevertheless, we believe that the use of FFO, which excludes the impact of real estate related depreciation and amortization, among other things, provides a more complete understanding of our performance to investors and to management, and when compared year over year, reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which may not be immediately apparent from net income. However, FFO, core funds from operations ("Core FFO") and adjusted funds from operations (“AFFO”), as described below, should not be construed to be more relevant or accurate than the current GAAP methodology in calculating net income or in its applicability in evaluating our operating performance. The method utilized to evaluate the value and performance of real estate under GAAP should be construed as a more relevant measure of operational performance and considered more prominently than the non-GAAP FFO, Core FFO and AFFO measures and the adjustments to GAAP in calculating FFO, Core FFO and AFFO. Other REITs may not define FFO in accordance with the current NAREIT definition (as we do) or may interpret the current NAREIT definition differently than we do and/or calculate Core FFO and/or AFFO differently than we do. Consequently, our presentation of FFO, Core FFO and AFFO may not be comparable to other similarly titled measures presented by other REITs.
We consider FFO, Core FFO and AFFO useful indicators of our performance. Because FFO calculations exclude such factors as depreciation and amortization of real estate assets and gains or losses from sales of operating real estate assets (which can vary among owners of identical assets in similar conditions based on historical cost accounting and useful-life estimates), FFO facilitates comparisons of operating performance between periods and between other REITs in our peer group.
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
Core FFO is FFO, excluding acquisition and transaction related costs as well as certain other costs that are considered to be non-recurring. The purchase of properties, and the corresponding expenses associated with that process, is a key operational feature of our business plan to generate operational income and cash flows in order to make distributions to investors. In evaluating investments in real estate, we differentiate the costs to acquire the investment from the operations derived from the investment. By excluding expensed acquisition costs, we believe Core FFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management's analysis of the investing and operating performance of our properties.
We exclude certain income or expense items from AFFO that we consider more reflective of investing activities, other non-cash income and expense items and the income and expense effects of other activities that are not a fundamental attribute of our business plan. These items include unrealized gains and losses, which may not ultimately be realized, such as gains or losses on derivative instruments, gains or losses on contingent valuation rights, gains and losses on investments and early extinguishment of debt. We also exclude distributions on Class B OP Units. In addition, by excluding non-cash income and expense items such as amortization of above and below market leases, amortization of deferred financing costs, straight-line rent and non-cash equity compensation from AFFO we believe we provide useful information regarding income and expense items which have no cash impact and do not provide liquidity to the company or require capital resources of the company. By providing AFFO, we believe we are presenting useful information that assists investors and analysts to better assess the sustainability of our ongoing operating performance without the impacts of transactions that are not related to the ongoing profitability of our portfolio of properties. We also believe that AFFO is a recognized measure of sustainable operating performance by the REIT industry. Further, we believe AFFO is useful in comparing the sustainability of our operating performance with the sustainability of the operating performance of other real estate companies that are not as involved in activities which are excluded from our calculation. Investors are cautioned that AFFO should only be used to assess the sustainability of our operating performance excluding these activities, as it excludes certain costs that have a negative effect on our operating performance during the periods in which these costs are incurred.
In calculating AFFO, we exclude expenses, which under GAAP are characterized as operating expenses in determining operating net income. These expenses are paid in cash by us, and therefore such funds will not be available to distribute to investors. All paid and accrued merger and acquisition fees and certain other expenses negatively impact our operating performance during the period in which expenses are incurred or properties are acquired will also have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property and certain other expenses. Therefore, AFFO may not be an accurate indicator of our operating performance, especially during periods in which mergers are being consummated or properties are being acquired or certain other expenses are being incurred. AFFO that excludes such costs and expenses would only be comparable to companies that did not have such activities. Further, under GAAP, certain contemplated non-cash fair value and other non-cash adjustments are considered operating non-cash adjustments to net income in determining cash flow from operating activities. In addition, we view fair value adjustments as items which are unrealized and may not ultimately be realized. We view both gains and losses from fair value adjustments as items which are not reflective of ongoing operations and are therefore typically adjusted for when assessing operating performance. Excluding income and expense items detailed above from our calculation of AFFO provides information consistent with management's analysis of the operating performance of the properties. Additionally, fair value adjustments, which are based on the impact of current market fluctuations and underlying assessments of general market conditions, but can also result from operational factors such as rental and occupancy rates, may not be directly related or attributable to our current operating performance. By excluding such changes that may reflect anticipated and unrealized gains or losses, we believe AFFO provides useful supplemental information.
As a result, we believe that the use of FFO, Core FFO and AFFO, together with the required GAAP presentations, provide a more complete understanding of our performance relative to our peers and a more informed and appropriate basis on which to make decisions involving operating, financing, and investing activities.
The table below reflects the items deducted from or added to net loss in our calculation of FFO, Core FFO and AFFO during the periods presented.  Items are presented net of non-controlling interest portions where applicable.

	Three Months Ended March 31,
(In thousands)	2014	2013
Net loss attributable to stockholders (in accordance with GAAP)	$(8,156)	$(2,794)
Depreciation and amortization attributable to stockholders	27,358	4,246
FFO	19,202	1,452
Acquisition fees and expenses	69	2,800
Core FFO	19,271	4,252
Amortization of above or accretion of below market intangibles, net	(2,454)	(70)
Losses from the extinguishment of debts	—	35
Deferred financing costs	726	375
Non-cash equity compensation	16	11
Distributions on Class B units	88	14
Straight-line rent	(2,990)	(1,373)
Second generation capital expenditures	(1,216)	(26)
AFFO	$13,441	$3,218
Earnings before Interest, Taxes and Depreciation and Amortization, Net Operating Income and Cash Net Operating Income.
Earnings before interest, taxes, depreciation and amortization adjusted for acquisition fees and expenses and including our pro-rata share from unconsolidated joint ventures ("Adjusted EBITDA") is an appropriate measure of our ability to incur and service debt. Adjusted EBITDA should not be considered as an alternative to cash flows from operating activities, as a measure of our liquidity or as an alternative to net income as an indicator of our operating activities. Other REITs may calculate Adjusted EBITDA differently and our calculation should not be compared to that of other REITs.
Net operating income ("NOI") is a non-GAAP financial measure equal to net income attributable to stockholders, the most directly comparable GAAP financial measure, less discontinued operations, interest, other income and income from preferred equity investments and investments securities, plus corporate general and administrative expense, acquisition and transaction costs, depreciation and amortization and interest expense. NOI is adjusted to include our pro-rata share of NOI from unconsolidated joint ventures. We use NOI internally as a performance measure and believe NOI provides useful information to investors regarding our financial condition and results of operations because it reflects only those income and expense items that are incurred at the property level. Therefore, we believe NOI is a useful measure for evaluating the operating performance of our real estate assets and to make decisions about resource allocations. Further, we believe NOI is useful to investors as a performance measure because, when compared across periods, NOI reflects the impact on operations from trends in occupancy rates, rental rates, operating costs and acquisition activity on an unleveraged basis, providing perspective not immediately apparent from net income. NOI excludes certain components from net income in order to provide results that are more closely related to a property's results of operations. For example, interest expense is not necessarily linked to the operating performance of a real estate asset and is often incurred at the corporate level as opposed to the property level. In addition, depreciation and amortization, because of historical cost accounting and useful life estimates, may distort operating performance at the property level. NOI presented by us may not be comparable to NOI reported by other REITs that define NOI differently. We believe that in order to facilitate a clear understanding of our operating results, NOI should be examined in conjunction with net income as presented in our consolidated financial statements. NOI should not be considered as an alternative to net income as an indication of our performance or to cash flows as a measure of our liquidity or ability to make distributions.
Cash NOI is NOI presented on a cash basis, which is NOI after eliminating the effects of straight-lining of rent and the amortization of above and below market leases.

The table below reflects the reconciliation of net loss to Adjusted EBITDA, NOI and Cash NOI for the three months ended March 31, 2014 and 2013.

	Three Months Ended March 31,
(In thousands)	2014	2013
Net loss attributable to stockholders (in accordance with GAAP)	$(8,156)	$(2,794)
Acquisition fees and expenses	69	2,800
Depreciation and amortization attributable to stockholders	24,254	4,286
Interest Expense	3,939	2,146
Proportionate share of adjustments related to non-controlling interests	(9)	(59)
Proportionate share of adjustments related to unconsolidated joint ventures	7,946	—
Adjusted EBITDA	28,043	6,379
Other income	(624)	—
General and administrative	1,361	160
NOI	28,780	6,539
Amortization of above or accretion of below market intangibles, net	(2,454)	(70)
Straight-line rent	(2,990)	(1,373)
Cash NOI	$23,336	$5,096
Liquidity and Capital Resources
As of March 31, 2014, we had cash and cash equivalents of $237.0 million. In the normal course of business, our principal demands for funds will continue to be for property acquisitions, either directly or through investment interests, for the payment of operating expenses, distributions to our investors, and for the payment of principal and interest on our outstanding indebtedness. Future sources of capital include proceeds from secured or unsecured financings from banks or other lenders, proceeds from offerings, including our universal shelf registration statement, proceeds from the sale of properties and undistributed funds from operations. Through future acquisitions and the stabilization of our current investment portfolio, we expect to increase the amount of cash flow generated from operating activities in future periods. Furthermore, we anticipate increased cash flow through future leasing activity and the contractual rent escalations included in a majority of our current leases during the primary term of the lease. Such increased cash flow will positively impact the amount of funds available for dividends. Our principal sources and uses of funds are further described below.
Principal Sources of Funds
Capital Markets
In September 2010, we commenced our IPO on a "reasonable best efforts" basis of up to 150.0 million shares of common stock at a price of $10.00 per share, subject to certain volume and other discounts. Our IPO closed in December 2013. We operated as a non-traded REIT through April 14, 2014. On April 15, 2014, we listed our common stock on the NYSE under the symbol "NYRT."
On April 18, 2014 we filed a universal automatic shelf registration statement that was automatically declared effective and achieved well-known seasoned issuer ("WKSI") status. We intend to maintain the WKSI universal automatic shelf registration statement.
Availability of Funds from Credit Facility
On August 20, 2013, we entered into a $220.0 million credit facility, which provides for aggregate revolving loan borrowings of up to $110.0 million and aggregate term loan borrowings of up to $110.0 million. The credit facility contained an "accordion" feature to allow us, under certain circumstances, to increase the aggregate commitments under the credit facility to a maximum of $325.0 million. On December 23, 2013, we amended the credit facility to decrease the aggregate revolving loan borrowings to $50.0 million and increase the aggregate term loan borrowings to $340.0 million. The term loan component of the credit facility matures in August 2018 and the revolving loan component matures in August 2016. As of March 31, 2014, the outstanding balance of the term loan component of the credit facility was $305.0 million with a weighted average interest rate of 2.2%. The unused borrowing capacity, based on the value of the borrowing base properties as of March 31, 2014, was $85.0 million. Availability of borrowings is based on a pool of eligible unencumbered real estate assets.

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
On April 14, 2014, we, through the OP, entered into an amendment to the credit facility ("Amended Facility"). The Amended Facility allows for total borrowings of up to $705.0 million with a $305.0 million term loan and a $400.0 million revolving loan which mature on August 20, 2018 and August 20, 2016, respectively. The Amended Facility contains an "accordion feature" to allow us, under certain circumstances, to increase the aggregate loan borrowings to up to $1.0 billion of total borrowings. On May 5, 2014, we borrowed $68.0 million under the Amended Facility in anticipation of full participation in the Tender Offer. As preliminary results for the Tender Offer were below the maximum amount offered for purchase, we will repay funds drawn on the Amended Facility in connection with the Tender Offer as described below.
In connection with our financings, our Advisor receives a financing coordination fee, which represents 0.75% of the amount available and/or outstanding under such financing, subject to certain limitations. (See Note 13 — Related Party Transactions and Arrangements). On April 15, 2014, we entered into the Sixth Amended and Restated Advisory Agreement by and among us, the OP and the Advisor (the "Amended Advisory Agreement"), which, among other things, terminates the financing coordination fee 180 days after Listing, except for fees with respect to financings under contract, letter of intent or under negotiation as of the termination date (See Note 18 - Subsequent Events).
Principal Use of Funds
Acquisitions
As of March 31, 2014, we owned 23 properties and real estate-related assets. Our total investment in properties as measured by aggregate purchase price was $2.1 billion. In connection with our acquisition of properties, our Advisor received an acquisition fee, which represented 1.0% of the contract purchase price of each acquired property (See Note 13 — Related Party Transactions and Arrangements). The Amended Advisory Agreement terminates the acquisition fee 180 days after Listing, except for fees with respect to properties under contract, letter of intent or under negotiation as of the termination date (See Note 18 - Subsequent Events).
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
Distributions
On September 22, 2010, our board of directors authorized, and we declared, a distribution rate equal to $0.605 per annum per share of common stock, commencing December 1, 2010.  The distributions are payable by the fifth day following each month end to stockholders of record at the close of business each day during the prior month at a rate of $0.00165753424 per day. The board of directors authorized, and we declared, a modified annualized dividend of $0.46 per share per annum to replace our $0.605 per share per annum dividend beginning with the April 2014 distribution. Beginning with the April 2014 distribution, such distributions will be paid to stockholders of record at the close of business on the 8th day of each month, payable on the 15th day of such month. Distribution payments are dependent on the availability of funds.  Our board of directors may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distribution payments are not assured.
On March 31, 2014, we provided notice to our stockholders that, pursuant to the terms of the the DRIP, the board of directors approved an amendment to the DRIP that enables us to suspend the DRIP. Subsequently, the board of directors approved the suspension of the DRIP, effective March 31, 2014. The final issuance of shares of common stock pursuant to the DRIP in connection with our March 2014 distribution was paid in April 2014.
During the three months ended March 31, 2014, distributions paid to common stockholders totaled $25.9 million inclusive of $14.1 million of distributions for which common stock was issued under the DRIP.  During the three months ended March 31, 2014, cash used to pay our distributions was primarily generated from cash flows provided by operations, issuances of common stock and common stock issued under the DRIP.  We have continued to pay distributions to our stockholders each month since our initial distribution payment in April 2010.  There is no assurance that we will continue to declare distributions at this rate.

The following table shows the sources for the payment of distributions to common stockholders for the period presented:

	Three Months Ended
	March 31, 2014
(In thousands)		Percentage of Distributions
Distributions(1):
Distribution paid in cash	$11,774
Distributions reinvested	14,084
Total distributions	$25,858
Source of distribution coverage:
Cash flows provided by operations	$4,565	17.6%
Common stock issued under the DRIP / offering proceeds	14,084	54.5%
Proceeds from issuance of common stock	7,209	27.9%
Proceeds from financings	—	—%
Total sources of distributions	$25,858	100.0%
Cash flows provided by operations (GAAP basis) (2)	$4,565
Net loss attributable to stockholders (in accordance with GAAP)	$(8,156)
__________________
(1) Excludes distributions related to unvested restricted shares and Class B units.
(2) Cash flows provided by operations for the three months ended March 31, 2014 include acquisition and transaction related expenses of $0.1 million.
The following table compares cumulative distributions paid to cumulative net loss (in accordance with GAAP) for the period from October 6, 2009 (date of inception) through March 31, 2014.

For the Period from October 6, 2009 (date of inception) to
(In thousands)	March 31, 2014
Distributions paid:
Preferred stockholders	$2,158
Common stockholders in cash	33,560
Common stockholders pursuant to DRIP / offering proceeds	36,613
Total distributions paid	$72,331

Reconciliation of net loss:
Revenues	$114,813
Acquisition and transaction-related expenses	(26,562)
Depreciation and amortization	(71,346)
Other operating expenses	(35,902)
Other non-operating expenses	(19,978)
Net income attributable to non-controlling interests	19
Net loss (in accordance with GAAP) (1)	$(38,956)
__________________________________

(1)	Net loss as defined by GAAP includes the non-cash impact of depreciation and amortization expense as well as acquisition and transaction related costs.

Share Repurchases
Our board of directors adopted a Share Repurchase Program (“SRP”) that enabled our stockholders to sell their shares to us under limited circumstances. At the time a stockholder requested a repurchase, we were permitted, subject to certain conditions, to repurchase the shares presented for repurchase for cash to the extent we had sufficient funds available to fund such purchase. On March 31, 2014, the board of directors approved the termination of our SRP. We processed all of the requests received under the SRP for the first quarter of 2014 and will not process any further requests. The following table reflects the cumulative number of shares repurchased as of December 31, 2013 and as of and for the three months ended March 31, 2014:

	Number of Requests	Number of Shares Repurchased	Average Price per Share
Cumulative repurchases as of December 31, 2013	35	279,594	$9.63
Three months ended March 31, 2014	1	5,000	10.00
Cumulative repurchases as of March 31, 2014 (1)	36	284,594	$9.63
__________________________

(1)
Includes one unfulfilled repurchase request consisting of 5,000 shares at a price per share of $10.00, which was approved for repurchase as of March 31, 2014 and paid in May 2014. This liability is included in accounts payable and accrued expenses on our consolidated balance sheets.

Listing and Tender Offer
On March 31, 2014, we announced our Tender Offer, which commenced on April 15, 2014. The Tender Offer closed on May 12, 2014, and based on the preliminary count by the paying agent and depository as of that date, we will accept for purchase 12,903,858 shares of our common stock validly tendered and not properly withdrawn prior to the expiration of the Tender Offer at a price of $10.75 per share, for an aggregate of approximately $138.7 million. We will fund the Tender Offer using cash on hand. As preliminary results for the Tender Offer were below the maximum amount offered for purchase, we will repay funds drawn on the Amended Facility (described above) in connection with the Tender Offer.
We entered into a transaction management agreement with RCS Advisory Services, LLC, an entity owned by the Dealer Manager, to provide strategic alternatives transaction management services through the occurrence of a liquidity event and a-la-carte services thereafter. We also entered into an information agent and advisory services agreement with the Dealer Manager and American National Stock Transfer, LLC, an entity owned by the Dealer Manager, to provide in connection with a liquidity event, advisory services, educational services to external and internal wholesalers, communication support as well as proxy, tender offer or redemption and solicitation services. Pursuant to these agreements and for services rendered, we paid these entities $4.9 million in 2014.
Additionally, the investment banking division of the Dealer Manager provided us with strategic and financial advice and assistance in connection with (i) a possible sale transaction involving us (ii) the possible listing of our securities on a national securities exchange, and (iii) a possible acquisition transaction involving us. Pursuant to these services, in April 2014 we paid the Dealer Manager an advisory fee of $6.9 million, which represented an amount equal to 0.25% of the transaction value of the Listing. We paid other fees related to the Listing to third parties, including a fee of $2.0 million.
Also, In connection with the Listing, we, as the general partner of the OP, were required, subject to the terms of the Fourth Amended and Restated Limited Partnership Agreement, to cause the OP to redeem the Special Limited Partner's (the "SLP") interest in the OP by issuing a note equal to 15% of the amount, if any, by which (a) the average market value of our outstanding common stock for the period 180 days to 210 days after Listing, plus distributions paid by us prior to Listing, exceeds (b) the sum of the total amount of capital raised from stockholders during our prior offering and the amount of cash flow necessary to generate a 6% annual cumulative, non-compounded return to such stockholders. The note gives the SLP the right to receive distributions of net sales proceeds until the note is paid in full; provided that, the SLP has the right, but not the obligation to convert all, or a portion of the SLP interest into OP units. OP units are convertible into shares of our common stock in accordance with the terms governing conversion of OP units into shares of common stock.
Loan Obligations
As of March 31, 2014, we had mortgage notes payable of $172.6 million. Our secured debt leverage ratio approximated 28.2% (total secured debt, including our pro-rata share of debt in our unconsolidated joint venture, divided by the base purchase price of acquired real estate investments) as of March 31, 2014.
The payment terms of our loan obligations require principal and interest amounts payable monthly with all unpaid principal and interest due at maturity. Our loan agreements stipulate that we comply with specific reporting covenants. As of March 31, 2014, we were in compliance with the debt covenants under our loan agreements.

Incurring mortgage debt increases the risk of loss since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property securing the loan that is in default and cause us to recognize taxable income on foreclosure for federal income tax purposes even though we do not receive any cash proceeds. In such event, we may be unable to pay the amount of distributions required in order to maintain our REIT status.
Contractual Obligations
The following table reflects contractual mortgage and credit facility obligations and minimum base rental cash payments due for leasehold interests over the next five years and thereafter as of March 31, 2014. These minimum base rental cash payments exclude contingent rent payments, as applicable, that may be payable based on provisions related to increases in annual rent based on exceeding certain economic indexes among other items. As of March 31, 2014, the outstanding mortgage notes payable and advances under our credit facility had a weighted average interest rate of 3.6% and 2.2%, respectively.

		April 1, 2014 - December 31, 2014	Years Ended December 31,
(In thousands)	Total		2015 — 2016	2017 — 2018	Thereafter
Principal on mortgage notes payable	$172,599	$357	$49,961	$107,303	$14,978
Interest on mortgage notes payable	21,360	4,618	11,153	4,558	1,031
Principal on credit facility	305,000	—	—	305,000	—
Interest on credit facility	29,218	5,019	13,322	10,877	—
Lease rental payments due	282,801	2,540	9,546	10,166	260,549
	$810,978	$12,534	$83,982	$437,904	$276,558
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
Inflation
Some of our leases with our tenants contain provisions designed to mitigate the adverse impact of inflation. These provisions generally increase rental rates during the terms of the leases either at fixed rates or indexed escalations (based on the Consumer Price Index or other measures). We may be adversely impacted by inflation on the leases that do not contain indexed escalation provisions. In addition, our net leases require the tenant to pay its allocable share of operating expenses, which may include common area maintenance costs, real estate taxes and insurance. This may reduce our exposure to increases in costs and operating expenses resulting from inflation.
Related-Party Transactions and Agreements
We have entered into agreements with affiliates of our Sponsor, under which we have paid or may in the future pay certain fees or reimbursements to our Advisor, its affiliates and entities under common ownership with our Advisor in connection with acquisition and financing activities, sales and maintenance of common stock, transfer agency services, asset and property management services and reimbursement of operating and offering related costs. See Note 13 — Related Party Transactions and Arrangements to our financial statements included in this report for a discussion of the various related party transactions, agreements and fees.
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
Off-Balance - Sheet Arrangements
We have no off-balance-sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.
The market risk associated with financial instruments and derivative financial instruments is the risk of loss from adverse changes in market prices or interest rates. Our long-term debt, which consists of secured financings and our credit facility, bears interest at fixed rates and variable rates. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. From time to time, we may enter into interest rate hedge contracts such as swaps, collars, and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. We do not hold or issue these derivative contracts for trading or speculative purposes. We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations.
As of March 31, 2014, our debt included fixed-rate secured mortgage notes payable and fixed-rate loans under our credit facility, with a carrying value of $252.6 million and a fair value of $253.3 million. Changes in market interest rates on our fixed-rate debt impact the fair value of the notes, but it has no impact on interest due on the notes. For instance, if interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our obligation to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed–rate debt assumes an immediate 100 basis point move in interest rates from their March 31, 2014 levels, with all other variables held constant.  A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt by $2.2 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt by $2.3 million.
At March 31, 2014 our debt included a variable-rate revolving credit facility with a carrying and fair value of $225.0 million. Interest rate volatility associated with this variable-rate credit facility affects interest expense incurred and cash flow. The sensitivity analysis related to our variable-rate debt assumes an immediate 100 basis point move in interest rates from their March 31, 2014 levels, with all other variables held constant. A 100 basis point increase or decrease in variable interest rates on our variable-rate credit facility would increase or decrease our interest expense by $2.3 million annually.
These amounts were determined by considering the impact of hypothetical interest rates changes on our borrowing costs, and assuming no other changes in our capital structure. As the information presented above includes only those exposures that existed as of March 31, 2014, it does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
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
No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
The information contained in “Note 12 — Commitments and Contingencies” of our notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q is incorporated by reference into this Item 1. Except as set forth therein, as of the end of the period covered by this Quarterly Report on Form 10-Q, we are not a party to, and none of our properties are subject to, any material pending legal proceedings.
Item 1A. Risk Factors.
There have been no material changes to the risk factors previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2013, as amended and supplemented from time to time.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sale of Unregistered Equity Securities
We did not sell any equity securities that were not registered under the Securities Act during the three months ended March 31, 2014.
Use of Proceeds from Sales of Registered Securities
In September 2010, we commenced our IPO on a "reasonable best efforts" basis of up to 150.0 million shares of common stock at a price of $10.00 per share, subject to certain volume and other discounts. Our IPO closed in December 2013. As of March 31, 2014, we had 175.6 million shares of common stock outstanding, including unvested restricted shares, converted Preferred Shares and shares issued under the DRIP. As of March 31, 2014, we had received common stock proceeds of $1.7 billion from the sale of 175.6 million shares of common stock, including DRIP and net of redemptions. We operated as a non-traded REIT through April 14, 2014. On April 15, 2014, we listed our common stock on the New York Stock Exchange under the symbol "NYRT."
On April 18, 2014 we filed a universal automatic shelf registration statement that was automatically declared effective and achieved well-known seasoned issuer status.
We used substantially all of the net proceeds from our IPO, net of cumulative offering costs of $174.9 million, to acquire income-producing commercial real estate in New York City, primarily acquiring and owning office and retail properties in Manhattan. As of March 31, 2014, we have used the net proceeds from our IPO, secured debt financing and credit facility to purchase 23 properties and real estate-related assets with an aggregate purchase price of $2.1 billion.
Issuer Purchases of Equity Securities
On March 31, 2014, the board of directors approved the termination of our SRP. We have processed all of the requests received under the SRP for the first quarter of 2014 and will not process further requests. The following table reflects the cumulative number of shares repurchased as of December 31, 2013 and as of and for the three months ended March 31, 2014:

	Number of Requests	Number of Shares Repurchased	Average Price per Share
Cumulative repurchase requests as of December 31, 2013	35	279,594	$9.63
Three months ended March 31, 2014	1	5,000	10.00
Cumulative repurchase requests as of March 31, 2014 (1)	36	284,594	$9.63
__________________________

(1)	Includes one unfulfilled repurchase request consisting of 5,000 shares at a price per share of $10.00, which were approved for repurchase as of March 31, 2014 and paid in May 2014.
On April 15, 2014, we commenced our Tender Offer. The Tender Offer closed on May 12, 2014, and based on the preliminary count by the paying agent and depository as of that date, we will accept for purchase 12,903,858 shares of our common stock validly tendered and not properly withdrawn prior to the expiration of the Tender Offer at a price of $10.75 per share, for an aggregate of approximately $138.7 million. We will fund the Tender Offer using cash on hand.
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

NEW YORK REIT, INC.
By:	/s/ Nicholas S. Schorsch
Nicholas S. Schorsch
Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

By:	/s/ Gregory W. Sullivan
Gregory W. Sullivan
Chief Operating Officer and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: May 13, 2014

EXHIBIT INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
3.1 (1)	Amendment and Restated Bylaws of New York REIT, Inc. dated April 15, 2014
4.1 (1)	Third Amended and Restated Agreement of Limited Partnership of New York Recovery Operating Partnership, L.P., dated April 15, 2014
10.6 (1)
Second Amended and Restated Credit Agreement, dated as of April 14, 2014 by and among New York Recovery Operating Partnership, L.P., as borrower, New York REIT, Inc. as the REIT and guarantor, the lenders party thereto and Capital One, National Association, as administrative agent

10.10 (1)	Sixth Amended and Restated Advisory Agreement by and among New York REIT, Inc., New York Recovery Operating Partnership, L.P. and New York Recovery Advisors, LLC dated as of April 15, 2014
10.11 (1)	First Amendment to the Distribution Reinvestment Plan of American Realty Capital New York Recovery REIT, Inc. dated as of March 31, 2014
10.12 (1)	First Amendment to Employee and Director Incentive Restricted Share Plan of American Realty Capital New York Recovery REIT, Inc. dated as of March 31, 2014
10.13 (2)	Second Amendment to Employee and Director Incentive Restricted Share Plan of American Realty Capital New York Recovery REIT, Inc. dated as of April 29, 2014.
10.14 (1)	2014 Advisor Multi-Year Outperformance Agreement by and among New York REIT, Inc., New York Recovery Operating Partnership, L.P. and New York Recovery Advisors, LLC made as of April 15, 2014
10.15 (1)	Contribution and Exchange Agreement dated as of April 15, 2014
10.16 (1)	Listing Note Agreement dated as of April 15, 2014
14 *	Amended and Restated Code of Business Conduct and Ethics
31.1 *	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 *	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32 *
Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 *
XBRL (eXtensible Business Reporting Language). The following materials from New York REIT, Inc.'s Quarterly Report on Form 10-Q for the three months ended March 31, 2014, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this information in furnished and not filed for purpose of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934

_____________________
* Filed herewith

(1) Filed as an exhibit to New York REIT, Inc.’s Current Report on Form 8-K filed with the SEC on April 15, 2014.
(2) Filed as an exhibit to New York REIT, Inc.'s Amendment No. 1 to Schedule TO filed with the SEC on May 5, 2014.