Form 10-Q
period 2014-06-30
New York REIT, Inc.
filed 2014-08-08
CIK 1474464

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of August 8, 2014, the registrant had 162,180,226 shares of common stock, $0.01 par value per share, outstanding.

NEW YORK REIT, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
NEW YORK REIT, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)

	June 30,	December 31,
	2014	2013
ASSETS	(Unaudited)
Real estate investments, at cost:
Land	$425,814	$425,814
Buildings, fixtures and improvements	990,451	989,145
Acquired intangible lease assets	127,004	127,846
Total real estate investments, at cost	1,543,269	1,542,805
Less accumulated depreciation and amortization	(81,326)	(41,183)
Total real estate investments, net	1,461,943	1,501,622
Cash and cash equivalents	50,616	233,377
Restricted cash	1,382	1,122
Investment securities, at fair value	4,376	1,048
Investments in unconsolidated joint ventures	228,834	234,774
Preferred equity investment	33,600	30,000
Derivatives, at fair value	132	490
Receivable for sale of common stock	—	11,127
Due from affiliate	1,041	—
Prepaid expenses and other assets	27,889	21,404
Deferred costs, net	18,555	13,341
Total assets	$1,828,368	$2,048,305
LIABILITIES AND EQUITY
Mortgage notes payable	$172,482	$172,716
Credit facility	305,000	305,000
Market lease intangibles, net	66,953	73,029
Derivatives, at fair value	39,777	875
Accounts payable and accrued expenses	25,882	30,703
Deferred rent and other liabilities	5,259	7,997
Dividends payable	—	8,726
Total liabilities	615,353	599,046
Preferred stock, $0.01 par value; 40,866,376 shares authorized, none issued and outstanding	—	—
Convertible preferred stock, $0.01 par value, 9,133,624 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 300,000,000 shares authorized, 162,180,226 and 174,120,408 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	1,620	1,741
Additional paid-in capital	1,399,480	1,533,698
Accumulated other comprehensive loss	(1,446)	(613)
Accumulated deficit	(200,524)	(86,008)
Total stockholders' equity	1,199,130	1,448,818
Non-controlling interests	13,885	441
Total equity	1,213,015	1,449,259
Total liabilities and equity	$1,828,368	$2,048,305

The accompanying notes are an integral part of these financial statements.

NEW YORK REIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Rental income	$26,104	$10,133	$53,275	$17,807
Operating expense reimbursements and other revenue	9,845	772	16,266	1,425
Total revenues	35,949	10,905	69,541	19,232
Operating expenses:
Property operating	14,079	2,448	28,084	4,185
Operating fees to affiliates	2,274	—	2,274	—
Acquisition and transaction related	11,577	(2,434)	11,646	366
Vesting of asset management fees	11,500	—	11,500	—
Fair value of listing promote	38,100	—	38,100	—
General and administrative	876	191	2,221	340
Equity-based compensation	1,882	13	1,898	24
Depreciation and amortization	23,463	5,986	47,717	10,272
Total operating expenses	103,751	6,204	143,440	15,187
Operating income (loss)	(67,802)	4,701	(73,899)	4,045
Other income (expenses):
Interest expense	(4,813)	(2,694)	(8,752)	(4,840)
Income from unconsolidated joint venture	4,189	—	5,446	—
Income from preferred equity investment, investment securities and interest income	677	1	1,301	1
Gain (loss) on derivative instruments	1	4	1	4
Total other income (expenses)	54	(2,689)	(2,004)	(4,835)
Net income (loss)	(67,748)	2,012	(75,903)	(790)
Net loss attributable to non-controlling interests	511	7	510	15
Net income (loss) attributable to stockholders	$(67,237)	$2,019	$(75,393)	$(775)

Other comprehensive income (loss):
Designated derivatives, fair value adjustment	(1,035)	1,955	(1,161)	2,133
Unrealized gain (loss) on investment securities	204	(9)	328	(9)
Comprehensive income (loss) attributable to stockholders	$(68,068)	$3,965	$(76,226)	$1,349

Basic net income (loss) per share attributable to stockholders	$(0.40)	$0.05	$(0.44)	$(0.02)
Diluted net income (loss) per share attributable to stockholders	$(0.40)	$0.04	$(0.44)	$(0.02)

The accompanying notes are an integral part of these financial statements.

NEW YORK REIT, INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
Six Months Ended June 30, 2014
(In thousands, except share data)
(Unaudited)

	Common Stock			Accumulated Other Comprehensive (Loss)
	Number of Shares	Par Value	Additional Paid-In Capital		Accumulated Deficit	Stockholders' Equity	Non- controlling Interests	Total Equity
Balance, December 31, 2013	174,120,408	$1,741	$1,533,698	$(613)	$(86,008)	$1,448,818	$441	$1,449,259
Issuances of common stock	18,908	—	184	—	—	184	—	184
Common stock offering costs, commissions and dealer manager fees	—	—	(51)	—	—	(51)	—	(51)
Common stock issued though distribution reinvestment plan	2,002,008	20	18,999	—	—	19,019	—	19,019
Common stock repurchases, inclusive of fees and expenses	(14,175,117)	(141)	(153,622)	—	—	(153,763)	—	(153,763)
Dividends declared	—	—	—	—	(39,123)	(39,123)	—	(39,123)
Contributions from non-controlling interest holders	—	—	—	—	—	—	750	750
Issuance of OP units to affiliates	—	—	—	—	—	—	11,500	11,500
Equity-based compensation	214,019	—	272	—	—	272	1,802	2,074
Distributions to non-controlling interest holders	—	—	—	—	—	—	(98)	(98)
Other comprehensive loss	—	—	—	(833)	—	(833)	—	(833)
Net loss	—	—	—	—	(75,393)	(75,393)	(510)	(75,903)
Balance, June 30, 2014	162,180,226	$1,620	$1,399,480	$(1,446)	$(200,524)	$1,199,130	$13,885	$1,213,015

The accompanying notes are an integral part of this financial statement.

NEW YORK REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net loss attributable to stockholders	$(75,393)	$(775)
Adjustments to reconcile net loss attributable to stockholders to net cash provided by operating activities:
Depreciation	37,432	7,519
Amortization of intangibles	10,285	2,753
Amortization of deferred financing costs	2,150	1,076
Accretion of market lease liabilities and amortization of above-market lease assets, net	(4,719)	(411)
Vesting of asset management fees	11,500	—
Equity-based compensation	2,074	47
Net loss attributable to non-controlling interests	(510)	(15)
Loss (gain) on fair value of the listing promote and other derivatives	38,099	(4)
Equity in income of unconsolidated joint ventures	(5,446)	—
Changes in assets and liabilities:
Prepaid expenses and other assets	(6,743)	(4,621)
Accounts payable and accrued expenses	(2,798)	(1,013)
Due from affiliated entities	(1,041)	—
Deferred rent and other liabilities	(2,738)	(44)
Net cash provided by operating activities	2,152	4,512
Cash flows from investing activities:
Investment in real estate and other assets	—	(51,157)
Additional investment in unconsolidated joint venture and preferred equity investment	(3,872)	—
Deposits for investments in real estate	—	(20,000)
Capital expenditures	(2,868)	(1,995)
Distributions from unconsolidated joint venture	5,177	—
Purchase of investment securities	(3,000)	(1,050)
Net cash used in investing activities	(4,563)	(74,202)
Cash flows from financing activities:
Payments on mortgage notes payable	(234)	(12,624)
Payments of deferred financing costs	(7,258)	(626)
Proceeds from issuance of common stock	11,311	379,177
Proceeds from issuance of operating partnership units	750	—
Repurchases of common stock, inclusive of fees and expenses	(154,269)	(1,330)
Payments of offering costs and fees related to stock issuances	(1,462)	(38,037)
Dividends paid	(28,830)	(4,219)
Due from affiliate	—	(275)
Distributions to non-controlling interest holders	(98)	(35)
Restricted cash	(260)	(103)
Net cash provided by (used in) financing activities	(180,350)	321,928
Net increase (decrease) in cash and cash equivalents	(182,761)	252,238
Cash and cash equivalents, beginning of period	233,377	5,354
Cash and cash equivalents, end of period	$50,616	$257,592

NEW YORK REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2014	2013
Supplemental disclosures:
Cash paid for interest	$6,630	$3,425
Non-cash investing and financing activities:
Mortgage notes payable used to acquire investments in real estate	$—	$60,000
Common stock issued through distribution reinvestment plan	19,019	3,941

The accompanying notes are an integral part of these financial statements.

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

Note 1 — Organization
New York REIT, Inc. (the "Company") focuses on acquiring and owning income-producing commercial real estate in New York City, primarily office and retail properties located in Manhattan. To add diversity to the portfolio, the Company may also acquire multifamily, industrial, hotel and other types of real properties as well as originate or acquire first mortgage loans, mezzanine loans, or preferred equity interests related to New York City real estate. The Company purchased its first property and commenced active operations in June 2010. As of June 30, 2014, the Company owned 23 properties and real estate-related assets.
In September 2010, the Company commenced its initial public offering (the "IPO") on a "reasonable best efforts" basis of up to 150.0 million shares of common stock at a price of $10.00 per share, subject to certain volume and other discounts. The Company's IPO closed in December 2013. The Company operated as a non-traded real estate investment trust ("REIT") through April 14, 2014. On April 15, 2014, the Company listed its common stock on the New York Stock Exchange ("NYSE") under the symbol "NYRT" (the "Listing"). Concurrent with the Listing, the Company offered to purchase up to 23.3 million shares of its common stock at a price of $10.75 per share (the “Tender Offer”). As a result of the Tender Offer, on May 12, 2014, the Company purchased 14.2 million shares of its common stock at a price of $10.75 per share, for an aggregate of $152.3 million, excluding fees and expenses relating to the Tender Offer and including fractional shares repurchased thereafter.
The Company, incorporated on October 6, 2009, is a Maryland corporation that qualified as a REIT for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2010.  Substantially all of the Company's business is conducted through New York Recovery Operating Partnership, L.P. (the "OP"), a Delaware limited partnership. The Company has no employees.  The Company has retained New York Recovery Advisors, LLC (the "Advisor") to manage its affairs on a day-to-day basis. New York Recovery Properties, LLC (the "Property Manager") serves as the Company's property manager, unless services are performed by a third party for specific properties.  Realty Capital Securities, LLC (the "Dealer Manager") served as the dealer manager of the IPO and continues to provide the Company with various services.  The Advisor and the Property Manager are indirect wholly owned entities of, and the Dealer Manager is under common control with the parent of the Company's sponsor, American Realty Capital III, LLC (the "Sponsor"), as a result of which, they are related parties and receive compensation, fees and expense reimbursements for services related to the investment and management of the Company's assets.
Note 2 — Summary of Significant Accounting Policies
The accompanying consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results for the entire year or any subsequent interim period.
These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of, and for the year ended December 31, 2013, which are included in the Company's Annual Report on Form 10-K filed with the SEC on February 28, 2014. There have been no significant changes to the Company's significant accounting policies during the six months ended June 30, 2014, other than the updates described below and the subsequent notes.
Listing Note
Concurrently with the Listing, the Company caused the OP to issue the Listing Note (see Note 9 - Subordinated Listing Distribution Derivative). The Listing Note value will be determined, in part, based on the average market value of the Company’s outstanding common stock for the period 180 days to 210 days after the Listing. Until the principal amount of the Listing Note is determined, the Listing Note is treated as a derivative and the Company estimates the contingent consideration using a valuation model and records the fair value of the Listing Note on the consolidated balance sheets. The initial fair value and subsequent changes in fair value are recorded in the consolidated statements of operations.

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

Multi-Year Outperformance Agreement
On April 15, 2014 (the "Effective Date"), in connection with the Listing, the Company entered into a Multi-Year Outperformance Agreement (the “OPP”) with the OP and the Advisor. See Note 16 - Share-Based Compensation.
Tender Offer
The Company recorded the excess of the cost of the tendered shares over its par value to additional paid-in capital.
Recent Accounting Pronouncements
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
In April 2014, the FASB amended the requirements for reporting discontinued operations. Under the revised guidance, in addition to other disclosure requirements, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results when the component or group of components meets the criteria to be classified as held for sale, disposed of by sale or other than by sale. The Company has adopted the provisions of this guidance effective January 1, 2014, and has applied the provisions prospectively. The adoption of this guidance did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.
In May 2014, the FASB issued revised guidance relating to revenue recognition. Under the revised guidance, an entity is required to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The revised guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is not permitted under GAAP. The revised guidance allows entities to apply the full retrospective or modified retrospective transition method upon adoption. The Company has not yet selected a transition method and is currently evaluating the impact of the new guidance.

Note 3 — Real Estate Investments
 The following table presents the allocation of the assets acquired and liabilities assumed during the six months ended June 30, 2013. There were no assets acquired and liabilities assumed during the six months ended June 30, 2014.

Six Months Ended
(Dollar amounts in thousands)	June 30, 2013
Real estate investments, at cost:
Land	$17,500
Buildings, fixtures and improvements	90,869
Total tangible assets	108,369
Acquired intangibles:
In-place leases	8,214
Above-market lease assets	1,593
Below-market lease liabilities	(6,176)
Total acquired intangibles	3,631
Total assets acquired, net	112,000
Mortgage notes payable used to acquire investments in real estate	(60,000)
Other liabilities assumed	(843)
Cash paid for acquired real estate investments and other assets	$51,157
Number of properties and other investments purchased	1

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

The following table presents future minimum base cash rental payments due to the Company, excluding future minimum base cash rental payments related to unconsolidated joint ventures, subsequent to June 30, 2014.  These amounts exclude contingent rental payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes among other items.

(In thousands)	Future Minimum Base Rent Payments
July 1, 2014 - December 31, 2014	$42,404
2015	88,689
2016	74,889
2017	72,163
2018	69,653
Thereafter	467,819
$815,617
The following table lists the tenants whose annualized rental income on a straight-line basis represented greater than 10% of total annualized rental income for all portfolio properties on a straight-line basis as of June 30, 2014 and 2013:

		June 30,
Property Portfolio	Tenant	2014	2013
Worldwide Plaza	Cravath, Swaine & Moore, LLP	18.3%	*
Worldwide Plaza	Nomura Holding America, Inc.	12.4%	*
229 West 36th Street	American Language Communication Center, Inc.	*	10.5%
_____________________
* Tenant's annualized rental income on a straight-line basis was not greater than 10% of total annualized rental income for all portfolio properties as of the period specified.
The termination, delinquency or non-renewal of any of the above tenants may have a material adverse effect on revenues. No other tenant represents more than 10% of annualized rental income as of June 30, 2014 and 2013.
Note 4 — Investment in Unconsolidated Joint Venture
On October 30, 2013, the Company purchased a 48.9% equity interest in WWP Holdings, LLC ("Worldwide Plaza") for a contract purchase price of $220.1 million. The purchase price reflected an agreed value for Worldwide Plaza of $1,325.0 million less $875.0 million of debt on the property. As of June 30, 2014, the Company's pro-rata portion of debt on Worldwide Plaza was $427.9 million. The debt on the property has a weighted average interest rate of 4.6% and matures in March 2023. The Company accounts for the investment in Worldwide Plaza using the equity method of accounting, because the Company exercises significant influence over, but does not control the entity. As of June 30, 2014, the carrying value of the Company's investment in Worldwide Plaza was $228.8 million.
Pursuant to the terms of the membership agreement governing the Company’s purchase of the 48.9% equity interest in Worldwide Plaza, the Company retains an option to purchase the balance of the equity interest in Worldwide Plaza beginning 38 months following the closing of the acquisition at an agreed value of $1.4 billion, subject to certain adjustments, including adjustments for certain loans that are outstanding at the time of any exercise and adjustments for the percentage equity interest being acquired.
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

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

During the three and six months ended June 30, 2014, the Company recorded $3.2 million and $6.5 million of depreciation and amortization expense, respectively, in the consolidated statements of operations and comprehensive income (loss) relating to the amortization of the basis difference. The basis difference related to the land will be recognized upon disposition of the Company's investment. During the three and six months ended June 30, 2014, the Company recorded $4.2 million and $5.4 million of income, respectively, related to its investment in Worldwide Plaza, which includes $3.9 million and $7.7 million of preferred distributions earned, respectively, net of the Company's pro-rata share of Worldwide Plaza's net loss during the same period. The income related to the Company's investment in Worldwide Plaza is included in other income (expenses) on the consolidated statements of operations and comprehensive income (loss).
The amounts reflected in the following tables (except for the Company’s share of equity and income) are based on the financial information of Worldwide Plaza. The Company does not record losses of the joint venture in excess of its investment balance unless the Company is liable for the obligations of the joint venture or is otherwise committed to provide financial support to the joint venture.
The condensed balance sheets as of June 30, 2014 and December 31, 2013 for Worldwide Plaza are as follows:

(In thousands)	June 30, 2014	December 31, 2013
Real estate assets, at cost	$697,643	$696,342
Less accumulated depreciation and amortization	(87,351)	(77,919)
Total real estate assets, net	610,292	618,423
Other assets	253,620	248,048
Total assets	$863,912	$866,471

Debt	$875,000	$875,000
Other liabilities	13,129	9,923
Total liabilities	888,129	884,923
Deficit	(24,217)	(18,452)
Total liabilities and deficit	$863,912	$866,471

Company's basis	$228,834	$234,774

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

The condensed statement of operations for the three and six months ended June 30, 2014 for Worldwide Plaza is as follows:

	Three Months Ended	Six Months Ended
(In thousands)	June 30, 2014	June 30, 2014
Rental income	$27,739	$55,394
Other revenue	1,229	2,444
Total revenue	28,968	57,838
Operating expenses:
Operating expense	10,779	22,292
Depreciation and amortization	6,260	12,628
Total operating expenses	17,039	34,920
Operating income	11,929	22,918
Interest expense	(9,992)	(19,874)
Net income	1,937	3,044
Company's preferred distribution	(1,334)	(7,745)
Net loss to members	$603	$(4,701)

Company's preferred distribution	$3,894	$7,745
Company's share of net loss from Worldwide Plaza	(957)	(2,299)
Reallocation of net loss to members	1,252	—
Company's income from Worldwide Plaza	$4,189	$5,446

Note 5 — Preferred Equity Investment
As of June 30, 2014 and December 31, 2013, the Company owned a preferred equity investment in an institutional quality office building located at 123 William Street in the Financial District of Downtown Manhattan. As of June 30, 2014, the preferred equity investment had a carrying amount of $33.6 million, a five-year term maturing in October 2018, a 0.75% origination fee, a 6.0% current pay rate, and a 2.0% accrual rate (the accrual rate will increase to 2.25% after year two, 2.75% after year three, and 3.25% after year four). The Company's preferred equity investment includes potential additional capital contributions not to exceed a total preferred equity investment of $40.0 million.
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
Note 6 — Investment Securities
As of June 30, 2014, the Company had investments in redeemable preferred stock and a real estate income fund, with a combined fair value of $4.4 million. The real estate income fund is managed by an affiliate of the Sponsor (see Note 14 — Related Party Transactions and Arrangements). These investments are considered available-for-sale securities and therefore increases or decreases in the fair value of these investments are recorded in accumulated other comprehensive income (loss) as a component of equity on the consolidated balance sheets unless the securities are considered to be other than temporarily impaired at which time the losses would be reclassified to expense.

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

The following table details the unrealized gains and losses on investment securities as of June 30, 2014 and December 31, 2013:

(In thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2014	$4,288	$125	$(37)	$4,376
December 31, 2013	$1,288	$—	$(240)	$1,048
Unrealized losses as of June 30, 2014 were considered temporary and therefore no impairment was recorded during the three and six months ended June 30, 2014.
The Company's preferred stock investments are redeemable at the respective issuer's option after five years from issuance.
Note 7 — Credit Facility
On March 30, 2012, the Company entered into a senior unsecured revolving credit facility with Capital One, National Association ("Capital One") in the amount of $40.0 million. On August 20, 2013, the Company entered into a $220.0 million credit facility with Capital One, which provided for aggregate revolving loan borrowings of up to $110.0 million and aggregate term loan borrowings of up to $110.0 million. The credit facility contained an "accordion" feature to allow the Company, under certain circumstances, to increase the aggregate commitments under the credit facility to a maximum of $325.0 million. On December 23, 2013, the Company amended the credit facility to decrease the aggregate revolving loan borrowings to $50.0 million and increase the aggregate term loan borrowings to $340.0 million.
On April 14, 2014, the Company entered into an amendment to the credit facility with Capital One ("Amended Facility"). The Amended Facility allows for total borrowings of up to $705.0 million with a $305.0 million term loan and a $400.0 million revolving loan. The term loan component of the Amended Facility matures in August 2018 and the revolving loan component matures in August 2016. The Amended Facility contains an "accordion feature" to allow the Company, under certain circumstances, to increase the aggregate loan borrowings to up to $1.0 billion of total borrowings.
The Company has the option, based upon its corporate leverage, to have the Amended Facility priced at either: (a) LIBOR, plus an applicable margin that ranges from 1.50% to 2.25%; or (b) the Base Rate plus an applicable margin that ranges from 0.50% to 1.25%. Base Rate is defined in the Amended Facility as the greatest of (i) the fluctuating annual rate of interest announced from time to time by the lender as its “prime rate,” (ii) 0.50% above the federal funds effective rate and (iii) 1.00% above the applicable one-month LIBOR. The outstanding balance of the term loan component of the Amended Facility as of June 30, 2014 and December 31, 2013 was $305.0 million, with a weighted average interest rate of 2.11% and 2.19%, respectively, a portion of which is fixed with an interest rate swap. The Amended Facility includes an unused commitment fee per annum of (a) 0.2% if the unused balance of the facility is equal to or less than 50% of the available facility and (b) 0.3% if the unused balance of the facility exceeds 50% of the available facility. The unused borrowing capacity, based on the value of the borrowing base properties as of June 30, 2014, was $107.3 million. Availability of borrowings is based on a pool of eligible unencumbered real estate assets.
The Amended Facility provides for monthly interest payments for each Base Rate loan and periodic payments for each LIBOR loan, based upon the applicable LIBOR loan period, with all principal outstanding being due on the maturity date. The Amended Facility may be prepaid at any time, in whole or in part, without premium or penalty. In the event of a default, the lenders have the right to terminate their obligations under the Amended Facility and to accelerate the payment on any unpaid principal amount of all outstanding loans.
The Amended Facility requires the Company to meet certain financial covenants, including the maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios) as well as the maintenance of a minimum net worth. As of June 30, 2014, the Company was in compliance with the debt covenants under the Amended Facility agreement.

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

Note 8 — Mortgage Notes Payable
The Company's mortgage notes payable as of June 30, 2014 and December 31, 2013 consist of the following:

		Outstanding Loan Amount
Portfolio	Encumbered Properties	June 30, 2014	December 31, 2013	Effective Interest Rate		Interest Rate	Maturity
		(In thousands)	(In thousands)
Interior Design Building	1	$20,392	$20,582	4.4%		Fixed	Dec. 2021
Bleecker Street	3	21,300	21,300	4.3%		Fixed	Dec. 2015
Foot Locker	1	3,250	3,250	4.6%		Fixed	Jun. 2016
Regal Parking Garage	1	3,000	3,000	4.5%		Fixed	Jul. 2016
Duane Reade	1	8,400	8,400	3.6%		Fixed	Nov. 2016
Washington Street Portfolio	1	4,787	4,831	4.4%		Fixed	Dec. 2021
One Jackson Square	1	13,000	13,000	3.4%	(1)	Fixed	Dec. 2016
350 West 42nd Street	1	11,365	11,365	3.4%		Fixed	Aug. 2017
1100 Kings Highway	1	20,200	20,200	3.4%	(1)	Fixed	Aug. 2017
1623 Kings Highway	1	7,288	7,288	3.3%	(1)	Fixed	Nov. 2017
256 West 38th Street	1	24,500	24,500	3.1%	(1)	Fixed	Dec. 2017
229 West 36th Street	1	35,000	35,000	2.9%	(1)	Fixed	Dec. 2017
	14	$172,482	$172,716	3.6%	(2)
______________________

(1)	Fixed through an interest rate swap agreement.

(2)	Calculated on a weighted average basis for all mortgages outstanding as of June 30, 2014.
The following table summarizes the scheduled aggregate principal repayments subsequent to June 30, 2014:

(In thousands)	Future Minimum Principal Payments
July 1, 2014 - December 31, 2014	$239
2015	21,794
2016	28,167
2017	102,730
2018	4,573
Thereafter	14,979
Total	$172,482
Some of the Company's mortgage notes payable agreements require compliance with certain property-level financial covenants including debt service coverage ratios. As of June 30, 2014, the Company was in compliance with the financial covenants under its mortgage note agreements.

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

Note 9 — Subordinated Listing Distribution Derivative
Upon occurrence of the Listing, the New York Recovery Special Limited Partnership, LLC (the "SLP") became entitled to begin receiving distributions of net sale proceeds pursuant to its special limited partner interest in the OP (the "SLP Interest") in an aggregate amount that is evidenced by the issuance of a note by the OP (the "Listing Note"). The Listing Note is equal to 15.0% of the amount, if any, by which (a) the average market value of the Company’s outstanding common stock for the period 180 days to 210 days after Listing, plus dividends paid by the Company prior to Listing, exceeds (b) the sum of the total amount of capital raised from stockholders during the Company’s prior offering and the amount of cash flow necessary to generate a 6.0% annual cumulative, non-compounded return to such stockholders. Concurrently with the Listing, the Company, as general partner of the OP, caused the OP to enter into the Listing Note Agreement dated April 15, 2014 by and between the OP and the SLP (the "Listing Note Agreement"), and caused the OP to issue the Listing Note. The Listing Note is evidence of the SLP's right to receive distributions of net sales proceeds from the sale of the Company's real estate and real estate-related assets up to an aggregate amount equal to the principal balance of the Listing Note. Pursuant to the terms of the Partnership Agreement, the SLP has the right, but not the obligation, to convert all or a portion of the SLP interest into OP units which are convertible into shares of the Company's common stock.
The principal amount of the Listing Note will be determinable based on the actual market value of the Company’s outstanding common stock for the period 180 days to 210 days after the Listing and therefore the principal amount of the Listing Note is not yet definitive. Until the amount of the Listing Note can be determined, the Listing Note is considered a derivative which is marked to fair value at each reporting date, with changes in the fair value recorded in the consolidated statements of operations and comprehensive income (loss). The Listing Note fair value as of June 30, 2014 was determined using a Monte Carlo simulation, which uses a combination of observable and unobservable inputs. As of June 30, 2014, the Listing Note had a fair value of $38.1 million. The final value of the Listing Note could differ materially from the current fair value. See Note 10 - Fair Value of Financial Instruments.
Note 10 — Fair Value of Financial Instruments
The Company determines fair value based on quoted prices when available or through the use of alternative approaches, such as discounting the expected cash flows using market interest rates commensurate with the credit quality and duration of the instrument. This alternative approach also reflects the contractual terms of the instrument, as applicable, including the period to maturity, and may use observable market-based inputs, including interest rate curves and implied volatilities, and unobservable inputs, such as expected volatility. The guidance defines three levels of inputs that may be used to measure fair value:
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
Although the Company has determined that the majority of the inputs used to value its interest rate swaps fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those interest rate swaps utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of June 30, 2014 and December 31, 2013, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its interest rate swap positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company's interest rate swaps. As a result, the Company has determined that its interest rate swap valuations in their entirety are classified in Level 2 of the fair value hierarchy.

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

The valuation of interest rate swaps is determined using a discounted cash flow analysis on the expected cash flows. This analysis reflects the contractual terms of the interest rate swaps, including the period to maturity, as well as observable market-based inputs, including interest rate curves and implied volatilities. In addition, credit valuation adjustments are incorporated into the fair values to account for the Company's potential nonperformance risk and the performance risk of the counterparties.
The valuation of the Listing Note is determined using a Monte Carlo simulation. This analysis reflects the known inputs of the valuation of the Listing Note, including the gross share proceeds received and the sum of dividends paid prior to the Listing, as well as observable market-based inputs, including interest rate curves, and unobservable inputs, such as expected volatility. As a result, the Company has determined that its Listing Note valuation in its entirety is classified in Level 3 of the fair value hierarchy.
The Company has investments in redeemable preferred stock and a real estate income fund that are traded in active markets and therefore, due to the availability of quoted market prices in active markets, classified these investments as Level 1 in the fair value hierarchy.
The following table presents information about the Company's assets and liabilities (including derivatives that are presented net) measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013, aggregated by the level in the fair value hierarchy within which those instruments fall:

(In thousands)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
June 30, 2014
Interest rate swaps, net	$—	$(1,545)	$—	$(1,545)
Investment securities	$4,376	$—	$—	$4,376
Listing Note	$—	$—	$(38,100)	$(38,100)
December 31, 2013
Interest rate swaps, net	$—	$(385)	$—	$(385)
Investment securities	$1,048	$—	$—	$1,048
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets. There were no transfers between levels of the fair value hierarchy during the six months ended June 30, 2014.
Level 3 valuations
The following is a reconciliation of the beginning and ending balance for the changes in the instrument with Level 3 inputs in the fair value hierarchy for the six months ended June 30, 2014:

(In thousands)	Listing Note
Beginning balance as of December 31, 2013	$—
Fair value at issuance	29,400
Fair value adjustment	8,700
Ending balance as of June 30, 2014	$38,100
The following table provides quantitative information about the significant Level 3 input used (in thousands):

Financial Instrument	Fair Value at June 30, 2014	Principal Valuation Technique	Unobservable Inputs	Input Value
Listing Note	$38,100	Monte Carlo Simulation	Expected volatility	29.3%
The following discussion provides a description of the impact on a fair value measurement of a change in each unobservable input in isolation. For the relationship described below, the inverse relationship would also generally apply.

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

Expected volatility is a measure of the variability in possible returns for an instrument, parameter or market index given how much the particular instrument, parameter or index changes in value over time. Generally, the higher the expected volatility of the underlying, the wider the range of potential future returns. An increase in expected volatility, in isolation, would generally result in an increase in the fair value measurement of an instrument.
Financial instruments not carried at fair value
The Company is required to disclose the fair value of financial instruments for which it is practicable to estimate the value. The fair value of short-term financial instruments such as cash and cash equivalents, restricted cash, prepaid expenses and other assets, due from affiliates, notes payable, accounts payable and dividends payable approximates their carrying value on the consolidated balance sheet due to their short-term nature. The fair values of the Company's financial instruments that are not reported at fair value on the consolidated balance sheet are reported below.

		Carrying Amount at	Fair Value at	Carrying Amount at	Fair Value at
(In thousands)	Level	June 30, 2014	June 30, 2014	December 31, 2013	December 31, 2013
Mortgage notes payable	3	$172,482	$173,403	$172,716	$173,427
Credit facility	3	$305,000	$305,000	$305,000	$305,000
Preferred equity investment	3	$33,600	$33,600	$30,000	$30,000
The fair value of mortgage notes payable, the fixed-rate portions of term loans on the credit facility, and the preferred equity investment are estimated using a discounted cash flow analysis, based on the Advisor's experience with similar types of borrowing arrangements. Advances under the credit facility with interest rates which vary are considered to be reported at fair value.
Note 11 — Interest Rate Derivatives and Hedging Activities
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

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

As of June 30, 2014 and December 31, 2013, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk.

	June 30, 2014		December 31, 2013
Interest Rate Derivative	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Interest rate swaps	6	$179,988	6	$179,988
The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the consolidated balance sheets as of June 30, 2014 and December 31, 2013:

(In thousands)	Balance Sheet Location	June 30, 2014	December 31, 2013
Derivatives designated as hedging instruments:
Interest rate swaps	Derivative assets, at fair value	$132	$490
Interest rate swaps	Derivative liabilities, at fair value	$(1,677)	$(875)
Derivatives in Cash Flow Hedging Relationships
The table below details the location in the financial statements of the income or loss recognized on interest rate derivatives designated as cash flow hedges for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2014	2013	2014	2013
Amount of income (loss) recognized in accumulated other comprehensive loss from interest rate derivatives (effective portion)	$(1,575)	$1,734	$(2,232)	$1,699
Amount of loss reclassified from accumulated other comprehensive loss into income as interest expense (effective portion)	$(540)	$(220)	$(1,071)	$(434)
Amount of income recognized in gain on derivative instruments (ineffective portion and amount excluded from effectiveness testing)	$—	$4	$—	$4
Offsetting Derivatives
The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company's derivatives as of June 30, 2014 and December 31, 2013. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the accompanying balance sheets.

				Gross Amounts Not Offset on the Balance Sheet
Derivatives (In thousands)	Gross Amounts of Recognized Assets	Gross Amounts of Recognized Liabilities	Net Amounts of Assets (Liabilities) presented on the Balance Sheet	Financial Instruments	Cash Collateral Posted	Net Amount
June 30, 2014	$132	$(1,677)	$(1,545)	$—	$—	$(1,545)
December 31, 2013	$490	$(875)	$(385)	$—	$—	$(385)
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

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

Credit-risk-related Contingent Features
The Company has agreements with its derivative counterparties that contain a provision whereby if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.
As of June 30, 2014, the fair value of derivatives in a net liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $1.8 million. As of June 30, 2014, the Company has not posted any collateral related to its agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at the aggregate termination value of $1.8 million at June 30, 2014.
Note 12 — Common Stock
The Company listed its common stock on the NYSE under the symbol "NYRT" on April 15, 2014. As of June 30, 2014 and December 31, 2013, the Company had 162.2 million and 174.1 million shares of common stock outstanding, respectively, including unvested restricted stock, converted preferred shares and shares issued under the distribution reinvestment plan (the "DRIP").
On April 15, 2014, the Company commenced the Tender Offer. The Tender Offer was completed on May 12, 2014 with the Company purchasing approximately 14.2 million shares of its common stock at a price of $10.75 per share, for an aggregate of $152.3 million, excluding fees and expenses relating to the Tender Offer and including fractional shares repurchased thereafter. The Company funded the Tender Offer using cash on hand.
On April 18, 2014, the Company filed a universal shelf registration statement that was declared effective. The Company intends to maintain the universal shelf registration statement to provide the Company flexibility in future capital raising activities.
In September 2010, the Company's board of directors authorized, and the Company declared, dividends at a dividend rate equal to $0.605 per annum per share of common stock, commencing December 1, 2010.  The dividends were paid by the fifth day following each month end to stockholders of record at the close of business each day during the prior month at a per share rate of 0.0016575342 per day. In April 2014, the Company's board of directors authorized, and the Company declared, dividends at an annualized rate equal to $0.46 per share per annum beginning with the April 2014 dividend. Beginning in April 2014, dividends are paid to stockholders of record on the close of business on the 8th day of each month, payable on the 15th day of such month. The Company's board of directors may reduce the amount of dividends paid or suspend dividend payments at any time and therefore dividend payments are not assured.
On March 31, 2014, the Company provided notice to its stockholders that, pursuant to the terms of the DRIP, the Company's board of directors approved an amendment to the DRIP that enables the Company to suspend the DRIP. Subsequently, the Company's board of directors approved the suspension of the DRIP, effective March 31, 2014. The final issuance of shares of common stock pursuant to the DRIP in connection with the Company’s March 2014 dividend was paid in April 2014.
On March 31, 2014, the Company's board of directors approved the termination of the Company’s Share Repurchase Program (“SRP”). The Company processed all of the requests received under the SRP in the first quarter of 2014 and will not process further requests.
The following table reflects the cumulative number of common shares repurchased as of December 31, 2013 and as of and for the six months ended June 30, 2014:

	Number of Requests	Number of Shares Repurchased	Average Price per Share
Cumulative repurchases as of December 31, 2013	35	279,594	$9.63
Six months ended June 30, 2014	1	5,000	10.00
Cumulative repurchases as of June 30, 2014	36	284,594	$9.63

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

Note 13 — Commitments and Contingencies
Future Minimum Lease Payments
The Company has entered into lease agreements related to certain acquisitions under leasehold interest arrangements. The following table reflects the minimum base rental cash payments due from the Company over the next five years and thereafter under these arrangements. These amounts exclude contingent rent payments, as applicable, that may be payable based on provisions related to increases in annual rent based on exceeding certain economic indexes among other items.

(In thousands)	Future Minimum Base Rent Payments
July 1, 2014 - December 31, 2014	$1,693
2015	4,555
2016	4,991
2017	4,991
2018	5,175
Thereafter, 2019 - 2050	260,549
$281,954
Litigation
On October 15, 2013, RXR WWP Owner LLC (“RXR”) filed a lawsuit in the Supreme Court of the State of New York, New York County, against American Realty Capital Properties, Inc. and the Company (collectively, the “ARC Parties”) alleging that, under an agreement that RXR entered into with the co-defendant WWP Sponsor LLC dated May 30, 2013 (the “May 30 Agreement”), RXR was entitled to acquire a 48.9% equity interest in the indirect owner of Worldwide Plaza. RXR claimed that the ARC Parties are liable for breach of a confidentiality agreement, tortious interference with the May 30 Agreement and tortious interference with prospective business relations. RXR moved for a preliminary injunction barring the defendants from consummating the Worldwide Plaza transaction. On October 30, 2013, the Court denied RXR’s preliminary injunction motion, and the transaction was thereafter consummated. On November 21, 2013 RXR filed an amended complaint adding the ARC Parties as parties to a permanent injunction claim that was previously asserted solely against the ARC Parties’ co-defendants. The ARC Parties filed a motion to dismiss the amended complaint on December 11, 2013. The motion was fully briefed on February 28, 2014. The court heard oral arguments on the motion to dismiss on May 8, 2014 and the Company is currently awaiting a ruling from the court. RXR seeks damages against the ARC Parties of no less than $200.0 million. The Company believes that such lawsuit is without merit, but the ultimate outcome of such matter cannot be predicted. While losses and legal expenses may be incurred, an estimate of the range of potential losses cannot be made, and no provisions for such losses have been recorded in the accompanying consolidated financial statements for the six months ended June 30, 2014. As of June 30, 2014, there were no other material legal proceedings pending or known to be contemplated against the Company.
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
Note 14 — Related Party Transactions and Arrangements
The SLP, an entity controlled by the Sponsor, owned 20,000 shares of the Company's outstanding common stock as of June 30, 2014 and December 31, 2013.
The Advisor, as the holder of Class B Units, had the right to make a capital contribution to the OP in exchange for OP units. Pursuant to a Contribution and Exchange Agreement entered into between the Advisor and the OP dated April 15, 2014, the Advisor contributed $0.8 million in cash to the OP in exchange for 83,333 OP units of the OP. See Note 18 - Non-controlling Interests.

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

During the six months ended June 30, 2014, the Company invested $3.0 million in a real estate income fund managed by an affiliate of the Sponsor (see Note 6 — Investment Securities). There is no obligation to purchase any additional shares and the shares can be sold at any time.
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

	Three Months Ended		Six Months Ended		Payable as of
	June 30,		June 30,		June 30,	December 31,
(In thousands)	2014	2013	2014	2013	2014	2013
Total commissions and fees incurred from Dealer Manager	$—	$30,208	$8	$37,368	$—	$857
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

	Three Months Ended		Six Months Ended		Payable as of
	June 30,		June 30,		June 30,	December 31,
(In thousands)	2014	2013	2014	2013	2014	2013
Fees and expense reimbursements from the Advisor and Dealer Manager	$—	$711	$—	$1,407	$—	$416
Fees Paid in Connection With the Operations of the Company
The Advisor receives an acquisition fee of 1.0% of the contract purchase price of each acquired property and 1.0% of the amount advanced for a loan or other investment. Additionally, the Company reimburses the Advisor for expenses incurred for services provided by third parties and incurs acquisition expenses directly from third parties. The Company expects third-party acquisition expenses to be approximately 0.5% of the purchase price of each property and 0.5% of the amount advanced for a loan or other investment. The total of all acquisition fees, acquisition expenses and any financing coordination fees (as described below) with respect to the Company's portfolio of investments or reinvestments did not exceed 4.5% of the contract purchase price of the Company's portfolio as measured at the close of the acquisition phase. On April 15, 2014, in conjunction with the Listing, the Company entered into the Sixth Amended and Restated Advisory Agreement (the "Amended Advisory Agreement") by and among the Company, the OP and the Advisor, which, among other things, terminates the acquisition fee 180 days after the Listing, or October 12, 2014 (the "Termination Date"), except for fees with respect to properties under contract, letter of intent or under negotiation as of the Termination Date.

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

Until the Listing, the Company paid the Advisor an asset management fee equal to 0.75% per annum of the cost of the Company's assets (cost includes the purchase price, acquisition expenses, capital expenditures and other customarily capitalized costs, but excludes acquisition fees) plus costs and expenses incurred by the Advisor in providing asset management services; provided, however, that the asset management fee was reduced by any amounts payable to the Property Manager as an oversight fee, such that the aggregate of the asset management fee and the oversight fee did not exceed 0.75% per annum of the cost of the Company's assets plus costs and expenses incurred by the Advisor in providing asset management services. As payment for this arrangement, the Company caused the OP to issue (subject to periodic approval by the board of directors) to the Advisor performance-based restricted partnership units of the OP designated as "Class B units," which were intended to be profits interests and would vest, and no longer be subject to forfeiture, at such time as: (x) the value of the OP's assets plus all dividends made equals or exceeds the total amount of capital contributed by investors plus a 6.0% cumulative, pre-tax, non-compounded annual return thereon (the "economic hurdle"); (y) any one of the following occurs: (1) the termination of the advisory agreement by an affirmative vote of a majority of the Company's independent directors without cause; (2) a listing; or (3) another liquidity event; and (z) the Advisor is still providing advisory services to the Company (the "performance condition"). The value of issued Class B units was determined and expensed when the Company deemed the achievement of the performance condition was probable, which occurred as of the Listing. As of April 15, 2014, in aggregate, the board of directors had approved the issuance of 1,188,667 Class B units to the Advisor in connection with this arrangement. The Advisor received dividends on unvested Class B units equal to the dividend rate received on the Company's common stock. Such dividends on issued Class B units are included in general and administrative expenses in the consolidated statement of operations and comprehensive income (loss). The performance condition related to these Class B units was satisfied upon completion of the Listing, which resulted in $11.5 million of expense on April 15, 2014, which is included in vesting of asset management fees expense in the consolidated statement of operations and comprehensive income (loss). On April 15, 2014, the Class B units were converted to OP units on a one-to-one basis.
In accordance with the Amended Advisory Agreement, the asset management fee was reduced from 0.75% per annum to 0.50% per annum of the cost of assets up to $3.0 billion and 0.40% per annum of the cost of assets above $3.0 billion. The Amended Advisory Agreement also permits the asset management fee to be paid in the form of cash, OP units, and shares of restricted common stock of the Company, or a combination thereof, at the Advisor’s election.
Unless the Company contracts with a third party, the Company pays the Property Manager a property management fee equal to: (i) for non-hotel properties, 4.0% of gross revenues from properties managed, plus market-based leasing commissions; and (ii) for hotel properties, a market-based fee based on a percentage of gross revenues.  The Company also reimburses the Property Manager for property-level expenses.  The Property Manager may subcontract the performance of its property management and leasing services duties to third parties and pay all or a portion of its property management fee to the third parties with whom it contracts for these services. If the Company contracts directly with third parties for such services, the Company will pay them customary market fees and pays the Property Manager an oversight fee equal to 1.0% of the gross revenues of the applicable property.
If the Advisor provides services in connection with the origination or refinancing of any debt that the Company obtains and uses to acquire assets, or that is assumed, directly or indirectly, in connection with the acquisition of assets, the Company pays the Advisor a financing coordination fee equal to 0.75% of the amount available or outstanding under such financing or such assumed debt. In accordance with the Amended Advisory Agreement, the financing coordination fee terminates on the Termination Date, except for fees with respect to properties under contract, letter of intent or under negotiation as of the Termination Date.

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

Effective March 1, 2013, the Company entered into an agreement with the Dealer Manager to provide strategic advisory services and investment banking services required in the ordinary course of the Company's business, such as performing financial analysis, evaluating publicly traded comparable companies and assisting in developing a portfolio composition strategy, a capitalization structure to optimize future liquidity options and structuring operations. Strategic advisory fees were amortized over a six month period beginning in April 2013, the estimated remaining term of the IPO as of the date of the agreement. The Dealer Manager and its affiliates also provide transfer agency services, as well as transaction management and other professional services. These fees are also included in general and administrative expenses on the consolidated statements of operations and comprehensive income (loss) during the period the service was provided.
The following table details amounts incurred, forgiven and contractually due in connection with the operations related services described above as of and for the periods presented:

	Three Months Ended June 30,				Six Months Ended June 30,				Payable as of
	2014		2013		2014		2013		June 30,	December 31,
(In thousands)	Incurred	Forgiven	Incurred	Forgiven	Incurred	Forgiven	Incurred	Forgiven	2014	2013
One-time fees and reimbursements:
Acquisition fees and related cost reimbursements(1)	$—	$—	$(2,512)	$—	$—	$—	$(825)	$—	$—	$—
Financing coordination fees	2,363	—	—	—	2,363	—	450	—	—	—
Ongoing fees:
Asset management fees (2)	2,274	—	—	—	2,274	—	—	—	2,274	—
Transfer agent and other professional fees	1,041	—	—	—	1,627	—	—	—	499	—
Property management and leasing fees	—	413	—	185	—	787	—	371	—	—
Strategic advisory fees	—	—	454	—	—	—	605	—	—	—
Dividends on Class B units	19	—	26	—	107	—	40	—	—	—
Total related party operational fees and reimbursements	$5,697	$413	$(2,032)	$185	$6,371	$787	$270	$371	$2,773	$—
___________________________________________

(1)	In June 2013, the Advisor elected to reimburse the Company $2.5 million for insourced acquisition expenses and legal reimbursements incurred.

(2)	Prior to the Listing, the Company caused the OP to issue the Advisor restricted performance based Class B units for asset management services, which vested as of the Listing.
The Company reimburses the Advisor's costs and expenses of providing services, subject to the limitation that it will not reimburse the Advisor for any amount by which the Company's total operating expenses (as defined in the Company's charter and advisory agreement) for the four preceding fiscal quarters exceeds the greater of (a) 2.0% of average invested assets and (b) 25.0% of net income other than any additions to reserves for depreciation, bad debt or other similar non cash reserves and excluding any gain from the sale of assets for that period.  Additionally, the Company will not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives a separate fee.  No reimbursement was incurred from the Advisor for providing administrative services for the three and six months ended June 30, 2014 or 2013.
In order to improve operating cash flows and the ability to pay dividends from operating cash flows, the Advisor agreed to waive certain fees including property management fees during the three and six months ended June 30, 2014 and 2013. Because the Advisor waived certain fees, cash flow from operations that would have been paid to the Advisor was available to pay dividends to stockholders.  The fees that were forgiven are not deferrals and accordingly, will not be paid to the Advisor in cash. Additionally, to improve the Company's working capital, the Advisor may elect to absorb a portion of the Company's expenses. The following table details property operating and general and administrative expenses absorbed by the Advisor during the three and six months ended June 30, 2014 and 2013. These costs are presented net in the accompanying consolidated statements of operations and comprehensive income (loss).

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2014	2013	2014	2013
Property operating expenses absorbed	$—	$—	$—	$—
General and administrative expenses absorbed	1,041	600	1,041	950
Total expenses absorbed	$1,041	$600	$1,041	$950

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

The Company had a receivable from affiliates of $1.0 million at June 30, 2014 related to absorbed general and administrative expenses. The Company had no such receivables from affiliates at December 31, 2013.
Fees Paid in Connection with the Liquidation or Listing of the Company's Real Estate Assets
In December 2013, the Company entered into a transaction management agreement with RCS Advisory Services, LLC, an entity owned by the Dealer Manager, to provide strategic alternatives transaction management services through the occurrence of a liquidity event and a-la-carte services thereafter. The Company agreed to pay $3.0 million pursuant to this agreement. For the three and six months ended June 30, 2014, the Company incurred $1.5 million of expenses pursuant to this agreement, including amounts for services provided in preparation for the Listing, and is included in acquisition and transaction related costs in the consolidated statement of operations. The Company incurred $1.5 million in fees pursuant to this arrangement during the year ended December 31, 2013 which were included in acquisition and transaction related costs in the consolidated statement of operations. Thus, the Company does not owe the Dealer Manager any more fees pursuant to this agreement.
In December 2013, the Company entered into an information agent and advisory services agreement with the Dealer Manager and American National Stock Transfer, LLC, an entity owned by the Dealer Manager, to provide in connection with a liquidity event, advisory services, educational services to external and internal wholesalers, communication support as well as proxy, tender offer or redemption and solicitation services. The Company agreed to pay $1.9 million pursuant to this agreement. For the three and six months ended June 30, 2014, the Company incurred $0.7 million and $1.3 million, respectively, of expenses pursuant to this agreement, which includes amounts for services provided in preparation for the Tender Offer, and is included in additional paid-in capital on the accompanying consolidated balance sheet. The Company incurred $0.6 million in fees pursuant to this arrangement during the year ended December 31, 2013 which were included in acquisition and transaction related costs in the consolidated statement of operations.
In December 2013, the Company entered into an agreement with RCS Capital, LLC, the investment banking and capital markets division of the Dealer Manager, for strategic and financial advice and assistance in connection with (i) a possible sale transaction involving the Company (ii) the possible listing of the Company’s securities on a national securities exchange, and (iii) a possible acquisition transaction involving the Company. The Dealer Manager received a transaction fee equal to 0.25% of the transaction value in connection with the possible sale transaction, listing or acquisition. In April 2014, in connection with the Listing, the Company incurred and paid $6.9 million in connection with this agreement.
During the three and six months ended June 30, 2014, the Company incurred $0.6 million of expenses with affiliated entities relating to general legal, marketing and sales services provided in connection with the Listing. These expenses are included in acquisition and transaction related costs in the consolidated statement of operations. During the three and six months ended June 30, 2014, the Company also incurred approximately $9,000 of expenses with affiliated entities relating to general legal services provided in connection with the Tender Offer. These expenses are included in additional paid-in capital on the accompanying consolidated balance sheets. As of June 30, 2014, there was $0.2 million in accounts payable and accrued expenses on the accompanying balance sheets relating to these Listing and Tender Offer expenses.
For substantial assistance in connection with the sale of properties, the Company will pay the Advisor a property disposition fee, not to exceed the lesser of 2.0% of the contract sale price of the property and 50% of the competitive real estate commission paid if a third party broker is also involved; provided, however that in no event may the property disposition fee paid to the Advisor when added to real estate commissions paid to unaffiliated third parties exceed the lesser of 6.0% of the contract sales price and a competitive real estate commission. For purposes of the foregoing, "competitive real estate commission" means a real estate brokerage commission for the purchase or sale of a property which is reasonable, customary and competitive in light of the size, type and location of the property. No such fees were incurred or paid for the three and six months ended June 30, 2014 and 2013.
In connection with the Listing, the OP entered into the Listing Note. See Note 9 - Subordinated Listing Distribution Derivative.
In connection with the Listing and the Amended Advisory Agreement, the Company terminated the subordinated termination fee that would be due to the Advisor in the event of termination of the advisory agreement.

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

Note 15 — Economic Dependency
Under various agreements, the Company has engaged or will engage the Advisor, its affiliates and entities under common control with the Advisor to provide certain services that are essential to the Company, including asset management services, supervision of the management and leasing of properties owned by the Company, asset acquisition and disposition decisions, the sale of shares of the Company's common stock available for issue, transfer agency services as well as other administrative responsibilities for the Company including accounting services, transaction management and investor relations.
As a result of these relationships, the Company is dependent upon the Advisor and its affiliates. In the event that these companies are unable to provide the Company with the respective services, the Company will be required to find alternative providers of these services.
Note 16 — Share-Based Compensation
Stock Option Plan
The Company has a stock option plan (the "Plan") which authorizes the grant of nonqualified stock options to the Company's independent directors, officers, advisors, consultants and other personnel, subject to the absolute discretion of the board of directors and the applicable limitations of the Plan. The exercise price for all stock options granted under the Plan was previously fixed at $10.00 per share until the termination of the IPO, and the current exercise price for stock options granted to the independent directors will be equal to the fair market value of a share on the last business day preceding the annual meeting of stockholders. Upon a change in control, unvested options will become fully vested and any performance conditions imposed with respect to the options will be deemed to be fully achieved.  A total of 0.5 million shares have been authorized and reserved for issuance under the Plan. As of June 30, 2014 and December 31, 2013, no stock options were issued under the Plan.
Restricted Share Plan
The Company's employee and director incentive restricted share plan ("RSP") provides the Company with the ability to grant awards of restricted shares to the Company's directors, officers and employees (if the Company ever has employees), employees of the Advisor and its affiliates, employees of entities that provide services to the Company, directors of the Advisor or of entities that provide services to the Company, certain consultants to the Company and the Advisor and its affiliates or to entities that provide services to the Company.
Prior to April 29, 2014, the RSP provided for the automatic grant of 3,000 restricted shares of common stock to each of the independent directors, without any further action by the Company's board of directors or the stockholders, on the date of initial election to the board of directors and on the date of each annual stockholder's meeting. Restricted stock issued to independent directors vested over a five-year period following the first anniversary of the date of grant in increments of 20% per annum. On April 29, 2014, the Company amended the RSP to, among other things, remove the fixed amount of shares that are automatically granted to the independent directors and remove the fixed vesting period of five years. Under the amended RSP, the annual amount granted to the independent directors is determined by the board of directors. Under the amended RSP, restricted share awards entitle the recipient to receive shares of common stock from the Company under terms that provide for vesting over a specified period of time or upon attainment of pre-established performance objectives. Such awards would typically be forfeited with respect to the unvested shares upon the termination of the recipient's employment or other relationship with the Company.
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
Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of restricted shares may receive cash dividends prior to the time that the restrictions on the restricted shares have lapsed. Any dividends payable in common shares shall be subject to the same restrictions as the underlying restricted shares.

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

The following table displays restricted share award activity during the six months ended June 30, 2014:

	Number of Restricted Shares	Weighted-Average Issue Price
Unvested, December 31, 2013	24,000	$9.33
Granted	214,019	9.11
Vested(1)	(24,000)	9.33
Forfeited	—	—
Unvested, June 30, 2014	214,019	$9.11
___________________________________________

(1)	Previously granted unvested restricted stock outstanding vested as of the Listing.
The fair value of the restricted shares, based on the per share price in the IPO or the per share closing price on the NYSE subsequent to the IPO, is expensed over the vesting period of three or five years. Compensation expense related to restricted stock was $0.3 million and approximately $12,000 for the three months ended June 30, 2014 and 2013, respectively. Compensation expense related to restricted stock was $0.3 million and approximately $24,000 for the six months ended June 30, 2014 and 2013, respectively.
As of June 30, 2014, the Company had $1.9 million of unrecognized compensation cost related to unvested restricted share awards granted under the Company’s RSP.

Multi-Year Outperformance Plan Agreement
On April 15, 2014 (the "Effective Date") in connection with the Listing, the Company entered into the OPP with the OP and the Advisor. Under the OPP, the Advisor was issued 8,880,579 long term incentive plan ("LTIP") units in the OP with a maximum award value on the issuance date equal to 5.0% of the Company’s market capitalization (the “OPP Cap”). The LTIP units are structured as profits interest in the OP.
The Advisor will be eligible to earn a number of LTIP units with a value equal to a portion of the OPP Cap upon the first, second and third anniversaries of the Effective Date based on the Company’s achievement of certain levels of total return to its stockholders (“Total Return”), including both share price appreciation and common stock dividends, as measured against a peer group of companies, as set forth below, for the three-year performance period commencing on the Effective Date (the “Three-year Period”); each 12-month period during the Three-Year Period (the “One-Year Periods”); and the initial 24-month period of the Three-Year Period (the “Two-Year Period”), as follows:

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
Relative Component: 4% of any excess Total Return attained above the Total Return for the performance period of the Peer Group*, subject to a ratable sliding scale factor as follows based on achievement of cumulative Total Return measured from the beginning of such period:

•	100% will be earned if cumulative Total Return achieved is at least:	18%	6%	12%
•	50% will be earned if cumulative Total Return achieved is:	—%	—%	—%
•	0% will be earned if cumulative Total Return achieved is less than:	—%	—%	—%
•	a percentage from 50% to 100% calculated by linear interpolation will be earned if the cumulative Total Return achieved is between:	0% - 18%	0% - 6%	0% - 12%
______________________
*The “Peer Group” is comprised of the companies in the SNL US REIT Office Index.

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

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
Subject to the Advisor’s continued service through each vesting date, one third of any earned LTIP units will vest on each of the third, fourth and fifth anniversaries of the Effective Date. Until such time as the LTIP Units are fully vested in accordance with the provisions of the OPP, the LTIP Units are entitled to dividends equal to 10% of the dividends made on OP units. After the LTIP Units are fully vested, they are entitled to a catch-up dividend and then the same dividends as the OP units. At the time the Advisor’s capital account with respect to the LTIP Units is economically equivalent to the average capital account balance of the OP units and has been earned and has been vested for 30 days, the applicable LTIP Units will automatically convert into OP units on a one-to-one basis. The OPP provides for early calculation of LTIP Units earned and for the accelerated vesting of any earned LTIP Units in the event Advisor is terminated or in the event the Company incurs a change in control, in either case prior to the end of the Three-Year Period.
The Company records equity based compensation expense associated with the awards over the requisite service period of five years. Equity-based compensation expense is adjusted each reporting period for changes in the estimated market-related performance. Compensation expense related to the OPP was $1.8 million for the three and six months ended June 30, 2014.
The valuation of the OPP is determined using a Monte Carlo simulation. This analysis reflects the contractual terms of the OPP, including the performance periods and total return hurdles, as well as observable market-based inputs, including interest rate curves, and unobservable inputs, such as expected volatility. As a result, the Company has determined that its OPP valuation in its entirety is classified in Level 3 of the fair value hierarchy.
The following table presents information about the Company's OPP, which is measured at fair value on a recurring basis as of June 30, 2014, aggregated by the level in the fair value hierarchy within which the instrument falls:

(In thousands)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
June 30, 2014
OPP	$—	$—	$(33,500)	$(33,500)
Level 3 valuations
The following is a reconciliation of the beginning and ending balance for the changes in instruments with Level 3 inputs in the fair value hierarchy for the six months ended June 30, 2014:

(In thousands)	OPP
Beginning balance as of December 31, 2013	$—
Fair value at issuance	31,500
Fair value adjustment	2,000
OPP amortization	(1,802)
Unamortized balance as of June 30, 2014	$31,698
The following table provides quantitative information about significant Level 3 input used:

Financial Instrument	Fair Value at June 30, 2014	Principal Valuation Technique	Unobservable Inputs	Input Value
	(In thousands)
OPP	$33,500	Monte Carlo Simulation	Expected volatility	34.0%
The following discussion provides a description of the impact on a fair value measurement of a change in each unobservable input in isolation. For the relationship described below, the inverse relationship would also generally apply.

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

Expected volatility is a measure of the variability in possible returns for an instrument, parameter or market index given how much the particular instrument, parameter or index changes in value over time. Generally, the higher the expected volatility of the underlying, the wider the range of potential future returns. An increase in expected volatility, in isolation, would generally result in an increase in the fair value measurement of an instrument.
Other Share-Based Compensation
The Company may issue common stock in lieu of cash to pay fees earned by the Company's directors at the respective director's election. There are no restrictions on the shares issued. The following table reflects the shares of common stock issued to directors in lieu of cash compensation:

	Six Months Ended June 30,
	2014	2013
Shares issued in lieu of cash	—	2,500
Value of shares issued in lieu of cash (in thousands)	$—	$23
Note 17 — Net Loss Per Share
The following is a summary of the basic and diluted net income (loss) per share computations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share and per share data)	2014	2013	2014	2013
Basic net income (loss) attributable to stockholders	$(67,237)	$2,019	$(75,393)	$(775)
Adjustments to net income (loss) attributable to stockholders for common share equivalents	—	(223)	—	—
Net income (loss) attributable to stockholders	$(67,237)	$1,796	$(75,393)	$(775)

Basic weighted average shares outstanding	168,972,601	41,982,278	172,003,465	32,651,655
Basic net income (loss) per share attributable to stockholders	$(0.40)	$0.05	$(0.44)	$(0.02)
Diluted weighted average shares outstanding	168,972,601	42,001,432	172,003,465	32,651,655
Diluted net income (loss) per share attributable to stockholders	$(0.40)	$0.04	$(0.44)	$(0.02)

Diluted net income (loss) per share assumes the conversion of all common share equivalents into an equivalent number of common shares, unless the effect is antidilutive.  The Company considers unvested restricted stock, OP units and Class B units to be common share equivalents. The Company had the following common share equivalents as of June 30, 2014 and 2013, which were excluded from the calculation of diluted loss per share attributable to stockholders as the effect would have been antidilutive:

	Six Months Ended June 30,
	2014	2013
Unvested restricted stock	214,019	25,800
OP units	1,272,200	200
Class B units	—	208,187
Total anti-dilutive common share equivalents	1,486,219	234,187

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

Note 18 — Non-Controlling Interests
The Company is the sole general partner of the OP and holds the majority of OP units. The Advisor, a limited partner, held 200 OP units as of December 31, 2013, which represented a nominal percentage of the aggregate OP ownership. On April 15, 2014, 1,188,667 Class B units that were previously issued to the Advisor for asset management fees were converted to OP units on a one-to-one basis. Additionally, the Advisor, as the holder of Class B Units, had the right to make a capital contribution to the OP in exchange for OP units. Pursuant to a Contribution and Exchange Agreement entered into between the Advisor and the OP dated April 15, 2014, the Advisor contributed $0.8 million in cash to the OP in exchange for 83,333 OP units of the OP. As of June 30, 2014, the Advisor held 1,272,200 OP units. There were $0.1 million of OP unit dividends to the Advisor during the three and six months ended June 30, 2014.
A holder of OP units has the right to convert OP units for the cash value of a corresponding number of shares of the Company's common stock or a corresponding number of shares of the Company's common stock, at the Company's election, in accordance with the limited partnership agreement of the OP. The remaining rights of the holders of OP units are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP's assets.
In December 2010, an unrelated third party and a related party, American Realty Capital Operating Partnership, L.P., contributed $1.0 million and $12.0 million to acquire the Bleecker Street properties, respectively.  The Company had the sole voting rights and was the controlling member of the limited liability company that owns the Bleecker Street properties. The non-controlling members' aggregate initial investment balance of $13.0 million was reduced by the monthly distributions paid to each non-controlling member.  There were approximately $35,000 of distributions to non-controlling members during the six months ended June 30, 2013. The Company fully redeemed the related party's and third party's non-controlling interest in Bleecker Street in June 2012 and December 2013, respectively.
The Company is the controlling member of the limited liability company that owns the 163 Washington Avenue Apartments, acquired in September 2012. The Company has the sole voting rights under the operating agreement of this limited liability company. The non-controlling members' aggregate initial investment balance of $0.5 million will be reduced by the distributions paid to each non-controlling member. No distributions were paid during the three and six months ended June 30, 2014.
Note 19 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Form 10-Q, and determined that there have not been any events that have occurred that would require adjustments to disclosures in the consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements of New York REIT, Inc. and the notes thereto. As used herein, the terms "we," "our" and "us" refer to New York REIT, Inc., a Maryland corporation, and, as required by context, to New York Recovery Operating Partnership, L.P., a Delaware limited partnership, which we refer to as the "OP," and to their subsidiaries. We are externally managed by New York Recovery Advisors, LLC (our "Advisor"), a Delaware limited liability company. Capitalized terms used herein but not otherwise defined have the meaning ascribed to those terms in "Part I  - Financial Information" included in the notes to consolidated financial statements and contained herein.
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
The following are some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•
All of our executive officers are also officers, managers or holders of a direct or indirect interest in our Advisor and other American Realty Capital-affiliated entities; as a result, our executive officers, our Advisor and its affiliates face conflicts of interest, including significant conflicts created by our Advisor’s compensation arrangements with us and other investor entities advised by American Realty Capital affiliates, and conflicts in allocating time among these entities and us, which could negatively impact our operating results;

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

•	We depend on tenants for our revenue, and, accordingly, our revenue is dependent upon the success and economic viability of our tenants;

•	We may not be able to achieve our rental rate objectives on new and renewal leases and our expenses could be greater, which may impact our results of operations;

•	Increases in interest rates could increase the amount of our debt payments and limit our ability to pay dividends;

•
We have not and may not generate cash flows sufficient to pay our dividends to stockholders, as such, we may be forced to borrow at higher rates or depend on our Advisor or our property manager, New York Recovery Properties, LLC (our "Property Manager"), to waive fees or reimbursement of certain expenses to fund our operations. There is no assurance these entities will waive such amounts;

•	We may be unable to pay or maintain cash dividends or increase dividends over time;

•	We are obligated to pay fees, which may be substantial, to our Advisor and its affiliates, including fees payable upon the sale of properties;

•	We are subject to risks associated with the significant dislocations and liquidity disruptions that recently existed or occurred in the credit markets of the United States;

•	We may fail to continue to qualify to be treated as a real estate investment trust for U.S. federal income tax purposes (“REIT”);

•	Our properties may be adversely affected by economic cycles and risks inherent to the New York metropolitan statistical area (“MSA”), especially New York City; and

•
Changes in general economic, business and political conditions, including the possibility of intensified international hostilities, acts of terrorism, and changes in conditions of United States or international lending, capital and financing markets.

Overview
We focus on acquiring and owning income-producing commercial real estate located in New York City, primarily office and retail properties located in Manhattan. To add diversity to the portfolio, we may also acquire multifamily, industrial, hotel and other types of real properties as well as originate or acquire first mortgage loans, mezzanine loans, or preferred equity interests related to New York City real estate. We purchased our first property and commenced active operations in June 2010. As of June 30, 2014, we owned 23 properties and real estate-related assets.
In September 2010, we commenced our initial public offering (the "IPO") on a "reasonable best efforts" basis of up to 150.0 million shares of common stock at a price of $10.00 per share, subject to certain volume and other discounts. Our IPO closed in December 2013. We operated as a non-traded REIT through April 14, 2014. On April 15, 2014, we listed our common stock on the New York Stock Exchange ("NYSE") under the symbol "NYRT" (the "Listing"). Concurrent with the Listing, we offered to purchase up to 23.3 million shares of our common stock at a price of $10.75 per share (the “Tender Offer”). As a result of the Tender Offer, on May 12, 2014, we purchased 14.2 million shares of our common stock at a price of $10.75 per share, for an aggregate of $152.3 million, excluding fees and expenses relating to the Tender Offer and including fractional shares repurchased thereafter.
 We were incorporated on October 6, 2009. We are a Maryland corporation that qualified as a REIT for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2010.  Substantially all of our business is conducted through the OP. We have no employees. Our Advisor manages our affairs on a day-to-day basis. The Property Manager serves as our property manager, unless services are performed by a third party for specific properties.  Realty Capital Securities, LLC (our "Dealer Manager") served as the dealer manager of our IPO and continues to provide various services.  The Advisor and the Property Manager are indirect wholly owned entities of, and the Dealer Manager is under common control with the parent of our sponsor, American Realty Capital III, LLC (our "Sponsor"), as a result of which, they are related parties and receive compensation, fees and expense reimbursements for services related to the investment and management of our assets.
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
Listing Note
Concurrently with the Listing, we, as the general partner of the OP, caused the OP, subject to the terms of the Fourth Amended and Restated Limited Partnership Agreement, to redeem the SLP's interest in the OP by issuing a note (the "Listing Note"). The Listing Note value will be determined, in part, based on the average market value of our outstanding common stock for the period 180 days to 210 days after the Listing. Until the principal amount of the Listing Note is determined, we estimate the contingent consideration and record the fair value of the Listing Note on the consolidated balance sheets. The initial fair value and subsequent changes in fair value are recorded in the consolidated statements of operations.
Multi-Year Outperformance Agreement
On April 15, 2014 (the "Effective Date"), in connection with the Listing, we entered into a Multi-Year Outperformance Agreement (the “OPP”) with the OP and the Advisor. The Company records equity based compensation expense associated with the awards over the requisite service period of five years. Equity-based compensation expense is adjusted each reporting period for changes in the estimated market-related performance.

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
In May 2014, the FASB issued revised guidance relating to revenue recognition. Under the revised guidance, an entity is required to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The revised guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is not permitted under GAAP. The revised guidance allows entities to apply the full retrospective or modified retrospective transition method upon adoption. We have not yet selected a transition method and are currently evaluating the impact of the new guidance.

Results of Operations
Comparison of Three Months Ended June 30, 2014 to Three Months Ended June 30, 2013
As of April 1, 2013, we owned 17 properties. From April 1, 2013 through June 30, 2014, we acquired six properties and real-estate related assets (our "Acquisitions"). As of June 30, 2014, we owned 23 properties and real estate-related assets, which were 93.6% leased. Accordingly, our results of operations for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013, reflect significant increases in most categories.
Rental Income
Rental income increased $16.0 million to $26.1 million for the three months ended June 30, 2014, from $10.1 million for the three months ended June 30, 2013. The increase in rental income was primarily driven by our Acquisitions, which resulted in an increase in rental income of $16.4 million for the three months ended June 30, 2014, compared to the three months ended June 30, 2013. This was partially offset by a decline in rental income of $0.4 million due to the termination of the garage tenant at our 416 Washington Street property as a result of damage caused by Hurricane Sandy and lease terminations at 218 West 18th Street. This decrease was partially offset by increased occupancy at our other properties. We began self managing the garage at 416 Washington Street in December 2013 through a third-party national operator. Accordingly, parking revenue from the garage is included in operating expense reimbursements and other revenue.
Operating Expense Reimbursements and Other Revenue
Operating expense reimbursements and other revenue increased $9.0 million to $9.8 million for the three months ended June 30, 2014 from $0.8 million for three months ended June 30, 2013, primarily due to our Acquisitions, including our hotel property. Pursuant to many of our lease agreements, tenants are required to pay their pro rata share of certain property operating expenses, in addition to base rent, whereas under certain other lease agreements, the tenants are directly responsible for all operating costs of the respective properties. The increase also related to parking revenue due to the switch to self managing the garage at 416 Washington Street in December 2013.
Property Operating Expenses
Property operating expenses increased $11.7 million to $14.1 million for the three months ended June 30, 2014, from $2.4 million for the three months ended June 30, 2013.  The increase in property operating expenses related primarily to real estate taxes, utilities, maintenance, ground rent and insurance costs as well as hotel operations associated with our Acquisitions.
Operating Fees to Affiliates
Operating fees to affiliates were $2.3 million for the three months ended June 30, 2014. Operating fees to affiliates represent asset management fees earned by the Advisor. Prior to the Listing, we issued the Advisor restricted performance based Class B units for asset management services, which vested as of the Listing. As such, there were no operating fees to affiliates for the three months ended June 30, 2013.

Our Property Manager is entitled to fees for the management of our properties. Property management fees increase in direct correlation with gross revenues. Our Property Manager elected to waive these fees for the three months ended June 30, 2014 and 2013.  For the three months ended June 30, 2014 and 2013, we would have incurred property management fees of $0.4 million and $0.2 million, respectively, had these fees not been waived.
Acquisition and Transaction Related Expenses
Acquisition and transaction related expenses were $11.6 million for the three months ended June 30, 2014, primarily relating to the Listing. These fees and expenses mainly consist of $8.9 million related to investment banking, advisory and other services provided by affiliated entities, including RCS Advisory Services, LLC, an entity owned by the Dealer Manager, and RCS Capital, LLC, the investment banking and capital markets division of the Dealer Manager, and $2.7 million relating to other third party fees and expenses in connection with the Listing. During the three months ended June 30, 2013, we incurred $(2.4) million of acquisition and transaction related expenses, primarily related to the reimbursement from the Advisor of $2.5 million of insourced acquisition expenses and legal reimbursements that had been paid on previous acquisitions.
Vesting of Asset Management Fees
Vesting of asset management fees expense was $11.5 million for the three months ended June 30, 2014, relating to the vesting of Class B units previously issued to the Advisor for prior asset management services. The performance condition related to these Class B units was satisfied upon completion of the Listing. On April 15, 2014, the Class B units were converted to OP units on a one-to-one basis.
Fair Value of Listing Promote
Fair value of listing promote of $38.1 million for the three months ended June 30, 2014 represents the valuation of the Listing Note. The fair value of the Listing Note obligation is not yet definitive and the final value could differ materially from the value at June 30, 2014. The Listing Note is marked-to-market quarterly, with changes in the value recorded in the consolidated statements of operations and comprehensive income (loss).
General and Administrative Expenses
General and administrative expenses increased $0.7 million to $0.9 million for the three months ended June 30, 2014, from $0.2 million for the three months ended June 30, 2013. Professional fees increased by $1.0 million to support our larger real estate portfolio, number of stockholders and operations as a traded REIT subsequent to Listing. At the time the IPO ended in December 2013, we began to expense, as incurred, professional fees relating to stockholder services, because these costs no longer related to fulfilling subscriptions and offering costs. This increase of professional fees was offset by the absorption of $1.0 million in general and administrative expenses by the Advisor for the three months ended June 30, 2014 compared to $0.6 million absorbed by the Advisor during the three months ended June 30, 2013.
Equity-Based Compensation Expenses
Equity-based compensation expenses for the three months ended June 30, 2014 included $1.8 million related to the fair value of the OPP which was adopted in conjunction with the Listing. Additional expense related to board member equity-based compensation was $0.1 million and $13,000 for the three months ended June 30, 2014 and 2013, respectively.
Depreciation and Amortization Expense
Depreciation and amortization expense increased $17.5 million to $23.5 million for the three months ended June 30, 2014, compared to $6.0 million for the three months ended June 30, 2013. The increase in depreciation and amortization expense related mainly to our Acquisitions, which resulted in additional expense of $18.3 million. The increase was partially offset by a $0.8 million decrease in depreciation and amortization expense related to tenant lease expirations and terminations.
Interest Expense
Interest expense increased $2.1 million to $4.8 million for the three months ended June 30, 2014 from $2.7 million for the three months ended June 30, 2013, as a result of a higher average credit facility balance outstanding of $311.7 million during the three months ended June 30, 2014, compared to the $20.0 million during the three months ended June 30, 2013, as well as the associated increased amortization of deferred financing costs resulting from expanding our credit facility.
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
Income from Unconsolidated Joint Venture
Income from unconsolidated joint venture was $4.2 million for the three months ended June 30, 2014, which represents our preferred distribution, net of our pro-rata share of the net loss of Worldwide Plaza, which we acquired in October 2013.

Income from Preferred Equity Investment, Investment Securities and Interest Income
Income from preferred equity investment, investment securities and interest income was $0.7 million for the three months ended June 30, 2014, which primarily represents income earned on our preferred equity investment in 123 William Street, acquired in October 2013, and our investments in redeemable preferred stock and a real estate income fund. Income from preferred equity investment, investment securities and interest income was approximately $1,000 during the three months ended June 30, 2013, primarily representing the income earned on cash and cash equivalents held during the period. We did not own any preferred equity investments during the three months ended June 30, 2013.
Net Loss Attributable to Non-Controlling Interests
The net loss attributable to non-controlling interests during the three months ended June 30, 2014 and 2013 was $0.5 million and $7,000, respectively, which represents the net loss attributable to non-controlling interests for the period. The increase in net loss attributable to non-controlling interests was primarily driven by the increase in OP units resulting from the Listing.
Comparison Six Months Ended June 30, 2014 to Six Months Ended June 30, 2013
As of January 1, 2013, we owned 16 properties. From January 1, 2013 through June 30, 2014, we acquired seven properties and real-estate related assets (our "Acquisitions"). As of June 30, 2014, we owned 23 properties and real estate-related assets, which were 93.6% leased. Accordingly, our results of operations for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013, reflect significant increases in most categories.
Rental Income
Rental income increased $35.5 million to $53.3 million for the six months ended June 30, 2014, from $17.8 million for the six months ended June 30, 2013. The increase in rental income was primarily driven by our Acquisitions, which resulted in an increase in rental income of $35.9 million for the six months ended June 30, 2014, compared to the six months ended June 30, 2013. This was partially offset by a decline in rental income of $0.4 million due to the termination of the garage tenant at our 416 Washington Street property as a result of damage caused by Hurricane Sandy and lease expirations at 256 West 38th Street. This decrease was partially offset by increased occupancy at our other properties. We began self managing the garage at 416 Washington Street in December 2013 through a third-party national operator. Accordingly, parking revenue from the garage is included in operating expense reimbursements and other revenue.
Operating Expense Reimbursements and Other Revenue
Operating expense reimbursements and other revenue increased $14.9 million to $16.3 million for the six months ended June 30, 2014 from $1.4 million for the six months ended June 30, 2013, primarily due to our Acquisitions, including our hotel property. Pursuant to many of our lease agreements, tenants are required to pay their pro rata share of certain property operating expenses, in addition to base rent, whereas under certain other lease agreements, the tenants are directly responsible for all operating costs of the respective properties. The increase also related to parking revenue due to the switch to self managing the garage at 416 Washington Street in December 2013.
Property Operating Expenses
Property operating expenses increased $23.9 million to $28.1 million for the six months ended June 30, 2014, from $4.2 million for the six months ended June 30, 2013.  The increase in property operating expenses primarily related to real estate taxes, utilities, maintenance, ground rent and insurance costs as well as hotel operations associated with our Acquisitions, which resulted in an increase of $23.5 million for the six months ended June 30, 2014. Property operating expenses increased $0.4 million at our other properties, primarily related to increased real estate taxes, utilities and maintenance expenses.
Operating Fees to Affiliates
Operating fees to affiliates were $2.3 million for the six months ended June 30, 2014. Operating fees to affiliates represent asset management fees earned by the Advisor. Prior to the Listing, we issued the Advisor restricted performance based Class B units for prior asset management services, which vested as of the Listing. As such, there were no operating fees to affiliates for the six months ended June 30, 2013.
Our Property Manager is entitled to fees for the management of our properties. Property management fees increase in direct correlation with gross revenues. Our Property Manager elected to waive these fees for the six months ended June 30, 2014 and 2013.  For the six months ended June 30, 2014 and 2013, we would have incurred property management fees of $0.8 million and $0.4 million, respectively, had these fees not been waived.

Acquisition and Transaction Related Expenses
Acquisition and transaction related expenses were $11.6 million for the six months ended June 30, 2014 primarily relating to the Listing. These fees and expenses mainly consist of $8.9 million relating to investment banking, advisory and other services provided by affiliated entities, including RCS Advisory Services, LLC, an entity owned by the Dealer Manager, and RCS Capital, LLC, the investment banking and capital markets division of the Dealer Manager, and $2.7 million relating to other third party fees and expenses generally in connection with the Listing. There were no properties and other real estate-related assets acquired during the six months ended June 30, 2014. Acquisition and transaction related expense of $0.4 million for the six months ended June 30, 2013 included $2.9 million for the purchase of 218 West 18th Street, partially offset by a reimbursement by the Advisor of $2.5 million for insourced expenses and legal reimbursements that had been paid on previous acquisitions.
Vesting of Asset Management Fees
Vesting of asset management fees expense was $11.5 million for the six months ended June 30, 2014, relating to the vesting of Class B units previously issued to the Advisor for asset management services. The performance condition related to these Class B units was satisfied upon completion of the Listing. On April 15, 2014, the Class B units were converted to OP units on a one-to-one basis.
Fair Value of Listing Promote
Fair value of listing promote of $38.1 million for the six months ended June 30, 2014 represents the valuation of the Listing Note. The fair value of the Listing Note obligation is not yet definitive and the final value could differ materially from the value at June 30, 2014. The Listing Note is marked-to-market quarterly, with changes in the value recorded in the consolidated statements of operations and comprehensive income (loss).
General and Administrative Expenses
General and administrative expenses increased $1.8 million to $2.2 million for the six months ended June 30, 2014 from $0.3 million for the six months ended June 30, 2013. Professional fees increased to support our larger real estate portfolio, number of stockholders and operations as a traded REIT subsequent to Listing. At the time the IPO ended in December 2013, we began to expense, as incurred, professional fees relating to stockholder services, because these costs no longer related to fulfilling subscriptions and offering costs. The Advisor elected to absorb $1.0 million of general and administrative expenses for both the six months ended June 30, 2014 and June 30, 2013.
Equity-Based Compensation Expenses
Equity-based compensation expenses for the six months ended June 30, 2014 included $1.8 million related to the fair value of the OPP which was adopted in conjunction with the Listing. Additional expense related to board member equity-based compensation was $0.1 million and $24,000 for the six months ended June 30, 2014 and 2013, respectively.
Depreciation and Amortization Expense
Depreciation and amortization expense increased $37.4 million to $47.7 million for the six months ended June 30, 2014, compared to $10.3 million for the six months ended June 30, 2013. The increase in depreciation and amortization expense related mainly to our Acquisitions, which resulted in additional expense of $38.7 million. The increase was partially offset by a $1.3 million decrease in depreciation and amortization expense relating to tenant lease expirations and terminations.
Interest Expense
Interest expense increased $4.0 million to $8.8 million for the six months ended June 30, 2014 from $4.8 million for the six months ended June 30, 2013, as a result of a higher average balance outstanding of $308.4 million during the six months ended June 30, 2014, compared to the $20.0 million during the six months ended June 30, 2013, as well as the associated increased amortization of deferred financing costs resulting from expanding our credit facility.
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
Income from Unconsolidated Joint Venture
Income from unconsolidated joint venture was $5.4 million for the six months ended June 30, 2014, which represents our preferred distribution, net of our pro-rata share of the net loss of Worldwide Plaza, which we acquired in October 2013.

Income from Preferred Equity Investment, Investment Securities and Interest Income
Income from preferred equity investment, investment securities and interest income was $1.3 million for the six months ended June 30, 2014, which primarily represents income earned on our preferred equity investment in 123 William Street, acquired in October 2013, and our investments in redeemable preferred stock and a real estate income fund. Income of approximately $1,000 during the six months ended June 30, 2013, primarily representing the income earned on cash and cash equivalents held during the period. We did not own any preferred equity investments or investment securities during the six months ended June 30, 2013.
Net Loss Attributable to Non-Controlling Interests
The net loss attributable to non-controlling interests during the six months ended June 30, 2014 and 2013 was $0.5 million and approximately $15,000, respectively, which represents the net loss attributable to non-controlling interests for the period. The increase in net loss attributable to non-controlling interests was primarily driven by the increase in OP units resulting from the Listing.
Cash Flows for the Six Months Ended June 30, 2014
For the six months ended June 30, 2014, net cash provided by operating activities was $2.2 million. The level of cash flows used in or provided by operating activities is affected by the volume of acquisition activity, the timing of interest payments and the amount of borrowings outstanding during the period, as well as the receipt of scheduled rent payments and the level of property operating expenses. Cash flows provided by operating activities during the six months ended June 30, 2014 included $11.6 million of transaction costs relating to the Listing. Cash flows provided by operating activities included a net loss adjusted for non-cash items, resulting in a cash inflow of $15.5 million (net loss of $75.4 million adjusted for depreciation and amortization of tangible and intangible real estate assets and other non-cash charges of $90.9 million). These cash inflows were partially offset by a decrease in accounts payable and accrued expenses of $2.8 million, primarily due to fees paid to our Dealer Manager for services rendered in 2013 related to exploring our liquidity event, a decrease in deferred rent of $2.7 million, an increase in receivable from affiliates of $1.0 million relating to absorbed expenses and an increase in prepaid expenses and other assets of $6.7 million primarily due to unbilled rent receivables recorded in accordance with accounting for rental income on a straight-line basis and other accounts receivable and accrued income.
Net cash used in investing activities during the six months ended June 30, 2014 of $4.6 million primarily related to $3.9 million of additional investments in our preferred equity investment and Worldwide Plaza, $3.0 million in purchases of additional investment securities, and $2.9 million of capital expenditures. These cash inflows were partially offset by distributions from our unconsolidated joint venture in Worldwide Plaza of $5.2 million
Net cash used in financing activities of $180.4 million during the six months ended June 30, 2014 primarily related to the Tender Offer and other repurchases of common stock, including associated fees and expenses, of $154.3 million, dividends to stockholders of $28.8 million, payments related to deferred financing costs of $7.3 million to expand the credit facility, payments related to accrued offering costs of $1.5 million, increases to restricted cash of $0.3 million, payments on mortgage notes payable of $0.2 million and $0.1 million of dividends to OP unit holders. These outflows were partially offset by proceeds from the issuance of common stock of $11.3 million and a $0.8 million contribution from the Advisor for OP units.
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
Net cash used in investing activities during the six months ended June 30, 2013 of $74.2 million primarily related to $51.2 million for the acquisition of 218 West 18th Street, which was partially funded with a $60.0 million mortgage note payable and liabilities assumed at acquisition of $0.8 million for tenant improvements and deposits. Cash used in investing activities also included $2.0 million for capital expenditures and tenant improvements, a $20.0 million deposit for a pending acquisition and $1.1 million for the purchase of investment securities.

Net cash provided by financing activities of $321.9 million during the six months ended June 30, 2013 related to proceeds, net of receivables and repurchases, from the issuance of common stock of $377.8 million. This inflow was partially offset by payments related to offering costs of $38.0 million, repayments of mortgage notes payable of $12.6 million, dividends to stockholders of $4.2 million, payments related to financing costs of $0.6 million, increase in receivables from affiliates of $0.3 million and increases to restricted cash of $0.1 million.
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
Core FFO is FFO, excluding acquisition and transaction related costs as well as certain other costs that are considered to be non-recurring, such as charges relating to the Listing Note. The purchase of properties, and the corresponding expenses associated with that process, is a key operational feature of our business plan to generate operational income and cash flows in order to make dividend payments to investors. In evaluating investments in real estate, we differentiate the costs to acquire the investment from the operations derived from the investment. By excluding expensed acquisition costs, we believe Core FFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management's analysis of the investing and operating performance of our properties.
We exclude certain income or expense items from AFFO that we consider more reflective of investing activities, other non-cash income and expense items and the income and expense effects of other activities that are not a fundamental attribute of our business plan. These items include unrealized gains and losses, which may not ultimately be realized, such as gains or losses on derivative instruments, gains or losses on contingent valuation rights, gains and losses on investments and early extinguishment of debt. We also exclude dividends on Class B OP Units. In addition, by excluding non-cash income and expense items such as amortization of above and below market leases, amortization of deferred financing costs, straight-line rent and equity-based compensation from AFFO, we believe we provide useful information regarding income and expense items which have no cash impact and do not provide liquidity to the company or require capital resources of the company. By providing AFFO, we believe we are presenting useful information that assists investors and analysts to better assess the sustainability of our ongoing operating performance without the impacts of transactions that are not related to the ongoing profitability of our portfolio of properties. We also believe that AFFO is a recognized measure of sustainable operating performance by the REIT industry. Further, we believe AFFO is useful in comparing the sustainability of our operating performance with the sustainability of the operating performance of other real estate companies that are not as involved in activities which are excluded from our calculation. Investors are cautioned that AFFO should only be used to assess the sustainability of our operating performance excluding these activities, as it excludes certain costs that have a negative effect on our operating performance during the periods in which these costs are incurred.
In calculating AFFO, we exclude expenses, which under GAAP are characterized as operating expenses in determining operating net income. These expenses are paid in cash by us, and therefore such funds will not be available to distribute to investors. All paid and accrued merger and acquisition fees and certain other expenses negatively impact our operating performance during the period in which expenses are incurred or properties are acquired will also have negative effects on returns to investors, the potential for future dividends, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property and certain other expenses. Therefore, AFFO may not be an accurate indicator of our operating performance, especially during periods in which mergers are being consummated or properties are being acquired or certain other expenses are being incurred. AFFO that excludes such costs and expenses would only be comparable to companies that did not have such activities. Further, under GAAP, certain contemplated non-cash fair value and other non-cash adjustments are considered operating non-cash adjustments to net income in determining cash flow from operating activities. In addition, we view fair value adjustments as items which are unrealized and may not ultimately be realized. We view both gains and losses from fair value adjustments as items which are not reflective of ongoing operations and are therefore typically adjusted for when assessing operating performance. Excluding income and expense items detailed above from our calculation of AFFO provides information consistent with management's analysis of the operating performance of the properties. Additionally, fair value adjustments, which are based on the impact of current market fluctuations and underlying assessments of general market conditions, but can also result from operational factors such as rental and occupancy rates, may not be directly related or attributable to our current operating performance. By excluding such changes that may reflect anticipated and unrealized gains or losses, we believe AFFO provides useful supplemental information.
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

	Three Months Ended		Six Months Ended
(In thousands)	March 31, 2014	June 30, 2014	June 30, 2014
Net loss (in accordance with GAAP)	$(8,155)	$(67,748)	$(75,903)
Depreciation and amortization	24,244	23,454	47,698
Proportionate share of depreciation and amortization related to unconsolidated joint venture	3,113	3,061	6,174
FFO	19,202	(41,233)	(22,031)
Acquisition fees and expenses	69	11,577	11,646
Vesting of asset management fees	—	11,500	11,500
Fair value of listing promote	—	38,100	38,100
Core FFO	19,271	19,944	39,215
Plus:
Non-cash compensation expense	16	1,882	1,898
Non-cash portion of interest expense	726	1,424	2,150
Class B distributions	88	19	107
Minus:
Amortization of above/below market lease assets and liabilities	(2,454)	(2,267)	(4,721)
Mark-to-market adjustments	—	(1)	(1)
Straight-line rent	(2,430)	(1,446)	(3,876)
Tenant improvements - second generation	(1,203)	(363)	(1,566)
Leasing commissions - second generation	(13)	(245)	(258)
Building improvements - second generation	—	—	—
Proportionate share of adjustments related to unconsolidated joint venture	(560)	(758)	(1,318)
AFFO	$13,441	$18,189	$31,630

Earnings before Interest, Taxes and Depreciation and Amortization, Net Operating Income and Cash Net Operating Income.
We believe that earnings before interest, taxes, depreciation and amortization adjusted for acquisition fees and expenses, other non-cash valuations and including our pro-rata share from unconsolidated joint ventures ("Adjusted EBITDA") is an appropriate measure of our ability to incur and service debt. Adjusted EBITDA should not be considered as an alternative to cash flows from operating activities, as a measure of our liquidity or as an alternative to net income as an indicator of our operating activities. Other REITs may calculate Adjusted EBITDA differently and our calculation should not be compared to that of other REITs.

Net operating income ("NOI") is a non-GAAP financial measure equal to net income attributable to stockholders, the most directly comparable GAAP financial measure, less discontinued operations, interest, other income and income from preferred equity investments and investments securities, plus corporate general and administrative expense, acquisition and transaction costs, depreciation and amortization, equity-based compensation, other non-cash expenses and interest expense. NOI is adjusted to include our pro-rata share of NOI from unconsolidated joint ventures. We use NOI internally as a performance measure and believe NOI provides useful information to investors regarding our financial condition and results of operations because it reflects only those income and expense items that are incurred at the property level. Therefore, we believe NOI is a useful measure for evaluating the operating performance of our real estate assets and to make decisions about resource allocations. Further, we believe NOI is useful to investors as a performance measure because, when compared across periods, NOI reflects the impact on operations from trends in occupancy rates, rental rates, operating costs and acquisition activity on an unleveraged basis, providing perspective not immediately apparent from net income. NOI excludes certain components from net income in order to provide results that are more closely related to a property's results of operations. For example, interest expense is not necessarily linked to the operating performance of a real estate asset and is often incurred at the corporate level as opposed to the property level. In addition, depreciation and amortization, because of historical cost accounting and useful life estimates, may distort operating performance at the property level. NOI presented by us may not be comparable to NOI reported by other REITs that define NOI differently. We believe that in order to facilitate a clear understanding of our operating results, NOI should be examined in conjunction with net income as presented in our consolidated financial statements. NOI should not be considered as an alternative to net income as an indication of our performance or to cash flows as a measure of our liquidity or ability to make dividends.
Cash NOI is NOI presented on a cash basis, which is NOI after eliminating the effects of straight-lining of rent and the amortization of above and below market leases.
The tables below reflect the reconciliation of net loss to Adjusted EBITDA, NOI and Cash NOI during the periods presented.

	Three Months Ended		Six Months Ended
(In thousands)	March 31, 2014	June 30, 2014	June 30, 2014
Net loss (in accordance with GAAP)	$(8,155)	$(67,748)	$(75,903)
Acquisition and transaction related	69	11,577	11,646
Vesting of asset management fees	—	11,500	11,500
Depreciation and amortization	24,254	23,463	47,717
Interest expense	3,939	4,813	8,752
Gain on derivative instruments	—	(1)	(1)
Fair value of listing promote	—	38,100	38,100
Proportionate share of adjustments related to unconsolidated joint venture	7,946	7,948	15,894
Adjusted EBITDA	28,053	29,652	57,705
General and administrative	1,345	876	2,221
Equity-based compensation	16	1,882	1,898
Asset management fee to affiliate	—	2,274	2,274
Income from preferred equity investment, investment securities and interest income	(624)	(677)	(1,301)
Preferred return on unconsolidated joint venture	(3,851)	(3,894)	(7,745)
Proportionate share of other adjustments related to unconsolidated joint venture	3,135	652	3,787
NOI	28,074	30,765	58,839
Amortization of above/below market lease assets and liabilities	(2,454)	(2,267)	(4,721)
Straight-line rent	(2,430)	(1,446)	(3,876)
Proportionate share of adjustments related to unconsolidated joint venture	(560)	(758)	(1,318)
Cash NOI	$22,630	$26,294	$48,924

Liquidity and Capital Resources
As of June 30, 2014, we had cash and cash equivalents of $50.6 million. In the normal course of business, our principal demands for funds will continue to be for property acquisitions, either directly or through investment interests, for the payment of operating expenses, dividends to our investors, and for the payment of principal and interest on our outstanding indebtedness. Future sources of capital include proceeds from secured or unsecured financings from banks or other lenders, proceeds from offerings, including issuances of equity or debt securities from our universal shelf registration statement, proceeds from the sale of properties and undistributed funds from operations. Through future acquisitions and the stabilization of our current investment portfolio, we expect to increase the amount of cash flow generated from operating activities in future periods. Furthermore, we anticipate increased cash flow through future leasing activity and the contractual rent escalations included in a majority of our current leases during the primary term of the lease. Such increased cash flow will positively impact the amount of funds available for dividends. Our principal sources and uses of funds are further described below.
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
On April 18, 2014, we filed a universal shelf registration statement that was declared effective. We intend to maintain the universal shelf registration statement.
Availability of Funds from Credit Facility
On April 14, 2014, we entered into an amendment to our credit facility ("Credit Facility") with Capital One, National Association ("Capital One"). The Credit Facility allows for total borrowings of up to $705.0 million with a $305.0 million term loan and a $400.0 million revolving loan which mature on August 20, 2018 and August 20, 2016, respectively. The Credit Facility contains an "accordion feature" to allow us, under certain circumstances, to increase the aggregate loan borrowings to up to $1.0 billion of total borrowings. As of June 30, 2014, the outstanding balance of the term loan component of the credit facility was $305.0 million, with a weighted average interest rate of 2.1%. There were no amounts outstanding on the revolving loan as of June 30, 2014. The unused borrowing capacity, based on the value of the borrowing base properties as of June 30, 2014, was $107.3 million. Availability of borrowings is based on a pool of eligible unencumbered real estate assets.
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
In connection with our financings, our Advisor currently receives a financing coordination fee, equal to 0.75% of the amount made available or outstanding under such financing, subject to certain limitations. On April 15, 2014, we entered into the Sixth Amended and Restated Advisory Agreement by and among us, the OP and the Advisor (the "Amended Advisory Agreement"), which, among other things, terminates the financing coordination fee 180 days after Listing, or October 12, 2014 (the "Termination Date"), except for fees with respect to financings under contract, letter of intent or under negotiation as of the Termination Date. (See Note 14 — Related Party Transactions and Arrangements).
Reimbursement of Advisor's Expenses
We reimburse the Advisor for costs and expenses of providing services, subject to the limitations defined in our charter and advisory agreement. No reimbursement was incurred from the Advisor or paid by us for providing administrative services for the three and six months ended June 30, 2014 or 2013. The lack of reimbursement to the Advisor of its expenses improves our operating cash flows and our ability to pay dividends from operating cash flows.
Principal Use of Funds
Acquisitions
As of June 30, 2014, we owned 23 properties and real estate-related assets. Our Advisor is actively and continuously evaluating potential acquisitions of real estate and real estate-related assets and engages in negotiations with sellers and borrowers on our behalf.

In July 2014, we, through our OP, entered into a purchase and sale agreement to acquire the fee simple interest in two contiguous institutional-quality office buildings located at 245-249 West 17th Street in the Chelsea neighborhood of Manhattan. The contract purchase price of the property is $335.0 million, exclusive of closing costs. The property contains approximately 282,000 rentable square feet and is 99% leased. The property’s largest tenant is Twitter, Inc., which represents 75% of annualized cash rental income. The remaining two tenants are Room & Board, Inc. and Flywheel Sports, Inc., which represent 23% and 2% of annualized cash rental income, respectively.
Pursuant to the terms of the purchase and sale agreement, our obligation to close upon the acquisition is subject to certain conditions customary to closing. Although we believe that the acquisition of the property is probable, there can be no assurance that the acquisition will be consummated. We intend to fund the purchase price with available cash on hand and borrowings under our Credit Facility.
In connection with our acquisition of properties, our Advisor receives an acquisition fee, equal to 1.0% of the contract purchase price of each acquired property including debt assumed or borrowed in connection with the acquisition. The Amended Advisory Agreement terminates the acquisition fee at the Termination Date, except for fees with respect to properties under contract, letter of intent or under negotiation as of the Termination Date (See Note 14 — Related Party Transactions and Arrangements).
Leasing Activity
During the three months ended June 30, 2014, including our pro-rata share of our unconsolidated joint venture, we executed one new lease and two replacement leases. We will incur $14.40 per square foot and $5.89 per square foot of tenant improvements and leasing commissions on replacement leases, respectively. Subsequent to June 30, 2014, we executed one new lease at 218 West 18th Street, which represented approximately 13,500 square feet with a ten-year term.
Cash is used to fund, among other things, recurring and nonrecurring capital expenditures. Funds spent on capital expenditures, which are comprised of first and second generation tenant improvements, leasing commissions and building improvements, increased to $2.5 million for the three months ended June 30, 2014 from $1.4 million for the three months ended March 31, 2014, including our pro-rata share of our unconsolidated joint venture. The increased capital expenditures relate primarily to increased costs incurred in connection with first generation building improvements.
Dividends
We are required to distribute at least 90% of our annual REIT taxable income. On September 22, 2010, our board of directors authorized, and we declared, a dividend rate equal to $0.605 per annum per share of common stock, commencing December 1, 2010.  The dividends were payable by the fifth day following each month end to stockholders of record at the close of business each day during the prior month at a rate of $0.00165753424 per day. Beginning in April 2014, we changed our dividend to an annual rate equal to $0.46 per share payable to stockholders of record at the close of business on the 8th day of each month, and payable on the 15th day of such month. Dividend payments are dependent on the availability of funds.  Our board of directors may reduce the amount of dividends paid or suspend dividend payments at any time and therefore dividend payments are not assured.
Effective March 31, 2014, the board of directors approved the suspension of the DRIP.
During the six months ended June 30, 2014, dividends paid to common stockholders totaled $47.8 million inclusive of $19.0 million of dividends for which common stock was issued under the DRIP.  During the six months ended June 30, 2014, cash used to pay our dividends was primarily generated from cash flows provided by operations, issuances of common stock and common stock issued under the DRIP.

The following table shows the sources for the payment of dividends to common stockholders for the period presented:

	Three Months Ended				Six Months Ended
	March 31, 2014		June 30, 2014		June 30, 2014
(In thousands)		Percentage of Distributions		Percentage of Distributions		Percentage of Distributions
Distributions(1):
Dividends paid in cash	$11,774		$17,050		$28,824
Dividends reinvested	14,084		4,935		19,019
Total dividends	$25,858		$21,985		$47,843
Source of distribution coverage:
Cash flows provided by operations	$4,565	17.7%	$(2,413)	(11.0)%	$2,152	4.5%
Common stock issued under the DRIP / offering proceeds	14,084	54.5%	4,935	22.4%	19,019	39.8%
Proceeds from previously issued common stock	3,273	12.6%	18,222	83.0%	21,495	44.9%
Proceeds from financings	—	—%	—	—%	—	—%
Proceeds from Worldwide Plaza	3,936	15.2%	1,241	5.6%	5,177	10.8%
Total sources of dividends	$25,858	100.0%	$21,985	100.0%	$47,843	100.0%
Cash flows provided by operations (GAAP basis) (2)	$4,565		$(2,413)		$2,152
Net loss attributable to stockholders (in accordance with GAAP)	$(8,156)		$(67,237)		$(75,393)
__________________
(1) Excludes dividends related to unvested restricted shares, Class B units and OP units.
(2) Cash flows provided by operations for the six months ended June 30, 2014 include cash-related acquisition and transaction related expenses of $11.6 million.
The following table compares cumulative dividends paid to cumulative net loss (in accordance with GAAP) for the period from October 6, 2009 (date of inception) through June 30, 2014:

For the Period from October 6, 2009 (date of inception) to
(In thousands)	June 30, 2014
Dividends paid:
Preferred stockholders	$2,158
Common stockholders in cash	50,610
Common stockholders pursuant to DRIP / offering proceeds	41,548
Total dividends paid	$94,316

Reconciliation of net loss:
Revenues	$150,762
Acquisition and transaction-related expenses	(38,139)
Fair value of listing promote	(38,100)
Vesting of asset management fees	(11,500)
Depreciation and amortization	(94,809)
Other operating expenses	(55,013)
Other non-operating expenses	(19,924)
Net income attributable to non-controlling interests	530
Net loss (in accordance with GAAP) (1)	$(106,193)

Cash flows provided by operations	$13,639
__________________________________

(1)	Net loss as defined by GAAP includes the non-cash impact of depreciation and amortization expense, valuations of derivatives as well as acquisition and transaction related costs.

Share Repurchases
On March 31, 2014, the board of directors approved the termination of our Share Repurchase Program ("SRP"). We processed all of the requests received under the SRP for the first quarter of 2014 and will not process any further requests. The following table reflects the cumulative number of shares repurchased as of December 31, 2013 and as of and for the six months ended June 30, 2014:

	Number of Requests	Number of Shares Repurchased	Average Price per Share
Cumulative repurchases as of December 31, 2013	35	279,594	$9.63
Six months ended June 30, 2014	1	5,000	10.00
Cumulative repurchases as of June 30, 2014	36	284,594	$9.63
Listing and Tender Offer
On April 15, 2014, we commenced an offer to purchase up to 23.3 million shares of our common stock at a price of $10.75 per share (the “Tender Offer”). The Tender Offer closed on May 12, 2014 and we purchased 14.2 million shares of our common stock at a price of $10.75 per share, for an aggregate of $152.3 million, excluding fees and expenses relating to the Tender Offer and including fractional shares repurchased thereafter. We funded the Tender Offer using cash on hand.
Loan Obligations
As of June 30, 2014, we had consolidated mortgage notes payable of $172.5 million, excluding our pro-rata share of unconsolidated mortgage debt relating to Worldwide Plaza of $427.9 million. As of June 30, 2014, the consolidated mortgage notes payable had a weighted average interest rate of 3.6% and our pro-rata share of unconsolidated mortgage debt relating to Worldwide Plaza had a weighted average interest rate of 4.6%.
The payment terms of our loan obligations require principal and interest amounts payable monthly with all unpaid principal and interest due at maturity. Our loan agreements requires us to comply with specific reporting covenants. As of June 30, 2014, we were in compliance with the debt covenants under our loan agreements.
Incurring mortgage debt increases the risk of loss because defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property securing the loan that is in default and cause us to recognize taxable income on foreclosure for federal income tax purposes even though we do not receive any cash proceeds. In such event, we may be unable to pay the amount of distributions required in order to maintain our REIT status.
Contractual Obligations
The following table reflects contractual mortgage and credit facility obligations and minimum base rental cash payments due for leasehold interests over the next five years and thereafter as of June 30, 2014. These minimum base rental cash payments exclude contingent rent payments, as applicable, that may be payable based on provisions related to increases in annual rent based on exceeding certain economic indexes among other items. As of June 30, 2014, the outstanding mortgage notes payable and advances under our credit facility had a weighted average interest rate of 3.6% and 2.1%, respectively, and a weighted average maturity of 3.9 years.

		July 1, 2014 - December 31, 2014	Years Ended December 31,
(In thousands)	Total		2015 — 2016	2017 — 2018	Thereafter
Principal on consolidated mortgage notes payable(1)	$172,482	$239	$49,961	$107,303	$14,979
Interest on consolidated mortgage notes payable	19,815	3,073	11,153	4,558	1,031
Principal on credit facility	305,000	—	—	305,000	—
Interest on credit facility	26,260	3,198	12,687	10,375	—
Lease rental payments due	281,954	1,693	9,546	10,166	260,549
	$805,511	$8,203	$83,347	$437,402	$276,559
________________________________

(1)	Excludes our pro-rata share of unconsolidated mortgage debt relating to Worldwide Plaza of $427.9 million as of June 30, 2014, which fully matures in March 2023.

Election as a REIT
We elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with our taxable year ended December 31, 2010. If we continue to qualify for taxation as a REIT, we generally will not be subject to federal corporate income tax to the extent we distribute all of our REIT taxable income to our stockholders. REITs are subject to a number of other organizational and operational requirements. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and federal income and excise taxes on our undistributed income. We believe we are organized and operated in such a manner as to continue to qualify to be taxed as a REIT.
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
Related-Party Transactions and Agreements
We have entered into agreements with affiliates of our Sponsor, under which we have paid or may in the future pay certain fees or reimbursements to our Advisor, its affiliates and entities under common control with our Advisor in connection with acquisition and financing activities, sales and maintenance of common stock, transfer agency services, asset and property management services and reimbursement of operating and offering related costs. See Note 14 — Related Party Transactions and Arrangements to our financial statements included in this report for a discussion of the various related party transactions, agreements and fees.
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
As of June 30, 2014, our debt consisted of both fixed and variable-rate debt. We had fixed-rate secured mortgage notes payable and fixed-rate loans under our credit facility, with an aggregate carrying value of $252.5 million and a fair value of $253.4 million. Changes in market interest rates on our fixed-rate debt impact the fair value of the notes, but it has no impact on interest due on the notes. For instance, if interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our obligation to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed–rate debt assumes an immediate 100 basis point move in interest rates from their June 30, 2014 levels, with all other variables held constant.  A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt by $3.3 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt by $3.2 million.

As of June 30, 2014, our variable-rate revolving credit facility had a carrying and fair value of $225.0 million. Interest rate volatility associated with this variable-rate credit facility affects interest expense incurred and cash flow. The sensitivity analysis related to our variable-rate debt assumes an immediate 100 basis point move in interest rates from their June 30, 2014 levels, with all other variables held constant. A 100 basis point increase or decrease in variable interest rates on our variable-rate credit facility would increase or decrease our interest expense by $2.3 million annually.
These amounts were determined by considering the impact of hypothetical interest rates changes on our borrowing costs, and assuming no other changes in our capital structure. As the information presented above includes only those exposures that existed as of June 30, 2014, it does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
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
No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
The information contained in “Note 13 — Commitments and Contingencies” of our notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q is incorporated by reference into this Item 1. Except as set forth therein, as of the end of the period covered by this Quarterly Report on Form 10-Q, we are not a party to, and none of our properties are subject to, any material pending legal proceedings.
Item 1A. Risk Factors.
There have been no material changes to the risk factors previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2013, as amended and supplemented from time to time.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sale of Unregistered Equity Securities
In accordance with the advisory agreement, the Advisor was issued 1,188,667 Class B units by the OP. The units vest upon the achievement of an economic hurdle and certain other performance conditions. On April 15, 2014, we deemed the achievement of the performance condition probable and the Class B units were converted to OP units on a one-to-one basis.
Additionally, the Advisor, as the holder of Class B Units, had the right to make a capital contribution to the OP in exchange for OP units. Pursuant to a Contribution and Exchange Agreement entered into between the Advisor and the OP dated April 15, 2014, the Advisor contributed $0.8 million in cash to the OP in exchange for 83,333 OP units of the OP.
A holder of OP units has the right to convert OP units for the cash value of a corresponding number of shares of our common stock or a corresponding number of shares of our common stock, at our option, in accordance with the limited partnership agreement of the OP. The remaining rights of the holders of OP units are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP's assets.
Use of Proceeds from Sales of Registered Securities
In September 2010, we commenced our IPO on a "reasonable best efforts" basis of up to 150.0 million shares of common stock at a price of $10.00 per share, subject to certain volume and other discounts. Our IPO closed in December 2013. As of June 30, 2014, we had 162.2 million shares of common stock outstanding, including unvested restricted shares, converted preferred shares and shares issued under the DRIP. As of June 30, 2014, we had received common stock proceeds of $1.6 billion from the sale of 162.2 million shares of common stock, including DRIP and net of repurchases. We operated as a non-traded REIT through April 14, 2014. On April 15, 2014, we listed our common stock on the New York Stock Exchange under the symbol "NYRT."
On April 18, 2014 we filed a universal automatic shelf registration statement that was declared effective.
We used substantially all of the net proceeds from our IPO, net of cumulative offering costs of $174.9 million, to acquire income-producing commercial real estate in New York City, primarily office and retail properties in Manhattan. As of June 30, 2014, we have used the net proceeds from our IPO, secured debt financing and credit facility to purchase 23 properties and real estate-related assets.
Issuer Purchases of Equity Securities
On March 31, 2014, the board of directors approved the termination of our SRP. We have processed all of the requests received under the SRP for the first quarter of 2014 and will not process further requests. The following table reflects the cumulative number of shares repurchased as of December 31, 2013 and as of and for the six months ended June 30, 2014:

	Number of Requests	Number of Shares Repurchased	Average Price per Share
Cumulative repurchase requests as of December 31, 2013	35	279,594	$9.63
Six months ended June 30, 2014	1	5,000	10.00
Cumulative repurchase requests as of June 30, 2014	36	284,594	$9.63
The Tender Offer closed on May 12, 2014 and we purchased 14.2 million shares of our common stock at a price of $10.75 per share, for an aggregate of $152.3 million, excluding fees and expenses relating to the Tender Offer and including fractional shares repurchased thereafter. We funded the Tender Offer using cash on hand.
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
Gregory W. Sullivan
Chief Operating Officer and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: August 8, 2014

EXHIBIT INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
3.1 (3)	Amended and Restated Charter of New York REIT, Inc. dated June 13, 2014
3.2 (1)	Amended and Restated Bylaws of New York REIT, Inc. dated April 15, 2014
4.1 (1)	Fourth Amended and Restated Agreement of Limited Partnership of New York Recovery Operating Partnership, L.P., dated April 15, 2014
10.1 (1)
Second Amended and Restated Credit Agreement, dated as of April 14, 2014 by and among New York Recovery Operating Partnership, L.P., as borrower, New York REIT, Inc. as the REIT and guarantor, the lenders party thereto and Capital One, National Association, as administrative agent

10.2 (1)	Sixth Amended and Restated Advisory Agreement by and among New York REIT, Inc., New York Recovery Operating Partnership, L.P. and New York Recovery Advisors, LLC dated as of April 15, 2014
10.3 (2)	Second Amendment to Employee and Director Incentive Restricted Share Plan of American Realty Capital New York Recovery REIT, Inc. dated as of April 29, 2014.
10.4 (1)	2014 Advisor Multi-Year Outperformance Agreement by and among New York REIT, Inc., New York Recovery Operating Partnership, L.P. and New York Recovery Advisors, LLC made as of April 15, 2014
10.5 (1)	Contribution and Exchange Agreement dated as of April 15, 2014
10.6 (1)	Listing Note Agreement dated as of April 15, 2014
31.1 *	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 *	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32 *
Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 *
XBRL (eXtensible Business Reporting Language). The following materials from New York REIT, Inc.'s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2014, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this information in furnished and not filed for purpose of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934

_____________________
* Filed herewith
(1) Filed as an exhibit to New York REIT, Inc.’s Current Report on Form 8-K filed with the SEC on April 15, 2014.
(2) Filed as an exhibit to New York REIT, Inc.’s Amendment No. 1 to Schedule TO filed with the SEC on May 5, 2014.
(3) Filed as an exhibit to New York REIT, Inc.’s Registration Statement on Form S-8 filed with the SEC on July 11, 2014.