Form 10-Q
period 2014-09-30
New York REIT, Inc.
filed 2014-11-04
CIK 1474464

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission file number: 001-36416

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

As of October 31, 2014, the registrant had 162,185,052 shares of common stock, $0.01 par value per share, outstanding.

NEW YORK REIT, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
NEW YORK REIT, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)

	September 30,	December 31,
	2014	2013
ASSETS	(Unaudited)
Real estate investments, at cost:
Land	$498,820	$425,814
Buildings, fixtures and improvements	1,223,365	989,145
Acquired intangible lease assets	151,346	127,846
Total real estate investments, at cost	1,873,531	1,542,805
Less accumulated depreciation and amortization	(102,191)	(41,183)
Total real estate investments, net	1,771,340	1,501,622
Cash and cash equivalents	26,111	233,377
Restricted cash	10,308	1,122
Investment securities, at fair value	4,334	1,048
Investments in unconsolidated joint ventures	228,749	234,774
Preferred equity investment	35,100	30,000
Derivatives, at fair value	443	490
Receivable for sale of common stock	—	11,127
Due from affiliate	1,000	—
Prepaid expenses and other assets	36,903	21,404
Deferred costs, net	14,475	13,341
Total assets	$2,128,763	$2,048,305

LIABILITIES AND EQUITY
Mortgage notes payable	$172,363	$172,716
Credit facility	625,000	305,000
Market lease intangibles, net	81,813	73,029
Derivatives, at fair value	14,224	875
Accounts payable and accrued expenses	24,269	30,703
Deferred rent and other liabilities	3,990	7,997
Dividends payable	—	8,726
Total liabilities	921,659	599,046
Preferred stock, $0.01 par value; 40,866,376 shares authorized, none issued and outstanding	—	—
Convertible preferred stock, $0.01 par value, 9,133,624 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 300,000,000 shares authorized, 162,185,052 and 174,120,408 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	1,620	1,741
Additional paid-in capital	1,400,400	1,533,698
Accumulated other comprehensive loss	(359)	(613)
Accumulated deficit	(209,463)	(86,008)
Total stockholders' equity	1,192,198	1,448,818
Non-controlling interests	14,906	441
Total equity	1,207,104	1,449,259
Total liabilities and equity	$2,128,763	$2,048,305
The accompanying notes are an integral part of these financial statements.

NEW YORK REIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Rental income	$30,246	$14,476	$83,521	$32,283
Operating expense reimbursements and other revenue	10,268	1,252	26,534	2,677
Total revenues	40,514	15,728	110,055	34,960
Operating expenses:
Property operating	15,557	3,670	43,641	7,855
Operating fees to affiliates	2,980	—	5,254	—
Acquisition and transaction related	4,436	4,273	16,082	4,639
Vesting of asset management fees	—	—	11,500	—
Change in fair value of listing promote	(24,700)	—	13,400	—
General and administrative	3,339	183	7,458	547
Depreciation and amortization	21,657	10,259	62,892	20,531
Total operating expenses	23,269	18,385	160,227	33,572
Operating income (loss)	17,245	(2,657)	(50,172)	1,388
Other income (expenses):
Interest expense	(8,407)	(2,749)	(17,159)	(7,589)
Loss from unconsolidated joint venture	(85)	—	(1,121)	—
Income from preferred equity investment, investment securities and interest	769	26	2,070	27
Gain on derivative instruments	—	—	1	4
Total other expenses	(7,723)	(2,723)	(16,209)	(7,558)
Net income (loss)	9,522	(5,380)	(66,381)	(6,170)
Net loss attributable to non-controlling interests	173	7	683	22
Net income (loss) attributable to stockholders	$9,695	$(5,373)	$(65,698)	$(6,148)

Other comprehensive income (loss):
Designated derivatives, fair value adjustment	1,164	(1,683)	3	450
Unrealized gain (loss) on investment securities	(77)	(172)	251	(181)
Comprehensive income (loss) attributable to stockholders	$10,782	$(7,228)	$(65,444)	$(5,879)

Basic net income (loss) per share attributable to stockholders	$0.06	$(0.06)	$(0.39)	$(0.12)
Diluted net income (loss) per share attributable to stockholders	$0.05	$(0.06)	$(0.39)	$(0.12)

The accompanying notes are an integral part of these financial statements.

NEW YORK REIT, INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
Nine Months Ended September 30, 2014
(In thousands, except share data)
(Unaudited)

	Common Stock			Accumulated Other Comprehensive Income (Loss)
	Number of Shares	Par Value	Additional Paid-In Capital		Accumulated Deficit	Total Stockholders' Equity	Non- controlling Interests	Total Equity
Balance, December 31, 2013	174,120,408	$1,741	$1,533,698	$(613)	$(86,008)	$1,448,818	$441	$1,449,259
Issuances of common stock	18,908	—	184	—	—	184	—	184
Common stock offering costs, commissions and dealer manager fees	—	—	(95)	—	—	(95)	—	(95)
Common stock issued though distribution reinvestment plan	2,002,008	20	18,999	—	—	19,019	—	19,019
Common stock repurchases, inclusive of fees and expenses	(14,175,117)	(141)	(153,622)	—	—	(153,763)	—	(153,763)
Dividends declared	—	—	—	—	(57,757)	(57,757)	—	(57,757)
Contributions from non-controlling interest holders of affiliates	—	—	—	—	—	—	750	750
Issuance of OP units to affiliates	—	—	—	—	—	—	11,500	11,500
Equity-based compensation	218,845	—	1,236	—	—	1,236	3,312	4,548
Distributions to non-controlling interest holders	—	—	—	—	—	—	(414)	(414)
Other comprehensive income	—	—	—	254	—	254	—	254
Net loss	—	—	—	—	(65,698)	(65,698)	(683)	(66,381)
Balance, September 30, 2014	162,185,052	$1,620	$1,400,400	$(359)	$(209,463)	$1,192,198	$14,906	$1,207,104

The accompanying notes are an integral part of this financial statement.

NEW YORK REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(66,381)	$(6,170)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	47,370	14,766
Amortization of intangibles	15,522	5,764
Amortization of deferred financing costs	6,533	1,685
Accretion of market lease liabilities and amortization of above-market lease assets, net	(7,015)	(1,362)
Vesting of asset management fees	11,500	—
Share-based compensation	4,548	202
Loss (gain) on fair value of the listing promote and other derivatives	13,399	(4)
Loss from unconsolidated joint venture	1,121	—
Changes in assets and liabilities:
Prepaid expenses and other assets	(16,115)	(8,539)
Accounts payable and accrued expenses	(4,411)	(713)
Due from affiliated entities	(1,000)	—
Deferred rent and other liabilities	(4,007)	776
Net cash provided by operating activities	1,064	6,405
Cash flows from investing activities:
Investment in real estate and other assets	(316,206)	(348,840)
Acquisition funds held in escrow	(8,428)	—
Deposits for investments in real estate	—	(10,000)
Capital expenditures	(5,842)	(10,488)
Distributions from unconsolidated joint venture	5,177	—
Purchase of investment securities	(3,035)	(1,288)
Net cash used in investing activities	(328,334)	(370,616)
Cash flows from financing activities:
Payments on mortgage notes payable	(353)	(72,738)
Payments of financing costs	(7,293)	(4,883)
Proceeds from credit facility	320,000	80,000
Payments on credit facility	—	(19,995)
Proceeds from issuance of common stock	11,311	847,874
Proceeds from issuance of operating partnership units	750	—
Repurchases of common stock, inclusive of fees and expenses	(154,269)	(1,413)
Payments of offering costs and fees related to stock issuances	(1,506)	(83,298)
Dividends paid	(47,464)	(9,384)
Due from affiliate	—	(175)
Distributions to non-controlling interest holders	(414)	(51)
Restricted cash	(758)	(528)
Net cash provided by financing activities	120,004	735,409
Net increase (decrease) in cash and cash equivalents	(207,266)	371,198
Cash and cash equivalents, beginning of period	233,377	5,354
Cash and cash equivalents, end of period	$26,111	$376,552

NEW YORK REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Supplemental disclosures:
Cash paid for interest	$10,496	$5,701
Non-cash investing and financing activities:
Mortgage notes payable used to acquire investments in real estate	$—	$60,000
Common stock issued through distribution reinvestment plan	19,019	9,324

The accompanying notes are an integral part of these financial statements.

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

Note 1 — Organization
New York REIT, Inc. (the "Company") focuses on acquiring and owning income-producing commercial real estate in New York City, primarily office and retail properties located in Manhattan. To add diversity to the portfolio, the Company may also acquire multifamily, industrial, hotel and other types of real properties as well as originate or acquire first mortgage loans, mezzanine loans, or preferred equity interests related to New York City real estate. The Company purchased its first property and commenced active operations in June 2010. As of September 30, 2014, the Company owned 24 properties and real estate-related assets.
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
The Company, incorporated on October 6, 2009, is a Maryland corporation that qualified as a REIT for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2010.  Substantially all of the Company's business is conducted through New York Recovery Operating Partnership, L.P. (the "OP"), a Delaware limited partnership. The Company has no employees.  The Company has retained New York Recovery Advisors, LLC (the "Advisor") to manage its affairs on a day-to-day basis. New York Recovery Properties, LLC (the "Property Manager") serves as the Company's property manager, unless services are performed by a third party for specific properties.  Realty Capital Securities, LLC (the "Dealer Manager") served as the dealer manager of the IPO and continues to provide the Company with various services.  The Advisor, Property Manager and Dealer Manager are under common control with the parent of the Company's sponsor, American Realty Capital III, LLC (the "Sponsor"), as a result of which, they are related parties and receive compensation, fees and expense reimbursements for services related to the investment and management of the Company's assets.
Note 2 — Summary of Significant Accounting Policies
The accompanying consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results for the entire year or any subsequent interim period.
These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of, and for the year ended December 31, 2013, which are included in the Company's Annual Report on Form 10-K filed with the SEC on February 28, 2014. There have been no significant changes to the Company's significant accounting policies during the nine months ended September 30, 2014, other than the updates described below and the subsequent notes.
Reclassifications
Certain prior quarter amounts have been reclassified to conform to the current quarter presentation.
Restricted Cash
Restricted cash primarily consists of funds held in escrow for seller free rent credits and reserves related to lease expirations as well as maintenance, structural, and debt service reserves.

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

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

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

Note 3 — Real Estate Investments
 The following table presents the allocation of the assets acquired and liabilities assumed during the nine months ended September 30, 2014 and 2013.

	Nine Months Ended September 30,
(Dollar amounts in thousands)	2014	2013
Real estate investments, at cost:
Land	$73,006	$116,100
Buildings, fixtures and improvements	230,566	289,771
Total tangible assets	303,572	405,871
Acquired intangibles:
In-place leases	25,095	38,001
Above-market lease assets	—	7,726
Below-market lease liabilities	(17,834)	(29,159)
Total acquired intangibles	7,261	16,568
Total assets acquired, net	310,833	422,439
Additional investment in unconsolidated joint venture	273	—
Mortgage notes payable used to acquire investments in real estate	—	(60,000)
Preferred equity investment	5,100	—
Other liabilities assumed	—	(13,599)
Cash paid for acquired real estate investments and other assets	$316,206	$348,840
Number of properties and other investments purchased	1	3
The allocations above for the nine months ended September 30, 2014 have been provisionally assigned to each class, pending receipt of additional information.
The following table presents pro forma information as if the acquisition during the nine months ended September 30, 2014 had been consummated on January 1, 2013. Additionally, the pro forma net loss attributable to stockholders was adjusted to exclude acquisition and transaction related expenses of $4.4 million from the nine months ended September 30, 2014.

	Nine Months Ended September 30,
(In thousands)	2014	2013
Pro forma revenues	$124,996	$52,431
Pro forma net income (loss) attributable to stockholders	$(55,250)	$906
Diluted pro forma net income (loss) per share attributable to stockholders	$(0.33)	$0.01

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

The following table presents future minimum base cash rental payments due to the Company, excluding future minimum base cash rental payments related to unconsolidated joint ventures, subsequent to September 30, 2014.  These amounts exclude contingent rental payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes among other items.

(In thousands)	Future Minimum Base Cash Rent Payments
October 1, 2014 - December 31, 2014	$22,622
2015	105,175
2016	94,060
2017	91,692
2018	89,668
Thereafter	668,717
$1,071,934
The following table lists the tenants whose annualized rental income on a straight-line basis represented greater than 10% of total annualized rental income for all portfolio properties on a straight-line basis as of September 30, 2014 and 2013:

		September 30,
Property Portfolio	Tenant	2014	2013
Worldwide Plaza	Cravath, Swaine & Moore, LLP	15.8%	*
Worldwide Plaza	Nomura Holding America, Inc.	10.7%	*
333 West 34th Street	The Segal Company (Eastern States) Inc.	*	14.9%
50 Varick Street	Spring Studios New York LLC	*	10.8%
_____________________
* Tenant's annualized rental income on a straight-line basis was not greater than 10% of total annualized rental income for all portfolio properties as of the period specified.
The termination, delinquency or non-renewal of any of the above tenants may have a material adverse effect on revenues. No other tenant represents more than 10% of annualized rental income as of September 30, 2014 and 2013.
Note 4 — Investment in Unconsolidated Joint Venture
On October 30, 2013, the Company purchased a 48.9% equity interest in WWP Holdings, LLC ("Worldwide Plaza") for a contract purchase price of $220.1 million. The purchase price reflected an agreed value for Worldwide Plaza of $1,325.0 million less $875.0 million of debt on the property. As of September 30, 2014, the Company's pro-rata portion of debt on Worldwide Plaza was $427.9 million. The debt on the property has a weighted average interest rate of 4.6% and matures in March 2023. The Company accounts for the investment in Worldwide Plaza using the equity method of accounting because the Company exercises significant influence over, but does not control, the entity. As of September 30, 2014, the carrying value of the Company's investment in Worldwide Plaza was $228.7 million.
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
At acquisition, the Company's investment in Worldwide Plaza exceeded the Company's share of the book value of the net assets of Worldwide Plaza by $260.6 million. This basis difference resulted from the excess of the Company's purchase price for the interest in Worldwide Plaza over the book value of Worldwide Plaza's net assets. Substantially all of this basis difference was allocated, based on the Company's estimates of the fair values of Worldwide Plaza's assets and liabilities, to real estate (land and buildings). The Company amortizes the basis difference over the anticipated useful lives of the underlying tangible and intangible assets acquired and liabilities assumed.

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

During the three and nine months ended September 30, 2014, the Company recorded $0.1 million and $1.1 million of loss, respectively, related to its investment in Worldwide Plaza, which includes $3.9 million and $11.7 million of preferred distributions earned, respectively, net of the Company's pro rata share of Worldwide Plaza's net loss during the same period and $3.2 million and $9.7 million of depreciation and amortization expense, respectively, relating to the amortization of the basis difference. The basis difference related to the land will be recognized upon disposition of the Company's investment. The income (loss) related to the Company's investment in Worldwide Plaza is included in other income (expenses) on the consolidated statements of operations and comprehensive income (loss).
The amounts reflected in the following tables (except for the Company’s share of equity and income) are based on the financial information of Worldwide Plaza. The Company does not record losses of the joint venture in excess of its investment balance unless the Company is liable for the obligations of the joint venture or is otherwise committed to provide financial support to the joint venture.
The condensed balance sheets as of September 30, 2014 and December 31, 2013 for Worldwide Plaza are as follows:

(In thousands)	September 30, 2014	December 31, 2013
Real estate assets, at cost	$698,939	$696,342
Less accumulated depreciation and amortization	(92,066)	(77,919)
Total real estate assets, net	606,873	618,423
Other assets	263,068	248,048
Total assets	$869,941	$866,471

Debt	$875,000	$875,000
Other liabilities	16,772	9,923
Total liabilities	891,772	884,923
Deficit	(21,831)	(18,452)
Total liabilities and deficit	$869,941	$866,471

Company's basis	$228,749	$234,774

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

The condensed statement of operations for the three and nine months ended September 30, 2014 for Worldwide Plaza is as follows:

	Three Months Ended	Nine Months Ended
(In thousands)	September 30, 2014	September 30, 2014
Rental income	$28,867	$84,261
Other revenue	1,242	3,686
Total revenue	30,109	87,947
Operating expenses:
Operating expense	11,407	33,699
Depreciation and amortization	6,261	18,889
Total operating expenses	17,668	52,588
Operating income	12,441	35,359
Interest expense	(10,102)	(29,976)
Net income	2,339	5,383
Company's preferred distribution	(3,936)	(11,681)
Net loss to members	$(1,597)	$(6,298)

Company's preferred distribution	$3,936	$11,681
Company's share of net loss from Worldwide Plaza	(780)	(3,079)
Amortization of difference in basis	(3,241)	(9,723)
Company's loss from Worldwide Plaza	$(85)	$(1,121)

Note 5 — Preferred Equity Investment
As of September 30, 2014 and December 31, 2013, the Company owned a preferred equity investment in an institutional quality office building located at 123 William Street in the Financial District of Downtown Manhattan. As of September 30, 2014, the preferred equity investment had a carrying amount of $35.1 million, a five-year term maturing in October 2018, a 0.75% origination fee, a 6.0% current pay rate, and a 2.0% accrual rate (the accrual rate will increase to 2.25% after year two, 2.75% after year three, and 3.25% after year four). The Company's preferred equity investment includes potential additional capital contributions not to exceed a total preferred equity investment of $40.0 million.
The preferred equity investment has a fixed return based on contributed capital, no participation in profits or losses of the real estate activities, and property foreclosure rights in the event of default. As such, the Company records returns earned in income from preferred equity investment, investment securities and interest income on the consolidated statements of operations and comprehensive income (loss). The Company assesses the investment for impairment on a periodic basis.
Note 6 — Investment Securities
As of September 30, 2014, the Company had investments in redeemable preferred stock and a real estate income fund, with an aggregate fair value of $4.3 million. The real estate income fund is managed by an affiliate of the Sponsor (see Note 14 — Related Party Transactions and Arrangements). These investments are considered available-for-sale securities and therefore increases or decreases in the fair value of these investments are recorded in accumulated other comprehensive income (loss) as a component of equity on the consolidated balance sheets unless the securities are considered to be other than temporarily impaired at which time the losses would be reclassified to expense.

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

The following table details the unrealized gains and losses on investment securities as of September 30, 2014 and December 31, 2013:

(In thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2014	$4,324	$40	$(30)	$4,334
December 31, 2013	$1,288	$—	$(240)	$1,048
Unrealized losses as of September 30, 2014 were considered temporary and therefore no impairment was recorded during the three and nine months ended September 30, 2014 and 2013.
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
During the three months ended September 30, 2014, the Company expensed $3.1 million of financing costs in interest expense on the consolidated statements of operations and comprehensive income (loss) as a result of the credit facility amendments.
The Company has the option, based upon its corporate leverage, to have the Amended Facility priced at either: (a) LIBOR, plus an applicable margin that ranges from 1.50% to 2.25%; or (b) the Base Rate plus an applicable margin that ranges from 0.50% to 1.25%. Base Rate is defined in the Amended Facility as the greatest of (i) the fluctuating annual rate of interest announced from time to time by the lender as its “prime rate,” (ii) 0.50% above the federal funds effective rate and (iii) 1.00% above the applicable one-month LIBOR. The outstanding balance of the term and revolving portions of the Amended Facility as of September 30, 2014 was $305.0 million and $320.0 million, respectively. The balance of the term portion of the facility at December 31, 2013 was $305.0 million. The facility had a combined weighted average interest rate of 1.96% and 2.19% as of September 30, 2014 and December 31, 2013, respectively, a portion of which is fixed with an interest rate swap. The Amended Facility includes an unused commitment fee per annum of (a) 0.15% if the unused balance of the facility is equal to or less than 50% of the available facility and (b) 0.25% if the unused balance of the facility exceeds 50% of the available facility. The unused borrowing capacity, based on the value of the borrowing base properties as of September 30, 2014, was $10.6 million. Availability of borrowings is based on a pool of eligible unencumbered real estate assets.
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
The Amended Facility requires the Company to meet certain financial covenants, including the maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios) as well as the maintenance of a minimum net worth. As of September 30, 2014, the Company was in compliance with the debt covenants under the Amended Facility agreement.

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

Note 8 — Mortgage Notes Payable
The Company's mortgage notes payable as of September 30, 2014 and December 31, 2013 consist of the following:

		Outstanding Loan Amount
Portfolio	Encumbered Properties	September 30, 2014	December 31, 2013	Effective Interest Rate		Interest Rate	Maturity
		(In thousands)	(In thousands)
Interior Design Building	1	$20,296	$20,582	4.4%		Fixed	Dec. 2021
Bleecker Street	3	21,300	21,300	4.3%		Fixed	Dec. 2015
Foot Locker	1	3,250	3,250	4.6%		Fixed	Jun. 2016
Regal Parking Garage	1	3,000	3,000	4.5%		Fixed	Jul. 2016
Duane Reade	1	8,400	8,400	3.6%		Fixed	Nov. 2016
Washington Street Portfolio	1	4,764	4,831	4.4%		Fixed	Dec. 2021
One Jackson Square	1	13,000	13,000	3.4%	(1)	Fixed	Dec. 2016
350 West 42nd Street	1	11,365	11,365	3.4%		Fixed	Aug. 2017
1100 Kings Highway	1	20,200	20,200	3.4%	(1)	Fixed	Aug. 2017
1623 Kings Highway	1	7,288	7,288	3.3%	(1)	Fixed	Nov. 2017
256 West 38th Street	1	24,500	24,500	3.1%	(1)	Fixed	Dec. 2017
229 West 36th Street	1	35,000	35,000	2.9%	(1)	Fixed	Dec. 2017
	14	$172,363	$172,716	3.6%	(2)
______________________

(1)	Fixed through an interest rate swap agreement.

(2)	Calculated on a weighted average basis for all mortgages outstanding as of September 30, 2014.
The following table summarizes the scheduled aggregate principal repayments subsequent to September 30, 2014:

(In thousands)	Future Minimum Principal Payments
October 1, 2014 - December 31, 2014	$120
2015	21,794
2016	28,167
2017	102,730
2018	4,573
Thereafter	14,979
Total	$172,363
Some of the Company's mortgage notes payable agreements require compliance with certain property-level financial covenants including debt service coverage ratios. As of September 30, 2014, the Company was in compliance with the financial covenants under its mortgage note agreements.

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
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
The principal amount of the Listing Note will be determinable based, in part, on the actual market value of the Company’s outstanding common stock for the period 180 days to 210 days after the Listing and therefore the principal amount of the Listing Note is not yet definitive. Until the principal amount of the Listing Note can be determined, the Listing Note is considered a derivative which is marked to fair value at each reporting date, with changes in the fair value recorded in the consolidated statements of operations and comprehensive income (loss). The Listing Note fair value as of September 30, 2014 was determined using a Monte Carlo simulation, which uses a combination of observable and unobservable inputs. As of September 30, 2014, the Listing Note had a fair value of $13.4 million. The final principal amount of the Listing Note could differ materially from the current fair value. See Note 10 - Fair Value of Financial Instruments.
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
Although the Company has determined that the majority of the inputs used to value its interest rate swaps fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those interest rate swaps utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of September 30, 2014 and December 31, 2013, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its interest rate swap positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company's interest rate swaps. As a result, the Company has determined that its interest rate swap valuations in their entirety are classified in Level 2 of the fair value hierarchy.

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
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
The valuation of the Listing Note is determined using a Monte Carlo simulation. This analysis reflects the known inputs used in determining the principal amount of the Listing Note, including the gross share proceeds received and the sum of dividends paid prior to the Listing, as well as observable market-based inputs, including interest rate curves, and unobservable inputs, such as expected volatility. As a result, the Company has determined that its Listing Note valuation in its entirety is classified in Level 3 of the fair value hierarchy.
The Company has investments in redeemable preferred stock and a real estate income fund that are traded in active markets and therefore, due to the availability of quoted market prices in active markets, the Company classified these investments as Level 1 in the fair value hierarchy.
The following table presents information about the Company's assets and liabilities (including derivatives that are presented net) measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013, aggregated by the level in the fair value hierarchy within which those instruments fall:

(In thousands)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
September 30, 2014
Interest rate swaps, net	$—	$(381)	$—	$(381)
Investment securities	$4,334	$—	$—	$4,334
Listing Note	$—	$—	$(13,400)	$(13,400)
December 31, 2013
Interest rate swaps, net	$—	$(385)	$—	$(385)
Investment securities	$1,048	$—	$—	$1,048
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets. There were no transfers between levels of the fair value hierarchy during the nine months ended September 30, 2014.
Level 3 valuations
The following is a reconciliation of the beginning and ending balance for the instrument classified in Level 3 of the fair value hierarchy for the nine months ended September 30, 2014:

(In thousands)	Listing Note
Beginning balance as of December 31, 2013	$—
Fair value at issuance	29,400
Fair value adjustment, net	(16,000)
Ending balance as of September 30, 2014	$13,400
The following table provides quantitative information about the significant Level 3 input used (in thousands):

Financial Instrument	Fair Value at September 30, 2014	Principal Valuation Technique	Unobservable Inputs	Input Value
Listing Note	$13,400	Monte Carlo Simulation	Expected volatility	26.0%
The following discussion provides a description of the impact on a fair value measurement of a change in each unobservable input in isolation. For the relationship described below, the inverse relationship would also generally apply.

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

Expected volatility is a measure of the variability in possible returns for an instrument, parameter or market index given how much the particular instrument, parameter or index changes in value over time. Generally, the higher the expected volatility of the underlying instrument, the wider the range of potential future returns. An increase in expected volatility, in isolation, would generally result in an increase in the fair value measurement of an instrument.
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

		Carrying Amount at	Fair Value at	Carrying Amount at	Fair Value at
(In thousands)	Level	September 30, 2014	September 30, 2014	December 31, 2013	December 31, 2013
Mortgage notes payable	3	$172,363	$174,232	$172,716	$173,427
Credit facility	3	$625,000	$625,000	$305,000	$305,000
Preferred equity investment	3	$35,100	$34,600	$30,000	$30,000
The fair value of mortgage notes payable, the fixed-rate portions of term loans on the credit facility, and the preferred equity investment are estimated using a discounted cash flow analysis based on the Advisor's experience with similar types of arrangements. Advances under the credit facility with variable interest rates and advances under the revolving portion of the credit facility are considered to be reported at fair value.
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

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

As of September 30, 2014 and December 31, 2013, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk.

	September 30, 2014		December 31, 2013
Interest Rate Derivative	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Interest rate swaps	6	$179,988	6	$179,988
The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the consolidated balance sheets as of September 30, 2014 and December 31, 2013:

(In thousands)	Balance Sheet Location	September 30, 2014	December 31, 2013
Derivatives designated as hedging instruments:
Interest rate swaps	Derivative assets, at fair value	$443	$490
Interest rate swaps	Derivative liabilities, at fair value	$(824)	$(875)
Derivatives in Cash Flow Hedging Relationships
The table below details the location in the financial statements of the income or loss recognized on interest rate derivatives designated as cash flow hedges for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2014	2013	2014	2013
Amount of income (loss) recognized in accumulated other comprehensive income (loss) from interest rate derivatives (effective portion)	$619	$(2,048)	$(1,613)	$(349)
Amount of loss reclassified from accumulated other comprehensive income (loss) into income as interest expense (effective portion)	$(545)	$(365)	$(1,616)	$(799)
Amount of income recognized in gain on derivative instruments (ineffective portion and amount excluded from effectiveness testing)	$—	$—	$1	$4
Offsetting Derivatives
The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company's derivatives as of September 30, 2014 and December 31, 2013. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the accompanying balance sheets.

				Gross Amounts Not Offset on the Balance Sheet
Derivatives (In thousands)	Gross Amounts of Recognized Assets	Gross Amounts of Recognized Liabilities	Net Amounts of Assets (Liabilities) presented on the Balance Sheet	Financial Instruments	Cash Collateral Posted	Net Amount
September 30, 2014	$443	$(824)	$(381)	$—	$—	$(381)
December 31, 2013	$490	$(875)	$(385)	$—	$—	$(385)
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
September 30, 2014
(Unaudited)

Credit-risk-related Contingent Features
The Company has agreements with its derivative counterparties that contain a provision whereby if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.
As of September 30, 2014, the fair value of derivatives in a net liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $0.9 million. As of September 30, 2014, the Company has not posted any collateral related to its agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at the aggregate termination value of $0.9 million at September 30, 2014.
Note 12 — Common Stock
The Company listed its common stock on the NYSE under the symbol "NYRT" on April 15, 2014. As of September 30, 2014 and December 31, 2013, the Company had 162.2 million and 174.1 million shares of common stock outstanding, respectively, including unvested restricted stock, converted preferred shares and shares issued under the distribution reinvestment plan (the "DRIP").
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
The following table reflects the cumulative number of common shares repurchased as of December 31, 2013 and as of and through the termination of the SRP:

	Number of Requests	Number of Shares Repurchased	Average Price per Share
Cumulative repurchases as of December 31, 2013	35	279,594	$9.63
Repurchases through termination of the SRP	1	5,000	10.00
Cumulative repurchases through termination of the SRP	36	284,594	$9.63

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
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

(In thousands)	Future Minimum Base Rent Payments
October 1, 2014 - December 31, 2014	$847
2015	4,555
2016	4,991
2017	4,991
2018	5,175
Thereafter, 2019 - 2050	260,548
$281,107
Litigation
In the ordinary course of business, the Company may become subject to litigation or claims. There are no material legal proceedings pending or known to be contemplated against the Company.
The Company received a favorable ruling in a suit initiated against the Company by RXR Realty (“RXR”). RXR alleged that it suffered “lost profits” in connection with the Company’s purchase of Worldwide Plaza in October 2013. On August 12, 2014, the Supreme Court of the State of New York dismissed all of RXR’s claims against the seller of Worldwide Plaza and dismissed RXR’s disgorgement claims against the Company, permitting only a limited, immaterial claim against the Company for RXR’s cost of producing due diligence-related material to proceed.
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
Note 14 — Related Party Transactions and Arrangements
The SLP, an entity controlled by the Sponsor, owned 20,000 shares of the Company's outstanding common stock as of September 30, 2014 and December 31, 2013.
The Advisor, as the holder of Class B Units, had the right to make a capital contribution to the OP in exchange for OP units. Pursuant to a Contribution and Exchange Agreement entered into between the Advisor and the OP dated April 15, 2014, the Advisor contributed $0.8 million in cash to the OP in exchange for 83,333 OP units of the OP. See Note 18 - Non-controlling Interests.
As of September 30, 2014, the Company had $3.0 million invested in a real estate income fund managed by an affiliate of the Sponsor (see Note 6 — Investment Securities). There is no obligation to purchase any additional shares and the shares can be sold at any time.

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
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

	Three Months Ended		Nine Months Ended		Payable as of
	September 30,		September 30,		September 30,	December 31,
(In thousands)	2014	2013	2014	2013	2014	2013
Total commissions and fees incurred from Dealer Manager	$—	$41,035	$8	$78,403	$—	$857
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

	Three Months Ended		Nine Months Ended		Payable as of
	September 30,		September 30,		September 30,	December 31,
(In thousands)	2014	2013	2014	2013	2014	2013
Fees and expense reimbursements from the Advisor and Dealer Manager	$—	$2,229	$—	$3,636	$—	$416
Fees Paid in Connection With the Operations of the Company
The Advisor receives an acquisition fee of 1.0% of the contract purchase price of each acquired property and 1.0% of the amount advanced for a loan or other investment. Additionally, the Company reimburses the Advisor for expenses incurred for services provided by third parties and incurs acquisition expenses directly from third parties. The Company expects third-party acquisition expenses to be approximately 0.5% of the purchase price of each property and 0.5% of the amount advanced for a loan or other investment. The total of all acquisition fees, acquisition expenses and any financing coordination fees (as described below) with respect to the Company's portfolio of investments or reinvestments did not exceed 4.5% of the contract purchase price of the Company's portfolio as measured at the close of the acquisition phase. On April 15, 2014, in conjunction with the Listing, the Company entered into the Sixth Amended and Restated Advisory Agreement (the "Amended Advisory Agreement") by and among the Company, the OP and the Advisor, which, among other things, terminated the acquisition fee 180 days after the Listing, or October 12, 2014 (the "Termination Date"), except for fees with respect to properties under contract, letter of intent or under negotiation as of the Termination Date.

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
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
Unless the Company contracts with a third party, the Company pays the Property Manager a property management fee equal to: (i) for non-hotel properties, 4.0% of gross revenues from properties managed, plus market-based leasing commissions; and (ii) for hotel properties, a market-based fee based on a percentage of gross revenues.  The Company also reimburses the Property Manager for property-level expenses.  The Property Manager may subcontract the performance of its property management and leasing services duties to third parties and pay all or a portion of its property management fee to the third parties with whom it contracts for these services. If the Company contracts directly with third parties for such services, the Company will pay them customary market fees and pay the Property Manager an oversight fee equal to 1.0% of the gross revenues of the applicable property.
If the Advisor provides services in connection with the origination or refinancing of any debt that the Company obtains and uses to acquire assets, or that is assumed, directly or indirectly, in connection with the acquisition of assets, the Company pays the Advisor a financing coordination fee equal to 0.75% of the amount available or outstanding under such financing or such assumed debt. In accordance with the Amended Advisory Agreement, the financing coordination fee terminated on the Termination Date, except for fees with respect to properties under contract, letter of intent or under negotiation as of the Termination Date.

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
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
The following table details amounts incurred, forgiven and contractually due in connection with the operations related services described above as of and for the periods presented:

	Three Months Ended September 30,				Nine Months Ended September 30,				Payable as of
	2014		2013		2014		2013		September 30,	December 31,
(In thousands)	Incurred	Forgiven	Incurred	Forgiven	Incurred	Forgiven	Incurred	Forgiven	2014	2013
One-time fees and reimbursements:
Acquisition fees and related cost reimbursements(1)	$3,350	$—	$3,111	$—	$3,350	$—	$2,286	$—	$—	$—
Financing coordination fees	—	—	1,650	—	2,363	—	2,100	—	—	—
Ongoing fees:
Asset management fees (2)	2,980	—	—	—	5,254	—	—	—	—	—
Transfer agent and other professional fees	392	—	—	—	2,019	—	—	—	857	—
Property management and leasing fees	—	431	—	211	—	1,218	—	582	—	—
Strategic advisory fees	—	—	315	—	—	—	920	—	—	—
Dividends on Class B units	—	—	39	—	107	—	79	—	—	—
Total related party operational fees and reimbursements	$6,722	$431	$5,115	$211	$13,093	$1,218	$5,385	$582	$857	$—
___________________________________________

(1)	In June 2013, the Advisor elected to reimburse the Company $2.5 million for insourced acquisition expenses and legal reimbursements incurred.

(2)	Prior to the Listing, the Company caused the OP to issue to the Advisor restricted performance based Class B units for asset management services, which vested as of the Listing.
The Company reimburses the Advisor's costs and expenses of providing services, subject to the limitation that it will not reimburse the Advisor for any amount by which the Company's total operating expenses (as defined in the Company's charter and advisory agreement) for the four preceding fiscal quarters exceeds the greater of (a) 2.0% of average invested assets and (b) 25.0% of net income other than any additions to reserves for depreciation, bad debt or other similar non cash reserves and excluding any gain from the sale of assets for that period.  Additionally, the Company will not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives a separate fee.  No reimbursement was incurred from the Advisor for providing administrative services for the three and nine months ended September 30, 2014 or 2013.
In order to improve operating cash flows and the ability to pay dividends from operating cash flows, the Advisor agreed to waive certain fees including property management fees during the three and nine months ended September 30, 2014 and 2013. Because the Advisor waived certain fees, cash flow from operations that would have been paid to the Advisor was available to pay dividends to stockholders.  The fees that were forgiven are not deferrals and accordingly, will not be paid to the Advisor in any subsequent periods. Additionally, to improve the Company's working capital, the Advisor may elect to absorb a portion of the Company's expenses. The following table details property operating and general and administrative expenses absorbed by the Advisor during the three and nine months ended September 30, 2014 and 2013. These costs are presented net in the accompanying consolidated statements of operations and comprehensive income (loss).

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2014	2013	2014	2013
Property operating expenses absorbed	$623	$—	$623	$—
General and administrative expenses absorbed	377	500	1,418	1,450
Total expenses absorbed	$1,000	$500	$2,041	$1,450

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

The Company had $1.0 million of receivables from affiliates at September 30, 2014 related to absorbed general and administrative and property operating expenses. The Company had no such receivables as of December 31, 2013.
Fees Paid in Connection with the Liquidation or Listing of the Company's Real Estate Assets
In December 2013, the Company entered into a transaction management agreement with RCS Advisory Services, LLC, an entity owned by the Dealer Manager, to provide strategic alternatives transaction management services through the occurrence of a liquidity event and a-la-carte services thereafter. The Company agreed to pay $3.0 million pursuant to this agreement. For the nine months ended September 30, 2014, the Company incurred $1.5 million of expenses pursuant to this agreement, including amounts for services provided in preparation for the Listing, which are included in acquisition and transaction related costs in the consolidated statement of operations and comprehensive income (loss). The Company did not incur any fees in connection with this agreement during the three months ended September 30, 2014. The Company incurred $1.5 million in fees pursuant to this arrangement during the year ended December 31, 2013 which were included in acquisition and transaction related costs in the consolidated statement of operations and comprehensive income (loss). Thus, the Company does not owe the Dealer Manager any more fees pursuant to this agreement.
In December 2013, the Company entered into an information agent and advisory services agreement with the Dealer Manager and American National Stock Transfer, LLC, an entity owned by the Dealer Manager, to provide in connection with a liquidity event, advisory services, educational services to external and internal wholesalers, communication support as well as proxy, tender offer or redemption and solicitation services. The Company agreed to pay $1.9 million pursuant to this agreement. For the nine months ended September 30, 2014, the Company incurred $1.3 million of expenses pursuant to this agreement, which included amounts for services provided in preparation for the Tender Offer, and are included in additional paid-in capital on the accompanying consolidated balance sheet. The Company did not incur any expenses pursuant to this agreement during the three months ended September 30, 2014. The Company incurred $0.6 million in fees pursuant to this arrangement during the year ended December 31, 2013 which were included in acquisition and transaction related costs in the consolidated statement of operations and comprehensive income (loss). Thus, the Company does not owe the Dealer Manager any more fees pursuant to this agreement.
In December 2013, the Company entered into an agreement with RCS Capital, LLC, the investment banking and capital markets division of the Dealer Manager, for strategic and financial advice and assistance in connection with (i) a possible sale transaction involving the Company (ii) the possible listing of the Company’s securities on a national securities exchange, and (iii) a possible acquisition transaction involving the Company. The Dealer Manager received a transaction fee equal to 0.25% of the transaction value in connection with the possible sale transaction, listing or acquisition. In April 2014, in connection with the Listing, the Company incurred and paid $6.9 million in connection with this agreement which were included in acquisition and transaction related costs in the consolidated statement of operations and comprehensive income (loss). Thus, the Company does not owe the Dealer Manager any more fees pursuant to this agreement.
During the nine months ended September 30, 2014, the Company incurred $0.6 million of expenses with affiliated entities relating to general legal, marketing and sales services provided in connection with the Listing. These expenses are included in acquisition and transaction related costs in the consolidated statement of operations and comprehensive income (loss). During the nine months ended September 30, 2014, the Company also incurred approximately $9,000 of expenses with affiliated entities relating to general legal services provided in connection with the Tender Offer. These expenses are included in additional paid-in capital on the accompanying consolidated balance sheets. The Company did not incur any expenses with affiliated entities in connection with the Listing during the three months ended September 30, 2014. As of September 30, 2014, there were no amounts payable to affiliated entities in accounts payable and accrued expenses on the accompanying balance sheets relating to Listing and Tender Offer expenses.
For substantial assistance in connection with the sale of properties, the Company will pay the Advisor a property disposition fee, not to exceed the lesser of 2.0% of the contract sale price of the property and 50% of the competitive real estate commission paid if a third party broker is also involved; provided, however that in no event may the property disposition fee paid to the Advisor when added to real estate commissions paid to unaffiliated third parties exceed the lesser of 6.0% of the contract sales price and a competitive real estate commission. For purposes of the foregoing, "competitive real estate commission" means a real estate brokerage commission for the purchase or sale of a property which is reasonable, customary and competitive in light of the size, type and location of the property. No such fees were incurred or paid for the three and nine months ended September 30, 2014 and 2013.
In connection with the Listing, the OP entered into the Listing Note. See Note 9 - Subordinated Listing Distribution Derivative.

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

In connection with the Listing and the Amended Advisory Agreement, the Company terminated the subordinated termination fee that would be due to the Advisor in the event of termination of the advisory agreement.

In connection with possible strategic alternatives, the Company entered into an agreement with RCS Capital, the investment banking and capital markets division of Realty Capital Securities, LLC. See Note 19 — Subsequent Events.

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
Note 16 — Share-Based Compensation
Stock Option Plan
The Company has a stock option plan (the "Plan") which authorizes the grant of nonqualified stock options to the Company's independent directors, officers, advisors, consultants and other personnel, subject to the absolute discretion of the board of directors and the applicable limitations of the Plan. The exercise price for all stock options granted under the Plan was previously fixed at $10.00 per share until the termination of the IPO, and the current exercise price for stock options granted to the independent directors will be equal to the fair market value of a share on the last business day preceding the annual meeting of stockholders. Upon a change in control, unvested options will become fully vested and any performance conditions imposed with respect to the options will be deemed to be fully achieved.  A total of 0.5 million shares have been authorized and reserved for issuance under the Plan. As of September 30, 2014 and December 31, 2013, no stock options were issued under the Plan.
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
Prior to the Listing, the RSP provided for the automatic grant of 3,000 restricted shares of common stock to each of the independent directors, without any further action by the Company's board of directors or the stockholders, on the date of initial election to the board of directors and on the date of each annual stockholder's meeting. Restricted stock issued to independent directors vested over a five-year period following the first anniversary of the date of grant in increments of 20% per annum. Subsequent to the Listing, the Company amended the RSP to, among other things, remove the fixed amount of shares that are automatically granted to the independent directors. Under the amended RSP, the annual amount granted to the independent directors is determined by the board of directors. Generally, such awards provide for accelerated vesting of (i) all unvested shares upon a change in control or a termination without cause and (ii) the portion of the unvested shares scheduled to vest in the year of termination upon a voluntary termination or the failure to be re-elected to the board.
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

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

The following table displays restricted share award activity during the nine months ended September 30, 2014:

	Number of Restricted Shares	Weighted-Average Issue Price
Unvested, December 31, 2013	24,000	$9.33
Granted	218,845	10.74
Vested	(68,673)	10.25
Forfeited	—	—
Unvested, September 30, 2014	174,172	$10.74
The fair value of the restricted shares, based on the per share price in the IPO or the per share closing price on the NYSE subsequent to the IPO, is expensed over the vesting period of three or five years. Compensation expense related to restricted stock was $1.0 million and approximately $16,000 for the three months ended September 30, 2014 and 2013, respectively. Compensation expense related to restricted stock was $1.1 million and approximately $40,000 for the nine months ended September 30, 2014 and 2013, respectively.
As of September 30, 2014, the Company had $1.3 million of unrecognized compensation cost related to unvested restricted share awards granted under the Company’s RSP.

Multi-Year Outperformance Plan Agreement
On April 15, 2014 (the "Effective Date") in connection with the Listing, the Company entered into the OPP with the OP and the Advisor. Under the OPP, the Advisor was issued 8,880,579 long term incentive plan ("LTIP Units") in the OP with a maximum award value on the issuance date equal to 5.0% of the Company’s market capitalization (the “OPP Cap”). The LTIP Units are structured as profits interest in the OP.
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

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

Subject to the Advisor’s continued service through each vesting date, one third of any earned LTIP Units will vest on each of the third, fourth and fifth anniversaries of the Effective Date. Until such time as the LTIP Units are fully vested in accordance with the provisions of the OPP, the LTIP Units are entitled to dividends equal to 10% of the dividends made on OP units. The Company paid $0.2 million in dividends related to LTIP Units during the three and nine months ended September 30, 2014, which is included in non-controlling interest in the consolidated balance sheets. After the LTIP Units are fully vested, they are entitled to a catch-up dividend and then the same dividends as the OP units. At the time the Advisor’s capital account with respect to the LTIP Units is economically equivalent to the average capital account balance of the OP units and has been earned and has been vested for 30 days, the applicable LTIP Units will automatically convert into OP units on a one-to-one basis. The OPP provides for early calculation of LTIP Units earned and for the accelerated vesting of any earned LTIP Units in the event Advisor is terminated or in the event the Company incurs a change in control, in either case prior to the end of the Three-Year Period.
The Company records equity based compensation expense associated with the awards over the requisite service period of five years. Equity-based compensation expense is adjusted each reporting period for changes in the estimated market-related performance. Compensation expense related to the OPP was $1.5 million and $3.3 million, respectively, for the three and nine months ended September 30, 2014.
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
The following table presents information about the Company's OPP, which is measured at fair value on a recurring basis as of September 30, 2014, aggregated by the level in the fair value hierarchy within which the instrument falls:

(In thousands)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
September 30, 2014
OPP	$—	$—	$(28,200)	$(28,200)
Level 3 valuations
The following is a reconciliation of the beginning and ending balance for the changes in instruments with Level 3 inputs in the fair value hierarchy for the nine months ended September 30, 2014:

(In thousands)	OPP
Beginning balance as of December 31, 2013	$—
Fair value at issuance	31,500
Fair value adjustment	(3,300)
Ending balance as of September 30, 2014	$28,200
The following table provides quantitative information about significant Level 3 input used:

Financial Instrument	Fair Value at September 30, 2014	Principal Valuation Technique	Unobservable Inputs	Input Value
	(In thousands)
OPP	$28,200	Monte Carlo Simulation	Expected volatility	27.0%
The following discussion provides a description of the impact on a fair value measurement of a change in each unobservable input in isolation. For the relationship described below, the inverse relationship would also generally apply.
Expected volatility is a measure of the variability in possible returns for an instrument, parameter or market index given how much the particular instrument, parameter or index changes in value over time. Generally, the higher the expected volatility of the underlying instrument, the wider the range of potential future returns. An increase in expected volatility, in isolation, would generally result in an increase in the fair value measurement of an instrument.

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

Other Share-Based Compensation
The Company may issue common stock in lieu of cash to pay fees earned by the Company's directors at the respective director's election. There are no restrictions on the shares issued. The following table reflects the shares of common stock issued to directors in lieu of cash compensation:

	Nine Months Ended September 30,
	2014	2013
Shares issued in lieu of cash	—	18,107
Value of shares issued in lieu of cash (in thousands)	$—	$162
Note 17 — Net Income (Loss) Per Share
The following is a summary of the basic and diluted net income (loss) per share computations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share and per share data)	2014	2013	2014	2013
Basic net income (loss) attributable to stockholders	$9,695	$(5,373)	$(65,698)	$(6,148)
Adjustments to net income (loss) attributable to stockholders for common share equivalents	(1,305)	—	—	—
Net income (loss) attributable to stockholders	$8,390	$(5,373)	$(65,698)	$(6,148)

Basic weighted average shares outstanding	161,975,420	83,841,078	168,624,050	49,902,303
Basic net income (loss) per share attributable to stockholders	$0.06	$(0.06)	$(0.39)	$(0.12)
Diluted weighted average shares outstanding	162,181,209	83,841,078	168,624,050	49,902,303
Diluted net income (loss) per share attributable to stockholders	$0.05	$(0.06)	$(0.39)	$(0.12)

Diluted net income (loss) per share assumes the conversion of all common share equivalents into an equivalent number of common shares, unless the effect is antidilutive.  The Company considers unvested restricted stock, OP units, Class B units and LTIP units to be common share equivalents. The Company had the following common share equivalents for the periods presented, which were excluded from the calculation of diluted loss per share attributable to stockholders as the effect would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Unvested restricted stock	—	24,000	174,172	24,000
OP units	1,272,200	200	1,272,200	200
Class B units	—	299,483	—	299,483
LTIP units	8,880,579	—	8,880,579	—
Total anti-dilutive common share equivalents	10,152,779	323,683	10,326,951	323,683

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

Note 18 — Non-Controlling Interests
The Company is the sole general partner of the OP and holds the majority of OP units. The Advisor, a limited partner, held 200 OP units as of December 31, 2013, which represented a nominal percentage of the aggregate OP ownership. On April 15, 2014, 1,188,667 Class B units that were previously issued to the Advisor for asset management fees were converted to OP units on a one-to-one basis. Additionally, the Advisor, as the holder of Class B Units, had the right to make a capital contribution to the OP in exchange for OP units. Pursuant to a Contribution and Exchange Agreement entered into between the Advisor and the OP dated April 15, 2014, the Advisor contributed $0.8 million in cash to the OP in exchange for 83,333 OP units of the OP. As of September 30, 2014, the Advisor held 1,272,200 OP units. There were $0.1 million and $0.2 million of dividends paid to OP unit holders during the three and nine months ended September 30, 2014, respectively.
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
In December 2010, an unrelated third party and a related party, American Realty Capital Operating Partnership, L.P., contributed $1.0 million and $12.0 million to acquire the Bleecker Street properties, respectively.  The Company had the sole voting rights and was the controlling member of the limited liability company that owns the Bleecker Street properties. The non-controlling members' aggregate initial investment balance of $13.0 million was reduced by the monthly distributions paid to each non-controlling member.  There were approximately $0.1 million of distributions to non-controlling members during the nine months ended September 30, 2013. The Company fully redeemed the related party's and third party's non-controlling interest in Bleecker Street in June 2012 and December 2013, respectively.
The Company is the controlling member of the limited liability company that owns the 163 Washington Avenue Apartments, acquired in September 2012. The Company has the sole voting rights under the operating agreement of this limited liability company. The non-controlling members' aggregate initial investment balance of $0.5 million will be reduced by the distributions paid to each non-controlling member. No distributions were paid during the three and nine months ended September 30, 2014 or 2013.
Note 19 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Form 10-Q, and determined that there have not been any events that have occurred that would require adjustments to disclosures in the consolidated financial statements except for the following event:
In October 2014, the Company entered into separate transaction management agreements with Barclays Capital Inc. and RCS Capital, the investment banking and capital markets division of the Dealer Manager, as financial advisors to assist the board of the Company in evaluating strategic options to enhance long-term shareholder value, including a business combination involving the Company or a sale of the Company. Pursuant to the agreement with RCS Capital, the Company will pay to RCS Capital a transaction fee upon the consummation of a transaction equal to 0.25% of the transaction value. Pursuant to the agreement with Barclays Capital Inc., the Company will pay to Barclays Capital Inc. a transaction fee based on the transaction value.

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

Overview
We focus on acquiring and owning income-producing commercial real estate located in New York City, primarily office and retail properties located in Manhattan. To add diversity to the portfolio, we may also acquire multifamily, industrial, hotel and other types of real properties as well as originate or acquire first mortgage loans, mezzanine loans, or preferred equity interests related to New York City real estate. We purchased our first property and commenced active operations in June 2010. As of September 30, 2014, we owned 24 properties and real estate-related assets.
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
 We were incorporated on October 6, 2009. We are a Maryland corporation that qualified as a REIT for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2010.  Substantially all of our business is conducted through the OP. We have no employees. Our Advisor manages our affairs on a day-to-day basis. The Property Manager serves as our property manager, unless services are performed by a third party for specific properties.  Realty Capital Securities, LLC (our "Dealer Manager") served as the dealer manager of our IPO and continues to provide various services.  The Advisor, Property Manager and Dealer Manager are under common control with the parent of our sponsor, American Realty Capital III, LLC (our "Sponsor"), as a result of which, they are related parties and receive compensation, fees and expense reimbursements for services related to the investment and management of our assets.
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
Reclassifications
Certain prior quarter amounts on the consolidated statements of operations and comprehensive income (loss) have been reclassified to conform to the current quarter presentation.
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
Our hotel revenues are included in operating expense reimbursements and other revenue and are derived from room rentals and other sources such as charges to guests for telephone service, movie and vending commissions, meeting and banquet room revenue and laundry services. Hotel revenues are recognized as earned.

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
Results of Operations
Comparison of Three Months Ended September 30, 2014 to Three Months Ended September 30, 2013
As of July 1, 2013, we owned 17 properties. From July 1, 2013 through September 30, 2014, we acquired seven properties and real-estate related assets (our "Acquisitions"). As of September 30, 2014, we owned 24 properties and real estate-related assets, which were 94.9% leased. Accordingly, our results of operations for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013, reflect significant increases in most categories.
Rental Income
Rental income increased $15.7 million to $30.2 million for the three months ended September 30, 2014, from $14.5 million for the three months ended September 30, 2013. The increase in rental income was primarily driven by our Acquisitions, which resulted in an increase in rental income of $15.3 million for the three months ended September 30, 2014, compared to the three months ended September 30, 2013 as well as lease termination fees of $0.8 million as a result of a partial lease termination and modification at 229 West 36th Street. This was partially offset by a net decrease in rental income of $0.4 million due to a termination at our 416 Washington Street property as a result of damage caused by Hurricane Sandy, declines in occupancy at 163 Washington Street and net leasing activity at 218 West 18th Street. The terminated space at 416 Washington Street was re-leased in September 2014, resulting in a fully occupied property as of September 30, 2014. Additionally, 218 West 18th Street is also currently fully leased due to rental agreements signed in July and October 2014.

Operating Expense Reimbursements and Other Revenue
Operating expense reimbursements and other revenue increased $9.0 million to $10.3 million for the three months ended September 30, 2014 from $1.3 million for the three months ended September 30, 2013, primarily due to our Acquisitions, including our hotel property. Pursuant to many of our lease agreements, tenants are required to pay their pro rata share of certain property operating expenses, in addition to base rent, whereas under certain other lease agreements, the tenants are directly responsible for all operating costs of the respective properties. The increase also related to parking revenue due to the switch to self managing the garage at 416 Washington Street in December 2013.
Property Operating Expenses
Property operating expenses increased $11.9 million to $15.6 million for the three months ended September 30, 2014, from $3.7 million for the three months ended September 30, 2013.  The increase in property operating expenses related primarily to real estate taxes, utilities, maintenance and ground rent as well as hotel operations associated with our Acquisitions. This increase was partially offset by absorption of $0.6 million by the Advisor during the three months ended September 30, 2014. There was no absorption by the Advisor during the three months ended September 30, 2013.
Operating Fees to Affiliates
Operating fees to affiliates were $3.0 million for the three months ended September 30, 2014. Operating fees to affiliates represent asset management fees earned by the Advisor. Prior to the Listing, we issued to the Advisor restricted performance based Class B units for asset management services, which vested as of the Listing. As such, there were no operating fees to affiliates for the three months ended September 30, 2013.
Our Property Manager is entitled to fees for the management of our properties. Property management fees increase in direct correlation with gross revenues. Our Property Manager elected to waive these fees for the three months ended September 30, 2014 and 2013.  For the three months ended September 30, 2014 and 2013, we would have incurred property management fees of $0.4 million and $0.2 million, respectively, had these fees not been waived.
Acquisition and Transaction Related Expenses
Acquisition and transaction related expenses were $4.4 million for the three months ended September 30, 2014, primarily relating to our acquisition of 245-249 West 17th Street. During the three months ended September 30, 2013, we incurred $4.3 million of acquisition and transaction related expenses, primarily related to the acquisition of two properties during the period.
Fair Value of Listing Promote
Fair value of listing promote decreased by $24.7 million for the three months ended September 30, 2014, representing the change in the valuation of the Listing Note. The principal value of the Listing Note obligation is not yet definitive and the principal value could differ materially from the fair value at September 30, 2014. The Listing Note is marked-to-market quarterly, with changes in the value recorded in the consolidated statements of operations and comprehensive income (loss).
General and Administrative Expenses
General and administrative expenses increased $3.1 million to $3.3 million for the three months ended September 30, 2014, from $0.2 million for the three months ended September 30, 2013, largely driven by higher equity-based compensation expense and professional fees. Equity-based compensation expense of $2.5 million for the three months ended September 30, 2014 included amortization of the fair value of the OPP, which was adopted in conjunction with the Listing as well as board member compensation. Board member equity-based compensation was $16,000 for the three months ended September 30, 2013. Professional fees increased by $0.5 million to support our larger real estate portfolio, number of stockholders and operations as a traded REIT subsequent to Listing. At the time the IPO ended in December 2013, we began to expense, as incurred, professional fees relating to stockholder services, because these costs no longer related to fulfilling subscriptions and offering costs. Additionally, the Advisor elected to absorb $0.4 million and $0.5 million of general and administrative expenses for the three months ended September 30, 2014 and 2013, respectively.
Depreciation and Amortization Expense
Depreciation and amortization expense increased $11.4 million to $21.7 million for the three months ended September 30, 2014, compared to $10.3 million for the three months ended September 30, 2013. The increase in depreciation and amortization expense related mainly to our Acquisitions, which resulted in additional expense of $12.2 million as well as $0.6 million related to the acceleration of depreciation on tenant improvements as a result of a partial lease termination and modification at 229 West 36th Street. The increase was partially offset by a $1.4 million decrease in depreciation and amortization expense related to prior period tenant lease expirations and terminations.

Interest Expense
Interest expense increased $5.7 million to $8.4 million for the three months ended September 30, 2014 from $2.7 million for the three months ended September 30, 2013, as a result of a higher weighted average credit facility balance outstanding of $445.1 million during the three months ended September 30, 2014, compared to the $47.4 million during the three months ended September 30, 2013, as well as the associated increased amortization of deferred financing costs resulting from expanding our credit facility. Additionally, we expensed $3.1 million of financing costs during the three months ended September 30, 2014 as a result of the credit facility amendments.
We view a mix of secured and unsecured financing sources as an efficient and accretive means to acquire properties and manage working capital.  Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the cost of borrowings and the opportunity to acquire real estate assets which meet our investment objectives.
Loss from Unconsolidated Joint Venture
Loss from unconsolidated joint venture was $0.1 million for the three months ended September 30, 2014, which represents our preferred distribution, net of our pro-rata share of the net loss of Worldwide Plaza and the amortization of the difference in basis between our investment and the book value of Worldwide Plaza's net assets, which we acquired in October 2013.
Income from Preferred Equity Investment, Investment Securities and Interest Income
Income from preferred equity investment, investment securities and interest income was $0.8 million for the three months ended September 30, 2014, which primarily represents income earned on our preferred equity investment in 123 William Street, acquired in October 2013, and our investments in redeemable preferred stock and a real estate income fund. Income from preferred equity investment, investment securities and interest income was approximately $26,000 during the three months ended September 30, 2013, primarily representing the income earned on cash and cash equivalents and investment securities held during the period. We did not own any preferred equity investments during the three months ended September 30, 2013.
Net Loss Attributable to Non-Controlling Interests
The net loss attributable to non-controlling interests during the three months ended September 30, 2014 and 2013 was $0.2 million and $7,000, respectively, which represents the net loss attributable to non-controlling interests for the period. The increase in net loss attributable to non-controlling interests was primarily driven by the increase in OP units resulting from the Listing.
Comparison of Nine Months Ended September 30, 2014 to Nine Months Ended September 30, 2013
As of January 1, 2013, we owned 16 properties. From January 1, 2013 through September 30, 2014, we acquired eight properties and real-estate related assets (our "Acquisitions"). As of September 30, 2014, we owned 24 properties and real estate-related assets, which were 94.9% leased. Accordingly, our results of operations for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013, reflect significant increases in most categories.
Rental Income
Rental income increased $51.2 million to $83.5 million for the nine months ended September 30, 2014, from $32.3 million for the nine months ended September 30, 2013. The increase in rental income was primarily driven by our Acquisitions, which resulted in an increase in rental income of $51.0 million for the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013 as well as lease termination fees of $0.8 million related to a partial lease termination and modification at 229 West 36th Street. This was partially offset by a net decrease in rental income of $0.6 million due to net leasing activity at 416 Washington Street as a result of damage caused by Hurricane Sandy as well as 256 West 38th Street, partially offset by higher occupancy at 163 Washington Street. The terminated space at 416 Washington Street was re-leased in September 2014, resulting in a fully occupied property as of September 30, 2014. We began self managing the garage at 416 Washington Street in December 2013 through a third-party national operator. Parking revenue associated with self management is higher than the rental income we would have received, however this parking revenue is included in operating expense reimbursements and other revenue.
Operating Expense Reimbursements and Other Revenue
Operating expense reimbursements and other revenue increased $23.8 million to $26.5 million for the nine months ended September 30, 2014 from $2.7 million for the nine months ended September 30, 2013, primarily due to our Acquisitions, including our hotel property. Pursuant to many of our lease agreements, tenants are required to pay their pro rata share of certain property operating expenses, in addition to base rent, whereas under certain other lease agreements, the tenants are directly responsible for all operating costs of the respective properties. The increase also related to parking revenue due to the switch to self managing the garage at 416 Washington Street in December 2013.

Property Operating Expenses
Property operating expenses increased $35.7 million to $43.6 million for the nine months ended September 30, 2014, from $7.9 million for the nine months ended September 30, 2013.  The increase in property operating expenses primarily related to real estate taxes, utilities, maintenance and ground rent as well as hotel operations associated with our Acquisitions, which resulted in an increase of $35.8 million for the nine months ended September 30, 2014. Property operating expenses increased $0.5 million at our other properties, primarily related to increased real estate taxes, utilities and maintenance expenses. This increase was partially offset by absorption of $0.6 million by the Advisor during the nine months ended September 30, 2014. There was no absorption by the Advisor during the nine months ended September 30, 2013.
Operating Fees to Affiliates
Operating fees to affiliates were $5.3 million for the nine months ended September 30, 2014. Operating fees to affiliates represent asset management fees earned by the Advisor. Prior to the Listing, we issued the Advisor restricted performance based Class B units for prior asset management services, which vested as of the Listing. As such, there were no operating fees to affiliates for the nine months ended September 30, 2013.
Our Property Manager is entitled to fees for the management of our properties. Property management fees increase in direct correlation with gross revenues. Our Property Manager elected to waive these fees for the nine months ended September 30, 2014 and 2013.  For the nine months ended September 30, 2014 and 2013, we would have incurred property management fees of $1.2 million and $0.6 million, respectively, had these fees not been waived.
Acquisition and Transaction Related Expenses
Acquisition and transaction related expenses increased $11.5 million to $16.1 million for the nine months ended September 30, 2014, from $4.6 million for the nine months ended September 30, 2013 primarily relating to the Listing. These fees and expenses mainly consist of $8.9 million relating to investment banking, advisory and other services provided by affiliated entities, including RCS Advisory Services, LLC, an entity owned by the Dealer Manager, and RCS Capital, LLC, the investment banking and capital markets division of the Dealer Manager, and $2.7 million relating to other third party fees and expenses generally in connection with the Listing.
Acquisition and transaction related expenses also included $4.4 million during the nine months ended September 30, 2014 relating to our acquisition of 245-249 West 17th Street. Acquisition and transaction related expense of $4.6 million for the nine months ended September 30, 2013 included $7.1 million for the purchase of three properties during the period, partially offset by a reimbursement by the Advisor of $2.5 million for insourced expenses and legal reimbursements that had been paid on previous acquisitions.
Vesting of Asset Management Fees
Vesting of asset management fees expense was $11.5 million for the nine months ended September 30, 2014, relating to the vesting of Class B units previously issued to the Advisor for asset management services. The performance condition related to these Class B units was satisfied upon completion of the Listing. On April 15, 2014, the Class B units were converted to OP units on a one-to-one basis.
Fair Value of Listing Promote
Fair value of listing promote of $13.4 million for the nine months ended September 30, 2014 represents the valuation of the Listing Note. The principal value of the Listing Note obligation is not yet definitive and the principal value could differ materially from the fair value at September 30, 2014. The Listing Note is marked-to-market quarterly, with changes in the value recorded in the consolidated statements of operations and comprehensive income (loss).
General and Administrative Expenses
General and administrative expenses increased $7.0 million to $7.5 million for the nine months ended September 30, 2014 from $0.5 million for the nine months ended September 30, 2013, primarily related to an increase of $6.9 million in equity-based compensation and professional fees to support our larger real estate portfolio, number of stockholders and operations as a traded REIT subsequent to Listing. Equity-based compensation expense of $4.4 million for the nine months ended September 30, 2014 included amortization of the fair value of the OPP, which was adopted in conjunction with the Listing and board member equity-based compensation. Board member equity-based compensation was $40,000 for the nine months ended September 30, 2013. At the time the IPO ended in December 2013, we began to expense, as incurred, professional fees relating to stockholder services, because these costs no longer related to fulfilling subscriptions and offering costs. Additionally, the Advisor elected to absorb $1.4 million and $1.5 million of general and administrative expenses for the nine months ended September 30, 2014 and 2013, respectively.

Depreciation and Amortization Expense
Depreciation and amortization expense increased $42.4 million to $62.9 million for the nine months ended September 30, 2014, compared to $20.5 million for the nine months ended September 30, 2013. The increase in depreciation and amortization expense related mainly to our Acquisitions, which resulted in additional expense of $44.2 million as well as $0.6 million related to the acceleration of depreciation on tenant improvements as a result of a partial lease termination and modification at 229 West 36th Street. The increase was partially offset by a $2.5 million decrease in depreciation and amortization expense relating to prior period tenant lease expirations and terminations.
Interest Expense
Interest expense increased $9.6 million to $17.2 million for the nine months ended September 30, 2014 from $7.6 million for the nine months ended September 30, 2013, as a result of a higher weighted average balance outstanding of $354.5 million during the nine months ended September 30, 2014, compared to the $29.2 million during the nine months ended September 30, 2013, as well as the associated increased amortization of deferred financing costs resulting from expanding our credit facility. Additionally, we expensed $3.1 million of financing costs during the three months ended September 30, 2014 as a result of the credit facility amendments.
We view a mix of secured and unsecured financing sources as an efficient and accretive means to acquire properties and manage working capital.  Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the cost of borrowings and the opportunity to acquire real estate assets which meet our investment objectives.
Loss from Unconsolidated Joint Venture
Loss from unconsolidated joint venture was $1.1 million for the nine months ended September 30, 2014, which represents our preferred distribution, net of our pro-rata share of the net loss of Worldwide Plaza and the amortization of the difference in basis between our investment and the book value of Worldwide Plaza's net assets, which we acquired in October 2013.
Income from Preferred Equity Investment, Investment Securities and Interest Income
Income from preferred equity investment, investment securities and interest income was $2.1 million for the nine months ended September 30, 2014, which primarily represents income earned on our preferred equity investment in 123 William Street, acquired in October 2013, and our investments in redeemable preferred stock and a real estate income fund. Income of approximately $27,000 during the nine months ended September 30, 2013, primarily representing the income earned on cash and cash equivalents and investment securities held during the period. We did not own any preferred equity investments during the nine months ended September 30, 2013.
Net Loss Attributable to Non-Controlling Interests
The net loss attributable to non-controlling interests during the nine months ended September 30, 2014 and 2013 was $0.7 million and approximately $22,000, respectively, which represents the net loss attributable to non-controlling interests for the period. The increase in net loss attributable to non-controlling interests was primarily driven by the increase in OP units resulting from the Listing.
Cash Flows for the Nine Months Ended September 30, 2014
For the nine months ended September 30, 2014, net cash provided by operating activities was $1.1 million. The level of cash flows used in or provided by operating activities is affected by the volume of acquisition activity, the timing of interest payments and the amount of borrowings outstanding during the period, as well as the receipt of scheduled rent payments and the level of property operating expenses. Cash flows provided by operating activities during the nine months ended September 30, 2014 included $16.1 million of transaction costs relating to the Listing and the acquisition of 245-249 West 17th Street. Cash flows provided by operating activities included a net loss adjusted for non-cash items, resulting in a cash inflow of $26.6 million (net loss of $66.4 million adjusted for depreciation and amortization of tangible and intangible real estate assets and other non-cash charges of $93.0 million). These cash inflows were partially offset by an increase in prepaid expenses and other assets of $16.1 million primarily due to unbilled rent receivables recorded in accordance with accounting for rental income on a straight-line basis, other accounts receivable and deferred leasing costs. These cash inflows were further offset by a decrease in accounts payable and accrued expenses of $4.4 million, primarily due to fees paid to our Dealer Manager for services rendered in 2013 related to exploring our liquidity event, an increase in receivables from affiliated entities of $1.0 million related to the absorption of general and administrative and property operating expenses and a decrease in deferred rent of $4.0 million.
Net cash used in investing activities during the nine months ended September 30, 2014 of $328.3 million primarily related to $316.2 million for the acquisition of 245-249 W 17th street, a free rent credit from the seller held in escrow of $8.4 million, $5.8 million of capital expenditures and $3.0 million in purchases of additional investment securities. These cash inflows were partially offset by distributions from our unconsolidated joint venture in Worldwide Plaza of $5.2 million.

Net cash provided by financing activities of $120.0 million during the nine months ended September 30, 2014 primarily related to proceeds from our line of credit of $320.0 million, proceeds from the issuance of common stock of $11.3 million and a $0.8 million contribution from the Advisor for OP units. These inflows were partially offset by the Tender Offer and other repurchases of common stock, including associated fees and expenses, of $154.3 million, dividends to stockholders of $47.5 million, increases to restricted cash of $0.8 million, deferred financing costs paid of $7.3 million to expand the credit facility, offering costs paid of $1.5 million, principal payments related to mortgage notes payable of $0.4 million and $0.4 million of dividends to OP unit holders.
Cash Flows for the Nine Months Ended September 30, 2013
For the nine months ended September 30, 2013, net cash provided by operating activities was $6.4 million.  The level of cash flows used in or provided by operating activities is affected by the volume of acquisition activity, the timing of interest payments and the amount of borrowings outstanding during the period, as well as the receipt of scheduled rent payments. Cash flows provided by operating activities during the nine months ended September 30, 2013 included $4.6 million of acquisition and transaction costs. Cash flows provided by operating activities included a net loss adjusted for non-cash items, resulting in a cash inflow of $14.9 million (net loss of $6.2 million adjusted for depreciation and amortization of tangible and intangible real estate assets and other non-cash charges of $21.1 million ) and an increase in deferred rent of $0.8 million. These cash inflows were partially offset by an increase in prepaid expenses and other assets of $8.5 million primarily due to unbilled rent receivables recorded in accordance with accounting for rental income on a straight line basis, other accounts receivable, prepaid insurance and deferred leasing costs and a decrease in accounts payable and accrued expenses of $0.7 million mainly due to the payment of December 2012 acquisition and transaction related expenses.
Net cash used in investing activities during the nine months ended September 30, 2013 of $370.6 million primarily related to $348.8 million for the acquisition of three properties. Cash used in investing activities also included $10.5 million for capital expenditures and tenant improvements, a $10.0 million deposit for a pending acquisition and $1.3 million for the purchase of investment securities.
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
Non-GAAP Financial Measures
This section includes non-GAAP financial measures, including Funds from Operations, Core Funds from Operations, Adjusted Funds from Operations, Earnings before Interest, Taxes and Depreciation and Amortization, Net Operating Income and Cash Net Operating Income. A description of these non-GAAP measures and reconciliations to the most directly comparable GAAP measure, which is net income, is provided below.
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
Core FFO is FFO, excluding acquisition and transaction related costs, other costs that are considered to be non-recurring, such as charges relating to the Listing Note, non-recurring revenue, such as lease termination or modification fees, and non-recurring expenses. The purchase of properties, and the corresponding expenses associated with that process, is a key operational feature of our business plan to generate operational income and cash flows in order to make dividend payments to investors. In evaluating investments in real estate, we differentiate the costs to acquire the investment from the operations derived from the investment. By excluding expensed acquisition costs, we believe Core FFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management's analysis of the investing and operating performance of our properties.
We exclude certain income or expense items from AFFO that we consider more reflective of investing activities, other non-cash income and expense items and the income and expense effects of other activities that are not a fundamental attribute of our business plan. These items include unrealized gains and losses, which may not ultimately be realized, such as gains or losses on derivative instruments, gains or losses on contingent valuation rights, gains and losses on investments and early extinguishment of debt. We also exclude dividends on Class B OP Units as the related shares are assumed to have converted to common stock in our calculation of fully diluted weighted average common shares. In addition, by excluding non-cash income and expense items such as amortization of above-market and below-market lease intangibles, amortization of deferred financing costs, straight-line rent and equity-based compensation from AFFO, we believe we provide useful information regarding income and expense items which have no cash impact and do not provide liquidity to the company or require capital resources of the company. Similarly, we include items such as free rent credits paid by sellers in our calculation of AFFO because these funds are paid to us during the free rent period and therefore improve our liquidity and ability to pay dividends. By providing AFFO, we believe we are presenting useful information that assists investors and analysts to better assess the sustainability of our ongoing operating performance without the impacts of transactions that are not related to the ongoing profitability of our portfolio of properties. We also believe that AFFO is a recognized measure of sustainable operating performance by the REIT industry. Further, we believe AFFO is useful in comparing the sustainability of our operating performance with the sustainability of the operating performance of other real estate companies that are not as involved in activities which are excluded from our calculation. Investors are cautioned that AFFO should only be used to assess the sustainability of our operating performance excluding these activities, as it excludes certain costs that have a negative effect on our operating performance during the periods in which these costs are incurred.
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

The table below reflects the items deducted from or added to net income (loss) in our calculation of FFO, Core FFO and AFFO during the periods presented.  Items are presented net of non-controlling interest portions where applicable.

	Three Months Ended			Nine Months Ended
(In thousands)	March 31, 2014	June 30, 2014	September 30, 2014	September 30, 2014
Net income (loss) (in accordance with GAAP)	$(8,155)	$(67,748)	$9,522	$(66,381)
Depreciation and amortization, net of adjustments related to joint ventures	21,003	20,213	21,649	62,865
Proportionate share of depreciation and amortization related to unconsolidated joint venture	6,354	6,302	6,302	18,958
FFO	19,202	(41,233)	37,473	15,442
Acquisition fees and expenses	69	11,577	4,436	16,082
Vesting of asset management fees	—	11,500	—	11,500
Fair value of listing promote	—	38,100	(24,700)	13,400
Non-recurring revenue	—	—	(855)	(855)
Non-recurring non-cash compensation expense	—	—	332	332
Non-recurring deferred financing costs	—	—	3,108	3,108
Core FFO	19,271	19,944	19,794	59,009
Plus:
Non-cash compensation expense	16	1,882	2,143	4,041
Deferred financing costs	726	1,424	1,275	3,425
Seller free rent credit	—	—	2,277	2,277
Class B distributions	88	19	—	107
Minus:
Amortization of market lease intangibles	(2,454)	(2,267)	(2,296)	(7,017)
Mark-to-market adjustments on derivatives	—	(1)	—	(1)
Straight-line rent	(2,430)	(1,446)	(4,839)	(8,715)
Recurring capital expenditures	(1,216)	(608)	(363)	(2,187)
Proportionate share of adjustments related to unconsolidated joint venture	(560)	(758)	(680)	(1,998)
AFFO	$13,441	$18,189	$17,311	$48,941

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

Net operating income ("NOI") is a non-GAAP financial measure equal to net income attributable to stockholders, the most directly comparable GAAP financial measure, less discontinued operations, interest, other income and income from preferred equity investments and investments securities, plus corporate general and administrative expense, acquisition and transaction costs, depreciation and amortization, other non-cash expenses and interest expense. NOI is adjusted to include our pro-rata share of NOI from unconsolidated joint ventures. We use NOI internally as a performance measure and believe NOI provides useful information to investors regarding our financial condition and results of operations because it reflects only those income and expense items that are incurred at the property level. Therefore, we believe NOI is a useful measure for evaluating the operating performance of our real estate assets and to make decisions about resource allocations. Further, we believe NOI is useful to investors as a performance measure because, when compared across periods, NOI reflects the impact on operations from trends in occupancy rates, rental rates, operating costs and acquisition activity on an unleveraged basis, providing perspective not immediately apparent from net income. NOI excludes certain components from net income in order to provide results that are more closely related to a property's results of operations. For example, interest expense is not necessarily linked to the operating performance of a real estate asset and is often incurred at the corporate level as opposed to the property level. In addition, depreciation and amortization, because of historical cost accounting and useful life estimates, may distort operating performance at the property level. NOI presented by us may not be comparable to NOI reported by other REITs that define NOI differently. We believe that in order to facilitate a clear understanding of our operating results, NOI should be examined in conjunction with net income as presented in our consolidated financial statements. NOI should not be considered as an alternative to net income as an indication of our performance or to cash flows as a measure of our liquidity or ability to make dividends.
Cash NOI is NOI presented on a cash basis, which is NOI after eliminating the effects of straight-lining of rent and the amortization of above and below market leases.
The tables below reflect the reconciliation of net loss to Adjusted EBITDA, NOI and Cash NOI during the periods presented.

	Three Months Ended			Nine Months Ended
(In thousands)	March 31, 2014	June 30, 2014	September 30, 2014	September 30, 2014
Net income (loss) (in accordance with GAAP)	$(8,155)	$(67,748)	$9,522	$(66,381)
Acquisition and transaction related	69	11,577	4,436	16,082
Vesting of asset management fees	—	11,500	—	11,500
Depreciation and amortization	21,013	20,222	21,657	62,892
Interest expense	3,939	4,813	8,407	17,159
Gain on derivative instruments	—	(1)	—	(1)
Fair value of listing promote	—	38,100	(24,700)	13,400
Proportionate share of adjustments related to unconsolidated joint venture	11,187	11,189	11,242	33,618
Adjusted EBITDA	28,053	29,652	30,564	88,269
General and administrative	1,361	2,758	3,339	7,458
Asset management fee to affiliate	—	2,274	2,980	5,254
Income from preferred equity investment, investment securities and interest	(624)	(677)	(769)	(2,070)
Preferred return on unconsolidated joint venture	(3,851)	(3,894)	(3,936)	(11,681)
Proportionate share of other adjustments related to unconsolidated joint venture	3,135	652	1,924	5,711
NOI	28,074	30,765	34,102	92,941
Amortization of above/below market lease assets and liabilities	(2,454)	(2,267)	(2,296)	(7,017)
Straight-line rent	(2,430)	(1,446)	(4,839)	(8,715)
Proportionate share of adjustments related to unconsolidated joint venture	(560)	(758)	(680)	(1,998)
Cash NOI	$22,630	$26,294	$26,287	$75,211

Liquidity and Capital Resources
As of September 30, 2014, we had cash and cash equivalents of $26.1 million. In the normal course of business, our principal demands for funds will continue to be for property acquisitions, either directly or through investment interests, for the payment of operating expenses, dividends to our investors, and for the payment of principal and interest on our outstanding indebtedness. Future sources of capital include proceeds from secured or unsecured financings from banks or other lenders, proceeds from offerings, including issuances of equity or debt securities from our universal shelf registration statement, proceeds from the sale of properties and undistributed funds from operations. We expect to increase the amount of cash flow generated from operating activities in future periods through future acquisitions and the stabilization of our current investment portfolio. Furthermore, we anticipate increased cash flow through future leasing activity and the contractual rent escalations included in a majority of our current leases during the primary term of the lease. Such increased cash flow will positively impact the amount of funds available for dividends. Our principal sources and uses of funds are further described below.
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
Availability of Funds from Credit Facility
On April 14, 2014, we entered into an amendment to our credit facility ("Credit Facility") with Capital One, National Association ("Capital One"). The Credit Facility allows for total borrowings of up to $705.0 million with a $305.0 million term loan and a $400.0 million revolving loan which mature on August 20, 2018 and August 20, 2016, respectively. The Credit Facility contains an "accordion feature" to allow us, under certain circumstances, to increase the aggregate loan borrowings to up to $1.0 billion of total borrowings. As of September 30, 2014, the outstanding balance of the term loan and revolving components of the credit facility was $305.0 million and $320.0 million, respectively, with a combined weighted average interest rate of 2.0%. The unused borrowing capacity, based on the value of the borrowing base properties as of September 30, 2014, was $10.6 million. Availability of borrowings is based on a pool of eligible unencumbered real estate assets.
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
In connection with our financings, our Advisor currently receives a financing coordination fee, equal to 0.75% of the amount made available or outstanding under such financing, subject to certain limitations. On April 15, 2014, 2014, we entered into the Sixth Amended and Restated Advisory Agreement by and among us, the OP and the Advisor (the "Amended Advisory Agreement"), which, among other things, terminated the financing coordination fee 180 days after listing, or October 12, 2014 (the "Termination Date"), except for fees with respect to financings under contract, letter of intent or under negotiation as of the Termination Date. (See Note 14 — Related Party Transactions and Arrangements).
Reimbursement of Advisor's Expenses
We reimburse the Advisor for costs and expenses of providing services, subject to the limitations defined in our charter and advisory agreement. No reimbursement was incurred from the Advisor or paid by us for providing administrative services for the three and nine months ended September 30, 2014 or 2013. The lack of reimbursement to the Advisor of its expenses improves our operating cash flows and our ability to pay dividends from operating cash flows.
Principal Use of Funds
Acquisitions
As of September 30, 2014, we owned 24 properties and real estate-related assets. Our Advisor is actively and continuously evaluating potential acquisitions of real estate and real estate-related assets and engages in negotiations with sellers and borrowers on our behalf.

In connection with our acquisition of properties, our Advisor receives an acquisition fee, equal to 1.0% of the contract purchase price of each acquired property including debt assumed or borrowed in connection with the acquisition. The Amended Advisory Agreement terminated the acquisition fee at the Termination Date, except for fees with respect to properties under contract, letter of intent or under negotiation as of the Termination Date (See Note 14 — Related Party Transactions and Arrangements).
Leasing Activity
During the three months ended September 30, 2014, including our pro-rata share of our unconsolidated joint venture, we executed four new leases and two replacement leases. We will incur $36.42 per square foot of tenant improvements and leasing commissions on replacement leases.
Cash is used to fund, among other things, recurring and nonrecurring capital expenditures. Funds spent on capital expenditures, which are comprised of first and second generation tenant improvements, leasing commissions and building improvements, increased to $4.3 million for the three months ended September 30, 2014 from $2.5 million for the three months ended June 30, 2014, including our pro-rata share of our unconsolidated joint venture. The increased capital expenditures relate primarily to increased costs incurred in connection with first generation building improvements.
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
During the nine months ended September 30, 2014, dividends paid totaled $67.0 million, inclusive of $19.0 million of dividends that were reinvested through the DRIP and $0.5 million of dividends paid related to unvested restricted shares, LTIP units and OP units.  During the nine months ended September 30, 2014, cash used to pay our dividends was primarily generated from cash flows provided by operations, issuances of common stock from prior periods, proceeds from financings and common stock issued under the DRIP.

The following table shows the sources for the payment of dividends for the periods presented:

	Three Months Ended						Nine Months Ended
	March 31, 2014		June 30, 2014		September 30, 2014		September 30, 2014
(In thousands)		Percentage of Distributions		Percentage of Distributions		Percentage of Distributions		Percentage of Distributions
Distributions:
Dividends paid in cash	$11,774		$17,050		$18,626		$47,450
Dividends reinvested	14,084		4,935		—		19,019
Other(1)	92		119		324		535
Total dividends	$25,950		$22,104		$18,950		$67,004
Source of distribution coverage:
Cash flows provided by (used in) operations	$4,565	17.6%	$(2,413)	(10.9)%	$(1,088)	(5.7)%	$1,064	1.6%
Common stock issued under the DRIP / offering proceeds	14,084	54.3%	4,935	22.3%	—	—%	19,019	28.4%
Proceeds from previously issued common stock	3,365	12.9%	18,341	83.0%	—	—%	21,706	32.4%
Proceeds from financings	—	—%	—	—%	20,038	105.7%	20,038	29.9%
Proceeds from Worldwide Plaza	3,936	15.2%	1,241	5.6%	—	—%	5,177	7.7%
Total sources of dividends	$25,950	100.0%	$22,104	100.0%	$18,950	100.0%	$67,004	100.0%
Cash flows provided by (used in) operations (GAAP basis) (2)	$4,565		$(2,413)		$(1,088)		$1,064
Net income (loss) attributable to stockholders (in accordance with GAAP)	$(8,156)		$(67,237)		$9,695		$(65,698)
__________________
(1) Includes dividends related to unvested restricted shares, LTIP Units and OP units.
(2) Cash flows provided by operations for the nine months ended September 30, 2014 include cash-related acquisition and transaction related expenses of $16.1 million.

The following table compares cumulative dividends paid to cumulative net loss (in accordance with GAAP) for the period from October 6, 2009 (date of inception) through September 30, 2014:

For the Period from October 6, 2009 (date of inception) to
(In thousands)	September 30, 2014
Dividends paid:
Preferred stockholders	$2,158
Common stockholders in cash	69,236
Common stockholders pursuant to DRIP / offering proceeds	41,548
Other(1)	535
Total dividends paid	$113,477

Reconciliation of net loss:
Revenues	$191,276
Acquisition and transaction-related expenses	(42,575)
Fair value of listing promote	(13,400)
Vesting of asset management fees	(11,500)
Depreciation and amortization	(109,984)
Other operating expenses	(76,889)
Other non-operating expenses	(34,129)
Net income attributable to non-controlling interests	703
Net loss (in accordance with GAAP) (2)	$(96,498)

Cash flows provided by operations	$12,550

FFO	$33,354
__________________________________

(1)	Includes dividends related to unvested restricted shares, LTIP Units and OP units.

(2)	Net loss as defined by GAAP includes the non-cash impact of depreciation and amortization expense, valuations of derivatives as well as acquisition and transaction related costs.
Share Repurchases
On March 31, 2014, the board of directors approved the termination of our Share Repurchase Program ("SRP"). We processed all of the requests received under the SRP for the first quarter of 2014 and will not process any further requests. The following table reflects the cumulative number of shares repurchased as of December 31, 2013 and as of and through the termination of the SRP:

	Number of Requests	Number of Shares Repurchased	Average Price per Share
Cumulative repurchases as of December 31, 2013	35	279,594	$9.63
Repurchases through termination of the SRP	1	5,000	10.00
Cumulative repurchases through termination of the SRP	36	284,594	$9.63
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

Strategic Alternatives Fees
In October 2014, we entered into separate transaction management agreements with Barclays Capital Inc. and RCS Capital, the investment banking and capital markets division of the Dealer Manager, as financial advisors to assist us and our board of directors in evaluating strategic options to enhance long-term shareholder value, including a business combination involving us or our sale. Pursuant to the agreement with RCS Capital, we will pay to RCS Capital a transaction fee upon the consummation of a transaction equal to 0.25% of the transaction value. Pursuant to the agreement with Barclays Capital Inc., we will pay to Barclays Capital Inc. a transaction fee based on the transaction value.
Loan Obligations
As of September 30, 2014, we had consolidated mortgage notes payable of $172.4 million, excluding our pro-rata share of unconsolidated mortgage debt relating to Worldwide Plaza of $427.9 million. As of September 30, 2014, the consolidated mortgage notes payable had a weighted average interest rate of 3.6% and our pro-rata share of unconsolidated mortgage debt relating to Worldwide Plaza had a weighted average interest rate of 4.6%.
The payment terms of our loan obligations require principal and interest amounts payable monthly with all unpaid principal and interest due at maturity. Our loan agreements requires us to comply with specific reporting covenants. As of September 30, 2014, we were in compliance with the debt covenants under our loan agreements.
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
Contractual Obligations
The following table reflects contractual mortgage and credit facility obligations and minimum base rental cash payments due for leasehold interests over the next five years and thereafter as of September 30, 2014. These minimum base rental cash payments exclude contingent rent payments, as applicable, that may be payable based on provisions related to increases in annual rent based on exceeding certain economic indexes among other items. As of September 30, 2014, the outstanding mortgage notes payable and advances under our credit facility had a weighted average interest rate of 3.6% and 2.0%, respectively, and a weighted average maturity of 3.0 years.

		October 1, 2014 - December 31, 2014	Years Ended December 31,
(In thousands)	Total		2015 — 2016	2017 — 2018	Thereafter
Principal on consolidated mortgage notes payable(1)	$172,363	$120	$49,961	$107,303	$14,979
Interest on consolidated mortgage notes payable	18,270	1,528	11,153	4,558	1,031
Principal on credit facility (2)	625,000	—	320,000	305,000	—
Interest on credit facility (2)	29,359	3,093	15,505	10,761	—
Lease rental payments due	281,107	847	9,546	10,166	260,548
	$1,126,099	$5,588	$406,165	$437,788	$276,558
________________________________

(1)	Excludes our pro-rata share of unconsolidated mortgage debt relating to Worldwide Plaza of $427.9 million as of September 30, 2014, which fully matures in March 2023.

(2)	Assumes repayment of revolving portion of credit facility on maturity date in August 2016 and options to extend are not exercised.
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
Related-Party Transactions and Agreements
We have entered into agreements with affiliates of our Sponsor, under which we have paid or may in the future pay certain fees or reimbursements to our Advisor, its affiliates and entities under common control with our Advisor in connection with acquisition and financing activities, sales and maintenance of common stock, transfer agency services, asset and property management services, reimbursement of operating and offering related costs and fees in connection with possible strategic alternatives. See Note 14 — Related Party Transactions and Arrangements to our financial statements included in this report for a discussion of the various related party transactions, agreements and fees.
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
As of September 30, 2014, our debt consisted of both fixed and variable-rate debt. We had fixed-rate secured mortgage notes payable and fixed-rate loans under our credit facility, with an aggregate carrying value of $252.4 million and a fair value of $254.2 million. Changes in market interest rates on our fixed-rate debt impact the fair value of the notes, but it has no impact on interest due on the notes. For instance, if interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our obligation to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed–rate debt assumes an immediate 100 basis point move in interest rates from their September 30, 2014 levels, with all other variables held constant.  A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt by $3.2 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt by $3.1 million.
As of September 30, 2014, our variable-rate portion of the credit facility had a carrying and fair value of $545.0 million. Interest rate volatility associated with this variable-rate credit facility affects interest expense incurred and cash flow. The sensitivity analysis related to our variable-rate debt assumes an immediate 100 basis point move in interest rates from their September 30, 2014 levels, with all other variables held constant. A 100 basis point increase or decrease in variable interest rates on our variable-rate credit facility would increase or decrease our interest expense by $5.5 million annually.
These amounts were determined by considering the impact of hypothetical interest rates changes on our borrowing costs, and assuming no other changes in our capital structure. As the information presented above includes only those exposures that existed as of September 30, 2014, it does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.

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
No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sale of Unregistered Equity Securities
In accordance with the advisory agreement, the Advisor was issued 1,188,667 Class B units by the OP in a private transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. The units vest upon the achievement of an economic hurdle and certain other performance conditions. On April 15, 2014, we deemed the achievement of the performance condition probable and the Class B units were converted to OP units on a one-to-one basis.
Additionally, the Advisor, as the holder of Class B Units, had the right to make a capital contribution to the OP in exchange for OP units. Pursuant to a Contribution and Exchange Agreement entered into between the Advisor and the OP dated April 15, 2014, the Advisor contributed $0.8 million in cash to the OP in exchange for 83,333 OP units of the OP in a private transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.
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
Use of Proceeds from Sales of Registered Securities
In September 2010, we commenced our IPO on a "reasonable best efforts" basis of up to 150.0 million shares of common stock at a price of $10.00 per share, subject to certain volume and other discounts. Our IPO closed in December 2013. As of September 30, 2014, we had 162.2 million shares of common stock outstanding, including unvested restricted shares, converted preferred shares and shares issued under the DRIP. As of September 30, 2014, we had received common stock proceeds of $1.6 billion from the sale of 162.2 million shares of common stock, including DRIP and net of repurchases. We operated as a non-traded REIT through April 14, 2014. On April 15, 2014, we listed our common stock on the New York Stock Exchange under the symbol "NYRT."
On April 18, 2014 we filed a universal automatic shelf registration statement that automatically became effective upon filing.
We used substantially all of the net proceeds from our IPO, net of cumulative offering costs of $174.9 million, to acquire income-producing commercial real estate in New York City, primarily office and retail properties in Manhattan. As of September 30, 2014, we have used the net proceeds from our IPO, secured debt financing and credit facility to purchase 24 properties and real estate-related assets.
Issuer Purchases of Equity Securities
On March 31, 2014, the board of directors approved the termination of our SRP. We have processed all of the requests received under the SRP for the first quarter of 2014 and will not process further requests. The following table reflects the cumulative number of shares repurchased as of December 31, 2013 and as of and through the termination of the SRP:

	Number of Requests	Number of Shares Repurchased	Average Price per Share
Cumulative repurchase requests as of December 31, 2013	35	279,594	$9.63
Repurchases through termination of the SRP	1	5,000	10.00
Cumulative repurchase requests through termination of SRP	36	284,594	$9.63
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
Gregory W. Sullivan
Chief Operating Officer and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: November 4, 2014

EXHIBIT INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
10.1 *
Agreement of Purchase and Sale, dated as of July 29, 2014, by and between 245 West 17th Street Property Investors II, LLC, 249 West 17th Street Property Investors II, LLC and New York Recovery Operating Partnership, L.P.

10.2 *
First Amendment to Agreement of Purchase and Sale, dated as of August 22, 2014, by and between 245 West 17th Street Property Investors II, LLC, 249 West 17th Street Property Investors II, LLC and New York Recovery Operating Partnership, L.P.

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
XBRL (eXtensible Business Reporting Language). The following materials from New York REIT, Inc.'s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2014, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this information in furnished and not filed for purpose of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934

_____________________
* Filed herewith