Form 10-K
period 2014-12-31
New York REIT, Inc.
filed 2015-05-11
CIK 1474464

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _________ to __________
Commission file number: 001-36416

NEW YORK REIT, INC.
(Exact name of registrant as specified in its charter)

Maryland	27-1065431
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

405 Park Ave., 14th Floor, New York, NY	10022
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant submitted electronically and posted on its corporate Web Site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The aggregate market value of the shares of common stock held by non-affiliates of the registrant was $1.8 billion based on the closing sale price on the New York Stock Exchange for such stock as of June 30, 2014, the last business day of the registrant's most recently completed second fiscal quarter.

As of March 31, 2015, the registrant had 162,463,752 shares of common stock, $0.01 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of registrant's definitive proxy statement delivered to stockholders in connection with the registrant's 2015 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K. The registrant filed its proxy statement within 120 days after its fiscal year end.

NEW YORK REIT, INC.

FORM 10-K
Year Ended December 31, 2014

i

NEW YORK REIT, INC.

FORM 10-K
Year Ended December 31, 2014

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
The following are some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•
All of our executive officers are also officers, managers or holders of a direct or indirect interest in New York Recovery Advisors (our "Advisor") and other American Realty Capital-affiliated entities; as a result, our executive officers, our Advisor and its affiliates face conflicts of interest, including significant conflicts created by our Advisor’s compensation arrangements with us and other investor entities advised by American Realty Capital affiliates, and conflicts in allocating time among these entities and us, which could negatively impact our operating results.

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

•	We depend on tenants for our revenue, and, accordingly, our revenue is dependent upon the success and economic viability of our tenants.

•	We may not be able to achieve our rental rate objectives on new and renewal leases and our expenses could be greater, which may impact our results of operations.

•	Increases in interest rates could increase the amount of our debt payments and limit our ability to pay dividends.

•
We have not generated and may not generate cash flows sufficient to pay returns to our stockholders, as such, we may be forced to borrow at higher rates or depend on our Advisor or our property manager, New York Recovery Properties, LLC (our "Property Manager"), to waive fees or reimbursement of certain expenses to fund our operations, and any payments to our stockholders. There is no assurance these entities will waive such amounts.

•	We may be unable to pay or maintain cash dividends or increase dividends over time. Amounts paid to our stockholder may be a return of capital and not a return on a stockholder's investment.

•	We are obligated to pay fees, which may be substantial, to our Advisor and its affiliates, including fees payable upon the sale of properties.

•	We are subject to risks associated with the significant dislocations and liquidity disruptions in the credit markets of the United States.

•	We may fail to continue to qualify to be treated as a real estate investment trust ("REIT") for U.S. federal income tax purposes.

•	Our properties may be adversely affected by economic cycles and risks inherent to the New York metropolitan statistical area ("MSA"), especially New York City.

•
We may be adversely affected by changes in general economic, business and political conditions, including the possibility of intensified international hostilities, acts of terrorism, and changes in conditions of United States or international lending, capital and financing markets.

All forward-looking statements should be read with the risks noted in Part I, Item 1A of this annual report on Form 10-K.

ii

PART I
Organization
We are a New York City focused REIT that seeks to provide stockholders with an opportunity to participate in one of the world's most dynamic real estate markets by primarily acquiring income-producing commercial real estate in New York City. We were incorporated on October 6, 2009 as a Maryland corporation that qualified as a REIT beginning with the taxable year ended December 31, 2010. We focus on acquiring and owning office and retail properties in Manhattan, the largest and most liquid real estate market in the United States. We purchased our first property and commenced active operations in June 2010.  As of December 31, 2014, we owned 24 properties and real estate-related assets located in New York City. As of December 31, 2014, our properties aggregated 3.4 million rentable square feet, had an average occupancy of 94.9% and an average remaining lease term of 9.9 years. Our portfolio primarily consisted of office and retail properties, representing 82% and 9% of rentable square feet, respectively, as of December 31, 2014. We may also acquire multifamily, industrial, hotel and other types of real properties to add diversity to our portfolio. Additionally, we also may originate or acquire first mortgage loans, mezzanine loans, or preferred equity positions related to New York City real estate.
Substantially all of our business is conducted through New York Recovery Operating Partnership, L.P. (the "OP"), a Delaware limited partnership. We have no direct employees.  We have retained our Advisor to manage our affairs on a day-to-day basis. The Property Manager manages our properties, unless services are performed by a third party for specific properties. Realty Capital Securities, LLC (the "Dealer Manager") served as the dealer manager of our IPO and, together with its affiliates, continues to provide us with various services such as transfer agent, investor relations, legal and other services.  The Advisor, the Property Manager, and the Dealer Manager are under common control with the parent of our sponsor, American Realty Capital III, LLC (the "Sponsor"), as a result of which, they are related parties and receive various compensation, fees and expense reimbursements.
Investment Objectives
Our investment objectives include capital preservation, income generation and asset appreciation. We achieve our objectives through:

•	Focus on New York City — Acquiring high-quality commercial real estate in New York City, and, in particular, properties located in Manhattan;

•	Focus on Income Producing Properties — Acquire income producing commercial real estate with an emphasis on office and retail properties with 80% or greater occupancy at the time of purchase;

•	Maintain Low Leverage - Stabilize at a leverage level of not more than 40% to 50% loan-to-enterprise value;

•	Make Monthly Dividends - Pay dividends monthly; and

•	Maximize Total Returns - Maximize total returns to our stockholders through a combination of appreciation and current income.
Acquisitions and Investment Policies
Investing in Real Property
To date, we have acquired a portfolio of properties located in New York City that we believe provides us with a solid foundation for future growth. All of our properties were acquired during the 2010-2014 time period so we have no legacy assets relating back to acquisitions that suffered from the recession. Further, because our asset base is still relatively small, we believe future acquisitions will have a meaningful impact on our size and profitability.
The following table presents information about the diversity of the property types of the properties and real estate-related assets we owned at December 31, 2014:

Property Type	Rentable Square Feet (1)	Rentable Square Feet as a Percentage of the Total Portfolio
Office	2,798,724	81.8%
Retail	318,829	9.3%
Other	305,527	8.9%
	3,423,080	100.0%
______________________________

(1)	Includes our proportionate share of investments in unconsolidated joint ventures.

The following table presents information about the geographic diversity of the properties and real estate-related assets we owned at December 31, 2014:

Property Location	Rentable Square Feet (1)	Rentable Square Feet as a Percentage of the Total Portfolio
Manhattan	3,284,304	95.9%
Brooklyn	129,009	3.8%
Queens	9,767	0.3%
	3,423,080	100.0%
______________________________

(1)	Includes our proportionate share of investments in unconsolidated joint ventures.
The following table lists the tenants whose annualized cash rent represented greater than 10% of our total annualized cash rent for all portfolio properties on a straight-line basis as of the dates indicated for the years ending December 31, 2014, 2013 and 2012, respectively:

		December 31,
Property Portfolio	Tenant	2014	2013	2012
Worldwide Plaza	Cravath, Swaine & Moore, LLP	16%	18%	*
Worldwide Plaza	Nomura Holdings America Inc.	11%	12%	*
229 West 36th Street	American Language Communication Center, Inc.	*	*	14%
________________________________
* Tenant's annualized cash rent was not greater than 10% of total annualized cash rent for all portfolio properties as of the period specified.
The termination, delinquency or non-renewal of any of the above tenants would have a material adverse effect on our revenues.  No other tenant represents more than 10% of our annualized rental income for the periods presented.
Joint Ventures
We may acquire or enter into joint ventures from time to time, if we determine that doing so would be the most cost-effective and efficient means of raising and investing capital. Equity investments may be subject to existing mortgage financing and other indebtedness or such financing or indebtedness may be incurred in connection with acquiring investments. Any such financing or indebtedness will have priority over our equity interest in such property, such as secured mortgage notes payable encumbering Worldwide Plaza.
Investing in Equity Securities
We may make equity investments in other REITs and other real estate companies that operate assets meeting our investment objectives. We may purchase the common or preferred stock of these entities or options to acquire their stock. We will target a public company that owns commercial real estate or real estate-related assets when we believe its stock is trading at a discount to that company’s net asset value. We may eventually seek to acquire or gain a controlling interest in the companies that we target.
Financing Strategies / Offerings
 We use debt financing to fund property improvements, tenant improvements, leasing commissions and other working capital needs. The form of our indebtedness varies in terms of duration (long or short term), secured or unsecured, or fixed or variable rate. We do not enter into interest rate swaps or caps, or similar hedging transactions or derivative arrangements, for speculative purposes but we do enter into such arrangements in order to manage or mitigate our interest rate risks on variable rate debt.
We seek to maintain a strong balance sheet with conservative leverage. It is our intention to stabilize our leverage at 50% or less of combined enterprise value (which we define as debt outstanding, including our portion of debt from our unconsolidated joint venture, plus fully diluted shares outstanding multiplied by our share price as of December 31, 2014). As of December 31, 2014, we had total combined debt of $1.2 billion with a weighted average interest rate equal to 3.2% per annum, which includes our pro-rata share of unconsolidated debt, and our combined enterprise value was $3.0 billion, for a combined debt to enterprise value of 41%.

Tax Status
 We have elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"), beginning with our taxable year ended December 31, 2010. We intend to continue to operate in such a manner to qualify for taxation as a REIT, but no assurance can be given that we will operate in a manner so as to qualify or remain qualified as a REIT. So long as we distribute at least 90% of our REIT taxable income and remain in compliance with other REIT qualification requirements, we will continue to qualify for taxation as a REIT. We will not be subject to federal corporate income tax to the extent that we distribute 100% of our REIT taxable income. REITs are subject to a number of other organizational and operational requirements. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and federal income and excise taxes on our undistributed income. We believe we are organized and operating in such a manner as to continue to qualify to be taxed as a REIT.
Competition
The office, retail, lodging, industrial and residential real estate segments are highly competitive. We compete with other owners and operators of properties in these same real estate segments. We compete based on a number of factors that include location, rental rates, security, suitability of the property's design to prospective tenants' needs and the manner in which the property is operated and marketed. The number of competing properties in the New York MSA could have a material effect on our occupancy levels, rental rates and on the operating expenses of certain of our properties.
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
Because we are organized as an umbrella partnership REIT, we believe we are well positioned to offer tax-sensitive sellers an opportunity to contribute their properties to our company in a tax-deferred transaction.
 Regulations
 Our investments are subject to various federal, state and local laws, ordinances and regulations, including, among other things, zoning regulations, land use controls, environmental controls relating to air and water quality, noise pollution and indirect environmental impacts such as increased motor vehicle activity.  We believe that we have all permits and approvals necessary under current law to operate our investments.
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
Employees
 We have no direct employees.  The employees of our Advisor and other affiliates perform a full range of real estate services for us, including acquisitions, property management, accounting, legal, asset management, wholesale brokerage, transfer agent and investor relations services.
 We are dependent on these affiliates for services that are essential to us, including capital markets activities, asset acquisition decisions, property management and other general administrative responsibilities.  In the event that any of these companies were unable to provide these services to us, we would be required to provide such services ourselves or obtain such services from other sources.
Financial Information About Industry Segments
  Our current business consists of owning, managing, operating, leasing, acquiring, investing in and disposing of real estate assets. All of our consolidated revenues are from our consolidated real estate properties. We internally evaluate operating performance on an individual property level and view all of our real estate assets as one industry segment; accordingly, all of our properties are aggregated into one reportable segment. See our consolidated financial statements beginning on page F-1 for our revenues, net income or loss and other financial information.

Available Information
We electronically file Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports, and proxy statements, with the SEC. You may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549, or you may obtain information by calling the SEC at 1-800-SEC-0330.  The SEC maintains an internet address at http://www.sec.gov that contains reports, proxy statements and information statements, and other information, which you may obtain free of charge.  In addition, copies of our filings with the SEC may be obtained from our website at www.nyrt.com.  Access to these filings is free of charge. We are not incorporating our website or any information from the website into this Form 10-K.
Item 1A. Risk Factors.
Risks Related to Our Properties and Operations
All of our properties are concentrated in the New York MSA, making us dependent upon the economic climate in New York City, including increased competition, and potentially more vulnerable economically than if our investments were geographically diversified.
All of the real estate assets we own, and the real estate assets we may focus on for future acquisition, are located in the New York MSA. We are subject to risks generally inherent in concentrating investments in a certain geography. These risks resulting from a lack of diversification may become even greater in the event of a downturn in the commercial real estate industry and could significantly adversely affect the value of our properties. A downturn in New York City’s economy, in a submarket within New York City or in the overall national economy could, for example, result in reduced demand for office or lodging space. Likewise, declines in the financial services or media sectors may have a disproportionate adverse effect on the New York City real estate market. These adverse effects could be more pronounced than if we diversified our investments outside of New York City.
Moreover, the New York City real estate market is highly competitive. We compete based on a number of factors that include location, rental rates, security, suitability of the property’s design to prospective tenants’ needs and the manner in which the property is operated and marketed. The number of competing properties in the New York City market could have a material effect on our occupancy levels, rental rates and on the operating expenses of certain of our properties. In addition, we compete with other entities engaged in real estate investment activities in New York City to locate suitable properties to acquire and to locate tenants and purchasers for our properties. These competitors include other REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, lenders, governmental bodies and other entities. There are also other REITs, including two non-traded REITs with similar investment objectives to ours, which are sponsored and advised by entities under common control with our Sponsor and our Advisor, with asset acquisition objectives similar to ours and others may be organized in the future. Some of these competitors, including larger REITs, have substantially greater marketing and financial resources than we will have and generally may be able to accept more risk than we can prudently manage, including risks with respect to the creditworthiness of tenants. In addition, these same entities seek financing through similar channels to our company. Therefore, we compete for institutional investors in a market where funds for real estate investment may decrease.

We face risks associated with property acquisitions.
We may acquire interests in properties, individual properties and portfolios of properties, including large portfolios that could significantly increase our size and alter our capital structure. Our acquisition activities may be exposed to, and their success may be adversely affected by, the following risks:

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

•
we may continue to acquire properties without recourse, or with only limited recourse, for liabilities, whether known or unknown, such as cleanup of environmental contamination, claims by tenants, vendors or other persons against the former owners of the properties and claims for indemnification by general partners, directors, officers and others indemnified by the former owners of the properties.

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
Our growth and ability to successfully acquire properties depends on external sources of capital that are outside of our control, which may affect our ability to seize strategic opportunities, satisfy debt obligations and pay dividends.
In order to qualify as a REIT, we must distribute to our stockholders, on an annual basis, at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains. Because of these dividend requirements, we may not be able to fund future capital needs, including any necessary acquisition financing, from operating cash flow. Consequently, we may need to rely on third-party sources to fund our capital needs, including the acquisition of properties. For example, we have the right under the joint venture agreement related to our largest asset, our 48.9% interest in the joint venture that owns Worldwide Plaza, to purchase the balance of the equity interest in Worldwide Plaza beginning 38 months following the closing of the acquisition, or December 2016, at an agreed-upon value of $1.4 billion, subject to certain adjustments. If we cannot obtain capital from third-party sources on favorable terms, in the time period we desire, or at all, we may not be able to make this purchase when we have the option to do so. If we were to not exercise our purchase option, we would be subject to a fee in the amount of $25.0 million. We also may not be able to acquire or redevelop properties when other strategic opportunities exist, satisfy our principal and interest obligations or make the cash dividends to our stockholders necessary to maintain our qualification as a REIT.
Our access to third-party sources of capital depends, in part, on:

•	general market conditions;

•	the market’s perception of our growth potential;

•	our current debt levels;

•	our current and expected future earnings;

•	our cash flow and cash dividends; and

•	the market price per share of our common stock.

We may not be able to quickly access capital markets.
Because our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 was not filed until May 2015, we will be ineligible to register our common stock or any other securities on Form S-3 for sale by us or resale by others until we have timely filed all periodic reports under the Exchange Act for at least twelve calendar months and any portion of a month from the original due date, or until April 2016. We also are not eligible to use our currently effective shelf registration statement on Form S-3 for the same time period. The need to use other forms, such as Form S-11, to register our common stock or any other securities could increase transaction costs and adversely affect our ability to raise capital in a short period of time because we will need to file a registration statement on Form S-11 to register any proposed public offering of securities and then wait for it to be declared effective by the SEC before we may proceed with the proposed public offering.
We have material weaknesses in our internal control over financial reporting.
Our management has identified material weaknesses in our internal control over financial reporting and as a result concluded that our disclosure controls and procedures were not effective as of December 31, 2014. Our independent registered public accounting firm reached the same conclusion. Specifically, management concluded that we did not:

•	Maintain an effective control environment and risk assessment process, specifically:

◦
Maintain sufficient written policies and procedures regarding our business and financial reporting processes, including establishing sufficient appropriate management authorities and responsibilities; and

◦
Design and conduct an effective risk assessment process to identify and analyze risks impacting financial reporting, and implement business process level controls and monitoring activities that are responsive to those risks.

•	Maintain effective information technology access controls over its financial reporting system and accounts payable application;

•	Establish appropriate segregation of duties within the purchasing, accounts payable and cash disbursements process;

•	Design and maintain appropriate controls, including general IT controls, over the use of significant Excel spreadsheets supporting the financial reporting process; and

•	Design and maintain appropriate controls over the authorization, completeness, existence and accuracy of manual journal entries.
While the control deficiencies did not result in any material or immaterial misstatements in our financial statement accounts, the control deficiencies could increase the likelihood of inaccuracies in our financial statements. Our management concluded that the deficiencies represent material weaknesses in our internal control over financial reporting and that, as a result, our internal controls over financial reporting were not effective as of December 31, 2014. Our independent registered public accounting firm reached the same conclusion. Although management is in the process of developing and implementing a plan to remediate the deficiencies in internal control, there is no assurance that the plan will remediate the material weaknesses or ensure that our internal controls over financial reporting will be effective in the future which could have a material adverse effect on our business including, among other things, our ability to access the capital markets and our ability to provide accurate financial information.
We may be unable to renew leases or re-lease space as leases expire and achieve our rental rate objectives on new and renewal leases.
If tenants do not renew their leases upon expiration, we may be unable to re-lease the vacated space. Even if the tenants do re-lease the lease or we are able to re-lease to a new tenant, the terms and conditions of the new lease may not be as favorable as the terms and conditions of the expired lease. Moreover, we may fail to achieve the rental rate objectives we have set in order to prevent vacancies. If we do not achieve our rental rate objectives on new and renewal leases, our expenses could be greater, which may impact our results of operations.
In addition, one or more of our properties may incur a vacancy either by the continued default of a tenant under its lease or the expiration of one of our leases. The resale value of a property could be diminished because the market value of a particular property will depend principally upon the value of the cash flow generated from the property which in the case of vacancies, will be reduced.
Tenant credit concentrations make us more susceptible to adverse events with respect to those tenants.
As of December 31, 2014, the following tenants represented 5% or more of our total annualized cash rents:

Tenant	Percentage of Annualized Cash Rent
Cravath, Swaine & Moore, LLP	16%
Nomura Holdings America Inc.	11%
Twitter, Inc.	8%
Macy's, Inc.	7%
RentPath Inc.	7%
The financial failure of any or all of these tenants is likely to have a material adverse effect on our results of operations and our financial condition. In addition, the value of our properties are driven in part by the credit quality of the underlying tenants, and an adverse change in the tenants' financial conditions or a decline in the credit rating of such tenants may result in a decline in the fair value of our investments and have a material adverse effect on our results from operations.

We also own certain properties with leases that include provisions for the tenant to pay contingent rental income based on a percent of the tenant's sales upon the achievement of certain thresholds or other targets, which may be monthly, quarterly or annual targets. Accordingly, a decline in a tenant’s may result in a decline in the rental income we receive and have a material adverse effect on our results from operations.
If a tenant declares bankruptcy, we may be unable to collect balances due under relevant leases, which could adversely affect our financial condition and ability to pay dividends.
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
A tenant or lease guarantor bankruptcy could delay efforts to collect past due balances under the relevant leases, and could ultimately preclude full collection of these sums. A tenant or lease guarantor bankruptcy could cause a decrease or cessation of rental payments that would mean a reduction in our cash flow and the amount available to pay dividends.
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
Investments in real properties are relatively illiquid. We may not be able to quickly alter our portfolio or generate capital by selling properties. The real estate market is affected by many factors, such as general economic conditions, availability of financing, interest rates and other factors, including supply and demand, that are beyond our control. If we need or desire to sell a property or properties, we cannot predict whether we will be able to do so at a price or on the terms and conditions acceptable to us. We cannot predict the length of time needed to find a willing purchaser and to close the sale of a property. Further, we may be required to invest monies to correct defects or to make improvements before a property can be sold. We cannot assure you that we will have funds available to correct these defects or to make these improvements. Moreover, in acquiring a property, we may agree to restrictions that prohibit the sale of that property for a period of time or impose other restrictions, such as a limitation on the amount of debt that can be placed or repaid on that property. These provisions would restrict our ability to sell a property. We own a 48.9% interest in Worldwide Plaza, which represents our largest property investment, and the property cannot be sold without the consent of our joint venture partner.
In addition, applicable provisions of the Code impose restrictions on the ability of a REIT to dispose of properties that are not applicable to other types of real estate companies. Thus, we may be unable to realize our investment objectives by selling or otherwise disposing of or refinancing a property at attractive prices within any given period of time or may otherwise be unable to complete any exit strategy.

We are dependent on our Advisor to provide us with executive officers and key personnel.
Our success depends to a significant degree upon the contributions of our executive officers, including our chief executive officer, Michael A. Happel, and our chief financial officer, Gregory W. Sullivan, and other key personnel of our advisor and our property manager, each of whom would be difficult to replace. Our executive officers are also executive officers of two REITs with similar investment objectives to ours which are sponsored and advised by entities under common control with our Sponsor and our Advisor. Competition for such skilled personnel is intense, and we cannot assure you that our Advisor will be successful in attracting and retaining such skilled personnel capable of meeting the needs of our business. We cannot guarantee that all, or any particular one of these key personnel, will continue to provide services to us or our Advisor, and the loss of any of these key personnel could cause our operating results could suffer. This could occur, among other ways, if another REIT under common control with our Advisor internalizes its advisor. If that occurs, key personnel of our Advisor, who also are key personnel of the internalized advisor, could become employees of the other program and would no longer be available to our Advisor. Further, we have not and do not intend to separately maintain key person life insurance on any of our Advisor’s key personnel. Moreover, any adverse changes in the financial health of our Advisor or our Property Manager could negatively impact their ability to supply us with the key personnel necessary for successful operations.
We also depend on these key personnel to maintain relationships with firms that have special expertise in certain services or detailed knowledge regarding real properties in the five boroughs of New York City, particularly in Manhattan. If we lose or are unable to obtain the services of highly skilled professionals capable of establishing or maintaining appropriate strategic relationships, our ability to acquire additional properties could be adversely affected and our results of operations could suffer.
Our operating results are affected by economic and regulatory changes that have an adverse impact on the real estate market in general. These changes may impact our profitability and ability to realize growth in the value of our real estate properties.
Our operating results are subject to risks generally incident to the ownership of real estate, including:

•	changes in general economic or local conditions;

•	changes in supply of or demand for similar or competing properties in an area;

•	changes in interest rates and availability of mortgage funds that may render the sale of a property difficult or unattractive;

•	increases in operating expenses;

•	vacancies and inability to lease or sublease space;

•	changes in tax, real estate, environmental and zoning laws; and

•	periods of high interest rates and tight money supply.
Uninsured losses relating to real property or excessively expensive premiums for insurance coverage, including due to the non-renewal of the Terrorism Risk Insurance Act of 2002, or the TRIA, could reduce our cash flows and the return on our stockholders’ investments.
Our general liability coverage, property insurance coverage and umbrella liability coverage on all our properties may not be adequate to insure against liability claims and provide for the costs of defense. Similarly, we may not have adequate coverage against the risk of direct physical damage or to reimburse us on a replacement cost basis for costs incurred to repair or rebuild each property. Moreover, there are types of losses, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters, that are uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. Insurance risks associated with such catastrophic events could sharply increase the premiums we pay for coverage against property and casualty claims.
This risk is particularly relevant with respect to potential acts of terrorism. The TRIA, under which the U.S. federal government bears a significant portion of insured losses caused by terrorism, will expire on December 31, 2020, and there can be no assurance that Congress will act to renew or replace the TRIA following its expiration. In the event that the TRIA is not renewed or replaced, terrorism insurance may become difficult or impossible to obtain at reasonable costs or at all, which may result in adverse impacts and additional costs to us.

Changes in the cost or availability of insurance due to the non-renewal of the TRIA or for other reasons could expose us to uninsured casualty losses. If any of our properties incurs a casualty loss that is not fully insured, the value of our assets will be reduced by any such uninsured loss, which may reduce the value of our stockholders’ investments. In addition, other than any working capital reserve or other reserves we may establish, we have no source of funding to repair or reconstruct any uninsured property. Also, to the extent we must pay unexpectedly large amounts for insurance, we could suffer reduced earnings that would result in lower dividends to stockholders.
Additionally, mortgage lenders insist in some cases that commercial property owners purchase coverage against terrorism as a condition for providing mortgage loans. Accordingly, to the extent terrorism risk insurance policies are not available at reasonable costs, if at all, our ability to finance or refinance our properties could be impaired. In such instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. We may not have adequate, or any, coverage for such losses.
Terrorist attacks and other acts of violence, civilian unrest, or war may affect the markets in which we operate our business and our profitability.
Our properties are located in the New York MSA which has experienced, and remains susceptible, to terrorist attacks. In addition, any kind of terrorist activity or violent criminal acts, including terrorist acts against public institutions or buildings or modes of public transportation (including airlines, trains or buses) could have a negative effect on our business. These events may directly impact the value of our assets through damage, destruction, loss or increased security costs. Although we may obtain terrorism insurance, we may not be able to obtain sufficient coverage to fund any losses we may incur. The TRIA, which was designed for a sharing of terrorism losses between insurance companies and the federal government, will expire on December 31, 2020, and there can be no assurance that Congress will act to renew or replace it. See “- Uninsured losses relating to real property or excessively expensive premiums for insurance coverage, including due to the non-renewal of the Terrorism Risk Insurance Act of 2002, or the TRIA, could reduce our cash flows and the return on our stockholders’ investments.”
More generally, any terrorist attack, other act of violence or war, including armed conflicts, could result in increased volatility in, or damage to, the worldwide financial markets and economy. Increased economic volatility could adversely affect our hotel properties’ ability to conduct their operations profitably or our ability to borrow money or issue capital stock at acceptable prices and have a material adverse effect on our financial condition, results of operations and ability to pay dividends to our stockholders.
Costs of complying with governmental laws and regulations, including those relating to environmental matters, may adversely affect our income and the cash available for any dividends.
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
State and federal laws in this area are constantly evolving, and we may be affected by such changes and be required to comply with new laws, including obtaining environmental assessments of most properties that we acquire; however, we will not obtain an independent third-party environmental assessment for every property we acquire. In addition, any such assessment that we do obtain may not reveal all environmental liabilities or that a prior owner of a property did not create a material environmental condition not known to us. We may be required to spend substantial sums defending against claims of liability, of compliance with environmental regulatory requirements, of remediating any contaminated property, or of paying personal injury claims.

Joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on the financial condition of co-venturers and disputes between us and our co-venturers.
Our largest investment, representing 29.3% of the rentable square feet in our portfolio as of December 31, 2014, was our 48.9% in the joint venture that owns Worldwide Plaza. We may enter into other partnerships and co-ownership arrangements (including preferred equity investments). We may not be in a position to exercise sole decision-making authority regarding such joint ventures. For example, under the Worldwide Plaza joint venture, our joint venture partner is the manager of the joint venture, although we have consent rights over all major decisions, such as the approval of the annual budget and any decision to sell or encumber the property. Accordingly, these investments are subject to the potential risk of impasses on decisions, such as a sale, because neither we nor the co-venturer would have full control over the joint venture. Investments in joint ventures may also, under certain circumstances, involve risks not present were a third party not involved, including the possibility that partners or co-venturers might become bankrupt or fail to fund their required capital contributions. Co-venturers may have economic or other business interests or goals which are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. Disputes between us and co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers or directors from focusing their time and effort on our business. Consequently, actions by or disputes with co-venturers might result in subjecting properties owned by the joint venture to additional risk. In addition, we may in certain circumstances be liable for the actions of our co-venturers.
Potential changes in U.S. accounting standards regarding operating leases may make the leasing of our properties less attractive to our potential tenants, which could reduce overall demand for our leasing services.
Under current authoritative accounting guidance for leases, a lease is classified by a tenant as a capital lease if the significant risks and rewards of ownership are considered to reside with the tenant. Under capital lease accounting for a tenant, both the leased asset and liability are reflected on their balance sheet. If the lease does not meet any of the criteria for a capital lease, the lease is considered an operating lease by the tenant, and the obligation does not appear on the tenant's balance sheet; rather, the contractual future minimum payment obligations are only disclosed in the footnotes thereto. The Financial Accounting Standards Board ("FASB") and the International Accounting Standards Board ("IASB") conducted a joint project to re-evaluate lease accounting and have jointly released exposure drafts of a proposed accounting model that would significantly change lease accounting. In March 2014, the FASB and IASB redeliberated aspects of the joint project, including the lessee and lessor accounting models, lease term, and exemptions and simplifications. The timing of the issuance of the final standards is uncertain. Changes to the accounting guidance could affect both our accounting for leases as well as that of our current and potential tenants. These changes may affect how the real estate leasing business is conducted. For example, if the accounting standards regarding the financial statement classification of operating leases are revised, then companies may be less willing to enter into leases in general or desire to enter into leases with shorter terms because the apparent benefits to their balance sheets could be reduced or eliminated. This in turn could make it more difficult for us to enter into leases on terms we find favorable.
There are costs associated with complying with the Americans with Disabilities Act.
Our properties are subject to the Americans with Disabilities Act of 1990 (the "Disabilities Act"). Under the Disabilities Act, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The Disabilities Act has separate compliance requirements for "public accommodations" and "commercial facilities" that generally require that buildings and services, including restaurants and retail stores, be made accessible and available to people with disabilities. The Disabilities Act's requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties, or, in some cases, an award of damages. We cannot assure you that we will be able to acquire properties in compliance with the Disabilities Act or allocate the burden on the seller or other third party, such as a tenant, to ensure compliance with the Disabilities Act. However, we cannot assure you that we will be able to acquire properties or allocate responsibilities in this manner.
Our business could suffer in the event our Advisor or any other party that provides us with services essential to our operations experiences system failures or cyber incidents or a deficiency in cybersecurity.
Despite system redundancy, the implementation of security measures and the existence of a disaster recovery plan for the internal information technology systems of our Advisor and other parties that provide us with services essential to our operations are vulnerable to damages from any number of sources, including computer viruses, unauthorized access, energy blackouts, natural disasters, terrorism, war and telecommunication failures.  Any system failure or accident that causes interruptions in our operations could result in a material disruption to our business.

A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of information resources. More specifically, a cyber incident is an intentional attack or an unintentional event that can include gaining unauthorized access to systems to disrupt operations, corrupt data or steal confidential information. As reliance on technology in our industry has increased, so have the risks posed to our systems, both internal and those we have outsourced. In addition, the risk of a cyber incident, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and instructions from around the world have increased.
The remediation costs and lost revenues experienced by a victim of a cyber incident may be significant and significant resources may be required to repair system damage, protect against the threat of future security breaches or to alleviate problems, including reputational harm, loss of revenues and litigation, caused by any breaches. There also may be liability for any stolen assets or misappropriated confidential information. Although our Advisor and other parties that provide us with services essential to our operations intend to continue to implement industry-standard security measures, there can be no assurance that those measures will be sufficient, and any material adverse effect experienced by our Advisor and other parties that provide us with services essential to our operations could, in turn, have an adverse impact on us.
If a sale-leaseback transaction is re-characterized in a tenant's bankruptcy proceeding, our financial condition and ability to pay dividends to you could be adversely affected.
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
We have entered into hedging transactions to manage risk of interest rate changes, price changes or currency fluctuations with respect to borrowings made or to be made to acquire or carry real estate assets. To the extent that we use derivative financial instruments in connection with these risks, we are exposed to credit, basis and legal enforceability risks. Derivative financial instruments may include interest rate swap contracts, interest rate cap or floor contracts, futures or forward contracts, options or repurchase agreements. In this context, credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. Basis risk occurs when the index upon which the contract is based is more or less variable than the index upon which the hedged asset or liability is based, thereby making the hedge less effective. Finally, legal enforceability risks encompass general contractual risks, including the risk that the counterparty will breach the terms of, or fail to perform its obligations under, the derivative contract. We may not be able to manage these risks effectively.
We may invest in collateralized mortgage-backed securities ("CMBS"), which may increase our exposure to credit and interest rate risk and the risks of the securitization process.
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
CMBS are also subject to several risks created through the securitization process. Subordinate CMBS are paid interest only to the extent that there are funds available to make payments. To the extent the collateral pool includes delinquent loans, there is a risk that the interest payment on subordinate CMBS will not be fully paid. Subordinate CMBS are also subject to greater credit risk than those CMBS that are more highly rated. If we are unable to manage these risks effectively, our results of operations, financial condition and ability to pay dividends to you will be adversely affected.

Risks Related to Conflicts of Interest
Our Sponsor, Advisor, executive officers and other key personnel face conflicts of interest relating to the purchase and leasing of properties, and these conflicts may not be resolved in our favor, which could adversely affect our investment opportunities.
We rely on our Sponsor and the executive officers and other key professionals at our Advisor and our Property Manager to identify suitable investment opportunities for us. Several of the other key professionals of our advisor are also the key professionals at the parent of our Sponsor and their other public programs, and our executive officers are also executive officers of American Realty Capital New York City REIT, Inc. and American Realty Capital New York City REIT II, Inc., which are non-traded REITs sponsored by the parent of our Sponsor that have investment objectives similar to ours. The investment opportunity allocation agreement we have entered into with American Realty Capital New York City REIT, Inc. and will enter into with American Realty Capital New York City REIT II, Inc. (the “Allocation Agreement”) provides that acquisitions of properties identified for acquisition by our Advisor or the advisors to American Realty Capital New York City REIT, Inc. and American Realty Capital New York City REIT II, Inc. will be subject to rotation among us, American Realty Capital New York City REIT, Inc. and American Realty Capital New York City REIT II, Inc. depending on which one of us has sufficient capital to acquire all or some of the property acquisitions and which of us most recently made a property acquisition. As a result, we will not be able to acquire all properties identified by our Advisor and its affiliates that we would otherwise have had the opportunity to acquire.
In addition, other programs sponsored by the parent of our Sponsor not subject to the Allocation Agreement own properties, or may seek to acquire properties, in the New York MSA. In such a case, a conflict could arise in the acquisition or leasing of properties if we and another program sponsored by the parent of our Sponsor were to compete for the same properties or tenants in negotiating leases, or a conflict could arise in connection with the resale of properties if we and another program sponsored by the parent of our Sponsor were to attempt to sell similar properties at the same time. Conflicts of interest also may exist at such time as we or our affiliates managing properties on our behalf seek to employ developers, contractors or building managers, as well as under other circumstances.
Also, we may acquire properties from, or sell properties to, other programs sponsored by the parent of our Sponsor. If one of the other programs sponsored by the parent of our sponsor attracts a tenant that we are competing for, we could suffer a loss of revenue due to delays in locating another suitable tenant. Similar conflicts of interest may apply if our Advisor determines to make or purchase mortgage, bridge or mezzanine loans or participations therein on our behalf, since other programs sponsored by the parent of our Sponsor may be competing with us for these investments.
Our officers and directors face conflicts of interest related to the positions they hold with affiliated entities, which could hinder our ability to successfully implement our business strategy and to generate returns to you.
Certain of our executive officers, including Michael Happel, chief executive officer and president, and Greg Sullivan, chief operating officer and chief financial officer, also are officers of our Advisor, our Property Manager and other affiliated entities, including the advisor and property manager of American Realty Capital New York City REIT, Inc. and American Realty Capital New York City REIT II, Inc., which are non-traded REITs sponsored by the parent of our Sponsor that have investment objectives similar to ours. Our directors also are directors of other non-traded REITs sponsored by the parent of our Sponsor. As a result, these individuals owe fiduciary duties to these other entities and their stockholders and limited partners, which fiduciary duties may conflict with the duties that they owe to us and our stockholders.
These conflicting duties could result in actions or inactions that are detrimental to our business. Conflicts with our business and interests are most likely to arise from involvement in activities related to (a) allocation of new investments and management time and services between us and the other entities, (b) our purchase of properties from, or sale of properties, to affiliated entities, (c) the timing and terms of the investment in or sale of an asset, (d) development of our properties by affiliates, (e) investments with affiliates of our Advisor, and (f) compensation to our Advisor and its affiliates including our Property Manager.
Moreover, the management of multiple REITs by certain of the officers and other key personnel of our Advisor may significantly reduce the amount of time they are able to spend on activities related to us, which may cause our operating results to suffer.

Our Advisor and its affiliates face conflicts of interest relating to the structure of the fees they receive, which could result in actions that are not necessarily in the long-term best interests of our stockholders.
Under our advisory agreement, the partnership agreement of our OP, and the OPP (as defined in “Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities-Share-Based Compensation-2014 Advisor Multi-Year Outperformance Agreement”) we have entered into with our OP and our Advisor, our Advisor and its affiliates are entitled to fees and LTIP units (as defined in “Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities-Share-Based Compensation-2014 Advisor Multi-Year Outperformance Agreement”) in our OP issued pursuant to the OPP that are structured in a manner intended to provide incentives to our Advisor to perform in our best interests and in the best interests of our stockholders. However, because our Advisor does not maintain a significant equity interest in us and is entitled to receive substantial minimum compensation regardless of performance, our Advisor's interests are not wholly aligned with those of our stockholders. In that regard, our Advisor could be motivated to recommend riskier or more speculative investments in order for us to generate the specified levels of total return and assets that would entitle our Advisor to fees and increase the number of LTIP units that would be earned.
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
Risks Related to our Corporate Structure and Common Stock
We may be unable to pay or maintain dividends from cash available from operations or increase dividends over time.
There are many factors that can affect the availability and timing of cash dividends to stockholders. Dividends are based principally on cash available from our operations, but we have in the past been, and may again in the future be, required to borrow funds or sell assets to fund dividends. Actual cash available for dividends may vary substantially from estimates. There is no assurance that we will be able to pay or maintain our current level of dividends or that dividends will increase over time. Dividends funded from anything other than cash flow from operations reduces the amount of capital available to invest in properties and other permitted investments.
Moreover, our failure to meet the market’s expectations with regard to future earnings and cash dividends likely would adversely affect the market price of our common stock.

The trading price of our common stock has been volatile and may fluctuate.
The trading price of our common stock has been volatile and may continue to fluctuate widely as a result of a number of factors, many of which are outside our control. In addition, the stock market is subject to fluctuations in the share prices and trading volumes that affect the market prices of the shares of many companies. These broad market fluctuations have in the past and may in the future adversely affect the market price of our common stock. Among the factors that could affect the price of our common stock are:

•	our financial condition and performance;

•	the financial condition of our tenants, including the extent of tenant bankruptcies or defaults;

•	actual or anticipated quarterly fluctuations in our operating results and financial condition;

•	our dividend policy;

•
the reputation of REITs and real estate investments generally and the attractiveness of REIT equity securities in comparison to other equity securities, including securities issued by other real estate companies, and fixed income securities;

•	our reputation and the reputation of our Sponsor and its affiliates;

•	uncertainty and volatility in the equity and credit markets;

•	fluctuations in interest rates;

•
changes in revenue or earnings estimates or publication of research reports and recommendations by financial analysts or actions taken by rating agencies with respect to our securities or those of other REITs;

•	failure to meet analysts’ revenue or earnings estimates;

•	speculation in the press or investment community;

•	strategic actions by us or our competitors, such as acquisitions or restructurings;

•	the extent of institutional investor interest in us;

•	the extent of short-selling of our common stock and the shares of our competitors;

•	fluctuations in the stock price and operating results of our competitors;

•	general financial and economic market conditions and, in particular, developments related to market conditions for REITs and other real estate related companies;

•	domestic and international economic factors unrelated to our performance; and

•	all other risk factors addressed elsewhere in this Annual Report on the Form 10-K.
A significant decline in our stock price could result in substantial losses for our stockholders.
We depend on our OP and its subsidiaries for cash flow and we will be structurally subordinated in right of payment to the obligations of our OP and its subsidiaries.
Our only significant asset is and will be the general partnership interests we own in our OP. We conduct, and intend to continue conducting, all of our business operations through our OP. Accordingly, our only source of cash to pay our obligations is dividends from our OP and its subsidiaries of their net earnings and cash flows. The limited partnership units of the OP ("OP units") held by our Advisor and its affiliates are also entitled to dividends from the OP in the same amount as shares of common stock. Until such time as the LTIP units held by our Advisor are fully earned in accordance with the provisions of the OPP, the LTIP units are entitled to dividends equal to 10% of the dividends made on the OP units. After the LTIP units are fully earned, they are entitled to a catch-up dividend and then the same dividends as the OP units.
There is no assurance that our OP or its subsidiaries will be able to, or be permitted to, pay dividends to us that will enable us to pay dividends to our stockholders, holders of OP units and holders of LTIP units from cash flows from operations or otherwise pay any other obligations. Each of our OP's subsidiaries is a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from these entities. In addition, because we are a holding company, stockholder claims will be structurally subordinated to all existing and future liabilities and obligations of our operating partnership and its subsidiaries. Therefore, in the event of our bankruptcy, liquidation or reorganization, our assets and those of our OP and its subsidiaries will be able to satisfy stockholder claims as stockholders only after all of our and our OP's and its subsidiaries liabilities and obligations have been paid in full.

Existing stockholders’ interests will be diluted if we issue additional shares.
Existing stockholders do not have preemptive rights to any shares issued by us in the future. Our charter currently authorizes us to issue 350 million shares of stock, of which 300 million shares are classified as common stock and 50 million are classified as preferred stock. Our board of directors may amend our charter from time to time to increase or decrease the aggregate number of authorized shares of stock, or the number of authorized shares of any class or series of stock, or may classify or reclassify any unissued shares into the classes or series of stock without the necessity of obtaining stockholder approval. Except for preferred stock, all of our shares may be issued in the discretion of our board of directors. Existing stockholders likely will suffer dilution of their equity investment in us, if we: (a) sell additional shares in the future; (b) sell securities that are convertible into shares of our common stock; (c) issue shares of our common stock in a private offering of securities to institutional investors; (d) issue restricted share awards to our directors; or (e) issue shares to our Advisor or its affiliates, successors or assigns, in payment of an outstanding fee obligation as set forth under our advisory agreement or other agreements.
In addition, we may issue shares of our common stock in connection with an exchange of OP units. As of December 31, 2014, the Advisor and its affiliates, including certain of our current and former directors and executive officers, held 4,270,841 OP units, representing 2.6% of our fully diluted common stock outstanding. After owning an OP unit for one year, OP unit holders generally may, subject to certain restrictions, exchange OP units for the cash value of a corresponding number of shares of our common stock or, at the option of the operating partnership, a corresponding number of shares of our common stock. As of December 31, 2014, the Advisor also held 8,880,579 LTIP units, representing 5.1% of our fully diluted common stock outstanding. LTIP units are convertible into OP units subject to being earned and vested and several other conditions. We may also issue OP units to sellers of properties acquired by us.
If we issue preferred stock, the holders thereof will, upon liquidation, be entitled to receive distributions of liquidation proceeds prior to distribution to the holders of our common stock. Additionally, any preferred stock including convertible preferred stock or other securities convertible, exercisable or exchangeable for common stock that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock and will result in dilution to owners of our common stock if converted, exercised or exchanged for common stock. Any preferred stock, if issued, could have a preference on liquidating distributions or a preference on dividend payments that could limit our ability pay dividends to the holders of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our stockholders bear the risk of our future offerings reducing the value of our common stock and diluting the interest of existing stockholders.
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

Office Industry Risks
Declines in overall activity in the New York MSA may adversely affect the performance of our office properties.
82% of our property holdings measured by rentable square feet as of December 31, 2014 are comprised of commercial office properties located in the New York MSA. Rental income from office properties fluctuates with general market and economic conditions. Our office properties may be adversely affected by market or economic challenges experienced by the U.S. economy or real estate industry as a whole. Because our portfolio includes commercial office buildings located in the New York MSA, which has a relatively large number of financial and professional services sector, significant job losses in the financial and professional services sector, which may decrease demand for office space, causing market rental rates and property values to be negatively impacted.
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
Our results of operations, financial condition and ability to service debt and to pay dividends to our stockholders may be adversely affected by any decrease in occupancy and rental rates.
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
Some businesses are rapidly evolving to increasingly permit employee telecommuting, flexible work schedules, open workplaces and teleconferencing. These practices enable businesses to reduce their space requirements. A continuation of the movement towards these practices could over time erode the overall demand for office space and, in turn, place downward pressure on occupancy, rental rates and property valuations, each of which could have an adverse effect on our financial position, results of operations, cash flows and ability to pay dividends to our stockholders.
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
In the retail sector, any tenant occupying a large portion of the gross leasable area of a retail center, a tenant of any of the triple-net single-user retail properties outside the primary geographical area of investment, commonly referred to as an anchor tenant, or a tenant that is our anchor tenant at more than one retail center, may become insolvent, may suffer a downturn in business, or may decide not to renew its lease. Any of these events would result in a reduction or cessation in rental payments to us and would adversely affect our results of operation and financial condition. A lease termination by an anchor tenant could result in lease terminations or reductions in rent by other tenants whose leases permit cancellation or rent reduction if another tenant's lease is terminated. We may own properties where the tenants may have rights to terminate their leases if certain other tenants are no longer open for business. These "co-tenancy" provisions also may exist in some leases where we own a portion of a retail property and one or more of the anchor tenants leases space in that portion of the center not owned or controlled by us. If such tenants were to vacate their space, tenants with co-tenancy provisions would have the right to terminate their leases with us or seek a rent reduction from us. In such event, we may be unable to re-lease the vacated space. Similarly, the leases of some anchor tenants may permit the anchor tenant to transfer its lease to another retailer. The transfer to a new anchor tenant could cause customer traffic in the retail center to decrease and thereby reduce the income generated by that retail center. A lease transfer to a new anchor tenant could also allow other tenants to make reduced rental payments or to terminate their leases at the retail center. If we are unable to re-lease the vacated space to a new anchor tenant, we may incur additional expenses in order to re-model the space to be able to re-lease the space to more than one tenant.
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
Lodging Industry Risks
Our hotel is subject to all the risks common to the hotel industry and subject to market conditions that affect all hotel properties.
One of the properties we own is a hotel, subject to all the risks of the hotel industry. Adverse trends in the hotel industry could adversely affect hotel occupancy and the rates that can be charged for hotel rooms as well as hotel operating expenses, and generally include:

•	increases in supply of hotel rooms that exceed increases in demand;

•	increases in energy costs and other travel expenses that reduce business and leisure travel;

•	reduced business and leisure travel due to continued geo-political uncertainty, including terrorism;

•	reduced business and leisure travel from other countries to the United States due to the strength of the U.S. Dollar as compared to the currencies of other countries;

•	adverse effects of declines in general and local economic activity;

•	adverse effects of a downturn in the hotel industry; and

•	risks generally associated with the ownership of hotels and real estate, as discussed below.

We do not have control over the market and business conditions that affect the value of our lodging properties, and adverse changes with respect to such conditions could have an adverse effect on our results of operations, financial condition and cash flows. Hotel properties are subject to varying degrees of risk generally common to the ownership of hotels, many of which are beyond our control, including the following:

•	increased competition from other existing hotels in our markets;

•	new hotels entering our markets, which may adversely affect the occupancy levels and average daily rates of our lodging properties;

•	declines in business and leisure travel;

•	increases in energy costs, increased threat of terrorism, terrorist events, airline strikes or other factors that may affect travel patterns and reduce the number of business and leisure travelers;

•	increases in operating costs due to inflation and other factors that may not be offset by increased room rates;

•	unavailability of labor;

•	changes in, and the related costs of compliance with, governmental laws and regulations, fiscal policies and zoning ordinances;

•
inability to adapt to dominant trends in the hotel industry or introduce new concepts and products that take advantage of opportunities created by changing consumer spending patterns and demographics; and

•	adverse effects of international, national, regional and local economic and market conditions.
Adverse changes in any or all of these factors could have an adverse effect on our results of operations, financial condition and cash flows, thereby adversely impacting our ability to service debt and to pay dividends to our stockholders.
In addition, the seasonality of the hotel industry can be expected to cause quarterly fluctuations in our revenues and also may be adversely affected by factors outside our control, such as extreme or unexpectedly mild weather conditions or natural disasters, terrorist attacks or alerts, outbreaks of contagious diseases, airline strikes, economic factors and other considerations affecting travel. To the extent that cash flows from operations are insufficient during any quarter, due to temporary or seasonal fluctuations in revenues, we may attempt to borrow in order to pay dividends to our stockholders or be required to reduce other expenditures or dividends to stockholders.
As a REIT, we cannot directly operate our lodging properties, which could adversely affect our results of operations, financial condition and our cash flows, which could impact our ability to service debt and pay dividends to our stockholders.
We cannot and do not directly operate our lodging properties and, as a result, our results of operations, financial position, ability to service debt and our ability to pay dividends to stockholders are dependent on the ability of our third-party management companies and our tenants to operate our hotel properties successfully. In order for us to satisfy certain REIT qualification rules, we cannot directly operate any lodging properties or actively participate in the decisions affecting their daily operations. The lodging properties we acquire are leased to one or more taxable REIT subsidiaries ("TRSs"), which enter into property management agreements with our Property Manager, which, in turn, enters into agreements with third-party sub-property managers to operate the properties that we lease to a TRS. We cannot and do not control this third-party management company, who is responsible for maintenance and other day-to-day management of our lodging properties, including, but not limited to, the implementation of significant operating decisions. Thus, even if we believe our lodging properties are being operated inefficiently or in a manner that does not result in satisfactory operating results, we may not be able to require the third-party management company or the tenants to change their method of operation of our lodging properties. Our results of operations, financial position, cash flows and our ability to service debt and to pay dividends to stockholders are, therefore, dependent on the ability of our third-party management company and tenants to operate our lodging properties successfully. Any negative publicity or other adverse developments that affect that operator and/or its affiliated brands generally may adversely affect our results of operations, financial condition, and consequently cash flows thereby impacting our ability to service debt, and to pay dividends to our stockholders. There can be no assurance that our affiliate will continue to manage any lodging properties we acquire.

We rely on a third-party hotel management companies to establish and maintain adequate internal controls over financial reporting at our lodging properties. We do not, however, control the design or implementation of or changes to internal controls at any of our lodging properties. Thus, even if we believe that our lodging properties are being operated without effective internal controls, we may not be able to require the third-party management company to change its internal control structure. This could require us to implement extensive and possibly inefficient controls at a parent level in an attempt to mitigate such deficiencies. If such controls are not effective, the accuracy of the results of our operations that we report could be affected. Accordingly, our ability to conclude that, as a company, our internal controls are effective is significantly dependent upon the effectiveness of internal controls that our third-party management company will implement at our lodging properties. It is possible that we could have a significant deficiency or material weakness as a result of the ineffectiveness of the internal controls at one or more of our lodging properties.
If we replace a third-party management company, we may be required by the terms of the relevant management agreement to pay substantial termination fees, and we may experience significant disruptions at the affected lodging properties. We may not be able to make arrangements with a third-party management company with substantial prior lodging experience in the future. If we experience such disruptions, it may adversely affect our results of operations, financial condition and our cash flows, including our ability to service debt and to pay dividends to our stockholders.
Our use of the TRS structure increases our expenses.
A TRS structure subjects us to the risk of increased lodging operating expenses. The performance of our TRSs will be based on the operations of our lodging properties. Our operating risks include not only changes in hotel revenues and changes to our TRSs' ability to pay the rent due to us under the leases, but also increased hotel operating expenses, including, but not limited to, the following cost elements:
• wage and benefit costs;
• repair and maintenance expenses;
• energy costs;
• property taxes;
• insurance costs; and
• other operating expenses.
Any increases in one or more these operating expenses could have a significant adverse impact on our results of operations, cash flows and financial position.
Failure to maintain franchise licenses could decrease our revenues.
The one hotel we owned as of December 31, 2014 was not subject to a franchise license but any hotels we acquire in the future may be subject to a franchise license. The inability to maintain franchise licenses could decrease our revenues. Maintenance of franchise licenses for our lodging properties is subject to maintaining our franchisor’s operating standards and other terms and conditions. Franchisors periodically inspect lodging properties to ensure that such lodging properties are maintained in accordance with their standards. Failure to maintain our lodging properties in accordance with these standards or comply with other terms and conditions of the applicable franchise agreement could result in a franchise license being canceled. If a franchise license terminates due to our failure to make required improvements or to otherwise comply with its terms, we may also be liable to the franchisor for a termination fee. As a condition to the maintenance of a franchise license, our franchisor could also require us to make capital expenditures, even if we do not believe the capital improvements are necessary, desirable, or likely to result in an acceptable return on our investment. We may risk losing a franchise license if we do not make franchisor-required capital expenditures.
If our franchisor terminates the franchise license, we may try either to obtain a suitable replacement franchise or to operate the lodging property without a franchise license. The loss of a franchise license could materially and adversely affect the operations or the underlying value of the lodging property because of the loss associated with the brand recognition and/or the marketing support and centralized reservation systems provided by the franchisor. A loss of a franchise license for one or more lodging properties could materially and adversely affect our results of operations, financial condition and our cash flows, including our ability to service debt and pay dividends to our stockholders.

There are risks associated with employing hotel employees.
We are generally subject to risks associated with the employment of hotel employees. The lodging properties we acquire are leased to one or more TRSs, which enter into property management agreements with our Property Manager, which, in turn, enters into agreements with third-party sub-property managers to operate the properties that we lease to a TRS. Hotel operating revenues and expenses for these properties are included in our consolidated results of operations. As a result, although we do not directly employ or manage the labor force at our lodging properties, we are subject to many of the costs and risks generally associated with the hotel labor force. Our third-party sub-property manager is responsible for hiring and maintaining the labor force at each our lodging properties and for establishing and maintaining the appropriate processes and controls over such activities. From time to time, the operations of our lodging properties may be disrupted through strikes, public demonstrations or other labor actions and related publicity. We may also incur increased legal costs and indirect labor costs as a result of the aforementioned disruptions, or contract disputes or other events. Our third-party sub-property managers may be targeted by union actions or adversely impacted by the disruption caused by organizing activities. Significant adverse disruptions caused by union activities or increased costs affiliated with such activities could materially and adversely affect our results of operations, financial condition and our cash flows, including our ability to service debt and pay dividends to our stockholders.
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
We own one residential property and may acquire additional residential properties in the future. If our residents decide not to renew their leases upon expiration, we may not be able to re-let their units. Because substantially all our residential leases are or will be for apartments, they generally are or will be for terms of no more than one or two years. If we are unable to promptly renew the leases or re-let the units then our results of operations and financial condition will be adversely affected. Certain significant expenditures associated with each equity investment in real estate (such as mortgage payments, real estate taxes and maintenance costs) are generally not reduced when circumstances result in a reduction in rental income.
An economic downturn could adversely affect the residential industry and may affect operations for the residential properties that we acquire.
As a result of the effects of an economic downturn, including increased unemployment rates, the residential industry may experience a significant decline in business caused by a reduction in overall renters. An economic downturn and any corresponding increase in unemployment rates may have an adverse effect on our operations if the tenants occupying the residential properties we acquire or have acquired cease making rent payments to us. Moreover, low residential mortgage interest rates could accompany an economic downturn and encourage potential renters to purchase residences rather than lease them. Our residential properties may experience declines in occupancy rate due to a decline in residential mortgage interest rates.
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
Risks Associated with Debt Financing and Investments
We have outstanding debt, and the amount of debt and its cost may increase and refinancing may not be available on acceptable terms.
Our business is subject to risks normally associated with debt financing. The total principal amount of our combined outstanding indebtedness, which generally comprises mortgage loans on our properties, our pro rata share of Worldwide Plaza's indebtedness and the term loan and revolving components of our unsecured credit facility (the “Credit Facility”) with Capital One, National Association, was $1.2 billion as of December 31, 2014. We rely on both secured and unsecured, variable rate and non-variable rate debt to finance acquisitions and development activities and for working capital. We have also funded the payment of dividends with proceeds from debt. We may borrow if we need funds to satisfy the REIT tax qualification requirement that we distribute at least 90% of our annual REIT taxable income to our stockholders. We also may borrow if we otherwise deem it necessary or advisable to assure that we maintain our qualification as a REIT.
If we are unable to obtain debt financing or refinance existing indebtedness upon maturity, our financial condition and results of operations would likely be adversely affected. Our substantial indebtedness and the cash flow associated with serving our indebtedness could have important consequences, including the risks that:

•	our cash flow could be insufficient to pay dividends at expected levels and meet required payments of principal and interest;

•
we might be required to use a substantial portion of our cash flow from operations to pay our indebtedness, thereby reducing the availability of our cash flow to fund the implementation of our business strategy, acquisitions, capital expenditures and other general corporate purposes;

•	our debt service obligations could limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•
we may not be able to refinance existing indebtedness (which requires substantial principal payments at maturity) and, if we can, the terms of such refinancing might not be as favorable as the terms of existing indebtedness;

•
if principal payments due at maturity cannot be refinanced, extended or paid with proceeds of other capital transactions, such as new equity capital, our cash flow will not be sufficient in all years to repay all maturing debt; and

•
if prevailing interest rates or other factors at the time of refinancing (such as the possible reluctance of lenders to make commercial real estate loans) result in higher interest rates, increased interest expense would adversely affect net income, cash flow and our ability to service debt and pay dividends to stockholders.

In addition, incurring mortgage debt increases the risk of loss since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property securing the loan that is in default, thus reducing the value of your investment. For U.S. federal income tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds. In such event, we may be unable to pay the amount of dividends required in order to maintain our REIT status. We may give full or partial guarantees to lenders of mortgage debt to the entities that own our properties. When we provide a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity. If any mortgages contain cross-collateralization or cross-default provisions, a default on a single property could affect multiple properties. If any of our properties are foreclosed upon due to a default, our ability to pay cash dividends to our stockholders will be adversely affected which could result in our losing our REIT status and would result in a decrease in the value of your investment.
Covenants in the instruments governing our existing indebtedness limit our operational and financial flexibility, and a covenant breach could materially adversely affect our operations.
Our Credit Facility contains certain financial and operating covenants that limit our financial and operational flexibility. The operating covenants limit our ability to incur secured and unsecured debt, sell all or substantially all of our assets, make restricted payments (including dividends to our stockholders), engage in mergers and consolidations, enter into transactions with affiliates and take certain other actions. Our Credit Facility requires us to meet certain financial covenants, including the maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios) as well as the maintenance of a minimum net worth. The mortgage loans we have, or may in the future enter into, include, and may include, other financial and operating covenants.
These covenants may restrict our ability to pursue certain business initiatives or certain acquisition transactions that would otherwise be in our best interest. In the event that we fail to satisfy our covenants, we would be in default under our unsecured Credit Facility and may be required to repay our indebtedness with capital from other sources. Under such circumstances, other sources of debt or equity capital may not be available to us, or may be available only on unattractive terms. Moreover, the presence of financial covenants could cause us to operate our business with a view toward compliance with such covenants, which might not produce optimal returns for shareholders.
Our available capacity under our Credit Facility depends on our borrowing base properties.
As of December 31, 2014, the outstanding balance of the term loan and revolving components of our Credit Facility was $305.0 million and $330.0 million, respectively. While the aggregate commitments under the Credit Facility allow for total borrowings of up to $705.0 million with a $305.0 million term loan and a $400.0 million revolving loan and contain an “accordion feature” to allow us, under certain circumstances and to the extent agreed to by our lenders, to increase the aggregate loan borrowings to up to $1.0 billion of total borrowings, the actual availability of borrowings under our Credit Facility for any period is based on our borrowing base properties. The unused borrowing capacity, based on our borrowing base properties as of December 31, 2014, was $6.0 million.
If the financial results of the borrowing base properties deteriorate, or if their values decline, the maximum availability under the Credit Facility may decline and we may be required to make mandatory repayments of principal outstanding to avoid a default under the Credit Facility, absent an amendment or waiver.
During the year ended December 31, 2014, we used proceeds from the Credit Facility to make acquisitions, pay dividends and to fund working capital needs.
If we are unable to borrow under our Credit Facility due to a decrease in the available capacity or for any other reason,, we may be prevented from acquiring additional properties, funding our working capital needs or our dividends to our stockholders, and other sources of debt or equity capital may not be available to us, or may be available only on unattractive terms. A decrease in the available capacity under our Credit Facility could have an adverse effect on our results of operations.

Increases in interest rates could increase the amount of our debt payments and adversely affect our ability to pay dividends to our stockholders.
We have incurred substantial indebtedness, of which $555.0 million outstanding as of December 31, 2014, among other things, bears interest at variable interest rates that have not been hedged against. Accordingly, increases in interest rates would increase our interest costs, which could reduce our cash flows and our ability to pay dividends to you. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments in properties at times that may not permit realization of the maximum return on such investments.
U.S. Federal Income Tax Risks
Our failure to remain qualified as a REIT would subject us to U.S. federal income tax and potentially state and local tax, and would adversely affect our operations.
We have elected to be taxed as a REIT commencing with our taxable year ended December 31, 2010 and intend to operate in a manner that would allow us to continue to qualify as a REIT. However, we may terminate our REIT qualification, if our board of directors determines that not qualifying as a REIT is in our best interests, or inadvertently. Our qualification as a REIT depends upon our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. The REIT qualification requirements are extremely complex and interpretation of the U.S. federal income tax laws governing qualification as a REIT is limited. Furthermore, any opinion of our counsel, including tax counsel, as to our eligibility to qualify or remain qualified as a REIT is not binding on the Internal Revenue Service "IRS") and is not a guarantee that we will qualify, or continue to qualify, as a REIT. Accordingly, we cannot be certain that we will be successful in operating so we can qualify or remain qualified as a REIT. Our ability to satisfy the asset tests depends on our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. Our compliance with the REIT income or quarterly asset requirements also depends on our ability to successfully manage the composition of our income and assets on an ongoing basis. Accordingly, if certain of our operations were to be recharacterized by the IRS, such recharacterization would jeopardize our ability to satisfy all requirements for qualification as a REIT. Furthermore, future legislative, judicial or administrative changes to the U.S. federal income tax laws could be applied retroactively, which could result in our disqualification as a REIT.
If we fail to continue to qualify as a REIT for any taxable year, and we do not qualify for certain statutory relief provisions, we will be subject to U.S. federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT qualification. Losing our REIT qualification would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. In addition, dividends to stockholders would no longer qualify for the dividends paid deduction, and we would no longer be required to pay dividends. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax.
Even if we qualify as a REIT, in certain circumstances, we may incur tax liabilities that would reduce our cash available for other purposes.
Even if we qualify and maintain our status as a REIT, we may be subject to U.S. federal, state and local income taxes. For example, net income from the sale of properties that are "dealer" properties sold by a REIT (a "prohibited transaction" under the Code) will be subject to a 100% tax. We may not distribute sufficient dividends to avoid excise taxes applicable to REITs. We also may decide to retain net capital gain we earn from the sale or other disposition of our property and pay U.S. federal income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability unless they file U.S. federal income tax returns and thereon seek a refund of such tax. We also will be subject to corporate tax on any undistributed REIT taxable income. We also may be subject to state and local taxes on our income or property, including franchise, payroll and transfer taxes, either directly or at the level of our operating partnership or at the level of the other companies through which we indirectly own our assets, such as our TRSs, which are subject to full U.S. federal, state, local and foreign corporate-level income taxes. Any taxes we pay directly or indirectly will reduce our cash available for other purposes.

To qualify as a REIT we must meet annual distribution requirements, which may force us to forgo otherwise attractive opportunities or borrow funds during unfavorable market conditions. This could delay or hinder our ability to meet our investment objectives.
In order to qualify as a REIT, we must distribute annually to our stockholders at least 90% of our REIT taxable income (which does not equal net income, as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding net capital gain. We will be subject to U.S. federal income tax on our undistributed REIT taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which dividends we pay with respect to any calendar year are less than the sum of (a) 85% of our ordinary income, (b) 95% of our capital gain net income and (c) 100% of our undistributed income from prior years. These requirements could cause us to distribute amounts that otherwise would be spent on investments in real estate assets and it is possible that we might be required to borrow funds, possibly at unfavorable rates, or sell assets to fund these distributions. It is possible that we might not always be able to pay distributions sufficient to meet the annual distribution requirements and to avoid U.S. federal income and excise taxes on our earnings while we qualify as a REIT.
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

If our OP failed to qualify as a partnership or is not otherwise disregarded for U.S. federal income tax purposes, we would cease to qualify as a REIT.
We intend to maintain the status of our operating partnership as a partnership or a disregarded entity for U.S. federal income tax purposes. However, if the IRS were to successfully challenge the status of our OP as a partnership or disregarded entity for such purposes, it would be taxable as a corporation. In such event, this would reduce the amount of distributions that our OP could make to us. This also would result in our failing to qualify as a REIT, and becoming subject to a corporate level tax on our income. This substantially would reduce our cash available to pay dividends and the yield on your investment. In addition, if any of the partnerships or limited liability companies through which our OP owns its properties, in whole or in part, loses its characterization as a partnership and is otherwise not disregarded for U.S. federal income tax purposes, it would be subject to taxation as a corporation, thereby reducing distributions to the OP. Such a recharacterization of an underlying property owner could also threaten our ability to maintain our REIT qualification.
Our investments in certain debt instruments may cause us to recognize income for U.S. federal income tax purposes even though no cash payments have been received on the debt instruments, and certain modifications of such debt by us could cause the modified debt to not qualify as a good REIT asset, thereby jeopardizing our REIT qualification.
Our taxable income may substantially exceed our net income as determined based on GAAP, or differences in timing between the recognition of taxable income and the actual receipt of cash may occur. For example, we may acquire assets, including debt securities requiring us to accrue original issue discount ("OID") or recognize market discount income, that generate taxable income in excess of economic income or in advance of the corresponding cash flow from the assets. In addition, if a borrower with respect to a particular debt instrument encounters financial difficulty rendering it unable to pay stated interest as due, we may nonetheless be required to continue to recognize the unpaid interest as taxable income with the effect that we will recognize income but will not have a corresponding amount of cash available for distribution to our stockholders.
As a result of the foregoing, we may generate less cash flow than taxable income in a particular year and find it difficult or impossible to meet the REIT distribution requirements in certain circumstances. In such circumstances, we may be required to (a) sell assets in adverse market conditions, (b) borrow on unfavorable terms, (c) distribute amounts that would otherwise be used for future acquisitions or used to repay debt, or (d) make a taxable dividend of our shares of common stock as part of a dividend in which stockholders may elect to receive shares of common stock or (subject to a limit measured as a percentage of the total dividend) cash, in order to comply with the REIT distribution requirements.
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

We may choose to pay dividends in our own stock, in which case the stockholder may be required to pay U.S. federal income taxes in excess of the cash dividends received by them.
In connection with our qualification as a REIT, we are required to distribute annually to our stockholders at least 90% of our REIT taxable income (which does not equal net income, as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding net capital gain. In order to satisfy this requirement, we may pay dividends that are payable in cash and/or shares of our common stock (which could account for up to 80% of the aggregate amount of such dividends) at the election of each stockholder. Taxable stockholders receiving such dividends will be required to include the full amount of such dividends as ordinary dividend income to the extent of our current or accumulated earnings and profits, as determined for U.S. federal income tax purposes. As a result, U.S. stockholders may be required to pay U.S. federal income taxes with respect to such dividends in excess of the cash portion of the dividend received. Accordingly, U.S. stockholders receiving a dividend of our shares may be required to sell shares received in such dividend or may be required to sell other stock or assets owned by them, at a time that may be disadvantageous, in order to satisfy any tax imposed on such dividend. If a U.S. stockholder sells the stock that it receives as part of the dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to certain non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividend, including in respect of all or a portion of such dividend that is payable in stock, by withholding or disposing of part of the shares included in such dividend and using the proceeds of such disposition to satisfy the withholding tax imposed.
Various tax aspects of such a taxable cash/stock dividend are uncertain and have not yet been addressed by the IRS. No assurance can be given that the IRS will not impose requirements in the future with respect to taxable cash/stock dividends, including on a retroactive basis, or assert that the requirements for such taxable cash/stock dividends have not been met.
The taxation of amounts paid to our stockholders may be taxable as ordinary income, which may reduce your anticipated return from an investment in us.
Amounts that we pay to our stockholders generally referred to herein as "dividends" will generally be taxable as ordinary income if paid out of current and accumulated earnings and profits (and not designated as capital gain dividends or qualified dividend income). However, a portion of amounts paid to our stockholders may (1) be designated by us as capital gain dividends generally taxable as long-term capital gain to the extent that they are attributable to net capital gain recognized by us, (2) be designated by us as qualified dividend income generally to the extent they are attributable to dividends we receive from our TRSs, or (3) constitute a return of capital generally to the extent that the payment exceeds our accumulated earnings and profits as determined for U.S. federal income tax purposes. A return of capital is not taxable, but has the effect of reducing the basis of a stockholder's investment in our common stock.
Our stockholders may have tax liability on amounts that they elect to reinvest in common stock, but they would not receive the cash to pay any resulting tax liability.
Stockholders who participated in our DRIP will have been deemed to have received, and for U.S. federal income tax purposes will be taxed on, the amount reinvested in shares of our common stock to the extent the amount reinvested was not a tax-free return of capital. In addition, our stockholders will be treated for tax purposes as having received an additional amount to the extent the shares are purchased at a discount to fair market value. As a result, unless a stockholder is a tax-exempt entity, it may have to use funds from other sources to pay its tax liability on the value of the shares of common stock received.
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
In order to qualify as a REIT, we must distribute annually to our stockholders at least 90% of our REIT taxable income (which does not equal net income, as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding net capital gain. In order for dividends to be counted as satisfying the annual distribution requirements for REITs, and to provide us with a REIT-level tax deduction, the dividends must not be "preferential dividends." A dividend is not a preferential dividend if the dividend is pro rata among all outstanding shares of stock within a particular class, and in accordance with the preferences among different classes of stock as set forth in our organizational documents. Currently, there is uncertainty as to the IRS's position regarding whether certain arrangements that REITs have with their stockholders could give rise to the inadvertent payment of a preferential dividend (e.g., the pricing methodology for stock purchased under a dividend reinvestment plan inadvertently causing a greater than 5% discount on the price of such stock purchased). While we believe that our operations have been structured in such a manner that we will not be treated as inadvertently paying preferential dividends, there is no de minimis exception with respect to preferential dividends. Therefore, if the IRS were to take the position that we inadvertently paid a preferential dividend, we may be deemed either to (a) have distributed less than 100% of our REIT taxable income and be subject to tax on the undistributed portion, or (b) have distributed less than 90% of our REIT taxable income and our status as a REIT could be terminated for the year in which such determination is made if we were unable to cure such failure.
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
The ability of our board of directors to revoke our REIT qualification without stockholder approval may subject us to U.S. federal income tax and reduce dividends to our stockholders.
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

Non-U.S. stockholders will be subject to U.S. federal withholding tax and may be subject to U.S. federal income tax on dividends received from us and upon the disposition of our shares.
Subject to certain exceptions, amounts paid by us to our stockholders will be treated as dividends of ordinary income to the extent of our current or accumulated earnings and profits. These dividends ordinarily will be subject to U.S. withholding tax at a 30% rate, or such lower rate as may be specified by an applicable income tax treaty, unless the dividends are treated as "effectively connected" with the conduct by the non-U.S. stockholder of a U.S. trade or business. Pursuant to the Foreign Investment in Real Property Tax Act of 1980 ("FIRPTA") capital gain dividends attributable to sales or exchanges of "U.S. real property interests" ("USRPIs") generally will be taxed to a non-U.S. stockholder as if such gain were effectively connected with a U.S. trade or business. However, a capital gain dividend will not be treated as effectively connected income if (a) the dividend is received with respect to a class of stock that is regularly traded on an established securities market located in the United States and (b) the non-U.S. stockholder does not own more than 5% of the class of our stock at any time during the one- year period ending on the date the dividend is received.
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
Potential characterization of dividends or gain on sale may be treated as unrelated business taxable income to tax- exempt investors.
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
Item 1B. Unresolved Staff Comments.
Not applicable.

Item 2. Properties
General
As of December 31, 2014, we owned 24 properties and real estate-related assets located in the New York MSA. The following table presents certain additional information about the properties we owned at December 31, 2014, including our pro rata share of our unconsolidated joint venture:

Property	Ownership	Rentable Square Feet	Percent Occupied	Annualized Cash Rent (1)	Annualized Cash Rent Per Occupied SF	Number of Leases
Manhattan Office Properties - Office				(in thousands)
Design Center	100.0%	81,082	100.0%	$3,942	$48.62	19
416 Washington Street	100.0%	1,565	100.0%	56	36.02	1
256 West 38th Street	100.0%	106,983	100.0%	3,744	35.00	11
229 West 36th Street	100.0%	128,762	90.5%	4,497	38.60	6
218 West 18th Street	100.0%	165,670	100.0%	9,299	56.13	7
50 Varick Street	100.0%	158,573	100.0%	7,087	44.70	1
333 West 34th Street	100.0%	317,040	100.0%	13,793	43.51	3
1440 Broadway	100.0%	726,344	89.2%	38,153	58.87	10
One Worldwide Plaza	48.9%	879,611	94.2%	54,384	65.61	7
245-249 West 17th Street	100.0%	217,577	98.7%	14,718	68.53	1
Manhattan Office Properties - Office Total		2,783,207	94.8%	149,673	56.71	66
Manhattan Office Properties - Retail
256 West 38th Street	100.0%	10,282	97.8%	410	40.78	2
229 West 36th Street	100.0%	20,132	100.0%	967	47.97	1
333 West 34th Street	100.0%	29,688	100.0%	1,449	48.81	1
1440 Broadway	100.0%	29,335	90.3%	2,989	112.86	8
One Worldwide Plaza	48.9%	123,638	85.7%	3,788	35.74	19
245-249 West 17th Street	100.0%	63,718	100.0%	4,980	78.16	2
Manhattan Office Properties - Retail Total		276,793	92.5%	14,583	56.95	33
Sub-Total/Weighted Average Manhattan Office Properties - Office and Retail		3,060,000	94.6%	164,256	56.73	99
Manhattan Stand Alone Retail
367-387 Bleecker Street (2)	100.0%	9,724	100.0%	2,617	269.10	5
33 West 56th Street (garage)	100.0%	12,856	100.0%	448	34.88	1
416 Washington Street	100.0%	7,436	100.0%	446	59.97	2
One Jackson Square	100.0%	8,392	100.0%	1,528	182.07	5
350 West 42nd Street	100.0%	42,774	100.0%	1,731	40.46	4
350 Bleecker Street	100.0%	14,511	100.0%	1,130	77.90	3
Sub-Total/Weighted Average Manhattan Stand Alone Retail		95,693	100.0%	7,900	82.56	20
Outer-Borough Properties
86th Street, Brooklyn	100.0%	6,118	100.0%	484	79.19	1
163 Washington Avenue, Brooklyn	97.4%	41,613	92.5%	2,027	52.65	49
163-30 Cross Bay, Queens	100.0%	9,767	100.0%	1,071	109.68	1
1100 Kings Highway, Brooklyn	100.0%	61,318	100.0%	2,719	44.34	5
1623 Kings Highway, Brooklyn	100.0%	19,959	100.0%	1,043	52.25	3
Sub-Total/Weighted Average Outer-Borough Properties		138,775	97.8%	7,344	54.13	59
Portfolio Sub-total		3,294,468	94.9%	$179,500	$57.41	178
120 West 57th Street (Viceroy Hotel)	100.0%	128,612
416 Washington Street (Parking Garage) (3)	100.0%	N/A
Portfolio Total		3,423,080
_________________________

(1)
Annualized cash rent represents rental obligations as of December 31, 2014, including contractual cash base rents, and reimbursements from tenants under existing leases, excluding electric reimbursements and free rent.

(2)	Includes three condominium units.

(3)	Does not include 15,055 square feet at the garage at 416 Washington Street, which is being operated under a management contract with a third party.

Future Minimum Lease Payments
The following table presents future minimum base rent payments, on a cash basis, due to us over the next ten years and thereafter at the properties we owned as of December 31, 2014, excluding our unconsolidated joint venture. These amounts exclude contingent rental payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes among other items.

(In thousands)	Future Minimum Base Rent Payments
2015	$107,195
2016	96,230
2017	93,784
2018	91,832
2019	90,551
2020	90,836
2021	89,454
2022	84,039
2023	78,826
2024	67,192
Thereafter	180,968
Total	$1,070,907
Future Lease Expirations Table
The following is a summary of lease expirations for the next ten years at the properties we owned as of December 31, 2014, including our pro rata share of our unconsolidated joint venture:

Year of Expiration	Number of Leases Expiring	Expiring Annualized Cash Rent(1)	Expiring Annualized Cash Rent as a Percentage of the Total Portfolio(1)	Leased Rentable Square Feet(2)	Percent of Portfolio Leased Rentable Square Feet Expiring
		(In thousands)
2015	7	$15,127	7.2%	223,979	7.2%
2016	11	6,225	3.0%	106,755	3.4%
2017	17	7,315	3.5%	106,379	3.4%
2018	14	2,262	1.1%	46,859	1.5%
2019	7	2,544	1.2%	57,562	1.9%
2020	7	6,067	2.9%	82,380	2.7%
2021	10	6,056	2.9%	154,897	5.0%
2022	14	9,963	4.7%	163,105	5.3%
2023	5	5,705	2.7%	105,732	3.4%
2024	11	48,224	23.0%	591,971	19.1%
Total	103	$109,488	52.2%	1,639,619	52.9%
_____________________________

(1)	Expiring annualized cash rent represents contractual base rents at the time of lease expiration and reimbursements from tenants, excluding electric reimbursements and free rent.

(2)
Excludes 37,335 square feet of leased residential space and 122,896 square feet of the hotel (which excludes space leased to the hotel restaurant tenant). Total vacant square footage at December 31, 2014 was 167,856 square feet.

Tenant Concentration
The following table lists the tenant whose rented square footage is greater than 10% of the total portfolio rentable square footage as of December 31, 2014:

Tenant	Rented Square Feet (1)	Rented Square Feet as a % of Total Portfolio	Lease Expiration	Remaining Lease Term (2)	Renewal Options	Annualized Cash Rent(1) (3)
						(In thousands)
Nomura Holdings America, Inc.	400,934	11.7%	Sep. 2033	18.8	(4)	$18,845
________________________________

(1)	Rented square feet and annualized cash rent reflect our 48.9% pro rata share of the building.

(2)	Remaining lease term in years as of December 31, 2014.

(3)	Annualized cash rent as of December 31, 2014 includes operating expense reimbursements, excluding electric charges and free rent.

(4)
Nomura Holdings America, Inc. has up to four options to renew its lease. Options one and two are for renewal terms of five or ten years each and options three and four are for five years each. In total, the renewal options are designed to allow Nomura Holdings America, Inc. up to 20 years of extended term.

Significant Portfolio Properties
The rentable square feet or annualized cash rent of Worldwide Plaza and the properties located at 1440 Broadway, 333 West 34th Street and 245-249 West 17th Street represent a significant portion of our total portfolio. The tenant concentrations of Worldwide Plaza and the properties located at 1440 Broadway, 333 West 34th Street and 245-249 West 17th Street are summarized below:
Worldwide Plaza
The following table lists tenants in Worldwide Plaza whose rented square footage or annualized cash rent is greater than 10% of the total rentable square footage or annualized cash rent of Worldwide Plaza as of December 31, 2014:

Tenant	Rented Square Feet (1)	Rented Square Feet as a % of Total Worldwide Plaza	Lease Expiration	Remaining Lease Term(2)	Renewal Options	Annualized Cash Rent(1) (3)
						(In thousands)
Nomura Holdings America, Inc.	400,934	40.0%	Sep. 2033	18.8	(4)	$18,845
Cravath, Swaine & Moore, LLP	301,779	30.1%	Aug. 2024	9.7	None	$28,831
_____________________________

(1)	Rented square feet and annualized cash rent reflect our 48.9% pro-rata share of the building.

(2)	Remaining lease term in years as of December 31, 2014.

(3)	Annualized cash rent as of December 31, 2014 includes operating expense reimbursements, excluding electric charges and free rent.

(4)
Nomura Holdings America, Inc. has up to four options to renew its lease. Options one and two are for renewal terms of five or ten years each and options three and four are for five years each. In total, the renewal options are designed to allow Nomura Holdings America, Inc. up to 20 years of extended term.

1440 Broadway
The following table lists tenants at 1440 Broadway whose rented square footage is greater than 10% of the total rentable square footage of 1440 Broadway as of December 31, 2014:

Tenant	Rented Square Feet	Rented Square Feet as a % of Total 1440 Broadway	Lease Expiration	Remaining Lease Term(1)	Renewal Options	Annualized Cash Rent(2)
						(In thousands)
Macy's Inc.	203,196	26.9%	Jan. 2024	9.1	None	$12,009
RentPath Inc.	170,734	22.6%	Oct. 2015	0.8	1 - 5 year	$11,687
_____________________________

(1)	Remaining lease term in years as of December 31, 2014.

(2)	Annualized cash rent as of December 31, 2014 includes operating expense reimbursements, excluding electric charges and free rent.
333 West 34th Street
The following table lists tenants at 333 West 34th Street whose rented square footage is greater than 10% of the total rentable square footage of 333 West 34th Street as of December 31, 2014:

Tenant	Rented Square Feet		Rented Square Feet as a % of Total 333 West 34th Street	Lease Expiration		Remaining Lease Term(1)	Renewal Options	Annualized Cash Rent (2)
								(In thousands)
The Segal Company (Eastern States) Inc.	144,307	(3)	41.6%	Feb. 2025		10.2	None	$8,773
Metropolitan Transportation Authority (MTA)	130,443	(4)	37.6%	Jan. 2021	(5)	6.0	None	$3,443
Godiva Chocolatier, Inc.	42,290		12.2%	Feb. 2027		12.2	None	$1,577
_____________________________

(1)	Remaining lease term in years as of December 31, 2014.

(2)	Annualized cash rent as of December 31, 2014 includes operating expense reimbursements, excluding electric charges and free rent.

(3)
The Metropolitan Transportation Authority (MTA) is contractually obligated to surrender 17,503 rentable square feet of the 5th floor to The Segal Company (Eastern States), Inc. in 2015, as such, it is not included within the Metropolitan Transportation Authority's (MTA) rented square feet as of December 31, 2014.

(4)	Includes space required to be rented of 17,503 rentable square feet to be surrendered to the Segal Company (Eastern States), Inc. in 2015.

(5)	Early termination at the tenant's option available in March 2015.

245-249 West 17th Street
The following table lists tenants at 245-249 West 17th Street whose rented square footage is greater than 10% of the total rentable square footage of 245-249 West 17th Street as of December 31, 2014:

Tenant	Rented Square Feet	Rented Square Feet as a % of Total 245-249 West 17th Street	Lease Expiration	Remaining Lease Term(1)	Renewal Options	Annualized Cash Rent(2)
						(In thousands)
Twitter, Inc.	214,765	76.3%	April 2025	10.3	2 - 5 year	$14,718
Room & Board, Inc.	60,062	21.4%	October 2034	19.9	1 - 5 year	$4,650
_____________________________

(1)	Remaining lease term in years as of December 31, 2014.

(2)	Annualized cash rent as of December 31, 2014 includes operating expense reimbursements, excluding electric charges and free rent.
Property Financing
Our mortgage notes payable, excluding our unconsolidated joint venture, as of December 31, 2014 consist of the following:

		Outstanding Loan Amount
Portfolio	Encumbered Properties	December 31, 2014	Effective Interest Rate		Interest Rate	Maturity
		(In thousands)
Design Center	1	$20,198	4.4%		Fixed	Dec. 2021
Bleecker Street	3	21,300	4.3%		Fixed	Dec. 2015
Foot Locker	1	3,250	4.6%		Fixed	Jun. 2016
Regal Parking Garage	1	3,000	4.5%		Fixed	Jul. 2016
Duane Reed	1	8,400	3.6%		Fixed	Nov. 2016
416 Washington Street	1	4,741	4.4%		Fixed	Dec. 2021
One Jackson Square	1	13,000	3.4%	(1)	Fixed	Dec. 2016
350 West 42nd Street	1	11,365	3.4%		Fixed	Aug. 2017
1100 Kings Highway	1	20,200	3.4%	(1)	Fixed	Aug. 2017
1623 Kings Highway	1	7,288	3.3%	(1)	Fixed	Nov. 2017
256 West 38th Street	1	24,500	3.1%	(1)	Fixed	Dec. 2017
229 West 36th Street	1	35,000	2.9%	(1)	Fixed	Dec. 2017
	14	$172,242	3.6%	(2)
______________________

(1)	Fixed through an interest rate swap agreement.

(2)	Calculated on a weighted average basis for all mortgages outstanding as of December 31, 2014.
Item 3. Legal Proceedings.
The information related to litigation and regulatory matters contained in “Note 13 — Commitments and Contingencies” of our notes to the consolidated financial statements included in this Annual Report on Form 10-K is incorporated by reference into this Item 3. Except as set forth therein, as of the end of the period covered by this Annual Report on Form 10-K, we are not a party to, and none of our properties are subject to, any material pending legal proceedings.
Item 4. Mine Safety Disclosure.
Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock is currently traded on the New York Stock Exchange ("NYSE") under the symbol "NYRT." Set forth below is a line graph comparing the cumulative total stockholder return on our common stock, based on the market price of the common stock, with the FTSE National Association of Real Estate Investment Trusts Equity Index ("NAREIT") and the New York Stock Exchange Index ("NYSE Index") for the period commencing April 15, 2014, the date on which we listed our shares on the NYSE and ending December 31, 2014. Reinvestment of dividends or distributions is not assumed as the DRIP was suspended as of March 31, 2014. The graph assumes an investment of $100 on April 15, 2014.
For each calendar quarter indicated, the following table reflects high and low sales prices for the common stock as reported by NYSE and the amounts paid to our stockholders in respect of these shares which we refer to as "dividends."

	Second Quarter 2014	Third Quarter 2014	Fourth Quarter 2014
High	$12.32	$11.05	$11.41
Low	$9.51	$9.87	$10.22

Amounts paid per share	$0.130	$0.115	$0.115
Holders
As of March 31, 2015, we had 162.5 million shares of common stock outstanding held by a total of 1,663 stockholders of record.
Dividends
We have elected to qualify as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2010.  As a REIT, we are required to distribute at least 90% of our REIT taxable income to our stockholders annually.  The amount actually paid to our stockholders is determined by our board of directors and is dependent on a number of factors, including the amount of funds available, financial condition, capital expenditure requirements, the restricted payments covenant in our Credit Facility, as applicable, and annual distribution requirements needed to qualify and maintain our status as a REIT under the Code.
On September 22, 2010, our board of directors approved, and we declared, a dividend rate equal to a $0.605 per share, commencing December 1, 2010.  The dividend was paid to stockholders of record each day during the applicable period at a rate of $0.00165753424 per day. In April 2014, our board of directors changed the annualized rate to $0.46 per share per annum, beginning with the April 2014 distribution. Beginning in April 2014, payments are made to stockholders of record at the close of business on the 8th day of each month, and payable on the 15th day of such month. From a tax perspective, of the amounts paid to stockholders during the year ended December 31, 2014, 100%, or $0.49 per share per annum, represented a return of capital otherwise referred to herein as a "dividend." During the year ended December 31, 2013, 93.1%, or $0.563 per share per annum, and 6.9%, or $0.042 per share per annum, represented a return of capital and ordinary dividends, respectively.

Payments to our stockholders in respect of their shares are dependent on the availability of funds. These payments are also dependent on our remaining in compliance with the restricted payments covenant in our Credit Facility. During the year ended December 31, 2014, we were in compliance with this covenant. Our board of directors may reduce the amount of dividends or distributions paid or suspend payments at any time. The following table reflects distributions paid in cash and reinvested through the DRIP to common stockholders as well as dividends related to unvested restricted stock, participating LTIP units, OP units and Class B units during the years ended December 31, 2014 and 2013:

(In thousands)	Cash Paid but Not Reinvested	Amounts Reinvested Through the DRIP	Total Amounts Paid	Total Dividends Declared
2014:
1st Quarter 2014	$11,866	$14,084	$25,950	$26,165
2nd Quarter 2014	17,169	4,935	22,104	12,976
3rd Quarter 2014	18,950	—	18,950	18,651
4th Quarter 2014	19,031	—	19,031	18,650
Total 2014	$67,016	$19,019	$86,035	$76,442

2013:
1st Quarter 2013	$1,605	$1,502	$3,107	$3,470
2nd Quarter 2013	2,655	2,439	5,094	6,386
3rd Quarter 2013	5,207	5,383	10,590	12,859
4th Quarter 2013	8,472	9,528	18,000	21,676
Total 2013	$17,939	$18,852	$36,791	$44,391
During the year ended December 31, 2014, cash used to pay our dividends or distributions was generated mainly from funds received from cash flows provided by operations, proceeds from common stock, proceeds from common stock issued under the DRIP, proceeds from our Credit Facility and distributions from Worldwide Plaza. As our portfolio of investments stabilizes, we expect that we will use funds received from operating activities to pay a greater proportion of our dividends or distributions and will be able to reduce and in the future eliminate the use of funds from financings to pay dividends or distributions. As the cash flows from operations become more significant our Advisor and Property Manager may discontinue their past practice of forgiving fees and providing contributions and may charge the full fee owed to it in accordance with our agreements. Our board of directors may reduce the amount of dividends or distributions paid or suspend dividend or distribution payments at any time and therefore these payments are not assured.
Share-Based Compensation Plans
We have a stock option plan (the "Plan") which authorizes the grant of non-qualified stock options to our independent directors, subject to the absolute discretion of the board of directors and the applicable limitations of the Plan. The exercise price for all stock options granted under the Plan to the independent directors is the fair market value of the award on the date of grant.

Notwithstanding any other provisions of our Plan to the contrary, no stock option issued pursuant thereto may be exercised if such exercise would jeopardize our status as a REIT under the Code. The following table sets forth information regarding securities authorized for issuance under our stock option plan and our restricted share plan (as described below) as of December 31, 2014:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)
	(a)	(b)	(c)
Equity Compensation Plans approved by security holders(1)	—	$—	16,774,260
Equity Compensation Plans not approved by security holders	—	—	—
Total	—	$—	16,774,260
__________________

(1)
Includes the total number of shares of restricted stock that are available for future issuance as of December 31, 2014, which is calculated as 10% of our outstanding shares of capital stock on a fully diluted basis.

Restricted Share Plan
We have an employee and director incentive restricted share plan (the "RSP") that, prior to the listing of our common stock on the NYSE (the "Listing"), provided for the automatic grant of 3,000 restricted shares of common stock to each of the independent directors, without any further action by our board of directors or the stockholders, on the date of initial election to the board of directors and on the date of each annual stockholder's meeting. Restricted stock issued to independent directors vested over a five-year period following the date of grant in increments of 20% per annum. Subsequent to the Listing, we amended the RSP to, among other things, remove the fixed amount of shares that are automatically granted to the independent directors. Under the amended RSP, the annual amount granted is determined by the board of directors. Generally, such awards provide for accelerated vesting of (i) all unvested shares upon a "change in control" or a "termination without cause" (as described below) and (ii) the portion of the unvested shares scheduled to vest in the year of termination upon a voluntary termination or failure to be re-elected to the board. The RSP provides us with the ability to grant awards of restricted shares to our directors, officers and employees (if we ever have employees), employees of the Advisor and its affiliates, employees of entities that provide services to us, directors of the Advisor or of entities that provide services to us, certain consultants to us and the Advisor and its affiliates or to entities that provide services to us.
For purposes of the RSP, “change in control” means: (i) any “person” as such term is used in Section 13(d) and 14(d) of the Exchange Act (other than the Company, any trustee or other fiduciary holding securities under any employee benefit plan of the Company or any corporation owned, directly or indirectly, by the stockholders of the Company in substantially the same proportion as their ownership of stock of the Company), is or becomes the “beneficial owner” (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Company representing 50.1% or more of the combined voting power of the Company’s then outstanding voting securities; (ii) the stockholders of the Company approve a merger or consolidation of the Company with any other entity or approve the issuance of voting securities in connection with a merger or consolidation of the Company (or any direct or indirect subsidiary thereof) pursuant to applicable exchange requirements, other than (A) a merger or consolidation which would result in the voting securities of the Company outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving or parent entity) at least 50.1% of the combined voting power of the voting securities of the Company or such surviving or parent entity outstanding immediately after such merger or consolidation or (B) a merger or consolidation effected to implement a recapitalization of the Company (or similar transaction) in which no “person” (as defined above) is or becomes the beneficial owner, directly or indirectly, of securities of the Company representing 50.1% or more of either of the then outstanding shares of Common Stock or the combined voting power of the Company’s then outstanding voting securities; or (iii) the consummation of the sale or disposition by the Company of all or substantially all of the Company’s assets (or any transaction or series of transactions within a period of 12 months ending on the date of the last sale or disposition having a similar effect).

For purposes of the RSP, a “termination without cause” is defined as a termination of the independent director’s directorship by the Company other than for Cause (as defined below) or as a result of the independent director’s death or disability. “Cause” shall mean (x) the independent director’s willful misconduct or gross negligence in the performance of his or her duties for the Company or any affiliate of the Company that is not cured by the independent director within 30 days after his or her receipt of written notice from the Company or such affiliate (as applicable); (y) the independent director’s conviction of, or plea of guilty or nolo contendere to, a crime relating to the Company or any affiliate of the Company, or any felony; or (z) a material breach by the independent director of the independent director’s agreement, offer letter or other offer arrangement with the Company (if any) or any other material written agreement entered into between the independent director and the Company or any affiliate thereof (if any) that is not cured by the independent director within 30 days after his or her receipt of written notice from the Company or such affiliate (as applicable).
Prior to March 31, 2014, the total number of shares of common stock granted under the RSP could not exceed 5.0% of our outstanding shares on a fully diluted basis at any time, and in any event could not exceed 7.5 million shares (as such number may be adjusted for stock splits, stock dividends, combinations and similar events). On March 31, 2014, we adopted an amendment to our RSP to increase the number of shares of our capital stock, par value $0.01 per share, available for awards thereunder to 10% of our outstanding shares of capital stock on a fully diluted basis at any time. The amendment also eliminated the RSP limit of 7.5 million shares of capital stock.
Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of restricted shares may receive cash dividends prior to the time that the restrictions on the restricted shares have lapsed. Any dividends payable in common shares shall be subject to the same restrictions as the underlying restricted shares. As of December 31, 2014, we had 89,499 unvested restricted shares outstanding that were granted pursuant to the RSP.
2014 Advisor Multi-Year Outperformance Agreement
On April 15, 2014 (the "Effective Date") in connection with the Listing, we entered into the 2014 Advisor Multi-Year Outperformance Agreement (the "OPP") with the OP and the Advisor. Under the OPP, the Advisor was issued 8,880,579 long term incentive plan ("LTIP units") in the OP with a maximum award value on the issuance date equal to 5.0% of our market capitalization (the “OPP Cap”). The LTIP units are structured as profits interest in the OP.
The Advisor will be eligible to earn a number of LTIP units with a value equal to a portion of the OPP Cap upon the first, second and third anniversaries of the Effective Date based on our achievement of certain levels of total return to our stockholders (“Total Return”), including both share price appreciation and common stock dividends, as measured against a peer group of companies, as set forth below, for the three-year performance period commencing on the Effective Date (the “Three-year Period”); each 12-month period during the Three-Year Period (the “One-Year Periods”); and the initial 24-month period of the Three-Year Period (the “Two-Year Period”), as follows:

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

Recent Sales of Unregistered Securities
The OP issued the following securities that were not registered under the Securities Act during the year ended December 31, 2014:
In accordance with the advisory agreement, the Advisor was issued 1,188,667 Class B units by the OP, which would vest, and no longer be subject to forfeiture upon the achievement of an economic hurdle and certain other performance conditions. On April 15, 2014, as a result of the Listing, the performance condition was achieved and the Class B units were no longer subject to forfeiture. On April 15, 2014, the Class B units were converted to OP units on a one-to-one basis.
Upon occurrence of the Listing, the New York Recovery Special Limited Partnership, LLC (the "SLP") became entitled to begin receiving dividends of net sale proceeds pursuant to its special limited partner interest in the OP (the "SLP Interest") in an aggregate amount that is evidenced by the issuance of a note by the OP (the "Listing Note"). The principal amount of the Listing Note was determined based, in part, on the actual average market value of our outstanding common stock for the period 180 days to 210 days after the Listing. The final value of the Listing Note was determined to be $33.5 million. On November 21, 2014, at the request of the SLP, the Listing Note was converted into 3,062,512 OP units.
Additionally, the Advisor, as the holder of Class B units, had the right to make a capital contribution to the OP in exchange for OP units. Pursuant to a Contribution and Exchange Agreement entered into between the Advisor and the OP dated April 15, 2014, the Advisor contributed $0.8 million in cash to the OP in exchange for 83,333 OP units.
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
Use of Proceeds from Sales of Registered Securities
In September 2010, we commenced our IPO on a "reasonable best efforts" basis of up to 150.0 million shares of common stock at a price of $10.00 per share, subject to certain volume and other discounts. Our IPO closed in December 2013. As of December 31, 2014, we had 162.2 million shares of common stock outstanding, including unvested restricted shares, converted preferred shares and shares issued under the DRIP. As of December 31, 2014, we had received common stock proceeds of $1.6 billion, including DRIP and net of repurchases. We operated as a non-traded REIT through April 14, 2014. On April 15, 2014, we listed our common stock on the NYSE under the symbol NYRT.
We used substantially all of the net proceeds from our IPO, net of cumulative offering costs of $175.0 million, to acquire income-producing commercial real estate in New York City, primarily office and retail properties in Manhattan. As of December 31, 2014, we have used the net proceeds from our IPO, secured debt financing and Credit Facility to purchase 24 properties and real estate-related assets as reflected on our consolidated balance sheets.
The following table reflects the offering costs associated with the issuance of common stock.

	Year Ended December 31,
(In thousands)	2014	2013	2012
Selling commissions and dealer manager fees	$8	$134,972	$12,576
Other offering costs	87	14,238	5,109
Reimbursement from Advisor (1)	—	—	(4,658)
Total offering costs	$95	$149,210	$13,027
__________________
(1) The Advisor reimbursed our offering costs in excess of 15% of proceeds from the sale of common stock during the year ended December 31, 2012.

The Dealer Manager reallowed the selling commissions and a portion of the dealer manager fees to participating broker-dealers. The following table details the selling commissions incurred and reallowed related to the sale of shares of common stock.

	Year Ended December 31,
(In thousands)	2014	2013	2012
Total commissions paid to the Dealer Manager	$8	$134,972	$12,576
Less:
Commissions to participating brokers	(126)	(86,497)	(8,164)
Reallowance to participating broker dealers	(27)	(14,770)	(1,261)
Net to the Dealer Manager	$(145)	$33,705	$3,151
As of December 31, 2014, we have incurred $175.0 million of cumulative offering costs in connection with the issuance and distribution of common stock. Net offering proceeds of $1.6 billion exceeded cumulative offering costs by $1.4 billion at December 31, 2014.
Cumulative offering costs include $152.0 million incurred from our Dealer Manager for dealer manager fees and commissions and $14.3 million from our Advisor, net of the Advisor's reimbursement related to the 15% cap on total offering costs by the Advisor during the IPO.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
On March 31, 2014, the board of directors approved the termination of our SRP. We have processed all of the requests received under the SRP for the first quarter of 2014 and will not process further requests. The following table reflects the cumulative number of shares repurchased as of and through the termination of the SRP:

	Number of Requests	Number of Shares Repurchased	Average Price per Share
Prior repurchases	1	2,538	$9.85
Year ended December 31, 2012	10	81,661	9.55
Year ended December 31, 2013	24	195,395	9.65
Repurchases in 2014 through termination of the SRP	1	5,000	10.00
Cumulative repurchase requests through termination of SRP	36	284,594	$9.63
The Tender Offer closed on May 12, 2014 and we purchased 14.2 million shares of our common stock at a price of $10.75 per share, for an aggregate of $152.3 million, excluding fees and expenses relating to the Tender Offer and including fractional shares repurchased thereafter. We funded the Tender Offer using cash on hand.

Item 6. Selected Financial Data.
The following selected financial data as of December 31, 2014, 2013, 2012, 2011 and 2010 and for the years ended December 31, 2014, 2013, 2012, 2011 and 2010 should be read in conjunction with the accompanying consolidated financial statements and related notes thereto and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" below:

	December 31,
Balance sheet data (In thousands)	2014	2013	2012	2011	2010
Total real estate investments, at cost	$1,888,366	$1,542,805	$360,857	$125,626	$67,615
Total assets	2,120,835	2,048,305	367,850	136,964	69,906
Mortgage notes payable	172,242	172,716	185,569	75,250	35,385
Credit facility	635,000	305,000	19,995	—	—
Notes payable	—	—	—	5,933	5,933
Total liabilities	925,158	599,046	225,419	85,773	45,781
Total equity	1,195,677	1,449,259	142,431	51,191	24,125

	Year Ended December 31,
Operating data (In thousands, except share and per share data)	2014	2013	2012	2011	2010
Total revenues	$155,567	$55,887	$15,422	$7,535	$2,377
Operating expenses	227,540	65,105	16,787	6,888	3,179
Operating income (loss)	(71,973)	(9,218)	(1,365)	647	(802)
Total other expenses	(22,312)	(10,093)	(5,007)	(3,912)	(1,069)
Net loss	(94,285)	(19,311)	(6,372)	(3,265)	(1,871)
Net loss (income) attributable to non-controlling interests	1,257	32	33	(154)	109
Net loss attributable to stockholders	$(93,028)	$(19,279)	$(6,339)	$(3,419)	$(1,762)
Other data:
Cash flows provided by (used in) operations	$6,535	$9,428	$3,030	$263	$(1,234)
Cash flows used in investing activities	(327,835)	(1,309,508)	(145,753)	(25,736)	(30,729)
Cash flows provided by financing activities	110,435	1,528,103	137,855	35,346	32,312
Per share data:
Net loss per common share - basic and diluted	$(0.56)	$(0.26)	$(0.52)	$(2.31)	$(71.06)
Dividends/Distributions declared per common share	$0.490	$0.605	$0.605	$0.605	$0.605
Weighted-average number of common shares outstanding, basic and diluted	166,959,316	73,074,872	12,187,623	2,070,184	36,108

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
Revenue Recognition
Our revenues, which are derived primarily from rental income, include rents that each tenant pays in accordance with the terms of each lease reported on a straight-line basis over the initial term of the lease. Since many of our leases provide for rental increases at specified intervals, GAAP accounting requires us to record a receivable, and include in revenues on a straight-line basis, unbilled rent receivables that we will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. We defer the revenue related to lease payments received from tenants in advance of their due dates. When we acquire a property, the terms of existing leases are considered to commence as of the acquisition date for the purposes of this calculation.
Rental revenue recognition commences when the tenant takes possession or controls the physical use of the leased space. For the tenant to take possession, the leased space must be substantially ready for its intended use. To determine whether the leased space is substantially ready for its intended use, we evaluate whether we own or the tenant owns the tenant improvements. When we are the owner of tenant improvements, rental revenue recognition begins when the tenant takes possession of the finished space, which is when such improvements are substantially complete. When we conclude that we are not the owner (as the tenant is the owner) of tenant improvements, rental revenue recognition begins when the tenant takes possession of or controls the space.
When we conclude that we are the owner of tenant improvements, we record the cost to construct the tenant improvements, including costs paid for or reimbursed by the tenants, as a capital asset. When we conclude that the tenant is the owner of tenant improvements for accounting purposes, we record our contribution towards those improvements as a lease incentive, which is included in deferred leasing costs, net on the consolidated balance sheets and amortized as a reduction to rental income on a straight-line basis over the term of the lease.
We will continually review receivables related to rent and unbilled rent receivables and determine collectability by taking into consideration the tenant's payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of a receivable is in doubt, we will record an increase in our allowance for uncollectible accounts or record a direct write-off of the receivable in our consolidated statements of operations.
Cost recoveries from tenants are included in operating expense reimbursement in the period the related costs are incurred, as applicable.
Our hotel revenues are recognized as earned and are derived from room rentals and other sources such as charges to guests for telephone service, movie and vending commissions, meeting and banquet room revenue and laundry services.
We may own certain properties with leases that include provisions for the tenant to pay contingent rental income based on a percent of the tenant's sales upon the achievement of certain sales thresholds or other targets which may be monthly, quarterly or annual targets. As the lessor to the aforementioned leases, we defer the recognition of contingent rental income until the specified target that triggered the contingent rental income is achieved, or until such sales upon which percentage rent is based are known. If we own certain properties with leases that include provisions for the tenant to pay contingent rental income, contingent rental income will be included in rental income on the consolidated statements of operations and comprehensive loss.
Investments in Real Estate
We evaluate the inputs, processes and outputs of each asset acquired to determine if the transaction is a business combination or asset acquisition. If an acquisition qualifies as a business combination, the related transaction costs are recorded as an expense in the consolidated statement of operations. If an acquisition qualifies as an asset acquisition, the related transaction costs are generally capitalized and subsequently amortized over the useful life of the acquired assets.

In business combinations, we allocate the purchase price of acquired properties to tangible and identifiable intangible assets or liabilities and noncontrolling interests based on their respective estimated fair values. Tangible assets may include land, land improvements, buildings, fixtures and tenant improvements. Intangible assets or liabilities may include the value of in-place leases, above and below market leases and other identifiable intangible assets or liabilities based on lease or property specific characteristics.
The fair value of the tangible assets of an acquired property with an in-place operating lease is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to the tangible assets based on the fair value of the tangible assets. The fair value of in-place leases is determined by considering estimates of carrying costs during the expected lease-up periods, current market conditions, as well as costs to execute similar leases. The fair value of above-market or below-market leases is recorded based on the present value of the difference between the contractual amount to be paid pursuant to the in-place lease and our estimate of the comparable fair market lease rate, measured over the remaining term of the lease. The fair value of other intangible assets, such as real estate tax abatements, are recorded based on the present value of the expected benefit and amortized over the expected useful life including any below-market fixed rate renewal options for below-market leases.
Fair values of assumed mortgages, if applicable, are recorded as debt premiums or discounts based on the present value of the estimated cash flows, which is calculated to account for either above- or below-market interest rates.
Non-controlling interests in property owning entities are recorded based on the fair value of units issued at the date of acquisition, as determined by the terms of the applicable agreement.
We utilize a number of sources in making our estimates of fair values for purposes of allocating purchase price including real estate valuations, prepared by independent valuation firms. We also consider information and other factors including: market conditions, the industry in which the tenant operates, characteristics of the real estate such as location, size, demographics, value and comparative rental rates, tenant credit profile and the importance of the location of the real estate to the operations of the tenant’s business.
We present the operations related to properties that have been, or are intended to be, sold as discontinued operations in the consolidated statements of operations and comprehensive income (loss) where the disposal of a component represents a strategic shift that has had or will have a major effect on our operations and financial results. Properties that are intended to be sold will be designated as "held for sale" on the consolidated balance sheets at the lesser of carrying amount or fair value less estimated selling costs for all periods presented when they meet specific criteria to be presented as held for sale. Properties are no longer depreciated when they are classified as held for sale.
Depreciation and Amortization
We are required to make subjective assessments as to the useful lives of the components of our real estate investments for purposes of determining the amount of depreciation to record on an annual basis. These assessments have a direct impact on our net income because if we were to shorten the expected useful lives of our real estate investments, we would depreciate these investments over fewer years, resulting in more depreciation expense and lower net income.
Depreciation is computed using the straight-line method over the estimated useful lives of up to 40 years for buildings, 15 years for land improvements, five years for fixtures and improvements, and the shorter of the useful life or the remaining lease term for tenant improvements and leasehold interests.
Acquired above-market leases are amortized as a reduction of rental income over the remaining terms of the respective leases. Acquired below-market leases are amortized as an increase to rental income over the remaining terms of the respective leases and expected below-market renewal option periods.
Acquired above-market ground leases are amortized as a reduction of property operating expense over the remaining term of the respective leases. Acquired below-market ground leases are amortized as an increase to property operating expense over the remaining term of the respective leases and expected below-market renewal option period.
The value of in-place leases, exclusive of the value of above-market and below-market in-place leases, is amortized to depreciation and amortization expense over the remaining periods of the respective leases.
Assumed mortgage premiums or discounts, if applicable, are amortized as a reduction or increase to interest expense over the remaining term of the respective mortgages.

Impairment of Long Lived Assets
When circumstances indicate the carrying value of a property may not be recoverable, we review the asset for impairment. This review is based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property’s use and eventual disposition. These estimates consider factors such as expected future operating income, market and other applicable trends and residual value, as well as the effects of leasing demand, competition and other factors. If such estimated cash flows are less than the carrying value of a property, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held and used. For properties held for sale, the impairment loss is based on the adjustment to fair value less estimated cost to dispose of the asset. These assessments have a direct impact on net income because recording an impairment loss results in an immediate negative adjustment to net income.
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
Recently Issued Accounting Pronouncements
In April 2014, the Financial Accounting Standards Board ("FASB") amended the requirements for reporting discontinued operations. Under the revised guidance, in addition to other disclosure requirements, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results when the component or group of components meets the criteria to be classified as held for sale, disposed of by sale or other than by sale. We have adopted the provisions of this guidance effective January 1, 2014, and has applied the provisions prospectively. The adoption of this guidance did not have a material impact on our consolidated financial position, results of operations or cash flows.
In May 2014, the FASB issued revised guidance relating to revenue recognition. Under the revised guidance, an entity is required to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The revised guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is not permitted under GAAP. The revised guidance allows entities to apply the full retrospective or modified retrospective transition method upon adoption. In April 2015, the FASB proposed a one-year delay of the revised guidance, although entities will be allowed to early adopt the guidance as of the original effective date. We have not yet selected a transition method and is currently evaluating the impact of the new guidance.
In August 2014, the FASB issued guidance relating to disclosure of uncertainties about an entity's ability to continue as a going concern. In connection with preparing financial statements for each annual and interim reporting period, management should evaluate whether there are conditions or events that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued. If conditions or events raise substantial doubt about the entity's ability to continue as a going concern, the guidance requires management to disclose information that enables users of the financial statements to understand the conditions or events that raised the substantial doubt, management's evaluation of the significance of the conditions or events that led to the doubt and management's plans that are intended to mitigate the conditions or events that raised substantial doubt about the entity's ability to continue as a going concern. The guidance is effective for the annual period ending after December 15, 2016 and for annual and interim periods thereafter. We have elected to adopt the provisions of this guidance effective December 31, 2014, as early application is permitted. The adoption of this guidance had no material impact on our consolidated financial position, results of operations or cash flows.

In February 2015, the FASB amended the accounting for consolidation of certain legal entities. The amendments modify the evaluation of whether certain legal entities are variable interest entities ("VIEs") or voting interest entities, eliminate the presumption that a general partner should consolidate a limited partnership, affect the consolidation analysis of reporting entities that are involved with VIEs (particularly those that have fee arrangements and related party relationships) and provide a scope exception from consolidation guidance for reporting entities with interests in legal entities. The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. If we decide to early adopt the revised guidance in an interim period, any adjustments will be reflected as of the beginning of the fiscal year that includes the interim period. We have not yet selected a transition method and are currently evaluating the impact of the new guidance.
In April 2015, the FASB amended the presentation of debt issuance costs on the balance sheet. The amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted for financial statements that have not previously been issued. If we decide to early adopt the revised guidance in an interim period, any adjustments will be reflected as of the beginning of the fiscal year that includes the interim period. We are currently evaluating the impact of the new guidance.
Results of Operations
As of December 31, 2014, we owned 24 properties and real estate-related assets. See Item 2. Properties for detail of the types of properties that we owned as of December 31, 2014. As of January 1, 2013, we owned 16 properties (our "Same Store"). We acquired eight properties and real estate related assets from January 1, 2013 to December 31, 2014 (our "Acquisitions"). Accordingly, our results of operations for the year ended December 31, 2014 as compared to the year ended December 31, 2013, reflect significant increases in most categories. For the year ended December 31, 2014, net loss attributable to stockholders was $93.0 million compared to $19.3 million and $6.3 million for the years ended December 31, 2013 and 2012, respectively.
The following is a summary of our quarterly leasing activity for the year ended December 31, 2014:

	Q4 2014	Q3 2014	Q2 2014	Q1 2014	Total
Leasing activity:
Leases executed	2	6	3	2	13
Total square feet leased	21,868	67,437	45,019	8,379	142,703
Company's share of square feet leased	21,868	49,029	25,387	8,379	104,663
Initial rent	$58.31	$56.28	$54.65	$43.68	$55.30
Weighted average lease term (years)	7.7	10.7	9.6	7.3	8.9

Replacement leases:(1)
Replacement leases executed	1	2	2	2	7
Square feet	8,364	14,077	6,601	8,379	37,421

Tenant improvements on replacement leases per square foot	$17.00	$21.85	$14.40	$—	$14.56
Leasing commissions on replacement leases per square foot	$20.82	$14.57	$5.89	$18.28	$15.27
_______________

(1)	Replacement leases are for space that was leased during the period that was previously leased to another expired or terminated tenant at some time during the prior twelve months.

Comparison of Year Ended December 31, 2014 to Year Ended December 31, 2013
Rental Income
Rental income increased $67.7 million to $117.2 million for the year ended December 31, 2014, from $49.5 million for the year ended December 31, 2013. The increase in rental income was primarily driven by our Acquisitions, which resulted in an increase in rental income of $66.9 million for the year ended December 31, 2014, compared to the year ended December 31, 2013 as well as lease termination fees of $1.6 million related to a partial lease termination and modification at 229 West 36th Street. This was partially offset by a net decrease in rental income in our Same Store of $0.8 million primarily due to net leasing activity at 416 Washington Street as a result of damage caused by Hurricane Sandy. The terminated space at 416 Washington Street was re-leased in September 2014, resulting in a fully occupied property as of December 31, 2014. We also began self managing the garage at 416 Washington Street in December 2013 through a third-party national operator. Parking revenue associated with self management is higher than the rental income we would have received; however, this parking revenue is included in operating expense reimbursements and other revenue.
Operating Expense Reimbursements and Other Revenue
Operating expense reimbursements and other revenue increased $11.5 million to $15.6 million for the year ended December 31, 2014 from $4.1 million for the year ended December 31, 2013, primarily due to our Acquisitions, which resulted in an increase of $10.6 million. Operating expense reimbursements and other revenue at our Same Store increased $0.9 million, primarily related to parking revenue due to the switch to self managing the garage at 416 Washington Street in December 2013 and an increase in property operating expenses.
Pursuant to many of our lease agreements, tenants are required to pay their pro rata share of certain property operating expenses, in addition to base rent, whereas under certain other lease agreements, the tenants are directly responsible for all operating costs of the respective properties. Therefore, operating expense reimbursements are directly affected by changes in property operating expenses.
Property Operating Expenses
Property operating expenses increased $24.6 million to $37.2 million for the year ended December 31, 2014, from $12.5 million for the year ended December 31, 2013.  The increase in property operating expenses primarily related to real estate taxes, utilities, maintenance and ground rent associated with our Acquisitions, which resulted in an increase of $24.6 million for the year ended December 31, 2014. Property operating expenses increased $0.6 million in our Same Store, primarily related to increased real estate taxes, utilities, security and maintenance expenses. This increase was partially offset by absorption of certain property operating costs of $0.6 million by the Advisor during the year ended December 31, 2014. The Advisor did not absorb any property operating expenses during the year ended December 31, 2013.
Hotel Revenue and Operating Expenses
Hotel revenues increased $20.4 million to $22.7 million for the year ended December 31, 2014, from $2.3 million for the year ended December 31, 2013. Hotel operating expenses increased $21.3 million to $23.7 million for the year ended December 31, 2014, from $2.4 million for the year ended December 31, 2013. The increase in hotel revenues and hotel operating expenses related to a full year of operations at the Viceroy Hotel, which we purchased in November 2013.
Operating Fees to Affiliates
Operating fees to affiliates were $8.4 million for the year ended December 31, 2014. Operating fees to affiliates represent asset management fees earned by the Advisor. Prior to the Listing, we issued the Advisor restricted performance based Class B units for prior asset management services, which vested as of the Listing. As such, there were no operating fees to affiliates for the year ended December 31, 2013.
Our Property Manager is entitled to fees for the management of our properties. Property management fees increase in direct correlation with gross revenues. Our Property Manager elected to waive these fees for the year ended December 31, 2014 and 2013.  For the year ended December 31, 2014 and 2013, we would have incurred property management fees of $1.7 million and $0.8 million, respectively, had these fees not been waived.
Acquisition and Transaction Related Expenses
Acquisition and transaction related expenses of $16.1 million for the year ended December 31, 2014 include $4.4 million relating to our acquisition of 245-249 West 17th Street as well as Listing-related costs. Listing-related costs mainly consist of $8.9 million of investment banking, advisory and other services provided by the Dealer Manager and its affiliates, as well as $2.8 million of other third party fees and expenses.
Acquisition and transaction related expense of $17.4 million for the year ended December 31, 2013 included $17.8 million for the purchase of seven properties during the period, partially offset by a reimbursement by the Advisor of $2.5 million for expenses and legal reimbursements paid on previous acquisitions.

Vesting of Asset Management Fees
Vesting of asset management fees expense of $11.5 million for the year ended December 31, 2014 relates to the vesting of Class B units previously issued to the Advisor for asset management services. The performance condition related to these Class B units was satisfied upon completion of the Listing. On April 15, 2014, the Class B units were converted to OP units on a one-to-one basis.
Value of Listing Promote
Value of listing promote expense of $33.5 million for the year ended December 31, 2014 represents the final value of the Listing Note. See Note 9 - Subordinated Listing Distribution of the notes to our consolidated financial statements.
General and Administrative Expenses
General and administrative expenses increased $11.3 million to $12.3 million for the year ended December 31, 2014 from $1.0 million for the year ended December 31, 2013, primarily related to an increase in equity-based compensation and professional fees to support our larger real estate portfolio and operations as a traded REIT subsequent to Listing. At the time the IPO ended in December 2013, we began to expense, as incurred, professional fees relating to stockholder services, because these costs no longer related to fulfilling subscriptions and offering costs. General and administrative expenses included equity-based compensation expense of $7.6 million for the year ended December 31, 2014 consisting of the amortization of the fair value of the OPP, which was adopted in conjunction with the Listing and board member equity-based compensation. Prior to the Listing, board member equity-based compensation was $0.1 million for the year ended December 31, 2013. Additionally, the Advisor elected to absorb $1.4 million and $1.5 million of general and administrative expenses for the year ended December 31, 2014 and 2013, respectively.
Depreciation and Amortization Expense
Depreciation and amortization expense increased $53.0 million to $84.8 million for the year ended December 31, 2014, compared to $31.8 million for the year ended December 31, 2013. The increase in depreciation and amortization expense related mainly to our Acquisitions, which resulted in additional expense of $55.1 million as well as $0.6 million related to the acceleration of depreciation on tenant improvements as a result of a partial lease termination and modification at 229 West 36th Street. The increase was partially offset by a $2.7 million decrease in depreciation and amortization expense relating to prior period tenant lease expirations and terminations, net of additional depreciation and amortization related to capital expenditures.
Interest Expense
Interest expense increased $13.0 million to $23.7 million for the year ended December 31, 2014 from $10.7 million for the year ended December 31, 2013, as a result of a higher weighted average balance outstanding on our our unsecured credit facility (the “Credit Facility”) of $439.2 million during the year ended December 31, 2014, compared to the $63.7 million during the year ended December 31, 2013, as well as the associated increased amortization of deferred financing costs resulting from expanding our Credit Facility. Additionally, we expensed $3.6 million of financing costs during the year ended December 31, 2014 as a result of amendments to our Credit Facility.
Loss from Unconsolidated Joint Venture
Loss from unconsolidated joint venture was $1.5 million for the year ended December 31, 2014, which represents our preferred distribution, net of our pro-rata share of the net loss of Worldwide Plaza and the amortization of the difference in basis between our investment and the book value of Worldwide Plaza's net assets, which we acquired in October 2013. During our period of ownership from October 31, 2013 to December 31, 2013, we had loss from unconsolidated joint venture of $0.1 million.
Income from Preferred Equity Investment, Investment Securities and Interest
Income from preferred equity investment, investment securities and interest increased $2.2 million to $2.9 million for the year ended December 31, 2014 from $0.7 million for the year ended December 31, 2013, which primarily represents income earned on our preferred equity investment in 123 William Street, acquired in October 2013, and our investments in redeemable preferred stock and equity securities.
Net Loss Attributable to Non-Controlling Interests
The net loss attributable to non-controlling interests during the year ended December 31, 2014 and 2013 was $1.3 million and approximately $32,000, respectively, which represents the net loss attributable to non-controlling interests for the period. The increase in net loss attributable to non-controlling interests was primarily driven by the increase in OP units resulting from the Listing, including the vesting of Class B units which were converted to OP units as well as the settlement of the Listing Note and subsequent conversion to OP units.

Comparison of Year Ended December 31, 2013 to Year Ended December 31, 2012
Rental Income
Rental income increased $35.0 million to $49.5 million for the year ended December 31, 2013, from $14.5 million for the year ended December 31, 2012. The increase in rental income was primarily driven by our acquisitions since January 1, 2013, as well as a full year of operations for those acquired during 2012, which resulted in an increase in rental income of $34.9 million for the year ended December 31, 2013, compared to the year ended December 31, 2012. In addition, rental income increased $0.1 million due to new leasing activity at the Design Center and One Jackson Square, which was partially offset by the termination of our garage tenant at our 416 Washington Street property, resulting from hurricane damage.
Operating Expense Reimbursements and Other Revenue
Operating expense reimbursements and other revenue increased $3.2 million to $4.1 million for the year ended December 31, 2013 from $0.9 million for year ended December 31, 2012.  Operating expense reimbursements increased in relation to the increase in property operating expenses, as a result of our acquisitions since January 1, 2013, as well as a full year of operations for those acquired during 2012 and an increase in property operating expenses. Pursuant to many of our lease agreements, tenants are required to pay their pro rata share of certain property operating expenses, in addition to base rent, whereas under certain other lease agreements, the tenants are directly responsible for all operating costs of the respective properties.
Property Operating Expenses
Property operating expenses increased $10.1 million to $12.5 million for the year ended December 31, 2013, from $2.4 million for the year ended December 31, 2012.  The increase in property operating expenses related primarily to real estate taxes, maintenance and insurance costs associated with the properties that have been acquired since January 1, 2013, as well as a full year of operations for those acquired during 2012, which resulted in an increase of $9.1 million for the year ended December 31, 2013. In addition, property operating expenses increased $0.7 million, primarily as a result of bad debt expense of $0.5 million related to the hurricane damage to our 416 Washington Street property and increased real estate taxes and maintenance expenses at the Design Center. Additionally, the Advisor elected to absorb $0.3 million of property operating expenses during the year ended December 31, 2012. No such expenses were absorbed during the year ended December 31, 2013.
Hotel Revenue and Operating Expenses
Hotel revenues and operating expenses were $2.3 million and $2.4 million for the year ended December 31, 2013, respectively. We purchased the Viceroy Hotel in November 2013.
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
Effective July 1, 2012, the payment of asset management fees in cash, shares or restricted stock grants, or any combination thereof to the Advisor was eliminated. Instead we issued to our Advisor Class B units, which would have been forfeited unless certain conditions were met. Our Advisor elected to waive these fees prior to July 1, 2012. During the six months ended June 30, 2012, we would have incurred asset management fees of $0.5 million had these fees not been waived.
Acquisition and Transaction Related Expenses
Acquisition and transaction related expense of $17.4 million for the year ended December 31, 2013 primarily related to the acquisitions of seven properties and other real estate-related assets, resulting in $17.8 million of acquisition and transaction-related expense which was partially offset by the reimbursement from the Advisor of $2.5 million of acquisition expenses and legal reimbursements that had been incurred on previous acquisitions. Acquisition and transaction related costs for the year ended December 31, 2013 also included $2.1 million incurred from the Dealer Manager for services rendered in connection with transaction management, information agent and advisory services agreements related to the Listing. Acquisition and transaction related expense of $6.1 million for the year ended December 31, 2012 related to the purchases of seven properties during the period.
General and Administrative Expenses
General and administrative expenses increased $0.8 million to $1.0 million for the year ended December 31, 2013 from $0.2 million for the year ended December 31, 2012. This increase related primarily to $1.6 million of higher professional fees, including strategic advisory services from the Dealer Manager rendered during the IPO and other professional fees, as well as increased board member compensation. This increase was partially offset by the Advisor's election to absorb $1.5 million of general and administrative expenses during the year ended December 31, 2013, compared to $0.7 million during the year ended December 31, 2012.

Depreciation and Amortization Expense
Depreciation and amortization expense increased $23.7 million to $31.8 million for the year ended December 31, 2013, compared to $8.1 million for the year ended December 31, 2012. The increase in depreciation and amortization expense related mainly to acquisitions since January 1, 2013, as well as a full year of depreciation for those acquired during 2012, which resulted in additional expense of $22.7 million. In addition, depreciation and amortization expense increased $1.0 million due to capitalized building and tenant improvement projects at the Design Center and the write-off of intangible lease assets due to the termination of two tenants at 416 Washington Street, as a result of hurricane damage.
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
In August 2013, we entered into a new credit facility agreement which increased the borrowings available from $40.0 million to $220.0 million. In December 2013, we amended the facility to increase aggregate borrowings available to $390.0 million. Interest expense related to our credit facilities increased by $1.7 million as a result of a higher average balance outstanding of $63.7 million during the year ended December 31, 2013, compared to the $9.9 million during the year ended December 31, 2012, as well as the associated increased amortization of deferred financing costs resulting from implementing our expanded credit facility.
These increases were partially offset by a reduction of $0.1 million in interest expense related to a note payable during the year ended December 31, 2012, which was repaid in full in April 2012.
Loss from Unconsolidated Joint Venture
Loss from unconsolidated joint venture was $0.1 million for the year ended December 31, 2013, which represents our preferred distribution, net of our pro-rata share of the net loss of Worldwide Plaza and the amortization of the difference in basis between our investment and the book value of Worldwide Plaza's net assets, which we acquired in October 2013.
Income from Preferred Equity Investment, Investment Securities and Interest
Income from preferred equity investment, investment securities and interest was $0.7 million for the year ended December 31, 2013, which primarily represents income earned on our preferred equity investment in 123 William Street, acquired in October 2013, our investments in redeemable preferred stock and interest. We did not own any preferred equity investments or investment securities during the year ended December 31, 2012. Interest income for the year ended December 31, 2012 was $1,000.
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
Cash Flows for the Year Ended December 31, 2014
For the year ended December 31, 2014, net cash provided by operating activities was $6.5 million. The level of cash flows used in or provided by operating activities is affected by the volume of acquisition activity, the timing of interest payments and the amount of borrowings outstanding during the period, as well as the receipt of scheduled rent payments and the level of property operating expenses. Cash flows provided by operating activities during the year ended December 31, 2014 included $16.1 million of transaction costs relating to the Listing and the acquisition of 245-249 West 17th Street. Cash flows provided by operating activities included a net loss adjusted for non-cash items, resulting in a cash inflow of $43.4 million (net loss of $94.3 million adjusted for depreciation and amortization of tangible and intangible real estate assets and other non-cash charges of $137.7 million) and an increase in accrued ground rent of $4.3 million, which resulted from recording rental expenses on a straight-line basis. These cash inflows were partially offset by an increase in unbilled rent receivables of $19.6 million recorded in accordance with accounting for rental income on a straight-line basis, a decrease in accounts payable and accrued expenses of $8.7 million, primarily due to payments of prior year accrued tenant improvements at our 50 Varick Street property and fees paid to our Dealer Manager for services rendered in 2013 related to exploring our liquidity event, an increase in prepaid expenses and other assets of $6.6 million, primarily due to prepaid real estate taxes, insurance and deferred leasing costs, a decrease in deferred rent of $3.4 million and an increase in tenant and other receivables of $2.8 million, primarily due to amounts related to our preferred equity investment and other tenant receivables.

Net cash used in investing activities during the year ended December 31, 2014 of $327.8 million primarily related to $316.2 million for the acquisition of 245-249 W 17th Street, acquisition funds held in escrow of $4.7 million, $11.8 million of capital expenditures and $3.1 million in purchases of additional investment securities. These cash outflows were partially offset by distributions from our unconsolidated joint venture in Worldwide Plaza of $8.0 million.
Net cash provided by financing activities of $110.4 million during the year ended December 31, 2014 primarily related to proceeds from our line of credit of $330.0 million, proceeds from the issuance of common stock of $11.3 million and a $0.8 million contribution from the Advisor for OP units. These inflows were partially offset by the Tender Offer and other repurchases of common stock, including associated fees and expenses of $154.3 million, dividends to stockholders of $66.1 million, deferred financing costs paid of $7.3 million to expand the credit facility, offering costs paid of $1.5 million, $0.8 million of distributions to OP unit holders, redemption of OP units of $0.7 million, principal payments related to mortgage notes payable of $0.5 million and increases to restricted cash of $0.5 million.
Cash Flows for the Year Ended December 31, 2013
For the year ended December 31, 2013, net cash provided by operating activities was $9.4 million.  The level of cash flows used in or provided by operating activities is affected by the volume of acquisition activity, the timing of interest payments and the amount of borrowings outstanding during the period, as well as the receipt of scheduled rent payments. Cash flows provided by operating activities during the year ended December 31, 2013 included $17.4 million of acquisition and transaction costs. Cash flows provided by operating activities included a net loss adjusted for non-cash items, resulting in a cash inflow of $12.9 million(net loss of $19.3 million adjusted for depreciation and amortization of tangible and intangible real estate assets and other non-cash charges of $32.2 million) and an increase in accounts payable and accrued expenses of $7.3 million primarily due to fees owed to our Dealer Manager of $2.1 million for services rendered related to exploring our liquidity event, operating costs associated with acquisitions and accrued tenant improvements, an increase in deferred rent of $7.1 million, an increase in accrued ground rent of $0.5 million, which results from recording rental expenses on a straight-line basis and a decrease in due from affiliated entities of $0.3 million. These cash inflows were partially offset by an increase in unbilled rent receivables of $9.0 million recorded in accordance with accounting for rental income on a straight-line basis, an increase in prepaid expenses and other assets of $8.6 million primarily due to prepaid real estate taxes, insurance and deferred leasing costs and an increase in tenant and other receivables of $1.2 million.
Net cash used in investing activities during the year ended December 31, 2013 of $1.3 billion primarily related the acquisition of seven properties and real estate-related assets. Cash used in investing activities also included $12.1 million for capital expenditures and tenant improvements and $1.3 million for the purchase of investment securities. These cash outflows were partially offset by distributions from our unconsolidated joint venture in World Wide Plaza of $2.1 million.
Net cash provided by financing activities of $1.5 billion during the year ended December 31, 2013 related to proceeds, net of receivables and repurchases, from the issuance of common stock of $1.5 billion and proceeds net of repayments on our credit facility of $285.0 million. These inflows were partially offset by payments related to offering costs of $148.2 million, repayments of mortgage notes payable of $72.9 million, dividends to stockholders of $17.8 million, payments related to financing costs of $7.6 million, increases to restricted cash of $0.2 million, payments to non-controlling interest holders of $1.0 million and payments of dividends to non-controlling interest holders of $0.1 million.
Cash Flows for the Year Ended December 31, 2012
For the year ended December 31, 2012, net cash provided by operating activities was $3.0 million.  The level of cash flows used in or provided by operating activities is affected by the volume of acquisition activity, the timing of interest payments and the amount of borrowings outstanding during the period, as well as the receipt of scheduled rent payments. Cash flows provided by operating activities during the year ended December 31, 2012 included $6.1 million of acquisition and transaction costs. Cash flows provided by operating activities included a net loss adjusted for non-cash items, resulting in a cash inflow of $2.5 million (net loss of $6.4 million adjusted for depreciation and amortization of tangible and intangible real estate assets and other non-cash charges of $8.8 million) as well as a combined increase in accounts payable, accrued expenses and deferred rent of $3.9 million mainly due to an increase in accrued acquisition and transaction related costs as well as interest expense payable and tenant deposits. This cash inflow was partially offset by an increase in tenant and other receivables of $0.4 million, an increase in unbilled rent receivables of $1.6 million recorded in accordance with accounting for rental income on a straight-line basis, an increase in prepaid expenses and other assets of $1.3 million primarily due to prepaid real estate taxes.
Net cash used in investing activities during the year ended December 31, 2012 of $145.8 million primarily related to $144.8 million for the acquisition of seven properties. Cash used in investing activities also related to $1.0 million for capital expenditures at the Design Center during the period.

Net cash provided by financing activities of $137.9 million during the year ended December 31, 2012 related to proceeds, net of receivables and repurchases, from the issuance of common stock of $127.5 million, proceeds net of repayments on our credit facility of $20.0 million and proceeds, net of repayments, from mortgage notes payable of $31.1 million. These inflows were partially offset by payments of $12.0 million to purchase our affiliate's non-controlling interest in our Bleecker Street subsidiary, payments related to offering costs of $13.6 million, payments on notes payable of $5.9 million, dividends to stockholders of $3.4 million, payments related to financing costs of $4.6 million, increases to restricted cash of $0.8 million and dividends to non-controlling members of $0.5 million.
Liquidity and Capital Resources
As of December 31, 2014, we had cash and cash equivalents of $22.5 million. In the normal course of business, our principal demands for funds will continue to be for property acquisitions, either directly or through investment interests, for the payment of operating expenses, dividends to our investors and for the payment of principal and interest on our outstanding indebtedness. Future sources of capital include proceeds from secured or unsecured financings from banks or other lenders, proceeds from offerings, including issuances of equity or debt securities, proceeds from the sale of properties and undistributed funds from operations. We expect to increase the amount of cash flow generated from operating activities in future periods through future acquisitions and the stabilization of our current investment portfolio. Furthermore, we anticipate increased cash flow through future leasing activity and the contractual rent escalations included in a majority of our current leases during the primary term of the lease. Such increased cash flow will positively impact the amount of funds available for payments to our stockholders. Our principal sources and uses of funds are further described below.
Principal Sources of Funds
Availability of Funds from Credit Facility
On April 14, 2014, we entered into our Credit Facility, which was an amendment and restatement of our existing credit facility with Capital One, National Association. The Credit Facility allows for total borrowings of up to $705.0 million with a $305.0 million term loan and a $400.0 million revolving loan which mature on August 20, 2018 and August 20, 2016, respectively. The Credit Facility contains an "accordion feature" to allow us, under certain circumstances, to increase the aggregate loan borrowings to up to $1.0 billion of total borrowings. The availability of borrowings under our Credit Facility for any period is based on our borrowing base properties. As of December 31, 2014, the outstanding balance of the term loan and revolving components of the Credit Facility was $305.0 million and $330.0 million, respectively, with a combined weighted average interest rate of 2.1%. The unused borrowing capacity, based on our borrowing base properties as of December 31, 2014, was $6.0 million.
The Credit Facility requires monthly interest payments for each Base Rate loan and periodic payments for each LIBOR loan, based upon the applicable LIBOR loan period, with all principal outstanding being due on the maturity date. The Credit Facility may be prepaid at any time, in whole or in part, without premium or penalty. In the event of a default, the lenders have the right to terminate their obligations under the Credit Facility and to accelerate the payment on any unpaid principal amount of all outstanding loans.
We view a mix of secured and unsecured financing sources as an efficient and accretive means to acquire properties and manage working capital.  Our interest expense in future periods will vary based, in part, on our level of future borrowings, which will depend on the cost of borrowings and the opportunity to acquire real estate assets which meet our investment objectives.
In connection with our financings, our Advisor previously received a financing coordination fee equal to 0.75% of the amount made available or outstanding under such financing, subject to certain limitations. On April 15, 2014, we entered into the Sixth Amended and Restated Advisory Agreement by and among us, the OP and the Advisor (the "Amended Advisory Agreement"), which, among other things, terminated the financing coordination fee 180 days after listing, or October 12, 2014 (the "Termination Date"). Prior to the Termination Date, the Advisor received financing coordination fees of $2.4 million, $6.6 million and $1.2 million during the years ended December 31, 2014, 2013 and 2012, respectively. See Note 14 — Related Party Transactions and Arrangements of the notes to our consolidated financial statements.
Reimbursement of Advisor's Expenses
We reimburse the Advisor for costs and expenses of providing services, subject to the limitations set forth in our charter and advisory agreement with the Advisor. No reimbursement was made to the Advisor or paid by us for providing administrative services for the years ended December 31, 2014, 2013 or 2012. The lack of reimbursement to the Advisor of its expenses improves our operating cash flows and our ability to fund dividends from operating cash flows. Additionally, the Advisor absorbed $2.0 million, $1.5 million and $1.0 million of our property operating and general and administrative expenses during the years ended December 31, 2014, 2013 and 2012, respectively.

Principal Use of Funds
Acquisitions and Capital Expenditures
As of December 31, 2014, we owned 24 properties and real estate-related assets. Our Advisor is actively and continuously evaluating potential acquisitions of real estate and real estate-related assets and engages in negotiations with sellers and borrowers on our behalf.
In connection with our acquisition of properties, our Advisor received an acquisition fee equal to 1.0% of the contract purchase price of each acquired property including debt assumed or borrowed in connection with the acquisition. The Amended Advisory Agreement terminated the acquisition fee at the Termination Date, except for fees with respect to properties under contract, letter of intent or under negotiation as of the Termination Date (See Note 14 — Related Party Transactions and Arrangements of the notes to our consolidated financial statements).
In connection with the leasing of our properties, we have entered and will continue to enter into agreements with our tenants to provide allowances for tenant improvements. These allowances require us to fund capital expenditures up to amounts specified in our lease agreements. We intend to fund these allowances with cash on hand, cash flows from operations or proceeds from our credit facility. See Note 7 - Credit Facility in the notes to our consolidated financial statements.
Tender Offer
On April 15, 2014, we commenced the Tender Offer to purchase up to 23.3 million shares of our common stock at a price of $10.75 per share. The Tender Offer closed on May 12, 2014 and we purchased 14.2 million shares of our common stock at a price of $10.75 per share, for an aggregate of $152.3 million, excluding fees and expenses relating to the Tender Offer and including fractional shares repurchased thereafter. We funded the Tender Offer using cash on hand.
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
Funds from Operations, Core Funds from Operations and Adjusted Funds from Operations
Due to certain unique operating characteristics of real estate companies, as discussed below, the National Association of Real Estate Investment Trusts (“NAREIT”), an industry trade group, has promulgated a measure known as funds from operations (“FFO”), which we believe to be an appropriate supplemental measure to reflect the operating performance of a REIT. The use of FFO is recommended by the REIT industry as a supplemental performance measure but is not equivalent to our net income or loss as determined under GAAP.
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

The historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, which implies that the value of a real estate asset diminishes predictably over time, especially if not adequately maintained or repaired and renovated as required by relevant circumstances or as requested or required by lessees for operational purposes in order to maintain the value disclosed. We believe that, because real estate values historically rise and fall with market conditions, including inflation, interest rates, the business cycle, unemployment and consumer spending, presentations of operating results for a REIT using historical accounting for depreciation and certain other items may be less informative. Historical accounting for real estate involves the use of GAAP. Any other method of accounting for real estate such as the fair value method cannot be construed to be any more accurate or relevant than the comparable methodologies of real estate valuation found in GAAP. Nevertheless, we believe that the use of FFO, which excludes the impact of real estate related depreciation and amortization, among other things, provides a more complete understanding of our performance to investors and to management, and when compared year over year, reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which may not be immediately apparent from net income. However, FFO, core funds from operations ("Core FFO") and adjusted funds from operations (“AFFO”), as described below, should not be construed to be more relevant or accurate than the current GAAP methodology in calculating net income or in its applicability in evaluating our operating performance. In calculating FFO, Core FFO and AFFO, other REITs may not define FFO in accordance with the current NAREIT definition (as we do) or may interpret the current NAREIT definition differently than we do and/or calculate Core FFO and/or AFFO differently than we do. Consequently, our presentation of FFO, Core FFO and AFFO may not be comparable to other similarly titled measures presented by other REITs.
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
Core FFO is FFO, excluding acquisition and transaction related costs, other costs that are considered to be non-recurring, such as charges relating to the Listing Note, non-recurring revenue, such as lease termination or modification fees, and other non-recurring expenses. The purchase of properties, and the corresponding expenses associated with that process, is a key operational feature of our business plan to generate operational income and cash flows in order to pay dividends or other amounts to our stockholders. In evaluating investments in real estate, we differentiate the costs to acquire the investment from the operations derived from the investment. By excluding expensed acquisition and transaction related costs as well as non-recurring revenues and expenses, we believe Core FFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management's analysis of the investing and operating performance of our properties.

We exclude certain income or expense items from AFFO that we consider more reflective of investing activities, other non-cash income and expense items and the income and expense effects of other activities that are not a fundamental attribute of our business plan. These items include unrealized gains and losses, which may not ultimately be realized, such as gains or losses on derivative instruments, gains or losses on contingent valuation rights, gains and losses on investments and early extinguishment of debt. We also exclude dividends on Class B units as the related shares are assumed to have converted to common stock in our calculation of fully diluted weighted average shares of common stock. In addition, by excluding non-cash income and expense items such as amortization of above-market and below-market lease intangibles, amortization of deferred financing costs, straight-line rent and equity-based compensation from AFFO, we believe we provide useful information regarding income and expense items which have no cash impact and do not provide liquidity to the company or require capital resources of the company. Similarly, we include items such as free rent credits paid by sellers in our calculation of AFFO because these funds are paid to us during the free rent period and therefore improve our liquidity. By providing AFFO, we believe we are presenting useful information that assists investors and analysts to better assess the sustainability of our ongoing operating performance without the impacts of transactions that are not related to the ongoing profitability of our portfolio of properties. We also believe that AFFO is a recognized measure of sustainable operating performance by the REIT industry. Further, we believe AFFO is useful in comparing the sustainability of our operating performance with the sustainability of the operating performance of other real estate companies that are not making a significant number of acquisitions. Investors are cautioned that AFFO should only be used to assess the sustainability of our operating performance excluding these activities, as it excludes certain costs that have a negative effect on our operating performance during the periods in which these costs are incurred.
In calculating AFFO, we exclude certain expenses, which under GAAP are characterized as operating expenses in determining operating net income. These expenses are paid in cash by us, and therefore such funds will not be available to distribute to investors. All paid and accrued merger, acquisition and transaction related fees and certain other expenses negatively impact our operating performance during the period in which expenses are incurred or properties are acquired will also have negative effects on returns to investors, the ability to fund dividends or distributions in the future, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property and certain other expenses. AFFO that excludes such costs and expenses would only be comparable to companies that did not have such activities. Further, under GAAP, certain contemplated non-cash fair value and other non-cash adjustments are considered operating non-cash adjustments to net income in determining cash flow from operating activities. In addition, we view fair value adjustments as items which are unrealized and may not ultimately be realized. We view both gains and losses from fair value adjustments as items which are not reflective of ongoing operations and are therefore typically adjusted for when assessing operating performance. Excluding income and expense items detailed above from our calculation of AFFO provides information consistent with management's analysis of the operating performance of the properties. Additionally, fair value adjustments, which are based on the impact of current market fluctuations and underlying assessments of general market conditions, but can also result from operational factors such as rental and occupancy rates, may not be directly related or attributable to our current operating performance. By excluding such changes that may reflect anticipated and unrealized gains or losses, we believe AFFO provides useful supplemental information.
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

	Three Months Ended				Year Ended
(In thousands)	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014	December 31, 2014
Net income (loss) (in accordance with GAAP)	$(8,155)	$(67,748)	$9,522	$(27,904)	$(94,285)
Depreciation and amortization, net of adjustments related to joint ventures	21,003	20,213	21,649	21,899	84,764
Depreciation and amortization related to unconsolidated joint venture(1)	6,354	6,302	6,302	6,384	25,342
FFO	19,202	(41,233)	37,473	379	15,821
Acquisition and transaction-related fees and expenses	69	11,577	4,436	1	16,083
Vesting of asset management fees	—	11,500	—	—	11,500
Value of listing promote	—	38,100	(24,700)	20,079	33,479
Non-recurring revenue	—	—	(855)	(702)	(1,557)
Non-recurring non-cash compensation expense	—	—	332	1,160	1,492
Non-recurring deferred financing costs	—	—	3,108	492	3,600
Core FFO	19,271	19,944	19,794	21,409	80,418
Plus:
Non-cash compensation expense	16	1,882	2,143	2,042	6,083
Deferred financing costs	726	1,424	1,275	1,159	4,584
Seller free rent credit	—	—	2,277	3,679	5,956
Class B dividends	88	19	—	—	107
Minus:
Amortization of market lease intangibles	(2,454)	(2,267)	(2,296)	(2,724)	(9,741)
Mark-to-market adjustments on derivatives	—	(1)	—	—	(1)
Straight-line rent	(3,517)	(2,533)	(5,926)	(7,616)	(19,592)
Straight-line ground rent	1,087	1,087	1,087	1,087	4,348
Recurring capital expenditures	(1,216)	(608)	(363)	(212)	(2,399)
Proportionate share of adjustments related to unconsolidated joint venture	(560)	(758)	(680)	(796)	(2,794)
AFFO	$13,441	$18,189	$17,311	$18,028	$66,969
___________________________

(1)	Proportionate share of depreciation and amortization related to unconsolidated joint venture and amortization of difference in basis.

Adjusted Earnings before Interest, Taxes and Depreciation and Amortization, Net Operating Income, Cash Net Operating Income and Adjusted Cash Net Operating Income.
We believe that earnings before interest, taxes, depreciation and amortization adjusted for acquisition and transaction-related expenses, other non-cash items and including our pro-rata share from unconsolidated joint ventures ("Adjusted EBITDA") is an appropriate measure of our ability to incur and service debt. Adjusted EBITDA should not be considered as an alternative to cash flows from operating activities, as a measure of our liquidity or as an alternative to net income as an indicator of our operating activities. Other REITs may calculate Adjusted EBITDA differently and our calculation should not be compared to that of other REITs.
Net operating income ("NOI") is a non-GAAP financial measure equal to net income (loss), the most directly comparable GAAP financial measure, less discontinued operations, interest, other income and income from preferred equity investments and investments securities, plus corporate general and administrative expense, acquisition and transaction-related expenses, depreciation and amortization, other non-cash expenses and interest expense. NOI is adjusted to include our pro-rata share of NOI from unconsolidated joint ventures. We use NOI internally as a performance measure and believe NOI provides useful information to investors regarding our financial condition and results of operations because it reflects only those income and expense items that are incurred at the property level. Therefore, we believe NOI is a useful measure for evaluating the operating performance of our real estate assets and to make decisions about resource allocations. Further, we believe NOI is useful to investors as a performance measure because, when compared across periods, NOI reflects the impact on operations from trends in occupancy rates, rental rates, operating costs and acquisition activity on an unleveraged basis, providing perspective not immediately apparent from net income. NOI excludes certain components from net income in order to provide results that are more closely related to a property's results of operations. For example, interest expense is not necessarily linked to the operating performance of a real estate asset and is often incurred at the corporate level as opposed to the property level. In addition, depreciation and amortization, because of historical cost accounting and useful life estimates, may distort operating performance at the property level. NOI presented by us may not be comparable to NOI reported by other REITs that define NOI differently. We believe that in order to facilitate a clear understanding of our operating results, NOI should be examined in conjunction with net income as presented in our consolidated financial statements. NOI should not be considered as an alternative to net income as an indication of our performance or to cash flows as a measure of our liquidity.
Cash NOI is NOI presented on a cash basis, which is NOI after eliminating the effects of straight-lining of rent and the amortization of above and below market leases.
Adjusted Cash NOI is Cash NOI after eliminating the effects of free rent.

The tables below reflect the reconciliation of net loss to Adjusted EBITDA, NOI, Cash NOI and Adjusted Cash NOI.

	Three Months Ended				Year Ended
(In thousands)	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014	December 31, 2014
Net income (loss) (in accordance with GAAP)	$(8,155)	$(67,748)	$9,522	$(27,904)	$(94,285)
Acquisition and transaction related	69	11,577	4,436	1	16,083
Vesting of asset management fees	—	11,500	—	—	11,500
Depreciation and amortization	21,013	20,222	21,657	21,907	84,799
Interest expense	3,939	4,813	8,407	6,561	23,720
Gain on derivative instruments	—	(1)	—	—	(1)
Fair value of listing promote	—	38,100	(24,700)	20,079	33,479
Adjustments related to unconsolidated joint venture(1)	11,187	11,189	11,242	11,323	44,941
Adjusted EBITDA	28,053	29,652	30,564	31,967	120,236
General and administrative	1,361	2,758	3,339	4,879	12,337
Asset management fee to affiliate	—	2,274	2,980	3,143	8,397
Income from preferred equity investment, investment securities and interest	(624)	(677)	(769)	(836)	(2,906)
Preferred return on unconsolidated joint venture	(3,851)	(3,894)	(3,936)	(3,936)	(15,617)
Proportionate share of other adjustments related to unconsolidated joint venture	3,135	652	1,924	1,925	7,636
NOI	28,074	30,765	34,102	37,142	130,083
Amortization of above/below market lease assets and liabilities	(2,454)	(2,267)	(2,296)	(2,724)	(9,741)
Straight-line rent	(3,517)	(2,533)	(5,926)	(7,616)	(19,592)
Straight-line ground rent	1,087	1,087	1,087	1,087	4,348
Proportionate share of adjustments related to unconsolidated joint venture	(560)	(758)	(680)	(796)	(2,794)
Cash NOI	22,630	26,294	26,287	27,093	102,304
Free rent	1,650	1,861	4,217	6,269	13,997
Adjusted Cash NOI	$24,280	$28,155	$30,504	$33,362	$116,301
_________________

(1)	Proportionate share of adjustments related to unconsolidated joint venture and amortization of difference in basis.
Dividends
We are required to distribute at least 90% of our annual REIT taxable income. On September 22, 2010, our board of directors approved, and we declared, a dividend rate equal to $0.605 per share, a 6.05% annualized rate based on the common share price of $10.00 commencing December 1, 2010.  The dividend was paid to stockholders of record each day during the applicable period at a rate of $0.00165753424 per day. In April 2014, our board of directors changed the annualized rate to $0.46 per share per annum, beginning with the April 2014 dividend. Beginning in April 2014, payments are made to stockholders of record at the close of business on the 8th day of each month, and payable on the 15th day of such month. Payments are dependent on the availability of funds. Our board of directors may reduce the amount of dividends or distributions paid or suspend dividend payments at any time and therefore dividend payments are not assured.
Effective March 31, 2014, the board of directors approved the suspension of the DRIP.

During the year ended December 31, 2014, dividends paid totaled $86.0 million, including $19.0 million of dividends that were reinvested through the DRIP and $0.9 million of dividends paid on unvested restricted shares and distributions paid on participating LTIP units and OP units.  During the year ended December 31, 2014, cash used to pay our dividends was primarily generated from cash flows provided by operations, proceeds from common stock issued under the DRIP, issuances of common stock from prior periods, proceeds from financings and proceeds from Worldwide Plaza.
The following table shows the sources for the payment of dividends for the periods presented:

	Three Months Ended								Year Ended
	March 31, 2014		June 30, 2014		September 30, 2014		December 31, 2014		December 31, 2014
(In thousands)		Percentage of Dividends		Percentage of Dividends		Percentage of Dividends		Percentage of Dividends		Percentage of Dividends
Dividends:
Dividends paid in cash	$11,774		$17,050		$18,626		$18,629		$66,079
Dividends reinvested	14,084		4,935		—		—		19,019
Other(1)	92		119		324		402		937
Total dividends	$25,950		$22,104		$18,950		$19,031		$86,035
Source of dividend coverage:
Cash flows provided by (used in) operations	$4,565	17.6%	$(2,413)	(10.9)%	$(1,088)	(5.7)%	$5,471	28.7%	$6,535	7.6%
Common stock issued under the DRIP / offering proceeds	14,084	54.3%	4,935	22.3%	—	—%	—	—%	19,019	22.1%
Proceeds from previously issued common stock	3,365	12.9%	18,341	83.0%	—	—%	—	—%	21,706	25.2%
Proceeds from financings	—	—%	—	—%	20,038	105.7%	10,690	56.2%	30,728	35.7%
Proceeds from Worldwide Plaza	3,936	15.2%	1,241	5.6%	—	—%	2,870	15.1%	8,047	9.4%
Total sources of dividends	$25,950	100.0%	$22,104	100.0%	$18,950	100.0%	$19,031	100.0%	$86,035	100.0%
Cash flows provided by (used in) operations (GAAP basis) (2)	$4,565		$(2,413)		$(1,088)		$5,471		$6,535
Net income (loss) attributable to stockholders (in accordance with GAAP)	$(8,156)		$(67,237)		$9,695		$(28,072)		$(93,770)
__________________
(1) Includes payments related to unvested restricted stock, participating LTIP units, Class B units and OP units.
(2) Cash flows provided by operations for the year ended December 31, 2014 include cash-related acquisition and transaction related expenses of $16.1 million.

The following table compares cumulative amounts paid to our stockholders, irrespective of their treatment as dividends or distributions for tax purposes, to cumulative net loss (in accordance with GAAP) for the period from October 6, 2009 (date of inception) through December 31, 2014:

For the Period from October 6, 2009 (date of inception) to
(In thousands)	December 31, 2014
Amounts paid:
Preferred stockholders	$2,158
Common stockholders in cash	87,865
Common stockholders reinvested in DRIP / offering proceeds	41,548
Other(1)	1,086
Total amounts paid	$132,657

Reconciliation of net loss:
Revenues	$236,788
Acquisition and transaction-related expenses	(42,576)
Fair value of listing promote	(33,479)
Vesting of asset management fees	(11,500)
Depreciation and amortization	(129,730)
Other operating expenses	(102,215)
Other non-operating expenses	(43,135)
Net income attributable to non-controlling interests	1,277
Net loss (in accordance with GAAP) (2)	$(124,570)

Cash flows provided by operations	$18,021

FFO	$33,733
__________________________________

(1)	Includes amounts paid related to unvested restricted shares, participating LTIP units, Class B units and OP units.

(2)	Net loss as defined by GAAP includes the non-cash impact of depreciation and amortization expense, valuations of derivatives as well as acquisition and transaction related costs.
Dilution
Our net tangible book value per share is a mechanical calculation using amounts from our balance sheet, and is calculated by (1) total book value of our assets less the net value of intangible assets, (2) minus total liabilities less the net value of intangible liabilities, (3) divided by the total number of common and preferred stock outstanding. It assumes that the value of real estate, and real estate related assets and liabilities diminish predictably over time as shown through the depreciation and amortization of real estate investments. Real estate values have historically risen and fallen with market conditions. Net tangible book value is used generally as a conservative measure of net worth and we do not believe it reflects our estimated value per share. It is not intended to reflect the value of our assets upon an orderly liquidation in accordance with our investment objectives. Our net tangible book value reflects dilution in the value of our fully diluted common and preferred stock from the issue price as a result of (i) operating losses, which reflect accumulated depreciation and amortization of real estate investments, (ii) the funding of dividends from sources other than cash flows from operations, and (iii) fees paid in connection with our IPO, including commissions, dealer manager fees and other offering costs. As of December 31, 2014 our tangible book value per share was $6.92.

Loan Obligations
As of December 31, 2014, we had consolidated mortgage notes payable of $172.2 million, excluding our 48.9% pro rata share of unconsolidated mortgage debt relating to Worldwide Plaza of $427.9 million. As of December 31, 2014, the consolidated mortgage notes payable had a weighted average interest rate of 3.6% and our pro-rata share of unconsolidated mortgage debt relating to Worldwide Plaza had a weighted average interest rate of 4.6%.
The payment terms of our loan obligations require principal and interest amounts payable monthly with all unpaid principal and interest due at maturity. Our loan agreements requires us to comply with specific reporting covenants. As of December 31, 2014, we were in compliance with the debt covenants under our loan agreements.
Incurring mortgage debt increases the risk of loss because defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property securing the loan that is in default and cause us to recognize taxable income on foreclosure for federal income tax purposes even though we do not receive any cash proceeds. In such event, we may be unable to pay the amount of dividends required in order to maintain our REIT status.
Our mortgage loan securing the three buildings in our Bleecker Street portfolio in the amount of $21.3 million will mature in December 2015. The Company intends to refinance this obligation utilizing a mortgage loan or unused proceeds from our credit facility. See Note 7 - Credit Facility of the notes to our consolidated financial statements.
Contractual Obligations
Debt Obligations
The following is a summary of our contractual debt obligations as of December 31, 2014:

		Years Ended December 31,
(In thousands)	Total	2015	2016 — 2017	2018 — 2019	Thereafter
Principal payments due:
Mortgage notes payable	$172,242	$21,794	$130,897	$9,350	$10,201
Credit facility	635,000	—	330,000	305,000	—
	$807,242	$21,794	$460,897	$314,350	$10,201
Interest payments due:
Mortgage notes payable	$16,744	$6,122	$8,825	$1,324	$473
Credit facility	33,952	12,652	17,092	4,208	—
	$50,696	$18,774	$25,917	$5,532	$473
Lease Obligations
We entered into lease agreements primarily related to certain acquisitions under leasehold interest arrangements. The following table reflects the minimum base rental cash payments due from us over the next five years and thereafter under these arrangements. These amounts exclude contingent rent payments, as applicable, that may be payable based on provisions related to increases in annual rent based on exceeding certain economic indexes among other items.

		Years Ended December 31,
(In thousands)	Total	2015	2016 — 2017	2018 — 2019	Thereafter
Capital lease obligations	$3,920	$86	$172	$172	$3,490
Operating lease obligations	276,456	4,531	9,863	10,435	251,627
Total lease obligations	$280,376	$4,617	$10,035	$10,607	$255,117

Election as a REIT
We elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with our taxable year ended December 31, 2010. If we continue to qualify for taxation as a REIT, we generally will not be subject to federal corporate income tax to the extent we distribute 100% of our REIT taxable income to our stockholders. REITs are subject to a number of other organizational and operational requirements. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and federal income and excise taxes on our undistributed income. In order to maintain our status as a REIT, we must distribute annually at least 90% of our REIT taxable income. We believe we are organized and operated in such a manner as to continue to qualify to be taxed as a REIT.
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
Subsequent Events
On February 4, 2015, Cache, Inc. ("Cache"), one of our tenants at 256 W. 38th Street, sought bankruptcy protection from its creditors, including us. Cache has ceased making rental payments and has announced its intention to vacate its spaces in May 2015. We believe that Cache's bankruptcy is an opportunity to re-lease the currently below-market space at market rates later in 2015. The termination of Cache's lease is not expected to have a material impact on our financial position, cash flows or results of operations.
On March 27, 2015, the owner of 123 William Street, the property in which we held our $35.1 million preferred equity investment, sold the property to American Realty Capital New York City REIT, Inc., which is sponsored and advised by entities under common control with our Sponsor and our Advisor. On such date, we received our entire principal balance plus accrued income receivable. Cash received from the sale of our preferred equity investment has increased our liquidity and the funds are available for dividends to our stockholders and other working capital requirements.
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

As of December 31, 2014, our debt consisted of both fixed and variable-rate debt. We had fixed-rate secured mortgage notes payable and fixed-rate loans under our credit facility, with an aggregate carrying value of $252.2 million and a fair value of $254.5 million. Changes in market interest rates on our fixed-rate debt impact the fair value of the notes, but it has no impact on interest due on the notes. For instance, if interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our obligation to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed–rate debt assumes an immediate 100 basis point move in interest rates from their December 31, 2014 levels, with all other variables held constant.  A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt by $3.0 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt by $2.9 million.
As of December 31, 2014, our variable-rate portion of the credit facility had a carrying and fair value of $555.0 million. Interest rate volatility associated with this variable-rate credit facility affects interest expense incurred and cash flow. The sensitivity analysis related to our variable-rate debt assumes an immediate 100 basis point move in interest rates from their December 31, 2014 levels, with all other variables held constant. A 100 basis point increase or decrease in variable interest rates on our variable-rate credit facility would increase or decrease our interest expense by $5.6 million annually.
These amounts were determined by considering the impact of hypothetical interest rates changes on our borrowing costs, and assuming no other changes in our capital structure. As the information presented above includes only those exposures that existed as of December 31, 2014, it does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
Item 8. Financial Statements and Supplementary Data.
The information required by this Item 8 is hereby incorporated by reference to our Consolidated Financial Statements beginning on page F-1 of this Annual Report on Form 10-K.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A.  Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15 promulgated under the Exchange Act, the Company is required to establish and maintain disclosure controls and procedures as defined in subparagraph (e) of that rule. Management is required to evaluate, with the participation of its Chief Executive Officer and Chief Financial Officer, the effectiveness of its disclosure controls and procedures as of the end of each fiscal quarter. As described below, management has identified material weaknesses in the Company’s internal control over financial reporting and management, including each of the Chief Executive Officer and Chief Financial Officer, has concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2014 due to these material weaknesses. Management believes the consolidated financial statements contained herein present fairly, in all material respects, our financial position as of the specified dates and our results of operations and cash flows for the specified periods.
Management's Annual Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Exchange Act and as set forth below. Under Rule 13a-15(c), management must evaluate, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness, as of the end of each calendar year, of the Company’s internal control over financial reporting. The term internal control over financial reporting is defined as a process designed by, or under the supervision of, the issuer's principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

1)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer;

2)
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and

3)
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.
In the course of preparing this Annual Report on Form 10-K and the consolidated financial statements included herein, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014 using the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the Internal Control-Integrated Framework (2013). Based on that evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2014 due to the material weaknesses in internal control over financial reporting, as described below.
A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.
As part of our evaluation of internal control over financial reporting as described above, management concluded that the Company did not:

•	Maintain an effective control environment and risk assessment process, specifically:

◦
Maintain sufficient written policies and procedures regarding the Company's business and financial reporting processes, including establishing sufficient appropriate management authorities and responsibilities; and

◦
Design and conduct an effective risk assessment process to identify and analyze risks impacting financial reporting, and implement business process level controls and monitoring activities that are responsive to those risks.

•	Maintain effective information technology access controls over its financial reporting system and accounts payable application;

•	Establish appropriate segregation of duties within the purchasing, accounts payable and cash disbursements process;

•	Design and maintain appropriate controls, including general IT controls, over the use of significant Excel spreadsheets supporting the financial reporting process; and

•	Design and maintain appropriate controls over the authorization, completeness, existence and accuracy of manual journal entries.
These deficiencies in internal controls did not result in any misstatements in the Company's consolidated financial statements for the current period, however, the ineffectiveness of the design, implementation, and operation of the controls create a reasonable possibility that a material misstatement to the consolidated financial statements would not be prevented or detected on a timely basis. Accordingly, our management concluded that the deficiencies represent material weaknesses in our internal control over financial reporting as of December 31, 2014.
KPMG LLP, an independent registered public accounting firm, was engaged to audit the consolidated financial statements included in this Annual Report on Form 10-K and their audit report is included on Page F-2 of this Annual Report on Form 10-K. KPMG LLP was also engaged to audit the effectiveness of the Company's internal control over financial reporting as of December 31, 2014 and issued an adverse audit report regarding their assessment of the effectiveness of internal control over financial reporting, which is included on page F-4 in this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting.
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

Remediation Plan
Management, and our Board of Directors, is focused on improving the Company’s processes and internal controls. Management, with the concurrence of the Audit Committee of the Board of Directors of the Company has directed management to proceed with a remediation plan. Accordingly, management is in the process of developing and implementing a plan to remediate the deficiencies in internal control referenced above. Specifically:

•
Management will continue to evaluate and revise its business process review to ensure that information systems, processes, internal controls, monitoring activities and personnel are fully aligned with our financial reporting objectives.

•
Management has begun to establish appropriate and more restrictive access controls with respect to the general ledger IT application and supporting systems and to establish appropriate segregation of duties within the accounts payable and cash disbursements process. Additional staffing will be added to manage system administration.

•	Excel tools and sub-ledgers will be removed from the enterprise-wide shared drives, and appropriate computing and access controls will be implemented.

•
Management will improve the documentation of the Company’s system of internal control over financial reporting, specifically its control environment, business processes and control activities responsive to the risks of misstatement, operating policies and procedures, and monitoring activities.

•	Management will design and maintain appropriate controls over the authorization, completeness, existence and accuracy of manual journal entries.
We intend to execute our remediation plan as soon as feasible. We will test the ongoing effectiveness of the new controls and will consider the material weakness remediated after the new controls operate effectively for a sufficient period of time. There is no assurance, however, that these measures will remediate the material weakness or ensure that our internal controls over financial reporting will be effective in the future. If we are unable to remediate this material weakness, we may not timely file our periodic reports with the SEC which will have a material adverse effect on our ability to access the capital markets and affect our ability to provide accurate financial information.
Item 9B. Other Information.
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
We have adopted a Code of Ethics that applies to all of our executive officers and directors, including but not limited to, our principal executive officer and principal financial officer and Corporate Governance Guidelines for our directors. A copy of our Code of Ethics and Corporate Governance Guidelines may be obtained, free of charge, by sending a written request to our executive office – 405 Park Avenue – 14th Floor, New York, NY 10022, attention Chief Financial Officer.
The other information required by this Item is incorporated by reference to our definitive proxy statement on Schedule 14A filed with the SEC on April 30, 2015 (the "Proxy Statement").
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
The following financial statement schedule is included herein at page F-45 of this report:
Schedule III – Real Estate and Accumulated Depreciation
(b)Exhibits

EXHIBIT INDEX
The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2014 (and are numbered in accordance with Item 601 of Regulation S-K):

Exhibit No.	Description
3.1 (1)	Amended and Restated Charter of American Realty Capital New York Recovery REIT, Inc. dated June 13, 2014
3.2 (2)	Amended and Restated Bylaws of American Realty Capital New York Recovery REIT, Inc. dated April 15, 2014
4.1 (2)	Fourth Amended and Restated Agreement of Limited Partnership of New York Recovery Operating Partnership, L.P. dated as of April 15, 2014
4.2*	First Amendment to Fourth Amended and Restated Agreement of Limited Partnership of New York Recovery Operating Partnership, L.P., dated as of April 15, 2015
10.1 (2)	Sixth Amended and Restated Advisory Agreement by and among New York REIT, Inc., New York Recovery Operating Partnership, L.P. and New York Recovery Advisors, LLC dated as of April 15, 2014
10.2 (3)
Amended and Restated Management Agreement, among American Realty Capital New York Recovery REIT, Inc., New York Recovery Operating Partnership, L.P. and New York Recovery Properties, LLC, dated as of September 2, 2010

10.3 (1)	First Amendment to the Distribution Reinvestment Plan of American Realty Capital New York Recovery REIT, Inc., dated as of March 31, 2014
10.4 (4)	Employee and Director Incentive Restricted Share Plan adopted as of September 22, 2010
10.5 (2)	First Amendment to Employee and Director Incentive Restricted Share Plan of American Realty Capital New York Recovery REIT, Inc. dated as of March 31, 2014
10.6 (5)	Second Amendment to Employee and Director Incentive Restricted Share Plan of American Realty Capital New York Recovery REIT, Inc. dated as of April 29, 2014
10.7 (4)	2010 Stock Option Plan Adopted as of September 22, 2010
10.8 (2)	2014 Advisor Multi-Year Outperformance Agreement by and among New York REIT, Inc., New York Recovery Operating Partnership, L.P. and New York Recovery Advisors, LLC made as of April 15, 2014
10.9 (2)	Contribution and Exchange Agreement dated as of April 15, 2014
10.10 (2)	Listing Note Agreement dated as of April 15, 2014
10.11 (1)
Second Amended and Restated Credit Agreement, dated April 14, 2014 by and among New York Recovery Operating Partnership, L.P., as borrower, New York REIT, Inc. as the REIT and guarantor, the lenders party thereto and Capital One, National Association, as administrative agent

10.12 (6)	Assignment, Assumption and Allocation Agreement between American Realty Capital New York Recovery REIT, Inc. and New York Recovery Operating Partnership, L.P., dated as of November 12, 2012
10.13 (7)	Sale-Purchase Agreement, dated June 28, 2013, by and among 333W34 SLG OWNER LLC and ARC NY333W3401, LLC
10.14 (8)	Contribution and Admission Agreement, dated as of October 8, 2013, between WWP Sponsor, LLC and ARC NYWWPJV001, LLC
10.15 (8)	Sale-Purchase Agreement, dated as of October 21, 2013, by and between 1440 Broadway Owner, LLC and ARC NY1440BWY1, LLC
10.16 (9)	Second Amended and Restated Limited Liability Company Agreement of WWP Holdings, LLC, dated October 31, 2013, by and among NYWWPJV001, LLC and WWP Sponsor, LLC
10.17 (10)
Agreement of Purchase and Sale, dated as of July 29, 2014, by and between 245 West 17th Street Property Investors II, LLC, 249 West 17th Street Property Investors II, LLC and New York Recovery Operating Partnership, L.P.

10.18 (10)
First Amendment to Agreement of Purchase and Sale, dated as of August 22, 2014, by and between 245 West 17th Street Property Investors II, LLC, 249 West 17th Street Property Investors II, LLC and New York Recovery Operating Partnership, L.P.

10.19 *
Indemnification Agreement between New York REIT, Inc. and each of Nicholas S. Schorsch, Michael A. Happel, Gregory W. Sullivan, Edward M. Weil, Jr., William M. Kahane, Randolph C. Read, Robert H. Burns, P. Sue Perrotty, Scott J. Bowman, William G. Stanley, New York Recovery Advisors, LLC, AR Capital, LLC and RCS Capital Corp, dated as of December 31, 2014

14 (11)	Amended and Restated Code of Business Conduct and Ethics
16.1(12)	Letter from Grant Thornton LLP to the Securities and Exchange Commission dated January 28, 2015
21.1 *	Subsidiaries of New York REIT, Inc.
23.1*	Consent of KPMG LLP
23.2*	Consent of Grant Thornton LLP
31.1 *	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 *	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32 *
Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 *
XBRL (eXtensible Business Reporting Language). The following materials from New York REIT, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this information in furnished and not filed for purpose of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934

______________________________________

*	Filed herewith

(1)	Filed as an exhibit to New York REIT, Inc.'s Registration Statement on Form S-8 (Registration No. 333-197362) filed with the SEC on July 11, 2014.

(2)	Filed as an exhibit to New York REIT, Inc.'s Current Report on Form 8-K filed with the SEC on April 15, 2014.

(3)
Filed as an exhibit to the Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 3 to New York REIT Inc.'s Registration Statement on Form S-11 (Registration No. 333-163069) filed with the SEC on July 26, 2011.

(4)	Filed as an exhibit to the Post-Effective Amendment No. 1 to New York REIT, Inc.'s Registration Statement on Form S-11 (Registration No. 333-163069) filed with the SEC on March 2, 2011.

(5)	Filed as an exhibit to New York REIT, Inc.'s Amendment No. 1 to Schedule TO filed with the SEC on May 5, 2014.

(6)	Filed as an exhibit to New York REIT, Inc.'s Quarterly Report on Form 10-Q filed with the SEC on November 13, 2012.

(7)	Filed as an exhibit to New York REIT, Inc.'s Quarterly Report on Form 10-Q filed with the SEC on August 13, 2013.

(8)	Filed as an exhibit to New York REIT, Inc.'s Quarterly Report on Form 10-Q filed with the SEC on November 13, 2013.

(9)	Filed as an exhibit to New York REIT, Inc.'s Current Report on Form 8-K/A filed with the SEC on November 27, 2013.

(10)	Filed as an exhibit to New York REIT, Inc.'s Quarterly Report on Form 10-Q filed with the SEC on November 4, 2014.

(11)	Filed as an exhibit to New York REIT, Inc.'s Quarterly Report on Form 10-Q filed with the SEC on May 13, 2014.

(12)	Filed as an exhibit to New York REIT, Inc.'s Current Report on Form 8-K filed with the SEC on January 28, 2015.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 11th day of May, 2015.

NEW YORK REIT, INC.
By:	/s/ MICHAEL A. HAPPEL
MICHAEL A. HAPPEL
CHIEF EXECUTIVE OFFICER AND PRESIDENT
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this annual report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Michael A. Happel	Chief Executive Officer and President (and Principal Executive Officer)	May 11, 2015
Michael A. Happel

/s/ Gregory W. Sullivan	Chief Operating Officer, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)	May 11, 2015
Gregory W. Sullivan

/s/ William M. Kahane	Executive Chairman of the Board of Directors	May 11, 2015
William M. Kahane

/s/ P. Sue Perrotty	Independent Director, Audit Committee Chair	May 11, 2015
P. Sue Perrotty

/s/ Randolph C. Read	Independent Director	May 11, 2015
Randolph C. Read

/s/ Robert H. Burns	Independent Director	May 11, 2015
Robert H. Burns

NEW YORK REIT, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
New York REIT, Inc.:
We have audited the accompanying consolidated balance sheet of New York REIT, Inc. and subsidiaries (the Company) as of December 31, 2014, and the related consolidated statements of operations and comprehensive income (loss), changes in equity and cash flows for the year then ended. In connection with our audits of the consolidated financial statements, we also have audited the accompanying financial statement schedule III, real estate and accumulated depreciation. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of New York REIT, Inc. and subsidiaries as of December 31, 2014, and the results of their operations and their cash flows for the year ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), New York REIT, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated May 11, 2015 expressed an adverse opinion on the effectiveness of New York REIT, Inc. and subsidiaries' internal control over financial reporting.

/s/ KPMG LLP
New York, New York
May 11, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
New York REIT, Inc.:

We have audited the accompanying consolidated balance sheets of New York REIT, Inc. (a Maryland Corporation) and subsidiaries (the "Company") as of December 31, 2013 and the related consolidated statements of operations and comprehensive loss, changes in equity and cash flows for each of the two years ended December 31, 2013. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of New York REIT, Inc. and subsidiaries as of December 31, 2013 and the results of their operations and their cash flows for each of the two years ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania
February 28, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
New York REIT, Inc.:
We have audited New York REIT, Inc.’s (the Company) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control ‑ Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). New York REIT, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment. The Company did not:

•	Maintain an effective control environment and risk assessment process, specifically:

•
Maintain sufficient written policies and procedures regarding the Company’s business and financial reporting processes, including establishing sufficient appropriate management authorities and responsibilities

•
Design and conduct an effective risk assessment process to identify and analyze risks impacting financial reporting, and implement business process level controls and monitoring activities that are responsive to those risks

•	Maintain effective information technology access controls over its financial reporting system and accounts payable application;

•	Establish appropriate segregation of duties within the purchasing, accounts payable, and cash disbursements process;

•	Design and maintain appropriate controls, including general IT controls, over the use of significant Excel spreadsheets supporting the financial reporting process; and

•	Design and maintain appropriate controls over the authorization, completeness, existence and accuracy of manual journal entries.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of New York REIT, Inc. and subsidiaries as of December 31, 2014 and the related consolidated statements of operations and comprehensive income (loss), changes in equity and cash flows for the year ended December 31, 2014, and the related schedule III, real estate and accumulated depreciation. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2014 consolidated financial statements, and this report does not affect our report dated May 11, 2015, which expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

In our opinion, because of the effect of the aforementioned material weaknesses on the achievement of the objectives of the control criteria, New York REIT Inc. has not maintained effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We do not express an opinion or any other form of assurance on management’s statements referring to corrective actions taken after December 31, 2014, relative to the aforementioned material weaknesses in internal control over financial reporting.

/s/ KPMG LLP
New York, New York
May 11, 2015

NEW YORK REIT, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2014	2013
ASSETS
Real estate investments, at cost:
Land	$494,065	$425,814
Buildings, fixtures and improvements	1,235,918	989,145
Acquired intangible assets	158,383	127,846
Total real estate investments, at cost	1,888,366	1,542,805
Less accumulated depreciation and amortization	(124,178)	(41,183)
Total real estate investments, net	1,764,188	1,501,622
Cash and cash equivalents	22,512	233,377
Restricted cash	6,347	1,122
Investment securities, at fair value	4,659	1,048
Investments in unconsolidated joint venture	225,501	234,774
Preferred equity investment	35,100	30,000
Derivatives, at fair value	205	490
Receivable for sale of common stock	—	11,127
Tenant and other receivables	4,833	2,230
Unbilled rent receivables	30,866	11,276
Prepaid expenses and other assets	13,195	7,898
Deferred costs, net	13,429	13,341
Total assets	$2,120,835	$2,048,305
LIABILITIES AND EQUITY
Mortgage notes payable	$172,242	$172,716
Credit facility	635,000	305,000
Market lease intangibles, net	84,220	73,029
Derivatives, at fair value	1,276	875
Accounts payable, accrued expenses and other liabilities (including amounts due to affiliates of $575 and $1,273 as of December 31, 2014 and 2013, respectively)	27,850	30,703
Deferred rent	4,550	7,997
Dividends payable	20	8,726
Total liabilities	925,158	599,046
Preferred stock, $0.01 par value; 40,866,376 shares authorized, none issued and outstanding	—	—
Convertible preferred stock, $0.01 par value, 9,133,624 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 300,000,000 shares authorized, 162,181,939 and 174,120,408 shares issued and outstanding at December 31, 2014 and 2013, respectively	1,622	1,741
Additional paid-in capital	1,401,619	1,533,698
Accumulated other comprehensive loss	(816)	(613)
Accumulated deficit	(255,478)	(86,008)
Total stockholders' equity	1,146,947	1,448,818
Non-controlling interests	48,730	441
Total equity	1,195,677	1,449,259
Total liabilities and equity	$2,120,835	$2,048,305
The accompanying notes are an integral part of these consolidated financial statements

NEW YORK REIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)

	Year Ended December 31,
	2014	2013	2012
Revenues:
Rental income	$117,221	$49,532	$14,519
Hotel revenue	22,742	2,254	—
Operating expense reimbursements and other revenue	15,604	4,101	903
Total revenues	155,567	55,887	15,422
Operating expenses:
Property operating	37,209	12,546	2,398
Hotel operating	23,736	2,372	—
Operating fees to affiliates	8,397	—	—
Acquisition and transaction related	16,083	17,417	6,066
Vesting of asset management fees	11,500	—	—
Value of listing promote	33,479	—	—
General and administrative	12,337	1,019	226
Depreciation and amortization	84,799	31,751	8,097
Total operating expenses	227,540	65,105	16,787
Operating loss	(71,973)	(9,218)	(1,365)
Other income (expenses):
Interest expense	(23,720)	(10,673)	(4,994)
Loss from unconsolidated joint venture	(1,499)	(95)	—
Income from preferred equity investment, investment securities and interest	2,906	670	1
Gain (loss) on derivative instruments	1	5	(14)
Total other expenses	(22,312)	(10,093)	(5,007)
Net loss	(94,285)	(19,311)	(6,372)
Net loss attributable to non-controlling interests	1,257	32	33
Net loss attributable to stockholders	$(93,028)	$(19,279)	$(6,339)

Other comprehensive income (loss):
Change in unrealized gain (loss) on derivatives	(687)	1,320	(1,492)
Unrealized gain (loss) on investment securities	484	(240)	—
Total other comprehensive income (loss)	(203)	1,080	(1,492)
Comprehensive loss attributable to stockholders	$(93,231)	$(18,199)	$(7,831)

Basic and diluted net loss per share available to stockholders	$(0.56)	$(0.26)	$(0.52)
The accompanying notes are an integral part of these consolidated financial statements

NEW YORK REIT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share data)

	Common Stock			Accumulated Other Comprehensive Income (Loss)
	Number of Shares	Par Value	Additional Paid-In Capital		Accumulated Deficit	Stockholders' Equity	Non- controlling Interests	Total Equity
Balance, December 31, 2011	6,658,903	$67	$47,786	$(201)	$(8,597)	$39,055	$12,136	$51,191
Issuances of common stock	12,985,794	130	128,747	—	—	128,877	—	128,877
Common stock offering costs, commissions and dealer manager fees, net of reimbursements	—	—	(13,027)	—	—	(13,027)	—	(13,027)
Common stock issued though distribution reinvestment plan	343,069	3	3,255	—	—	3,258	—	3,258
Common stock repurchases	(81,661)	(1)	(780)	—	—	(781)	—	(781)
Equity-based compensation	24,667	—	180	—	—	180	—	180
Increase in interest in Bleecker Street	—	—	(1,189)	—	—	(1,189)	(10,811)	(12,000)
Non-controlling interests issued	—	—	—	—	—	—	480	480
Dividends to non-controlling interest holders	—	—	—	—	—	—	(481)	(481)
Dividends declared	—	—	—	—	(7,402)	(7,402)	—	(7,402)
Net loss	—	—	—	—	(6,339)	(6,339)	(33)	(6,372)
Other comprehensive loss	—	—	—	(1,492)	—	(1,492)	—	(1,492)
Balance, December 31, 2012	19,930,772	199	164,972	(1,693)	(22,338)	141,140	1,291	142,431
Issuances of common stock	152,371,933	1,524	1,501,003	—	—	1,502,527	—	1,502,527
Common stock offering costs, commissions and dealer manager fees	—	—	(149,210)	—	—	(149,210)	—	(149,210)
Common stock issued through distribution reinvestment plan	1,984,370	20	18,832	—	—	18,852	—	18,852
Common stock repurchases	(195,395)	(2)	(1,884)	—	—	(1,886)	—	(1,886)
Equity-based compensation	28,728	—	232	—	—	232	—	232
Increase in interest in Bleecker Street	—	—	(247)	—	—	(247)	(753)	(1,000)
Dividends to non-controlling interest holders	—	—	—	—	—	—	(65)	(65)
Dividends declared	—	—	—	—	(44,391)	(44,391)	—	(44,391)
Net loss	—	—	—	—	(19,279)	(19,279)	(32)	(19,311)
Other comprehensive income	—	—	—	1,080	—	1,080	—	1,080
Balance, December 31, 2013	174,120,408	1,741	1,533,698	(613)	(86,008)	1,448,818	441	1,449,259
Issuances of common stock	18,908	—	184	—	—	184	—	184
Common stock offering costs, commissions and dealer manager fees	—	—	(95)	—	—	(95)	—	(95)
Common stock issued though distribution reinvestment plan	2,002,008	20	18,999	—	—	19,019	—	19,019
Common stock repurchases, inclusive of fees and expenses	(14,175,115)	(141)	(153,622)	—	—	(153,763)	—	(153,763)
Contributions from non-controlling interest holders of affiliates	—	—	—	—	—	—	750	750
Issuance of OP units to affiliates	—	—	—	—	—	—	44,979	44,979
Redemption of OP units by affiliates	—	—	—	—	—	—	(698)	(698)
Equity-based compensation	215,730	2	2,455	—	—	2,457	5,295	7,752
Dividends to non-controlling interest holders	—	—	—	—	—	—	(780)	(780)
Dividends declared	—	—	—	—	(76,442)	(76,442)	—	(76,442)
Net loss	—	—	—	—	(93,028)	(93,028)	(1,257)	(94,285)
Other comprehensive loss	—	—	—	(203)	—	(203)	—	(203)
Balance, December 31, 2014	162,181,939	$1,622	$1,401,619	$(816)	$(255,478)	$1,146,947	$48,730	$1,195,677

The accompanying notes are an integral part of these consolidated financial statements

NEW YORK REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net loss	$(94,285)	$(19,311)	$(6,372)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	63,349	23,405	6,368
Amortization of intangibles	21,450	8,346	1,729
Amortization of deferred financing costs	8,184	2,369	889
Accretion of below- and amortization of above-market lease liabilities and assets, net	(9,738)	(2,681)	(433)
Vesting of asset management fees and final value of listing note	44,979	—	—
Loss from unconsolidated joint venture	1,499	95	—
Bad debt expense	220	481	—
Share-based compensation	7,752	232	180
Loss (gain) on derivative instruments	(1)	(5)	14
Non-controlling interest issued	—	—	100
Changes in assets and liabilities:
Tenant and other receivables	(2,823)	(1,215)	(404)
Unbilled rent receivables	(19,590)	(8,968)	(1,573)
Prepaid expenses, other assets and deferred costs	(6,632)	(8,566)	(1,343)
Accrued unbilled ground rent	4,348	476	—
Accounts payable and accrued expenses	(8,730)	7,314	3,236
Due from affiliated entities	—	325	—
Deferred rent and other liabilities	(3,447)	7,131	639
Net cash provided by operating activities	6,535	9,428	3,030
Cash flows from investing activities:
Investment in real estate and other assets	(316,206)	(1,298,228)	(144,750)
Acquisition funds held in escrow	(4,748)	—	—
Capital expenditures	(11,801)	(12,089)	(1,003)
Purchase of investment securities	(3,127)	(1,288)	—
Distributions from unconsolidated joint venture	8,047	2,097	—
Net cash used in investing activities	(327,835)	(1,309,508)	(145,753)
Cash flows from financing activities:
Payments on notes payable	—	—	(5,933)
Proceeds from mortgage notes payable	—	—	31,565
Payments on mortgage notes payable	(474)	(72,853)	(434)
Proceeds from credit facility	330,000	305,000	48,495
Payments on credit facility	—	(19,995)	(28,500)
Proceeds from issuance of common stock	11,311	1,492,523	127,962
Proceeds from issuance of operating partnership units	750	—	—
Repurchases of common stock, inclusive of fees and expenses	(154,269)	(1,763)	(424)
Payments of offering costs and fees related to stock issuances	(1,506)	(148,223)	(13,618)
Payments of financing costs	(7,293)	(7,562)	(4,582)
Dividends paid	(66,129)	(17,799)	(3,445)
Payments to affiliate	—	—	33
Dividends to non-controlling interest holders	(780)	(65)	(481)
Redemptions of OP units	(698)	(1,000)	(12,000)
Restricted cash	(477)	(160)	(783)
Net cash provided by financing activities	110,435	1,528,103	137,855
Net increase (decrease) in cash and cash equivalents	(210,865)	228,023	(4,868)
Cash and cash equivalents, beginning of period	233,377	5,354	10,222
Cash and cash equivalents, end of period	$22,512	$233,377	$5,354

NEW YORK REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2014	2013	2012
Supplemental Disclosures:
Cash paid for interest	$15,467	$7,946	$4,016
Accrued capital expenditures	3,555	—	—
Mortgage notes payable used to acquire investments in real estate	—	60,000	79,188
Liabilities assumed in acquisition of real estate	—	12,206	4,760
Non-controlling interest issued to seller	—	—	380
Accrued offering costs	—	1,411	424
Accrued repurchase requests	—	506	383
Common stock issued through distribution reinvestment plan	19,019	18,852	3,258
The accompanying notes are an integral part of these consolidated financial statements

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012

Note 1 — Organization
New York REIT, Inc. (the "Company") focuses on acquiring and owning income-producing commercial real estate in New York City, primarily office and retail properties located in Manhattan. To add diversity to the portfolio, the Company may also acquire multifamily, industrial, hotel and other types of real properties as well as originate or acquire first mortgage loans, mezzanine loans, or preferred equity interests related to New York City real estate. The Company purchased its first property and commenced active operations in June 2010. As of December 31, 2014, the Company owned 24 properties and real estate-related assets.
In September 2010, the Company commenced its initial public offering (the "IPO") on a "reasonable best efforts" basis of up to 150.0 million shares of common stock at a price of $10.00 per share, subject to certain volume and other discounts. The Company's IPO closed in December 2013. The Company operated as a non-traded real estate investment trust ("REIT") through April 14, 2014. On April 15, 2014, the Company listed its common stock on the New York Stock Exchange ("NYSE") under the symbol NYRT (the "Listing"). Concurrent with the Listing, the Company offered to purchase up to 23.3 million shares of its common stock at a price of $10.75 per share (the “Tender Offer”). As a result of the Tender Offer, on May 12, 2014, the Company purchased 14.2 million shares of its common stock at a price of $10.75 per share, for an aggregate of $152.3 million, excluding fees and expenses relating to the Tender Offer and including fractional shares repurchased thereafter.
The Company, incorporated on October 6, 2009, is a Maryland corporation that qualified as a REIT for U.S. federal income tax purposes beginning with its taxable year ended December 31, 2010.  Substantially all of the Company's business is conducted through New York Recovery Operating Partnership, L.P. (the "OP"), a Delaware limited partnership. The Company has no direct employees.  The Company has retained New York Recovery Advisors, LLC (the "Advisor") to manage its affairs on a day-to-day basis. New York Recovery Properties, LLC (the "Property Manager") serves as the Company's property manager, unless services are performed by a third party for specific properties.  Realty Capital Securities, LLC (the "Dealer Manager") served as the dealer manager of the IPO and continues to provide the Company with various services.  The Advisor, Property Manager and Dealer Manager are under common control with the parent of the Company's sponsor, American Realty Capital III, LLC (the "Sponsor"), as a result of which, they are related parties and receive compensation, fees and expense reimbursements for services related to the investment and management of the Company's assets.
Note 2 — Summary of Significant Accounting Policies
Basis of Accounting
The accompanying consolidated financial statements of the Company are prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America ("GAAP").
Reclassifications
Certain prior year amounts have been reclassified to conform with the current year presentation.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and consolidated joint venture arrangements in which the Company has controlling financial interests, either through voting or similar rights or by means other than voting rights if the Company is the primary beneficiary of a variable interest entity ("VIE"). The portions of the consolidated joint venture arrangements not owned by the Company are presented as noncontrolling interests. All inter-company accounts and transactions have been eliminated in consolidation.
The Company evaluates its relationships and investments to determine if it has variable interests in a VIE. A variable interest is an investment or other interest that will absorb portions of an entity’s expected losses or receive portions of the entity’s expected residual returns. If the Company determines that it has a variable interest in an entity, it evaluates whether such entity is a VIE. A VIE is broadly defined as an entity where either (1) the equity investors as a group, if any, lack the power through voting or similar rights to direct the activities of an entity that most significantly impact the entity’s economic performance or (2) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support. The Company consolidates any VIEs when it is determined to be the primary beneficiary of the VIE’s operations.
A variable interest holder is considered to be the primary beneficiary of a VIE if it has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and has the obligation to absorb losses of, or the right to receive benefits from, the entity that could potentially be significant to the VIE.

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012

The Company continually evaluates the need to consolidate its joint ventures. In determining whether the Company has a controlling interest in a joint venture and the requirement to consolidate the accounts of that entity, management considers factors such as ownership interest, power to make decisions and contractual and substantive participating rights of the partners or members as well as whether the entity is a VIE for which the Company is the primary beneficiary.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management makes significant estimates regarding revenue recognition, purchase price allocations to record investments in real estate, derivative financial instruments and hedging activities and fair value measurements, as applicable.
Investments in Real Estate
The Company evaluates the inputs, processes and outputs of each asset acquired to determine if the transaction is a business combination or asset acquisition. If an acquisition qualifies as a business combination, the related transaction costs are recorded as an expense in the consolidated statement of operations. If an acquisition qualifies as an asset acquisition, the related transaction costs are generally capitalized and subsequently amortized over the useful life of the acquired assets.
In business combinations, the Company allocates the purchase price of acquired properties to tangible and identifiable intangible assets or liabilities and non-controlling interests based on their respective estimated fair values. Tangible assets may include land, land improvements, buildings, fixtures and tenant improvements. Intangible assets or liabilities may include the value of in-place leases, above- and below-market leases and other identifiable intangible assets or liabilities based on lease or property specific characteristics.
The fair value of the tangible assets of an acquired property with an in-place operating lease is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to the tangible assets based on the fair value of the tangible assets. The fair value of in-place leases is determined by considering estimates of carrying costs during the expected lease-up periods, current market conditions, as well as costs to execute similar leases. The fair value of above-market or below-market leases and ground leases is recorded based on the present value of the difference between the contractual amount to be paid pursuant to the in-place lease and the Company's estimate of the comparable fair market lease rate, measured over the remaining term of the lease, including any below-market fixed rate renewal options for below-market leases. The fair value of other intangible assets, such as real estate tax abatements, are recorded based on the present value of the expected benefit and amortized over the expected useful life.
Fair values of assumed mortgages, if applicable, are recorded as debt premiums or discounts based on the present value of the estimated cash flows, which is calculated to account for either above- or below-market interest rates.
Non-controlling interests in property owning entities are recorded based on its fair value at the date of acquisition, as determined by the terms of the applicable agreement.
The Company utilizes a number of sources in making its estimates of fair values for purposes of allocating purchase price including real estate valuations prepared by independent valuation firms. The Company also considers information and other factors including: market conditions, the industry in which the tenant operates, characteristics of the real estate such as location, size, demographics, value and comparative rental rates, tenant credit profile and the importance of the location of the real estate to the operations of the tenant’s business.
The Company presents the operations related to properties that have been, or are intended to be, sold as discontinued operations in the consolidated statements of operations and comprehensive income (loss) for all periods presented where the disposal of a component represents a strategic shift that has had or will have a major effect on the Company's operations and financial results. Properties that are intended to be sold will be designated as "held for sale" on the consolidated balance sheets at the lesser of carrying amount or fair value less estimated selling costs when they meet specific criteria to be presented as held for sale. Properties are no longer depreciated when they are classified as held for sale. The Company did not have any properties held for sale as of December 31, 2014 or 2013.

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012

Intangible assets and acquired lease liabilities consist of the following as of December 31, 2014 and 2013.

	December 31, 2014
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
In-place leases	$131,518	$27,450	$104,068
Other intangible	3,804	107	3,697
Above-market leases	23,061	3,605	19,456
Total acquired intangible assets	$158,383	$31,162	$127,221
Intangible lease liabilities:
Below-market leases	$81,708	$14,953	$66,755
Above-market ground lease liability	17,968	503	17,465
Total market lease intangibles	$99,676	$15,456	$84,220

	December 31, 2013
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
In-place leases	$108,229	$8,344	$99,885
Above-market leases	19,617	1,124	18,493
Total acquired intangible assets	$127,846	$9,468	$118,378
Intangible lease liabilities:
Below-market leases	$59,544	$4,429	$55,115
Above-market ground lease liability	17,968	54	17,914
Total market lease intangibles	$77,512	$4,483	$73,029
Depreciation and Amortization
The Company is required to make subjective assessments as to the useful lives of the components of the Company’s real estate investments for purposes of determining the amount of depreciation to record on an annual basis. These assessments have a direct impact on the Company’s net income because if the Company were to shorten the expected useful lives of the Company’s real estate investments, the Company would depreciate these investments over fewer years, resulting in more depreciation expense and lower net income.
Depreciation is computed using the straight-line method over the estimated useful lives of up to 40 years for buildings, 15 years for land improvements, five years for fixtures and improvements, and the shorter of the useful life or the remaining lease term for tenant improvements and leasehold interests.
Acquired above-market leases are amortized as a reduction of rental income over the remaining terms of the respective leases. Acquired below-market leases are amortized as an increase to rental income over the remaining terms of the respective leases and expected below-market renewal option periods.
Acquired above-market ground leases are amortized as a reduction of property operating expense over the remaining term of the respective leases. Acquired below-market ground lease values are amortized as an increase to property operating expense over the remaining terms of the respective leases and expected below-market renewal option period.
The value of in-place leases, exclusive of the value of above-market and below-market in-place leases, is amortized to depreciation and amortization expense over the remaining periods of the respective leases.
Assumed mortgage premiums or discounts, if applicable, are amortized as a reduction or increase to interest expense over the remaining term of the respective mortgages.

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012

The following table provides the weighted-average remaining amortization and accretion periods as of December 31, 2014, for intangible assets and liabilities and the projected amortization expense and adjustments to revenues for the next five years:

(Dollar amounts in thousands)	Weighted- Average Remaining Amortization Period (in years)	2015	2016	2017	2018	2019
In-place leases	9.0	$18,314	$11,088	$10,019	$9,067	$8,683
Other intangible	11.5	321	321	321	321	321
Total to be included in depreciation and amortization expense		$18,635	$11,409	$10,340	$9,388	$9,004

Above-market lease assets	12.5	$(2,771)	$(1,428)	$(1,420)	$(1,420)	$(1,420)
Below-market lease liabilities	9.6	9,824	7,566	6,780	5,995	5,611
Total to be included in rental income		$7,053	$6,138	$5,360	$4,575	$4,191

Above-market ground lease liability to be deducted from property operating expenses	36.6	$(449)	$(449)	$(449)	$(449)	$(449)
For the years ended December 31, 2014, 2013 and 2012, amortization of in-place leases and other intangibles of $21.5 million, $8.3 million and $1.7 million, respectively, is included in depreciation and amortization on the consolidated statements of operations and comprehensive income (loss). For the years ended December 31, 2014, 2013 and 2012, net amortization of above- and below-market lease intangibles of $9.3 million, $2.6 million and $0.4 million, respectively, is included in rental income on the consolidated statements of operations and comprehensive income (loss). For the years ended December 31, 2014 and 2013, amortization of above-market ground lease liability of $0.4 million and $0.1 million, respectively, is included in property operating expense on the consolidated statements of operations and comprehensive income (loss). There was no amortization related to the above-market ground lease for the year ended December 31, 2012 as the related property was acquired in 2013.
Impairment of Long Lived Assets
When circumstances indicate the carrying value of a property may not be recoverable, the Company reviews the asset for impairment. This review is based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property’s use and eventual disposition. These estimates consider factors such as expected future operating income, market and other applicable trends and residual value, as well as the effects of leasing demand, competition and other factors. If such estimated cash flows are less than the the carrying value of a property, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held and used. For properties held for sale, the impairment loss is based on the adjustment to fair value less estimated cost to dispose of the asset. These assessments result in the immediate recognition of an impairment loss, resulting in a reduction of net income. The Company did not recognize any impairment charges for the years ended December 31, 2014, 2013 or 2012.
Impairment of Equity Method Investments
The Company monitors the value of its equity method investments for indicators of impairment. An impairment charge is recognized when the Company determines that a decline in the fair value of the investment below its carrying value is other-than-temporary. The assessment of impairment is subjective and involves the application of significant assumptions and judgments about the Company's intent and ability to recover its investment given the nature and operations of the underlying investment.
Cash and Cash Equivalents
Cash and cash equivalents includes cash in bank accounts as well as investments in highly-liquid money market funds with original maturities of three months or less at time of purchase. As of December 31, 2014 and 2013, $0.3 million was held in money market funds with the Company's financial institutions.

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012

The Company deposits cash with high-quality financial institutions. These deposits are guaranteed by the Federal Deposit Insurance Company (the "FDIC") up to an insurance limit. At December 31, 2014 and 2013, the Company had deposits of $22.5 million and $233.4 million, respectively, of which $18.9 million and $228.8 million, respectively, were in excess of the amount insured by the FDIC. Although the Company bears risk to amounts in excess of those insured by the FDIC, it does not anticipate any losses as a result.
Restricted Cash
Restricted cash primarily consists of funds held in escrow related to real estate acquisitions and reserves related to lease expirations as well as maintenance, real estate, structural, and debt service reserves.
Investment Securities
The Company classifies its investments in debt or equity securities into one of three classes: held-to-maturity, available-for-sale or trading, as applicable.  Investments in debt securities that the Company has the positive intent and ability to hold until maturity are classified as held-to-maturity and are reported at amortized cost.  Debt and equity securities that are bought and held principally for the purposes of selling them in the near future are classified as trading securities.  Debt and equity securities not classified as trading securities or as held-to-maturity securities are classified as available-for-sale securities and are reported at fair value, with unrealized holding gains and losses reported as a component of equity within accumulated other comprehensive income or loss. Gains or losses on securities sold are based on the specific identification method.
The Company evaluates its investments in securities for impairment or other-than-temporary impairment on a quarterly basis.  The Company reviews each investment individually and assesses factors that may include (i) if the carrying amount of an investment exceeds its fair value, (ii) if there has been any change in the market as a whole or in the investee’s market, (iii) if there are any plans to sell the investment in question or if the Company believes it may be forced to sell its investment, and (iv) if there have been any other factors that would indicate the possibility of the existence of an other-than-temporary impairment. The fair value of the Company’s investments in available-for-sale securities generally rise and fall based on current market conditions. If, after reviewing relevant factors surrounding an impaired security, the Company determines that it will not recover its full investment in an impaired security, the Company recognizes an other-than-temporary impairment charge in the consolidated statements of operations and comprehensive loss in the period in which the other-than-temporary impairment is discovered, regardless of whether or not the Company plans to sell or believes it will be forced to sell the security in question.  The Company did not recognize any other-than-temporary impairment charges for the years ended December 31, 2014, 2013 or 2012.
Investments in Unconsolidated Joint Venture
The Company accounts for investments in unconsolidated joint ventures under the equity method of accounting in cases where the Company exercises significant influence over, but does not control, the entities and is not considered to be the primary beneficiary. These investments are recorded initially at cost and subsequently adjusted for equity in net income (loss) and cash contributions and distributions. Any difference between the carrying amount of these investments and the underlying equity in net assets is depreciated and amortized over the estimated useful lives of the assets and liabilities with a corresponding adjustment to the equity income (loss) from unconsolidated joint ventures in the accompanying consolidated statements of operations and comprehensive income (loss). Equity income (loss) from unconsolidated joint ventures is allocated based on the Company's ownership or economic interest in each joint venture. A loss in the value of a joint venture investment that is determined to be other than temporary is recognized in the period in which the loss occurs. See Note 4 - Investment in Unconsolidated Joint Venture.
Listing Note Distribution
Concurrently with the Listing, the Company caused the OP to issue the Listing Note (see Note 9 - Subordinated Listing Distribution). The Listing Note value was determined, in part, based on the average market value of the Company's outstanding common stock for the period from 180 days to 210 days after the Listing. Until the principal amount of the Listing Note was determined, the Listing Note was treated as a derivative and the Company estimated the contingent consideration using a valuation model and recorded the fair value of the Listing Note on the consolidated balance sheets. The initial fair value and subsequent changes in fair value were recorded in the consolidated statements of operations and comprehensive income (loss). The final principal value of the Listing Note was determined in November 2014 and converted into OP units. See Note 9 - Subordinated Listing Distribution.

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012

2014 Advisor Multi-Year Outperformance Agreement
On April 15, 2014 (the "Effective Date"), in connection with the Listing, the Company entered into the 2014 Advisor Multi-Year Outperformance Agreement (the "OPP") with the OP and the Advisor. See Note 16 - Share-Based Compensation.
Tender Offer
The Company recognized the excess cost of the tendered shares over its par value as a reduction to additional paid-in capital.
Deferred Costs, Net
Deferred costs, net consists of deferred financing costs and leasing costs. Deferred financing costs represent commitment fees, legal fees, and other costs associated with obtaining commitments for financing. These costs are amortized over the terms of the respective financing agreements using the effective interest method. Unamortized deferred financing costs are expensed when the associated debt is refinanced or repaid before maturity.  Costs incurred in seeking financial transactions that do not close are expensed in the period in which it is determined that the financing will not close. Deferred leasing costs, consisting primarily of lease commissions and professional fees incurred, are deferred and amortized over the term of the lease.
Share Repurchase Program
The Company's board of directors had adopted a Share Repurchase Program ("SRP") that enabled stockholders to sell their shares to the Company in limited circumstances.  The SRP permitted investors to sell their shares back to the Company after they had held them for at least one year, subject to the significant conditions and limitations described below.
Prior to the Listing, the purchase price per share was dependent on the length of time investors had held such shares as follows: after one year from the purchase date — the lower of $9.25 or 92.5% of the amount they actually paid for each share; after two years from the purchase date —the lower of $9.50 or 95.0% of the amount they actually paid for each share; after three years from the purchase date — the lower of $9.75 or 97.5% of the amount they actually paid for each share; and after four years from the purchase date — the lower of $10.00 or 100% of the amount they actually paid for each share (in each case, as adjusted for any stock dividends, combinations, splits and recapitalizations).
The Company was only authorized to repurchase shares pursuant to the SRP up to the value of the shares issued under the Distribution Reinvestment Plan ("DRIP") and limited the amount spent to repurchase shares in a given quarter to the value of the shares issued under the DRIP in that same quarter. In addition, the board of directors reserved the right to reject a request for redemption, at any time. Due to these limitations, the Company did not guarantee that it would be able to accommodate all repurchase requests. Purchases under the SRP by the Company were limited in any calendar year to 5% of the weighted average number of shares outstanding during the prior year (or 1.25% per calendar quarter).
When a stockholder requested repurchases and the repurchases were approved by the Company's board of directors, it reclassified such obligation from equity to a liability based on the settlement value of the obligation. On March 31, 2014, the Company's board of directors approved the termination of the Company’s SRP. See Note 12 - Common Stock.
Distribution Reinvestment Plan
Pursuant to the DRIP, stockholders were able to elect to reinvest dividends by purchasing shares of common stock in lieu of receiving cash. No dealer manager fees or selling commissions were paid with respect to shares purchased pursuant to the DRIP.  Shares purchased pursuant to the DRIP have the same rights and were treated in the same manner as if such shares were issued pursuant to the IPO. The board of directors reserved the right to designate that certain cash or other dividends be excluded from the DRIP.  The Company had the right to amend any aspect of the DRIP or terminate the DRIP with ten days' notice to participants.  On March 31, 2014, the Company provided notices to its stockholders that, pursuant to the terms of the DRIP, the Company's board of directors approved an amendment to suspend the DRIP, effective March 31, 2014. The final issuance of shares of common stock pursuant to the DRIP in connection with the Company's March 2014 dividend was paid in April 2014. Shares issued under the DRIP were recorded to equity in the accompanying consolidated balance sheet in the period dividends were declared.
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

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012

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
Revenue Recognition
The Company's revenues, which are derived primarily from rental income, include rents that each tenant pays in accordance with the terms of each lease reported on a straight-line basis over the term of the lease. Since many of the Company's leases provide for rental increases at specified intervals, GAAP requires the Company to record a receivable, and include in revenues on a straight-line basis, unbilled rent receivables that the Company will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. The Company defers the revenue related to lease payments received from tenants in advance of their due dates. When the Company acquires a property, the terms of existing leases are considered to commence as of the acquisition date for the purposes of this calculation.
Rental revenue recognition commences when the tenant takes possession or controls the physical use of the leased space. For the tenant to take possession, the leased space must be substantially ready for its intended use. To determine whether the leased space is substantially ready for its intended use, we evaluate whether the Company owns or the tenant owns the tenant improvements. When the Company is the owner of tenant improvements, rental revenue recognition begins when the tenant takes possession of the finished space, which is when such improvements are substantially complete. When the Company concludes that the Company is not the owner (as the tenant is the owner) of tenant improvements, rental revenue recognition begins when the tenant takes possession of or controls the space.
When the Company concludes that the Company is the owner of tenant improvements, the Company records the cost to construct the tenant improvements, including costs paid for or reimbursed by the tenants, as a capital asset. When the Company concludes that the tenant is the owner of tenant improvements for accounting purposes, the Company records its contribution towards those improvements as a lease incentive, which is included in deferred leasing costs, net on the consolidated balance sheets and amortized as a reduction to rental income on a straight-line basis over the term of the lease.
The Company continually reviews receivables related to rent and unbilled rent receivables and determines collectability by taking into consideration the tenant's payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of a receivable is in doubt, the Company will record an allowance for uncollectible accounts or directly write-off of the receivable in the Company's consolidated statements of operations and comprehensive income (loss).
The Company's leases generally provide for tenant reimbursement of a portion of common area maintenance expenses and other other operating expenses to the extent that a tenant's pro rata share of the expenses exceeds a base year level set in the lease or to the extent that the tenant has a lease on a triple net basis. Such cost recoveries from tenants are included in operating expense reimbursement in the period the related costs are incurred, as applicable.
The Company’s hotel revenues are recognized as earned and are derived from room rentals and other sources such as charges to guests for telephone service, movie and vending commissions, meeting and banquet room revenue and laundry services.

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012

The Company owns certain properties with leases that include provisions for the tenant to pay contingent rental income based on a percent of the tenant's sales upon the achievement of certain thresholds or other targets, which may be monthly, quarterly or annual targets. The Company defers the recognition of contingent rental income until the specified target that triggered the contingent rental income is achieved, or until such sales upon which percentage rent is based are known. Contingent rental income will be included in rental income on the Company's consolidated statements of operations and comprehensive income (loss). The Company did not recognize any revenue or deferred revenue related to contingent rental income during the years ended December 31, 2014, 2013 or 2012.
Share-Based Compensation
The Company has a stock-based incentive award plan for its directors, which is accounted for under the guidance for employee share based payments.  The cost of services received in exchange for a stock award is measured at the grant date fair value of the award and the expense for such awards is included in general and administrative expenses and is recognized over the vesting period or when the requirements for exercise of the award have been met. See Note 16 — Share-Based Compensation.
Income Taxes
The Company elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing with its taxable year ended December 31, 2010. If the Company continues to qualify for taxation as a REIT, it generally will not be subject to federal corporate income tax to the extent it distributes all its REIT taxable income to its stockholders. REITs are subject to a number of organizational and operational requirements, including a requirement that the Company distribute annually at least 90% of the Company’s REIT taxable income to the Company’s stockholders. If the Company fails to continue to qualify as a REIT in any taxable year and does not qualify for certain statutory relief provisions, the Company will be subject to U.S. federal and state income taxes at regular corporate rates (including any applicable alternative minimum tax) beginning with the year in which it fails to qualify and may be precluded from being able to elect to be treated as a REIT for the Company’s four subsequent taxable years. The Company distributed to its shareholders 100% of its ordinary taxable income for each of the years ended December 31, 2014, 2013 and 2012. Accordingly, no provision for federal or state income taxes related to such ordinary taxable income was recorded on the Company’s financial statements. Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income.
During the year ended December 31, 2013, the Company purchased a hotel, which is owned by a subsidiary of the OP and leased to a taxable REIT subsidiary ("TRS"), that is owned by the OP. A TRS is subject to federal, state and local income taxes. The TRS is a tax paying component for purposes of classifying deferred tax assets and liabilities. The Company records net deferred tax assets to the extent the Company believes these assets will more likely than not be realized. In making such determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. In the event the Company determines that it would not be able to realize the deferred income tax assets in the future in excess of the net recorded amount, the Company establishes a valuation allowance which offsets the previously recognized income tax benefit. Deferred income taxes result from temporary differences between the carrying amounts of assets and liabilities of the TRSs for financial reporting purposes and the amounts used for income tax purposes. The Company had deferred tax assets and a corresponding valuation allowance of $1.7 million and $0.2 million as of December 31, 2014 and 2013, respectively. The TRS had federal and state net operating loss carry forwards as of December 31, 2014 of $3.7 million, which will expire through 2035. The Company estimates income tax relating to its TRS using a combined federal and state rate of approximately 42% for the year ended December 31, 2014. The Company has concluded that it is more likely than not that the net operating loss carry forwards will not be utilized during the carry forward period and as such the Company has established a valuation allowance against these deferred tax assets. The Company had immaterial current and deferred federal and state income tax expense for the years ended December 31, 2014, 2013 and 2012.
As of December 31, 2014, the Company had no material uncertain income tax positions. The tax years subsequent to and including the year ended December 31, 2011 remain open to examination by the major taxing jurisdictions to which the Company is subject.

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012

Per Share Data
The Company calculates basic income (loss) per share of common stock by dividing net income (loss) for the period by the weighted-average shares of its common stock outstanding for a respective period. Diluted income per share takes into account the effect of dilutive instruments such as unvested restricted stock, Long-term Incentive Plan ("LTIP") units and OP units, based on the average share price for the period in determining the number of incremental shares that are to be added to the weighted-average number of shares outstanding. See Note 18 - Net Loss Per Share.
Reportable Segments
The Company has determined that it has one reportable segment, with activities related to investing in real estate. The Company's investments in real estate generate rental revenue and other income through the leasing and management of properties. Management evaluates the operating performance of the Company's investments in real estate at the individual property level.
Recent Accounting Pronouncements
In April 2014, the Financial Accounting Standards Board ("FASB") amended the requirements for reporting discontinued operations. Under the revised guidance, in addition to other disclosure requirements, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results when the component or group of components meets the criteria to be classified as held for sale, disposed of by sale or other than by sale. The Company has adopted the provisions of this guidance effective January 1, 2014, and has applied the provisions prospectively. The adoption of this guidance did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.
In May 2014, the FASB issued revised guidance relating to revenue recognition. Under the revised guidance, an entity is required to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The revised guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is not permitted under GAAP. The revised guidance allows entities to apply the full retrospective or modified retrospective transition method upon adoption. In April 2015, the FASB proposed a one-year delay of the revised guidance, although entities will be allowed to early adopt the guidance as of the original effective date. The Company has not yet selected a transition method and is currently evaluating the impact of the new guidance.
In August 2014, the FASB issued guidance relating to disclosure of uncertainties about an entity's ability to continue as a going concern. In connection with preparing financial statements for each annual and interim reporting period, management should evaluate whether there are conditions or events that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued. If conditions or events raise substantial doubt about the entity's ability to continue as a going concern, the guidance requires management to disclose information that enables users of the financial statements to understand the conditions or events that raised the substantial doubt, management's evaluation of the significance of the conditions or events that led to the doubt and management's plans that are intended to mitigate the conditions or events that raised substantial doubt about the entity's ability to continue as a going concern. The guidance is effective for the annual period ending after December 15, 2016 and for annual and interim periods thereafter. The Company has elected to adopt the provisions of this guidance effective December 31, 2014, as early application is permitted. The adoption of this guidance had no material impact on the Company's consolidated financial position, results of operations or cash flows.
In February 2015, the FASB amended the accounting for consolidation of certain legal entities. The amendments modify the evaluation of whether certain legal entities are VIEs or voting interest entities, eliminate the presumption that a general partner should consolidate a limited partnership, affect the consolidation analysis of reporting entities that are involved with VIEs (particularly those that have fee arrangements and related party relationships) and provide a scope exception from consolidation guidance for reporting entities with interests in legal entities. The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. If the Company decides to early adopt the revised guidance in an interim period, any adjustments will be reflected as of the beginning of the fiscal year that includes the interim period. The Company has not yet selected a transition method and is currently evaluating the impact of the new guidance.

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012

In April 2015, the FASB amended the presentation of debt issuance costs on the balance sheet. The amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted for financial statements that have not previously been issued. If the Company decides to early adopt the revised guidance in an interim period, any adjustments will be reflected as of the beginning of the fiscal year that includes the interim period. The Company is currently evaluating the impact of the new guidance.
Note 3 — Real Estate Investments
On August 22, 2014, the Company, through a wholly owned subsidiary of the OP, completed the acquisition of the fee simple interest in two contiguous institutional-quality office buildings located at 245-249 West 17th Street (the "Twitter Building") in the Chelsea neighborhood of Manhattan. The sellers of the Twitter Building were 245 West 17th Street Property Investors II, LLC and 249 West 17th Street Property Investors II, LLC, which had no preexisting relationship with the Company or the Advisor and its affiliates. The purchase price of the Twitter Building was $310.8 million, exclusive of closing costs and net of purchase price adjustments, and was funded with proceeds from the Company's credit facility (See Note 7 - Credit Facility). The Company accounted for the purchase of the Twitter Building as a business combination, and incurred acquisition related costs of $4.4 million, which are reflected in the acquisition and transaction related line item of the consolidated statements of operations and comprehensive income (loss).

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012

The following table presents the allocation of the real estate assets acquired and liabilities assumed during the years ended December 31, 2014, 2013, and 2012:

	Year Ended December 31,
(Dollar amounts in thousands)	2014	2013	2012
Real estate investments, at cost:
Land	$68,251	$333,166	$74,209
Buildings, fixtures and improvements	233,607	749,127	131,958
Total tangible assets	301,858	1,082,293	206,167
Acquired intangibles:
In-place leases	25,169	81,376	18,867
Other intangible	3,804	—	—
Above-market lease assets	3,707	10,389	9,194
Below-market lease liabilities	(23,705)	(70,589)	(5,150)
Total acquired intangibles	8,975	21,176	22,911
Total assets acquired, net	310,833	1,103,469	229,078
Investment in unconsolidated joint venture	273	236,965	—
Preferred equity investment	5,100	30,000	—
Mortgage notes payable used to acquire investments in real estate	—	(60,000)	(79,188)
Other assets acquired (liabilities assumed)	—	(12,206)	(4,760)
Non-controlling interest retained by seller	—	—	(380)
Cash paid for acquired real estate investments and other assets	$316,206	$1,298,228	$144,750
Number of properties and other investments purchased	1	7	7
The following table presents unaudited pro forma information as if the acquisitions during the year ended December 31, 2014 had been consummated on January 1, 2013. Additionally, the unaudited pro forma net loss attributable to stockholders was adjusted to reclassify acquisition and transaction related expense of $4.4 million from the year ended December 31, 2014 to the year ended December 31, 2013.

	Year Ended December 31,
(In thousands)	2014	2013
Pro forma revenues (1)	$171,189	$80,359
Pro forma net income (loss) attributable to stockholders (1)	$(57,525)	$(9,174)

(1)	For the year ended December 31, 2014, aggregate revenues and net income derived from the Company's acquisition (for the Company's period of ownership) were $8.8 million and $4.6 million, respectively.

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012

The following table presents future minimum base cash rental payments due to the Company, excluding future minimum base cash rental payments related to unconsolidated joint ventures, subsequent to December 31, 2014.  These amounts exclude contingent rental payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes among other items.

(In thousands)	Future Minimum Base Cash Rental Payments
2015	$107,195
2016	96,230
2017	93,784
2018	91,832
2019	90,551
Thereafter	591,315
$1,070,907
The following table lists the tenants whose annualized cash rent represented greater than 10% of total annualized cash rent as of December 31, 2014, 2013 and 2012:

		December 31,
Property Portfolio	Tenant	2014	2013	2012
Worldwide Plaza	Cravath, Swaine & Moore, LLP	16%	18%	*
Worldwide Plaza	Nomura Holdings America, Inc.	11%	12%	*
229 West 36th Street	American Language Communication Center, Inc.	*	*	14%
__________________________
* Tenant's annualized cash rent was not greater than 10% of total annualized cash rent for all portfolio properties as of the period specified.
The termination, delinquency or non-renewal of any of the above tenants may have a material adverse effect on revenues. No other tenant represents more than 10% of annualized cash rent as of December 31, 2014, 2013 and 2012.
Note 4 — Investment in Unconsolidated Joint Venture
On October 30, 2013, the Company purchased a 48.9% equity interest in WWP Holdings, LLC ("Worldwide Plaza") for a contract purchase price of $220.1 million, based on the property value for Worldwide Plaza of $1,325.0 million less $875.0 million of debt on the property. As of December 31, 2014, the Company's pro rata portion of debt on Worldwide Plaza was $427.9 million. The debt on the property has a weighted average interest rate of 4.6% and matures in March 2023. The Company accounts for the investment in Worldwide Plaza using the equity method of accounting because the Company exercises significant influence over but does not control the entity.
Pursuant to the terms of the membership agreement governing the Company’s purchase of the 48.9% equity interest in Worldwide Plaza, the Company retains an option to purchase the balance of the equity interest in Worldwide Plaza beginning 38 months following the closing of the acquisition, or December 2016, at an agreed-upon property value of $1.4 billion, subject to certain adjustments, including, but not limited to, adjustments for certain loans that are outstanding at the time of any exercise, adjustments for the percentage equity interest being acquired and any of the Company's preferred return in arrears. If the Company were to not exercise its purchase option, it would be subject to a fee in the amount of $25.0 million.

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012

At acquisition, the Company's investment in Worldwide Plaza exceeded the Company's share of the book value of the net assets of Worldwide Plaza by $260.6 million. This basis difference resulted from the excess of the Company's purchase price for its equity interest in Worldwide Plaza over the book value of Worldwide Plaza's net assets. Substantially all of this basis difference was allocated to the fair values of Worldwide Plaza's assets and liabilities. The Company amortizes the basis difference over the anticipated useful lives of the underlying tangible and intangible assets acquired and liabilities assumed. The basis difference related to the land will be recognized upon disposition of the Company's investment. As of December 31, 2014 and 2013, the carrying value of the Company's investment in Worldwide Plaza was $225.5 million and $234.8 million, respectively.
During the years ended December 31, 2014 and 2013, the Company recorded $1.5 million and $0.1 million, respectively, of loss related to its investment in Worldwide Plaza, which includes $15.6 million and $2.7 million of preferred distributions earned, respectively, net of the Company's pro rata share of Worldwide Plaza's net loss during the same period and $12.2 million and $2.2 million of depreciation and amortization expense, respectively, related to the amortization of the basis difference. The income (loss) related to the Company's investment in Worldwide Plaza is included in other income (expenses) on the consolidated statements of operations and comprehensive income (loss).
The amounts reflected in the following tables (except for the Company’s share of equity and income) are based on the financial information of Worldwide Plaza. The Company does not record losses of the joint venture in excess of its investment balance because the Company is not liable for the obligations of the joint venture or is otherwise committed to provide financial support to the joint venture.
The condensed balance sheets as of December 31, 2014 and 2013 for Worldwide Plaza is as follows:

	December 31,
(In thousands)	2014	2013
Real estate assets, at cost	$704,143	$696,342
Less accumulated depreciation and amortization	(97,181)	(77,919)
Total real estate assets, net	606,962	618,423
Other assets	255,784	248,048
Total assets	$862,746	$866,471

Debt	$875,000	$875,000
Other liabilities	12,442	9,923
Total liabilities	887,442	884,923
Deficit	(24,696)	(18,452)
Total liabilities and deficit	$862,746	$866,471

Company's basis	$225,501	$234,774

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012

The condensed statement of operations for the year ended December 31, 2014 and the period from October 31, 2013 (date of acquisition) to December 31, 2013 for Worldwide Plaza is as follows:

		Period from
		October 31, 2013
	Year Ended	(date of acquisition) to
(In thousands)	December 31, 2014	December 31, 2013
Rental income	$113,498	$18,736
Other revenue	4,932	837
Total revenue	118,430	19,573
Operating expenses:
Operating expense	45,911	7,288
Depreciation and amortization	26,835	4,025
Total operating expenses	72,746	11,313
Operating income	45,684	8,260
Interest expense	(40,077)	(6,808)
Net income	5,607	1,452
Company's preferred distribution	(15,617)	(2,653)
Net loss to members	$(10,010)	$(1,201)

Company's preferred distribution	$15,617	$2,653
Company's share of net loss from Worldwide Plaza	(4,895)	(587)
Amortization of difference in basis	(12,221)	(2,161)
Company's loss from Worldwide Plaza	$(1,499)	$(95)
Note 5 — Preferred Equity Investment
The preferred equity investment represents a five year, cumulative preferred interest in a class A office building located at 123 William Street in the Financial District of downtown Manhattan. The preferred equity investment matures in October 2018 and carries a 6.0% current pay rate and a 2.0% accrual rate (increasing to 2.25%, 2.75% and 3.25% after years two, three and four, respectively). The preferred equity agreement includes a capital call provision requiring additional investment not to exceed $40.0 million. Income from the preferred equity investment in 123 William Street is included in income from preferred equity investments, investment securities and interest in the accompanying consolidated statements of operations and comprehensive income (loss).
The preferred equity investment had a fixed return based on contributed capital, no participation in profits or losses of the real estate activities, and property foreclosure rights in the event of default. As such, the Company recorded returns earned in income from preferred equity investment, investment securities and interest income on the consolidated statements of operations and comprehensive income (loss). The Company assessed the investment for impairment on a periodic basis.
On March 27, 2015, the owner of 123 William Street sold the property and settled the Company's preferred equity investment in cash. See Note 21 - Subsequent Events.
Note 6 — Investment Securities
The Company's investment securities are comprised of investments in redeemable preferred stock and equity securities with an aggregate fair value of $4.7 million and $1.0 million, respectively. The equity securities consist of a real estate income fund that is managed by an affiliate of the Sponsor (see Note 14 — Related Party Transactions and Arrangements). The Company's preferred stock investments are redeemable at the respective issuer's option after five years from issuance.

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012

The following table details the unrealized gains and losses on investment securities as of December 31, 2014 and 2013:

(In thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2014
Redeemable preferred stock	$1,288	$21	$(12)	$1,297
Equity securities	3,127	235	—	3,362
Total	$4,415	$256	$(12)	$4,659
December 31, 2013
Redeemable preferred stock	$1,288	$—	$(240)	$1,048
The following table presents the fair value and gross unrealized losses of investments aggregated by investment type, the length of time and the number of securities that have been in a continuous unrealized loss position as of the periods indicated:

	Less than 12 months		More than 12 months		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2014
Redeemable preferred stock	$—	$—	$711	$(12)	$711	$(12)
Number of securities	—		2		2
December 31, 2013
Redeemable preferred stock	$1,048	$(240)	$—	$—	$1,048	$(240)
Number of securities	4		—		4
Redeemable preferred stock in a continuous unrealized loss position do not reflect any deterioration of the credit worthiness of the issuing entities. The unrealized losses on these temporarily impaired securities are primarily the result of changes in current market conditions. Because we do not currently intend to sell our redeemable preferred stock, and because it is not more-likely-than-not that we would be required to sell the securities prior to recovery, the impairment is considered to be temporary.
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
During the year ended December 31, 2014, the Company expensed $3.6 million of previously deferred financing costs in interest expense on the consolidated statements of operations and comprehensive income (loss) as a result of the credit facility amendments.

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012

The Company has the option, based upon its corporate leverage, to have the Amended Facility priced at either: (a) LIBOR, plus an applicable margin that ranges from 1.50% to 2.25%; or (b) the Base Rate plus an applicable margin that ranges from 0.50% to 1.25%. Base Rate is defined in the Amended Facility as the greater of (i) the fluctuating annual rate of interest announced from time to time by the lender as its “prime rate,” (ii) 0.50% above the federal funds effective rate and (iii) 1.00% above the applicable one-month LIBOR. The outstanding balance of the term and revolving portions of the Amended Facility as of December 31, 2014 was $305.0 million and $330.0 million, respectively. The balance of the term portion of the facility at December 31, 2013 was $305.0 million. There were no borrowings outstanding on the revolving portion of the facility at December 31, 2013. The facility had a combined weighted average interest rate of 2.08% and 2.19% as of December 31, 2014 and December 31, 2013, respectively, a portion of which is fixed with an interest rate swap. The Amended Facility includes an unused commitment fee per annum of (a) 0.15% if the unused balance of the facility is equal to or less than 50% of the available facility and (b) 0.25% if the unused balance of the facility exceeds 50% of the available facility. The unused borrowing capacity, based on the borrowing base properties as of December 31, 2014, was $6.0 million. Availability of borrowings is based on a pool of eligible unencumbered real estate assets.
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
The Amended Facility requires the Company to meet certain financial covenants, including the maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios) as well as the maintenance of a minimum net worth. As of December 31, 2014, the Company was in compliance with the debt covenants under the Amended Facility agreement, as modified by a waiver received for a late filing of the Company's Annual Report on Form 10-K.
Note 8 — Mortgage Notes Payable
The Company's mortgage notes payable as of December 31, 2014 and December 31, 2013 consist of the following:

		Outstanding Loan Amount
Portfolio	Encumbered Properties	December 31, 2014	December 31, 2013	Effective Interest Rate		Interest Rate	Maturity
		(In thousands)	(In thousands)
Design Center	1	$20,198	$20,582	4.4%		Fixed	Dec. 2021
Bleecker Street	3	21,300	21,300	4.3%		Fixed	Dec. 2015
Foot Locker	1	3,250	3,250	4.6%		Fixed	Jun. 2016
Regal Parking Garage	1	3,000	3,000	4.5%		Fixed	Jul. 2016
Duane Reade	1	8,400	8,400	3.6%		Fixed	Nov. 2016
Washington Street Portfolio	1	4,741	4,831	4.4%		Fixed	Dec. 2021
One Jackson Square	1	13,000	13,000	3.4%	(1)	Fixed	Dec. 2016
350 West 42nd Street	1	11,365	11,365	3.4%		Fixed	Aug. 2017
1100 Kings Highway	1	20,200	20,200	3.4%	(1)	Fixed	Aug. 2017
1623 Kings Highway	1	7,288	7,288	3.3%	(1)	Fixed	Nov. 2017
256 West 38th Street	1	24,500	24,500	3.1%	(1)	Fixed	Dec. 2017
229 West 36th Street	1	35,000	35,000	2.9%	(1)	Fixed	Dec. 2017
	14	$172,242	$172,716	3.6%	(2)
______________________

(1)	Fixed through an interest rate swap agreement.

(2)	Calculated on a weighted average basis for all mortgages outstanding as of December 31, 2014.

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012

Real estate investments of $317.0 million, at cost, at December 31, 2014 have been pledged as collateral to their respective mortgages and are not available to satisfy our corporate debts and obligations unless first satisfying the mortgage note payable on the properties.
The following table summarizes the scheduled aggregate principal repayments subsequent to December 31, 2014:

(In thousands)	Future Minimum Principal Payments
2015	$21,794
2016	28,167
2017	102,730
2018	4,573
2019	4,777
Thereafter	10,201
Total	$172,242
Some of the Company's mortgage note agreements require compliance with certain property-level financial covenants including debt service coverage ratios. As of December 31, 2014, the Company was in compliance with the financial covenants under its mortgage note agreements.
Note 9 — Subordinated Listing Distribution
Upon occurrence of the Listing, the New York Recovery Special Limited Partnership, LLC (the "SLP"), a wholly owned subsidiary of the Sponsor, became entitled to begin receiving distributions of net sale proceeds pursuant to its special limited partner interest in the OP (the "SLP Interest") in an aggregate amount that was evidenced by the issuance of a note by the OP (the "Listing Note"). The Listing Note was equal to 15.0% of the amount, if any, by which (a) the average market value of the Company’s outstanding common stock for the period 180 days to 210 days after Listing, plus distributions paid by the Company prior to Listing, exceeded (b) the sum of the total amount of capital raised from stockholders during the Company’s prior offering and the amount of cash flow necessary to generate a 6.0% annual cumulative, non-compounded return to such stockholders. Concurrently with the Listing, the Company, as general partner of the OP, caused the OP to enter into the Listing Note Agreement dated April 15, 2014 by and between the OP and the SLP, and caused the OP to issue the Listing Note. The Listing Note was evidence of the SLP's right to receive distributions of net sales proceeds from the sale of the Company's real estate and real estate-related assets up to an aggregate amount equal to the principal balance of the Listing Note. Pursuant to the terms of the Partnership Agreement, the SLP had the right, but not the obligation, to convert all or a portion of the SLP interest into OP units which are convertible into shares of the Company's common stock.
The Listing Note principal amount of $33.5 million was determined based on an economic hurdle, returns to shareholders above such hurdle and the actual average market value of the Company’s outstanding common stock for the period 180 days to 210 days after the Listing and was recorded as an expense in the consolidated statements of operations and comprehensive income (loss). On November 21, 2014, at the request of the SLP, the Listing Note was converted into 3,062,512 OP units and the value of the Listing Note was reclassified to non-controlling interest on the consolidated balance sheets.

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012

Note 10 — Fair Value of Financial Instruments
The Company determines fair value based on quoted prices when available or through the use of alternative approaches, such as discounting the expected cash flows using market interest rates commensurate with the credit quality and duration of the instrument. This alternative approach also reflects the contractual terms of the instruments, as applicable, including the period to maturity, and may use observable market-based inputs, including interest rate curves and implied volatilities, and unobservable inputs, such as expected volatility. The guidance defines three levels of inputs that may be used to measure fair value:
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
Although the Company has determined that the majority of the inputs used to value its interest rate swaps fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those interest rate swaps utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of December 31, 2014 and 2013, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its interest rate swap positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company's interest rate swaps. As a result, the Company has determined that its interest rate swap valuations in their entirety are classified in Level 2 of the fair value hierarchy. See Note 11 - Interest Rate Derivatives and Hedging Activities.
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
The Company has investments in redeemable preferred stock and equity securities that are traded in active markets and therefore, due to the availability of quoted market prices in active markets, the Company classified these investments as Level 1 in the fair value hierarchy.
The following table presents information about the Company's assets and liabilities (including derivatives that are presented net) measured at fair value on a recurring basis as of December 31, 2014 and December 31, 2013, aggregated by the level in the fair value hierarchy within which those instruments fall:

(In thousands)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
December 31, 2014
Interest rate swaps, net	$—	$(1,071)	$—	$(1,071)
Investment securities	$4,659	$—	$—	$4,659
December 31, 2013
Interest rate swaps, net	$—	$(385)	$—	$(385)
Investment securities	$1,048	$—	$—	$1,048

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012

A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets. There were no transfers between levels of the fair value hierarchy during the years ended December 31, 2014 or 2013.
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

		Carrying Amount at	Fair Value at	Carrying Amount at	Fair Value at
(In thousands)	Level	December 31, 2014	December 31, 2014	December 31, 2013	December 31, 2013
Mortgage notes payable	3	$172,242	$174,468	$172,716	$173,427
Credit facility	3	$635,000	$651,579	$305,000	$305,000
Preferred equity investment	3	$35,100	$34,800	$30,000	$30,000
The fair value of mortgage notes payable, the fixed-rate portions of term loans on the credit facility, and the preferred equity investment are estimated using a discounted cash flow analysis based on similar types of arrangements. Advances under the credit facility with variable interest rates and advances under the revolving portion of the credit facility are considered to be reported at fair value.
Note 11 — Interest Rate Derivatives and Hedging Activities
Risk Management Objective of Using Derivatives
The Company may use derivative financial instruments, including interest rate swaps, caps, collars, options, floors and other interest rate derivative contracts, to hedge all or a portion of the interest rate risk associated with its borrowings. The principal objective of such arrangements is to minimize the risks and costs associated with the Company's operating and financial structure as well as to hedge specific anticipated transactions. The Company does not utilize derivatives for speculative or purposes other than interest rate risk management. The use of derivative financial instruments carries certain risks, including the risk that the counterparties to these contractual arrangements will not be able to perform under the agreements. To mitigate this risk, the Company only enters into derivative financial instruments with counterparties with high credit ratings and with major financial institutions with which the Company and its affiliates may also have other financial relationships.
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
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company's variable-rate debt. During the next 12 months, the Company estimates that an additional $1.8 million will be reclassified from other comprehensive income as an increase to interest expense.

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012

As of December 31, 2014 and 2013, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk.

	December 31, 2014		December 31, 2013
Interest Rate Derivative	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Interest rate swaps	6	$179,988	6	$179,988
The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the consolidated balance sheets as of December 31, 2014 and 2013:

		December 31,
(In thousands)	Balance Sheet Location	2014	2013
Derivatives designated as hedging instruments:
Interest rate swaps	Derivative assets, at fair value	$205	$490
Interest rate swaps	Derivative liabilities, at fair value	$(1,276)	$(875)
Derivatives in Cash Flow Hedging Relationships
The table below details the location in the financial statements of the income or loss recognized on interest rate derivatives designated as cash flow hedges for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
(In thousands)	2014	2013	2012
Amount of loss recognized in accumulated other comprehensive income (loss) from interest rate derivatives (effective portion)	$(2,847)	$(16)	$(1,722)
Amount of loss reclassified from accumulated other comprehensive income (loss) into income as interest expense (effective portion)	$(2,160)	$(1,336)	$(230)
Amount of income (loss) recognized in gain (loss) on derivative instruments (ineffective portion and amount excluded from effectiveness testing)	$1	$5	$(14)
Offsetting Derivatives
The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company's derivatives as of December 31, 2014 and 2013. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the accompanying balance sheets.

				Gross Amounts Not Offset on the Balance Sheet
Derivatives (In thousands)	Gross Amounts of Recognized Assets	Gross Amounts of Recognized Liabilities	Net Amounts of Assets (Liabilities) presented on the Balance Sheet	Financial Instruments	Cash Collateral Posted	Net Amount
December 31, 2014	$205	$(1,276)	$(1,071)	$—	$—	$(1,071)
December 31, 2013	$490	$(875)	$(385)	$—	$—	$(385)
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
December 31, 2014, 2013 and 2012

Credit-risk-related Contingent Features
The Company has agreements with its derivative counterparties that contain a provision whereby if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.
As of December 31, 2014, the fair value of derivatives in a net liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $1.4 million. As of December 31, 2014, the Company has not posted any collateral related to its agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at the aggregate termination value of $1.4 million at December 31, 2014.
Note 12 — Common Stock
As of December 31, 2014 and 2013, the Company had 162.2 million and 174.1 million shares of common stock outstanding, respectively, including unvested restricted stock, converted preferred shares and shares issued under the distribution reinvestment plan (the "DRIP").
On April 15, 2014, the Company commenced the Tender Offer. The Tender Offer was completed on May 12, 2014 with the Company purchasing 14.2 million shares of its common stock at a price of $10.75 per share, for an aggregate of $152.3 million, excluding fees and expenses relating to the Tender Offer and including fractional shares repurchased thereafter. The Company funded the Tender Offer using cash on hand.
In September 2010, the Company's board of directors authorized, and the Company declared, dividends at a dividend rate equal to $0.605 per annum per share of common stock, commencing December 1, 2010.  The dividends were paid by the fifth day following each month end to stockholders of record at the close of business each day during the prior month at a per share rate of 0.0016575342 per day. In April 2014, the Company's board of directors authorized, and the Company declared, dividends at an annualized rate equal to $0.46 per share per annum beginning with the April 2014 dividend. Beginning in April 2014, dividends are paid to stockholders of record on the close of business on the 8th day of each month, payable on the 15th day of such month. The Company's board of directors may reduce the amount of dividends paid or suspend dividend payments at any time and therefore dividend payments are not assured. For purposes of the presentation of information herein, the Company may refer to distributions by the operating partnership on OP units, Class B units and LTIP units as dividends.
On March 31, 2014, the Company's board of directors approved the termination of the Company's SRP. The Company processed all of the requests received under the SRP in the first quarter of 2014 and will not process further requests.
The following table reflects the number of shares of common stock repurchased through the termination of the SRP:

	Number of Requests	Number of Shares Repurchased	Average Price per Share
Prior repurchases	1	2,538	$9.85
Year ended December 31, 2012	10	81,661	9.55
Year ended December 31, 2013	24	195,395	9.65
Repurchases in 2014 through termination of the SRP	1	5,000	10.00
Cumulative repurchases through termination of the SRP	36	284,594	$9.63

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012

Note 13 — Commitments and Contingencies
Future Minimum Lease Payments
The Company entered into operating and capital lease agreements primarily related to certain acquisitions under leasehold interest arrangements. The following table reflects the minimum base cash payments due from the Company over the next five years and thereafter under these arrangements, including the present value of the net minimum payment due under capital leases. These amounts exclude contingent rent payments, as applicable, that may be payable based on provisions related to increases in annual rent based on exceeding certain economic indexes among other items.

	Future Minimum Base Rent Payments
(In thousands)	Operating Leases	Capital Leases
2015	$4,531	$86
2016	4,958	86
2017	4,905	86
2018	5,089	86
2019	5,346	86
Thereafter	251,627	3,490
Total minimum lease payments	$276,456	$3,920
Less: amounts representing interest		(1,785)
Total present value of minimum lease payments		$2,135
Total rental expense related to operating leases was $7.7 million and $0.9 million for the years ended December 31, 2014 and 2013, respectively. During the years ended December 31, 2014 and 2013, interest expense related to capital leases was $0.1 million. There were no such expenses for the year ended December 31, 2012. The following table discloses assets recorded under capital leases and the accumulated amortization thereon as of December 31, 2014 and 2013.

	December 31,
(In thousands)	2014	2013
Buildings, fixtures and improvements	$11,783	$11,783
Less accumulated depreciation and amortization	(1,137)	(568)
Total real estate investments, net	$10,646	$11,215
Litigation and Regulatory Matters
In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. There are no material legal or regulatory proceedings pending or known to be contemplated against the Company:
The Company received a favorable ruling in a suit initiated against the Company by RXR Realty (“RXR”). RXR alleged that it suffered “lost profits” in connection with the Company’s purchase of Worldwide Plaza in October 2013. On August 12, 2014, the Supreme Court of the State of New York dismissed all of RXR’s claims against the seller of Worldwide Plaza and dismissed RXR’s disgorgement claims against the Company, permitting only a limited, immaterial claim against the Company for RXR’s cost of producing due diligence-related material to proceed. RXR is currently appealing the ruling. The Company has not recognized a liability with respect to RXR's claim because the Company does not believe that it is probable that it will incur a related material loss.
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

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012

Note 14 — Related Party Transactions and Arrangements
The SLP, an entity controlled by the Company's Sponsor, held 20,000 shares of the Company's outstanding common stock as of December 31, 2014 and December 31, 2013.
As of December 31, 2014, the Company had $3.4 million invested in a real estate income fund managed by an affiliate of the Sponsor (see Note 6 — Investment Securities). There is no obligation to purchase any additional shares and the shares can be sold at any time.
As of December 31, 2014 and 2013, the Company had receivables from related parties of approximately $23,000 and $10,000, respectively, related to room rentals at the Viceroy Hotel. For the year ended December 31, 2014 and for the period from November 18, 2013, the date on which the Company acquired the Viceroy Hotel, to December 31, 2013, the Company had revenues from related parties of $0.3 million and approximately $39,000, respectively, related to room rentals at the Viceroy Hotel.
Fees Paid in Connection with the IPO
The Dealer Manager and the Sponsor were paid fees and compensation in connection with the sale of the Company's common stock in the IPO. The Dealer Manager received a selling commission of up to 7.0% of gross offering proceeds before reallowance of commissions earned by participating broker-dealers. In addition, the Dealer Manager was permitted to re-allow a portion of its dealer manager fee to such participating broker-dealers, based on such factors as the volume of shares sold by respective participating broker-dealers and marketing support provided as compared to other participating broker-dealers. The following table details total selling commissions and dealer manager fees incurred and payable to the Dealer Manager related to the sale of common stock as of and for the periods presented:

	Year Ended December 31,			Payable as of December 31,
(In thousands)	2014	2013	2012	2014	2013
Total commissions and fees from Dealer Manager	$8	$134,972	$12,576	$—	$857
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

	Year Ended December 31,			Payable as of December 31,
(In thousands)	2014	2013	2012	2014	2013
Fees and expense reimbursements from the Advisor and Dealer Manager (1)	$—	$11,561	$(1,240)	$—	$416
______________

(1)	The Advisor reimbursed offering costs in excess of 15% of proceeds from the sale of common stock. The cash reimbursement of $4.7 million was received during the year ended December 31, 2012.
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

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012

Until the Listing, the Company paid the Advisor an asset management subordinated participation by causing the OP to issue (subject to periodic approval by the board of directors) to the Advisor a number of performance-based restricted, forfeitable partnership units of the OP designated as "Class B units" equal to 0.75% per annum of the cost of the Company's assets (cost includes the purchase price, acquisition expenses, capital expenditures and other customarily capitalized costs, but excludes acquisition fees) plus costs and expenses incurred by the Advisor in providing asset management services; provided, however, that the asset management subordinated participation was reduced by any amounts payable to the Property Manager as an oversight fee, such that the aggregate of the asset management subordinated participation and the oversight fee did not exceed 0.75% per annum of the cost of the Company's assets plus costs and expenses incurred by the Advisor in providing asset management services. The Class B units were intended to be profits interests and would vest, and no longer be subject to forfeiture, at such time as: (x) the value of the OP's assets plus all distributions made equals or exceeds the total amount of capital contributed by investors plus a 6.0% cumulative, pre-tax, non-compounded annual return thereon (the "economic hurdle"); (y) any one of the following occurs: (1) the termination of the advisory agreement by an affirmative vote of a majority of the Company's independent directors without cause; (2) a listing; or (3) another liquidity event; and (z) the Advisor is still providing advisory services to the Company (the "performance condition"). The value of issued Class B units was determined and expensed when the Company deemed the achievement of the performance condition was probable, which occurred as of the Listing. As of April 15, 2014, in aggregate, the board of directors had approved the issuance of 1,188,667 Class B units to the Advisor in connection with this arrangement. The Advisor received distributions on unvested Class B units equal to the dividend rate received on the Company's common stock. Such distributions on issued Class B units are included in general and administrative expenses in the consolidated statement of operations and comprehensive income (loss). The performance condition related to these Class B units was satisfied upon completion of the Listing, which resulted in $11.5 million of expense on April 15, 2014, which is included in vesting of asset management fees expense in the consolidated statement of operations and comprehensive income (loss) and in non-controlling interests on the consolidated balance sheets. On April 15, 2014, the Class B units were converted to OP units on a one-to-one basis.
In accordance with the Amended Advisory Agreement, the asset management subordinated participation was no longer issued as of the Listing and instead an asset management fee became payable to the Advisor equal to 0.50% per annum of the cost of assets up to $3.0 billion and 0.40% per annum of the cost of assets above $3.0 billion. The Amended Advisory Agreement also permits the asset management fee to be paid in the form of cash, OP units, and shares of restricted common stock of the Company, or a combination thereof, at the Advisor’s election.
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

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012

Effective March 1, 2013, the Company entered into an agreement with the Dealer Manager to provide strategic advisory services and investment banking services required in the ordinary course of the Company's business, such as performing financial analysis, evaluating publicly traded comparable companies and assisting in developing a portfolio composition strategy, a capitalization structure to optimize future liquidity options and structuring operations. Strategic advisory fees were amortized over a six month period beginning in April 2013, the estimated remaining term of the IPO as of the date of the agreement. The Dealer Manager and its affiliates also provide transfer agency services, as well as transaction management and other professional services. As of the end of the IPO, these fees are also included in general and administrative expenses on the consolidated statements of operations and comprehensive income (loss) during the period the service was provided. Prior to the end of the IPO, these fees were included in additional paid-in capital on the consolidated balance sheets.
The following table details the fees and costs incurred, amounts forgiven by the Advisor and its affiliates and amounts contractually due in connection with the operations related services described above as of and for the periods presented:

	Year Ended December 31,						Payable as of
	2014		2013		2012		December 31,	December 31,
(In thousands)	Incurred	Forgiven	Incurred	Forgiven	Incurred	Forgiven	2014	2013
Acquisition fees and reimbursements:
Acquisition fees and related cost reimbursements(1)	$3,350	$—	$15,836	$—	$3,607	$—	$—	$—
Financing coordination fees	2,363	—	6,584	—	1,166	—	—	—
Ongoing fees:
Asset management fees (2)	8,397	—	—	—	—	540	15	—
Transfer agent and other professional fees	1,971	—	—	—	—	—	560	—
Property management, oversight and leasing fees	—	1,731	—	840	—	494	—	—
Strategic advisory fees	—	—	920	—	—	—	—	—
Dividends on Class B units	107	—	139	—	—	—	—	—
Total related party operational fees and reimbursements	$16,188	$1,731	$23,479	$840	$4,773	$1,034	$575	$—
___________________________________________

(1)	In June 2013, the Advisor elected to reimburse the Company $2.5 million for insourced acquisition expenses and legal reimbursements incurred.

(2)
Prior to the Listing, the Company caused the OP to issue to the Advisor 1,188,667 restricted performance based Class B units for asset management services, which vested as of the Listing, resulting in the recognition of $11.5 million of expense.

The Company reimburses the Advisor's costs and expenses of providing services, subject to the limitation that it will not reimburse the Advisor for any amount by which the Company's total operating expenses (as defined in the Company's advisory agreement) for the four preceding fiscal quarters exceeds the greater of (a) 2.0% of average invested assets and (b) 25.0% of net income other than any additions to reserves for depreciation, bad debt or other similar non cash reserves and excluding any gain from the sale of assets for that period.  Additionally, the Company will not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives a separate fee.  No reimbursement was incurred nor required from the Advisor for providing administrative services for the years ended December 31, 2014, 2013 or 2012.

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012

In order to improve operating cash flows and the ability to pay dividends from operating cash flows, the Advisor agreed to waive certain fees including property management fees during the years ended December 31, 2014, 2013 and 2012. Because the Advisor waived certain fees, cash flow from operations that would have been paid to the Advisor was available to pay dividends to stockholders.  The fees that were forgiven are not deferrals and accordingly, will not be paid to the Advisor in any subsequent periods. Additionally, to improve the Company's working capital, the Advisor may elect to absorb a portion of the Company's expenses. The following table details property operating and general and administrative expenses absorbed by the Advisor during the years ended December 31, 2014, 2013 and 2012. These costs are presented net in the accompanying consolidated statements of operations and comprehensive income (loss).

	Year Ended December 31,
(In thousands)	2014	2013	2012
Property operating expenses absorbed	$623	$—	$270
General and administrative expenses absorbed	1,418	1,450	695
Total expenses absorbed	$2,041	$1,450	$965
The Company had no receivables due from affiliates at December 31, 2014 or 2013 related to absorbed general and administrative and property operating expenses.
Fees Paid in Connection with the Liquidation or Listing of the Company's Real Estate Assets
In December 2013, the Company entered into a transaction management agreement with RCS Advisory Services, LLC, an entity under common control with the Dealer Manager, to provide strategic alternatives transaction management services through the occurrence of a liquidity event and a-la-carte services thereafter. The Company agreed to pay $3.0 million pursuant to this agreement. For the year ended December 31, 2014, the Company incurred $1.5 million of expenses pursuant to this agreement, including amounts for services provided in preparation for the Listing, which are included in acquisition and transaction related costs in the consolidated statement of operations and comprehensive income (loss). The Company incurred $1.5 million in fees pursuant to this arrangement during the year ended December 31, 2013 which were included in acquisition and transaction related costs in the consolidated statement of operations and comprehensive income (loss). Thus, the Company does not owe the Dealer Manager any more fees pursuant to this agreement.
In December 2013, the Company entered into an information agent and advisory services agreement with the Dealer Manager and American National Stock Transfer, LLC, an entity under common control with the Dealer Manager, to provide in connection with a liquidity event, advisory services, educational services to external and internal wholesalers, communication support as well as proxy, tender offer or redemption and solicitation services. The Company agreed to pay $1.9 million pursuant to this agreement. For the year ended December 31, 2014, the Company incurred $1.3 million of expenses pursuant to this agreement, which included amounts for services provided in preparation for the Tender Offer, and are included in additional paid-in capital on the accompanying consolidated balance sheet. The Company incurred $0.6 million in fees pursuant to this arrangement during the year ended December 31, 2013 which were included in acquisition and transaction related costs in the consolidated statement of operations and comprehensive income (loss). Thus, the Company does not owe the Dealer Manager any more fees pursuant to this agreement.
In December 2013, the Company entered into an agreement with the investment banking and capital markets division of the Dealer Manager for strategic and financial advice and assistance in connection with (i) a possible sale transaction involving the Company (ii) the possible listing of the Company’s securities on a national securities exchange, and (iii) a possible acquisition transaction involving the Company. The Dealer Manager received a transaction fee equal to 0.25% of the transaction value in connection with the possible sale transaction, listing or acquisition. In April 2014, in connection with the Listing, the Company incurred and paid $6.9 million in connection with this agreement which were included in acquisition and transaction related costs in the consolidated statement of operations and comprehensive income (loss). Thus, the Company does not owe the Dealer Manager any more fees pursuant to this agreement.

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012

During the year ended December 31, 2014, the Company incurred $0.6 million of expenses with affiliated entities relating to general legal, marketing and sales services provided in connection with the Listing. These expenses are included in acquisition and transaction related costs in the consolidated statement of operations and comprehensive income (loss). During the year ended December 31, 2014, the Company also incurred approximately $9,000 of expenses with affiliated entities relating to general legal services provided in connection with the Tender Offer. These expenses are included in additional paid-in capital on the accompanying consolidated balance sheets. As of December 31, 2014, there were no amounts payable to affiliated entities in accounts payable and accrued expenses on the accompanying balance sheets relating to Listing and Tender Offer expenses.
For substantial assistance in connection with the sale of properties, the Company will pay the Advisor a property disposition fee, not to exceed the lesser of 2.0% of the contract sale price of the property and 50% of the competitive real estate commission paid if a third party broker is also involved; provided, however that in no event may the property disposition fee paid to the Advisor when added to real estate commissions paid to unaffiliated third parties exceed the lesser of 6.0% of the contract sales price and a competitive real estate commission. For purposes of the foregoing, "competitive real estate commission" means a real estate brokerage commission for the purchase or sale of a property which is reasonable, customary and competitive in light of the size, type and location of the property. No such fees were incurred or paid for the years ended December 31, 2014, 2013 or 2012.
In connection with the Listing, the OP entered into the Listing Note. See Note 9 - Subordinated Listing Distribution.
In connection with the Listing and the Amended Advisory Agreement, the Company terminated the subordinated termination fee that would be due to the Advisor in the event of termination of the advisory agreement.
In October 2014, the Company entered into separate transaction management agreements with Barclays Capital Inc. and the Dealer Manager as financial advisors to assist the board of the Company in evaluating strategic options to enhance long-term shareholder value, including a business combination involving the Company or a sale of the Company. Pursuant to the agreement with the Dealer Manager, the Company will pay to the Dealer Manager a transaction fee upon the consummation of a transaction equal to 0.25% of the transaction value.
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
Note 16 — Share-Based Compensation
Stock Option Plan
The Company has a stock option plan (the "Plan") which authorizes the grant of nonqualified stock options to the Company's independent directors, officers, advisors, consultants and other personnel, subject to the absolute discretion of the board of directors and the applicable limitations of the Plan. The exercise price for all stock options granted under the Plan was previously fixed at $10.00 per share until the completion of the IPO, and the current exercise price for stock options granted to the independent directors will be equal to the fair market value of a share on the date of grant. Upon a change in control, unvested options will become fully vested and any performance conditions imposed with respect to the options will be deemed to be fully achieved.  A total of 0.5 million shares have been authorized and reserved for issuance under the Plan. As of December 31, 2014 and 2013, no stock options were issued under the Plan.
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

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012

Prior to the Listing, the RSP provided for the automatic grant of 3,000 restricted shares of common stock to each of the independent directors, without any further action by the Company's board of directors or the stockholders, on the date of initial election to the board of directors and on the date of each annual stockholder's meeting. Restricted stock issued to independent directors vest over a five-year period following the first anniversary of the date of grant in increments of 20% per annum. Subsequent to the Listing, the Company amended the RSP to, among other things, remove the fixed amount of shares that are automatically granted to the independent directors. Under the amended RSP, the annual amount granted to the independent directors is determined by the board of directors. Generally, such awards provide for accelerated vesting of (i) all unvested shares upon a change in control or a termination without cause and (ii) the portion of the unvested shares scheduled to vest in the year of voluntary termination or the failure to be re-elected to the board.
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
Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of restricted shares may receive cash dividends prior to the time that the restrictions on the restricted shares have lapsed. Any dividends payable in shares of common stock shall be subject to the same restrictions as the underlying restricted shares.
The following table displays restricted share award activity during the years ended December 31, 2014, 2013 and 2012:

	Number of Restricted Shares	Weighted-Average Issue Price
Unvested, December 31, 2011	13,800	$10.00
Granted	9,000	9.00
Vested	(3,000)	10.00
Forfeited	—	—
Unvested, December 31, 2012	19,800	9.55
Granted	9,000	9.00
Vested	(4,800)	9.63
Forfeited	—	—
Unvested, December 31, 2013	24,000	9.33
Granted	218,845	10.74
Vested	(150,231)	10.52
Forfeited	(3,115)	10.70
Unvested, December 31, 2014	89,499	$10.73
The fair value of the restricted shares, based on the per share price in the IPO or the per share closing price on the NYSE subsequent to the IPO, is expensed on a straight-line basis over the related service period. During the year ended December 31, 2014, the vesting of certain restricted share awards issued in connection with the Listing was accelerated. For accounting purposes, all of the restricted share awards issued in connection with the Listing were expensed during the year ended December 31, 2014 to address the possibility of the potential acceleration of vesting of the remaining restricted share awards issued in connection with the Listing. Actual vesting of any unvested restricted shares issued in connection with the Listing will continue in accordance with the terms of the relevant award agreement. Compensation expense related to restricted stock was $2.5 million, $0.1 million and approximately $39,000 for the years ended December 31, 2014, 2013 and 2012, respectively.
As of December 31, 2014, the Company had $0.1 million of unrecognized compensation cost related to unvested restricted share awards granted under the Company’s RSP, which is expected to vest over a period of 2.44 years.

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012

2014 Advisor Multi-Year Outperformance Agreement
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
Subject to the Advisor’s continued service through each vesting date, one third of any earned LTIP Units will vest on each of the third, fourth and fifth anniversaries of the Effective Date. Until such time as the LTIP Units are fully vested in accordance with the provisions of the OPP, the holders of LTIP Units are entitled to distributions equal to 10% of the distributions made on OP units. The Company paid $0.3 million in distributions related to LTIP Units during the year ended December 31, 2014, which is included in non-controlling interest in the consolidated balance sheets. After the LTIP Units are fully vested, holders are entitled to a catch-up distribution and then the same distributions as the OP units. At the time the Advisor’s capital account with respect to the LTIP Units is economically equivalent to the average capital account balance of the OP units and has been earned and has been vested for 30 days, the applicable LTIP Units will automatically convert into OP units on a one-to-one basis. The OPP provides for early calculation of LTIP Units earned and for the accelerated vesting of any earned LTIP Units in the event Advisor is terminated or in the event the Company incurs a change in control, in either case prior to the end of the Three-Year Period.
The Company records equity based compensation expense associated with the awards over the requisite service period of five years. Equity-based compensation expense is adjusted each reporting period for changes in the estimated market-related performance. Compensation expense related to the OPP was $5.3 million for the year ended December 31, 2014.
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

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012

The following table presents information about the Company's OPP, which is measured at fair value on a recurring basis as of December 31, 2014, aggregated by the level in the fair value hierarchy within which the instrument falls:

(In thousands)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
December 31, 2014
OPP	$—	$—	$29,100	$29,100
Level 3 valuations
The following is a reconciliation of the beginning and ending balance for the changes in instruments with Level 3 inputs in the fair value hierarchy for the year ended December 31, 2014:

(In thousands)	OPP
Beginning balance as of December 31, 2013	$—
Fair value at issuance	31,500
Fair value adjustment	(2,400)
Ending balance as of December 31, 2014	$29,100
The following table provides quantitative information about significant Level 3 input used:

Financial Instrument	Fair Value at December 31, 2014	Principal Valuation Technique	Unobservable Inputs	Input Value
	(In thousands)
OPP	$29,100	Monte Carlo Simulation	Expected volatility	27.0%
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
Other Share-Based Compensation
The Company may issue common stock in lieu of cash to pay fees earned by the Company's directors at the respective director's election. There are no restrictions on the shares issued. The following table reflects the shares of common stock issued to directors in lieu of cash compensation:

	Year Ended December 31,
	2014	2013	2012
Shares issued in lieu of cash	—	19,728	15,667
Value of shares issued in lieu of cash (in thousands)	$—	$177	$141

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012

Note 17 — Accumulated Other Comprehensive Income (Loss)
The following table illustrates the changes in accumulated other comprehensive income (loss) as of and for the periods indicated:

	Unrealized gains	Change in	Total accumulated
	(losses) on available-	unrealized gain	other comprehensive
(in thousands)	for-sale securities	(loss) on derivatives	income (loss)
Balance, December 31, 2011	$—	$(201)	$(201)
Other comprehensive loss, before reclassifications	—	(1,722)	(1,722)
Amounts reclassified from accumulated other comprehensive income (loss)	—	230	230
Net current-period other comprehensive income (loss)	—	(1,492)	(1,492)
Balance, December 31, 2012	—	(1,693)	(1,693)
Other comprehensive loss, before reclassifications	(240)	(16)	(256)
Amounts reclassified from accumulated other comprehensive income (loss)	—	1,336	1,336
Net current-period other comprehensive income (loss)	(240)	1,320	1,080
Balance, December 31, 2013	(240)	(373)	(613)
Other comprehensive income (loss), before reclassifications	484	(2,847)	(2,363)
Amounts reclassified from accumulated other comprehensive income (loss)	—	2,160	2,160
Net current-period other comprehensive income (loss)	484	(687)	(203)
Balance, December 31, 2014	$244	$(1,060)	$(816)
For a reconciliation of the income statement line item affected due to amounts reclassified out of accumulated other comprehensive income (loss) for the years ended December 31, 2014, 2013 and 2012, see Note 11 — Derivatives and Hedging Activities.
Note 18 — Net Loss Per Share
The following is a summary of the basic and diluted net loss per share computations for the periods presented:

	Year Ended December 31,
	2014	2013	2012
Net loss attributable to stockholders (in thousands)	$(93,028)	$(19,279)	$(6,339)
Weighted average shares outstanding, basic and diluted	166,959,316	73,074,872	12,187,623
Net loss per share attributable to stockholders, basic and diluted	$(0.56)	$(0.26)	$(0.52)

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012

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

	Year Ended December 31,
	2014	2013	2012
Unvested restricted stock	89,499	24,000	19,800
OP units	4,270,841	200	200
Class B units	—	454,739	43,968
LTIP units	8,880,579	—	—
Total anti-dilutive common share equivalents	13,240,919	478,939	63,968
Note 19 — Non-Controlling Interests
The Company is the sole general partner of the OP and holds the majority of OP units. The Advisor, a limited partner, held 200 OP units as of December 31, 2013, which represented a nominal percentage of the aggregate OP ownership. On April 15, 2014, 1,188,667 Class B units that were previously issued to the Advisor for asset management services were converted to OP units on a one-to-one basis. Additionally, the Advisor, as the holder of Class B Units, had the right to make a capital contribution to the OP in exchange for OP units. Pursuant to a Contribution and Exchange Agreement entered into between the Advisor and the OP dated April 15, 2014, the Advisor contributed $0.8 million in cash to the OP in exchange for 83,333 OP Units of the OP. On November 21, 2014, 3,062,512 OP units were issued to the SLP pursuant to the terms of the Listing Note, of which 63,871 OP units were redeemed on December 29, 2014. As of December 31, 2014, the Advisor and SLP held 4,270,841 OP units. There were $0.5 million of distributions paid to OP unit holders during the year ended December 31, 2014.
A holder of OP units has the right to distributions and has the right to convert OP units for the cash value of a corresponding number of shares of the Company's common stock or a corresponding number of shares of the Company's common stock, at the Company's election, in accordance with the limited partnership agreement of the OP. The remaining rights of the holders of OP units are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP's assets.
In December 2010, an unrelated third party and a related party, American Realty Capital Operating Partnership, L.P., contributed $1.0 million and $12.0 million to acquire the Bleecker Street properties, respectively.  The Company had the sole voting rights and was the controlling member of the limited liability company that owned the Bleecker Street properties. The non-controlling members' aggregate initial investment balance of $13.0 million was reduced by the monthly dividends paid to each non-controlling member.  There were $0.1 million of dividends to non-controlling members during the year ended December 31, 2013. The Company fully redeemed the related party's and third party's non-controlling interest in Bleecker Street in June 2012 and December 2013, respectively.
The Company is the controlling member of the limited liability company that owns the 163 Washington Avenue Apartments, acquired in September 2012. The Company has the sole voting rights under the operating agreement of this limited liability company. The non-controlling members' aggregate initial investment balance of $0.5 million will be reduced by the dividends paid to each non-controlling member. No dividends were paid during the years ended December 31, 2014 or 2013.

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012

Note 20 — Quarterly Results (Unaudited)
Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2014, 2013 and 2012:

	Quarters Ended
(In thousands, except share and per share data)	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Total revenues	$33,592	$35,949	$40,514	$45,512
Basic net income (loss) attributable to stockholders	$(8,156)	$(67,237)	$9,695	$(27,330)
Adjustments to net income (loss) attributable to stockholders for common share equivalents	—	—	(1,305)	—
Diluted net income (loss) attributable to stockholders	$(8,156)	$(67,237)	$8,390	$(27,330)

Basic weighted average shares outstanding	175,068,005	168,972,601	161,975,420	162,019,399
Basic net income (loss) per share attributable to stockholders	$(0.05)	$(0.40)	$0.06	$(0.17)
Diluted weighted average shares outstanding	175,068,005	168,972,601	162,181,209	162,019,399
Diluted net income (loss) per share attributable to stockholders	$(0.05)	$(0.40)	$0.05	$(0.17)

	Quarters Ended
(In thousands, except share and per share data)	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Total revenues	$8,327	$10,905	$15,728	$20,927
Basic net income (loss) attributable to stockholders	$(2,794)	$2,019	$(5,373)	$(13,131)
Adjustments to net income (loss) attributable to stockholders for common share equivalents	—	(223)	—	—
Diluted net income (loss) attributable to stockholders	$(2,794)	$1,796	$(5,373)	$(13,131)

Basic weighted average shares outstanding	23,217,358	41,982,278	83,841,078	141,836,952
Basic net income (loss) per share attributable to stockholders	$(0.12)	$0.05	$(0.06)	$(0.09)
Diluted weighted average shares outstanding	23,217,358	42,001,432	83,841,078	141,836,952
Diluted net income (loss) per share attributable to stockholders	$(0.12)	$0.04	$(0.06)	$(0.09)

	Quarters Ended
(In thousands, except share and per share data)	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Total revenues	$2,725	$3,632	$4,120	$4,945
Net loss attributable to stockholders	$(619)	$(1,148)	$(1,270)	$(3,302)
Weighted average shares outstanding	7,490,591	10,497,092	13,508,525	17,184,855
Basic and diluted net loss per share attributable to stockholders	$(0.08)	$(0.11)	$(0.09)	$(0.19)
Note 21 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Annual Report on Form 10-K, and determined that there have not been any events that have occurred that would require adjustments to disclosures in the consolidated financial statements, except for the following event:
On March 27, 2015, the owner of 123 William Street, the property in which the Company held its $35.1 million preferred equity investment, sold the property to American Realty Capital New York City REIT, Inc. ("NYCR"). On such date, the Company received its entire principal balance plus accrued income receivable. The sponsor and advisor of NYCR and the Sponsor and Advisor of the Company are under common control.

New York REIT, Inc.

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2014
(dollar amounts in thousands)

		Acquisition	Encumbrances at		Initial Costs		Subsequent to Acquisition		Gross Amount at	Accumulated
Portfolio	State	Date	December 31, 2014		Land	Building and Improvements	Land	Building and Improvements	December 31, 2014(2) (3)	Depreciation (4)(5)
Design Center	NY	6/22/2010	$20,198		$11,243	$18,884	$—	$2,603	$32,730	$4,074
Bleecker Street	NY	12/1/2010	21,300		—	31,167	—	—	31,167	5,431
Foot Locker	NY	4/18/2011	3,250		2,753	2,753	—	5	5,511	500
Regal Parking Garage	NY	6/1/2011	3,000		—	4,637	—	—	4,637	747
Duane Reed	NY	10/5/2011	8,400		4,443	8,252	—	—	12,695	1,609
Washington Street	NY	11/3/2011	4,741		—	8,979	—	869	9,848	1,606
One Jackson Square	NY	11/18/2011	13,000		—	21,466	—	67	21,533	3,350
350 West 42nd Street	NY	3/16/2012	11,365		—	19,869	—	84	19,953	2,651
1100 Kings Highway	NY	5/4/2012	20,200		17,112	17,947	—	83	35,142	2,224
163 Washington Avenue Apartments	NY	9/7/2012	—	(1)	6,257	25,030	—	86	31,373	3,055
1623 Kings Highway	NY	10/9/2012	7,288		3,440	8,538	—	37	12,015	885
256 West 38th Street	NY	12/26/2012	24,500		20,000	26,483	—	3,003	49,486	3,227
229 West 36th Street	NY	12/27/2012	35,000		27,400	22,308	—	(1,001)	48,707	2,547
350 Bleecker Street	NY	12/31/2012	—	(1)	—	11,783	—	—	11,783	1,137
218 West 18th Street	NY	3/27/2013	—	(1)	17,500	90,869	—	2,801	111,170	8,571
50 Varick Street	NY	7/5/2013	—	(1)	—	77,992	—	12,232	90,224	6,527
333 W 34th Street	NY	8/9/2013	—	(1)	98,600	120,908	—	60	219,568	14,929
Viceroy	NY	11/18/2013	—		—	169,945	—	2,132	172,077	6,377
1440 Broadway	NY	12/23/2013	—	(1)	217,066	289,410	—	175	506,651	21,619
245-249 West 17th Street	NY	8/22/2014	—	(1)	68,251	233,607		1,855	303,713	1,946
Total			$172,242		$494,065	$1,210,827	$—	$25,091	$1,729,983	$93,012
___________________________________

(1)	These properties collateralize the credit facility, which had $635.0 million outstanding as of December 31, 2014.

(2)	Acquired intangible lease assets allocated to individual properties in the amount of $158.4 million are not reflected in the table above.

(3)	The tax basis of aggregate land, buildings and improvements as of December 31, 2014 is $1.7 billion (unaudited).

(4)	The accumulated depreciation column excludes $31.2 million of amortization associated with acquired intangible lease assets.

(5)	Each of the properties has a depreciable life of: 40 years for buildings, 15 years for land improvements and five years for fixtures.
A summary of activity for real estate and accumulated depreciation for the years ended December 31, 2014, 2013 and 2012:

	December 31,
(In thousands)	2014	2013	2012
Real estate investments, at cost:
Balance at beginning of year	$1,414,959	$322,205	$115,035
Additions-Acquisitions	301,858	1,082,292	206,167
Capital expenditures	15,356	12,089	1,003
Disposals	(2,190)	(1,627)	—
Balance at end of the year	$1,729,983	$1,414,959	$322,205

Accumulated depreciation:
Balance at beginning of year	$31,715	$9,476	$3,109
Depreciation expense	63,349	23,405	6,367
Disposals	(2,052)	(1,166)	—
Balance at end of the year	$93,012	$31,715	$9,476