Form 10-Q
period 2015-03-31
New York REIT, Inc.
filed 2015-05-11
CIK 1474464

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of April 30, 2015, the registrant had 162,463,456 shares of common stock, $0.01 par value per share, outstanding.

NEW YORK REIT, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
NEW YORK REIT, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)

	March 31,	December 31,
	2015	2014
ASSETS	(Unaudited)
Real estate investments, at cost:
Land	$494,065	$494,065
Buildings, fixtures and improvements	1,243,412	1,235,918
Acquired intangible assets	158,383	158,383
Total real estate investments, at cost	1,895,860	1,888,366
Less accumulated depreciation and amortization	(146,445)	(124,178)
Total real estate investments, net	1,749,415	1,764,188
Cash and cash equivalents	49,360	22,512
Restricted cash	3,107	6,347
Investment securities, at fair value	3,755	4,659
Investments in unconsolidated joint venture	225,736	225,501
Preferred equity investment	—	35,100
Derivatives, at fair value	7	205
Tenant and other receivables	5,468	4,833
Unbilled rent receivables	36,207	30,866
Prepaid expenses and other assets	7,439	13,195
Deferred costs, net	12,329	13,429
Total assets	$2,092,823	$2,120,835
LIABILITIES AND EQUITY
Mortgage notes payable	$172,121	$172,242
Credit facility	635,000	635,000
Market lease intangibles, net	80,456	84,220
Derivatives, at fair value	2,175	1,276
Accounts payable, accrued expenses and other liabilities (including amounts due to affiliates of $278 and $575 as of March 31, 2015 and December 31, 2014, respectively)	30,647	27,850
Deferred rent	5,175	4,550
Dividends payable	12	20
Total liabilities	925,586	925,158
Preferred stock, $0.01 par value; 40,866,376 shares authorized, none issued and outstanding	—	—
Convertible preferred stock, $0.01 par value; 9,133,624 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 300,000,000 shares authorized, 162,463,456 and 162,181,939 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	1,625	1,622
Additional paid-in capital	1,401,635	1,401,619
Accumulated other comprehensive loss	(1,805)	(816)
Accumulated deficit	(282,323)	(255,478)
Total stockholders' equity	1,119,132	1,146,947
Non-controlling interests	48,105	48,730
Total equity	1,167,237	1,195,677
Total liabilities and equity	$2,092,823	$2,120,835
The accompanying notes are an integral part of these consolidated financial statements.

NEW YORK REIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Revenues:
Rental income	$32,531	$27,171
Hotel revenue	4,209	2,905
Operating expense reimbursements and other revenue	4,162	3,516
Total revenues	40,902	33,592
Operating expenses:
Property operating	10,969	8,858
Hotel operating	5,670	5,147
Operating fees to affiliates	3,144	—
Acquisition and transaction related	125	69
General and administrative	3,950	1,361
Depreciation and amortization	20,732	21,013
Total operating expenses	44,590	36,448
Operating loss	(3,688)	(2,856)
Other income (expenses):
Interest expense	(5,933)	(3,939)
Income (loss) from unconsolidated joint venture	235	(1,984)
Income from preferred equity investment, investment securities and interest	930	624
Loss on derivative instruments	(4)	—
Total other expenses	(4,772)	(5,299)
Net loss	(8,460)	(8,155)
Net loss (income) attributable to non-controlling interests	261	(1)
Net loss attributable to stockholders	$(8,199)	$(8,156)

Other comprehensive income (loss):
Change in unrealized loss on derivatives	(1,093)	(126)
Unrealized gain on investment securities	104	124
Total other comprehensive loss	(989)	(2)
Comprehensive loss attributable to stockholders	$(9,188)	$(8,158)

Basic and diluted net loss per share attributable to stockholders	$(0.05)	$(0.05)
The accompanying notes are an integral part of these consolidated financial statements.

NEW YORK REIT, INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
Three Months Ended March 31, 2015
(In thousands, except share data)
(Unaudited)

	Common Stock			Accumulated Other Comprehensive Loss
	Number of Shares	Par Value	Additional Paid-In Capital		Accumulated Deficit	Total Stockholders' Equity	Non- controlling Interests	Total Equity
Balance, December 31, 2014	162,181,939	$1,622	$1,401,619	$(816)	$(255,478)	$1,146,947	$48,730	$1,195,677
Equity-based compensation	281,517	3	16	—	—	19	229	248
Dividends to non-controlling interest holders	—	—	—	—	—	—	(593)	(593)
Dividends declared	—	—	—	—	(18,646)	(18,646)	—	(18,646)
Net loss	—	—	—	—	(8,199)	(8,199)	(261)	(8,460)
Other comprehensive loss	—	—	—	(989)	—	(989)	—	(989)
Balance, March 31, 2015	162,463,456	$1,625	$1,401,635	$(1,805)	$(282,323)	$1,119,132	$48,105	$1,167,237
The accompanying notes are an integral part of these consolidated financial statements.

NEW YORK REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(8,460)	$(8,155)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	20,732	21,013
Amortization of deferred financing costs	1,138	726
Accretion of below- and amortization of above-market lease liabilities and assets, net	(2,124)	(2,454)
Share-based compensation	248	16
Loss on derivative instruments	4	—
Loss (income) from unconsolidated joint venture	(235)	1,984
Gain on sale of investment securities	(48)	—
Bad debt expense	542	—
Changes in assets and liabilities:
Tenant and other receivables	(648)	(1,779)
Unbilled rent receivables	(5,870)	(3,511)
Prepaid expenses, other assets and deferred costs	5,744	2,314
Accrued unbilled ground rent	987	1,087
Accounts payable and accrued expenses	1,811	(5,426)
Deferred rent and other liabilities	625	(1,250)
Net cash provided by operating activities	14,446	4,565
Cash flows from investing activities:
Proceeds from sale of preferred equity investment	35,100	—
Acquisition funds released from escrow	3,679	—
Additional investment in unconsolidated joint venture	—	(273)
Capital expenditures	(7,494)	(1,427)
Distributions from unconsolidated joint venture	—	3,936
Proceeds from sale of investment securities	1,098	—
Purchase of investment securities	(42)	—
Net cash provided by investing activities	32,341	2,236
Cash flows from financing activities:
Payments on mortgage notes payable	(121)	(117)
Payments of financing costs	(132)	(29)
Proceeds from issuance of common stock	—	11,291
Repurchases of common stock, inclusive of fees and expenses	—	(506)
Payments of offering costs and fees related to stock issuances	—	(1,419)
Dividends paid	(18,654)	(11,778)
Distributions to non-controlling interest holders	(593)	—
Restricted cash	(439)	(598)
Net cash used in financing activities	(19,939)	(3,156)
Net increase in cash and cash equivalents	26,848	3,645
Cash and cash equivalents, beginning of period	22,512	233,377
Cash and cash equivalents, end of period	$49,360	$237,022

NEW YORK REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Supplemental disclosures:
Cash paid for interest	$4,828	$3,283
Accrued capital expenditures	3,556	—
Common stock issued through distribution reinvestment plan	—	14,084

The accompanying notes are an integral part of these consolidated financial statements.

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

Note 1 — Organization
New York REIT, Inc. (the "Company") focuses on acquiring and owning income-producing commercial real estate in New York City, primarily office and retail properties located in Manhattan. To add diversity to the portfolio, the Company may also acquire multifamily, industrial, hotel and other types of real properties as well as originate or acquire first mortgage loans, mezzanine loans, or preferred equity interests related to New York City real estate. The Company purchased its first property and commenced active operations in June 2010. As of March 31, 2015, the Company owned 23 properties and real estate-related assets.
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
Substantially all of the Company's business is conducted through New York Recovery Operating Partnership, L.P. (the "OP"), a Delaware limited partnership. The Company has no direct employees.  The Company has retained New York Recovery Advisors, LLC (the "Advisor") to manage its affairs on a day-to-day basis. New York Recovery Properties, LLC (the "Property Manager") serves as the Company's property manager, unless services are performed by a third party for specific properties.  Realty Capital Securities, LLC (the "Dealer Manager") served as the dealer manager of the initial public offering, which was ongoing from September 2010 to December 2013 (the "IPO") and continues to provide the Company with various services.  The Advisor, Property Manager and Dealer Manager are under common control with AR Capital, LLC, the parent of the Company's sponsor, American Realty Capital III, LLC (the "Sponsor"), as a result of which, they are related parties and receive compensation, fees and expense reimbursements for services related to the investment and management of the Company's assets.
Note 2 — Summary of Significant Accounting Policies
The accompanying consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results for the entire year or any subsequent interim period.
These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of, and for the year ended December 31, 2014, which are included in the Company's Annual Report on Form 10-K filed with the SEC on May 11, 2015. There have been no significant changes to the Company's significant accounting policies during the three months ended March 31, 2015, other than the updates described below and the subsequent notes.
Reclassifications
Certain prior quarter amounts have been reclassified to conform to the current quarter presentation.

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

Note 3 — Real Estate Investments
 There were no real estate assets acquired or liabilities assumed during the three months ended March 31, 2015 or 2014.
The following table presents future minimum base cash rental payments due to the Company, excluding future minimum base cash rental payments related to unconsolidated joint ventures, subsequent to March 31, 2015.  These amounts exclude contingent rental payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes among other items.

(In thousands)	Future Minimum Base Cash Rental Payments
April 1, 2015 - December 31, 2015	$81,720
2016	96,014
2017	95,826
2018	93,765
2019	92,429
Thereafter	633,169
$1,092,923
The following table lists the tenants whose annualized cash rent represented greater than 10% of total annualized cash rent as of March 31, 2015 and 2014, including annualized cash rent related to the Company's unconsolidated joint venture:

		March 31,
Property Portfolio	Tenant	2015	2014
Worldwide Plaza	Cravath, Swaine & Moore, LLP	16%	18%
Worldwide Plaza	Nomura Holdings America, Inc.	11%	12%
The termination, delinquency or non-renewal of any of the above tenants may have a material adverse effect on net income (loss). No other tenant represents more than 10% of annualized cash rent as of March 31, 2015 and 2014.
Note 4 — Investment in Unconsolidated Joint Venture
On October 30, 2013, the Company purchased a 48.9% equity interest in WWP Holdings, LLC ("Worldwide Plaza") for a contract purchase price of $220.1 million, based on the property value for Worldwide Plaza of $1,325.0 million less $875.0 million of debt on the property. As of March 31, 2015, the Company's pro-rata portion of debt on Worldwide Plaza was $427.9 million. The debt on the property has a weighted average interest rate of 4.6% and matures in March 2023. The Company accounts for the investment in Worldwide Plaza using the equity method of accounting because the Company exercises significant influence over, but does not control, the entity.
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
At acquisition, the Company's investment in Worldwide Plaza exceeded the Company's share of the book value of the net assets of Worldwide Plaza by $260.6 million. This basis difference resulted from the excess of the Company's purchase price for its equity interest in Worldwide Plaza over the book value of Worldwide Plaza's net assets. Substantially all of this basis difference was allocated to the fair values of Worldwide Plaza's assets and liabilities. The Company amortizes the basis difference over the anticipated useful lives of the underlying tangible and intangible assets acquired and liabilities assumed. The basis difference related to the land will be recognized upon disposition of the Company's investment. As of March 31, 2015 and December 31, 2014, the carrying value of the Company's investment in Worldwide Plaza was $225.7 million and $225.5 million, respectively.

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

During the three months ended March 31, 2015 and 2014, the Company recorded $0.2 million of income and $2.0 million of loss, respectively, related to its investment in Worldwide Plaza. Net income (loss) related to Worldwide Plaza for the three months ended March 31, 2015 and 2014 includes $3.9 million of preferred distributions earned in each period, net of the Company's pro rata share of Worldwide Plaza's net loss of $0.5 million and $2.6 million, respectively, and $3.1 million and $3.2 million, respectively, of depreciation and amortization expense relating to the amortization of the basis difference. The income (loss) related to the Company's investment in Worldwide Plaza is included in other income (expenses) on the consolidated statements of operations and comprehensive income (loss).
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
The condensed balance sheets as of March 31, 2015 and December 31, 2014 for Worldwide Plaza are as follows:

(In thousands)	March 31, 2015	December 31, 2014
Real estate assets, at cost	$704,257	$704,143
Less accumulated depreciation and amortization	(102,127)	(97,181)
Total real estate assets, net	602,130	606,962
Other assets	261,698	255,784
Total assets	$863,828	$862,746

Debt	$875,000	$875,000
Other liabilities	10,765	12,442
Total liabilities	885,765	887,442
Deficit	(21,937)	(24,696)
Total liabilities and deficit	$863,828	$862,746

Company's basis	$225,736	$225,501

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

The condensed statement of operations for the three months ended March 31, 2015 and 2014 for Worldwide Plaza is as follows:

	Three Months Ended March 31,
(In thousands)	2015	2014
Rental income	$30,514	$27,655
Other revenue	1,217	1,215
Total revenue	31,731	28,870
Operating expenses:
Operating expense	12,241	11,513
Depreciation and amortization	6,850	6,368
Total operating expenses	19,091	17,881
Operating income	12,640	10,989
Interest expense	(9,882)	(9,882)
Net income	2,758	1,107
Company's preferred distribution	(3,851)	(3,851)
Joint venture partner distributions	—	(2,560)
Net loss to members	$(1,093)	$(5,304)

Company's preferred distribution	$3,851	$3,851
Company's share of net loss from Worldwide Plaza	(534)	(2,594)
Amortization of difference in basis	(3,082)	(3,241)
Company's loss from Worldwide Plaza	$235	$(1,984)
Note 5 — Preferred Equity Investment
On March 27, 2015, the Company's preferred equity investment in a class A office building located at 123 William Street (the "Property") in the Financial District of downtown Manhattan was repaid as a result of the sale of the Property. The preferred equity investment carried a 6.0% current pay rate and a 2.0% accrual rate. Pursuant to the sale of the Property, the Company received $1.1 million in current and accrued interest income earned and $35.1 million for the return of all principal invested.
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
Note 6 — Investment Securities
The Company's investment securities are comprised of investments in redeemable preferred stock and equity securities, with an aggregate fair value of $3.8 million and $4.7 million as of March 31, 2015 and December 31, 2014, respectively. The equity securities consist of a real estate income fund that is managed by an affiliate of the Sponsor. See Note 13 — Related Party Transactions and Arrangements.
The Company's preferred stock investment is redeemable at the issuer's option after five years from issuance.

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

The following table details the unrealized gains and losses on investment securities as of March 31, 2015 and December 31, 2014:

(In thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2015
Redeemable preferred stock	$238	$17	$—	$255
Equity securities	3,169	331	—	3,500
Total	$3,407	$348	$—	$3,755
December 31, 2014
Redeemable preferred stock	$1,288	$21	$(12)	$1,297
Equity securities	3,127	235	—	3,362
Total	$4,415	$256	$(12)	$4,659
The Company did not have any securities that were in an unrealized loss position as of March 31, 2015.
Note 7 — Credit Facility
On April 14, 2014, the Company entered into an amendment to its credit facility with Capital One (the "Credit Facility"). The Credit Facility allows for total borrowings of up to $705.0 million with a $305.0 million term loan and a $400.0 million revolving loan. The term loan component of the Credit Facility matures in August 2018 and the revolving loan component matures in August 2016. The Credit Facility contains an "accordion feature" to allow the Company, under certain circumstances, and with the consent of its lenders, to increase the aggregate loan borrowings to up to $1.0 billion of total borrowings.
The Company has the option, based upon its corporate leverage, to have the Credit Facility priced at either: (a) LIBOR, plus an applicable margin that ranges from 1.50% to 2.25%; or (b) the Base Rate plus an applicable margin that ranges from 0.50% to 1.25%. Base Rate is defined in the Credit Facility as the greater of (i) the fluctuating annual rate of interest announced from time to time by the lender as its “prime rate,” (ii) 0.50% above the federal funds effective rate and (iii) 1.00% above the applicable one-month LIBOR. The outstanding balance of the term and revolving portions of the Credit Facility was $305.0 million and $330.0 million as of March 31, 2015 and December 31, 2014, respectively. The Credit Facility had a combined weighted average interest rate of 2.09% and 2.05% as of March 31, 2015 and December 31, 2014, respectively, a portion of which is fixed with an interest rate swap. The Credit Facility includes an unused commitment fee per annum of (a) 0.15% if the unused balance of the facility is equal to or less than 50% of the available facility and (b) 0.25% if the unused balance of the facility exceeds 50% of the available facility. The unused borrowing capacity, based on the borrowing base properties as of March 31, 2015, was $18.1 million. Availability of borrowings is based on a pool of eligible unencumbered real estate assets.
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
The Credit Facility requires the Company to meet certain financial covenants, including the maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios) as well as the maintenance of a minimum net worth. As of March 31, 2015, the Company was in compliance with the debt covenants under the Credit Facility agreement, as modified by a waiver received for the late filing of the Company's Annual Report on Form 10-K.

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

Note 8 — Mortgage Notes Payable
The Company's mortgage notes payable as of March 31, 2015 and December 31, 2014 consist of the following:

		Outstanding Loan Amount
Portfolio	Encumbered Properties	March 31, 2015	December 31, 2014	Effective Interest Rate		Interest Rate	Maturity
		(In thousands)	(In thousands)
Design Center	1	$20,100	$20,198	4.4%		Fixed	Dec. 2021
Bleecker Street	3	21,300	21,300	4.3%		Fixed	Dec. 2015
Foot Locker	1	3,250	3,250	4.6%		Fixed	Jun. 2016
Regal Parking Garage	1	3,000	3,000	4.5%		Fixed	Jul. 2016
Duane Reade	1	8,400	8,400	3.6%		Fixed	Nov. 2016
Washington Street Portfolio	1	4,718	4,741	4.4%		Fixed	Dec. 2021
One Jackson Square	1	13,000	13,000	3.4%	(1)	Fixed	Dec. 2016
350 West 42nd Street	1	11,365	11,365	3.4%		Fixed	Aug. 2017
1100 Kings Highway	1	20,200	20,200	3.4%	(1)	Fixed	Aug. 2017
1623 Kings Highway	1	7,288	7,288	3.3%	(1)	Fixed	Nov. 2017
256 West 38th Street	1	24,500	24,500	3.1%	(1)	Fixed	Dec. 2017
229 West 36th Street	1	35,000	35,000	2.9%	(1)	Fixed	Dec. 2017
	14	$172,121	$172,242	3.6%	(2)
______________________

(1)	Fixed through an interest rate swap agreement.

(2)	Calculated on a weighted average basis for all mortgages outstanding as of March 31, 2015.
Real estate investments of $317.3 million, at cost, at March 31, 2015 have been pledged as collateral to their respective mortgages and are not available to satisfy our corporate debts and obligations unless first satisfying the mortgage note payable on the properties.
The following table summarizes the scheduled aggregate principal repayments subsequent to March 31, 2015:

(In thousands)	Future Minimum Principal Payments
April 1, 2015 - December 31, 2015	$21,673
2016	28,167
2017	102,730
2018	4,573
2019	4,777
Thereafter	10,201
Total	$172,121
Some of the Company's mortgage note agreements require compliance with certain property-level financial covenants including debt service coverage ratios. As of March 31, 2015, the Company was in compliance with the financial covenants under its mortgage note agreements.

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

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
Although the Company has determined that the majority of the inputs used to value its interest rate swaps fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those interest rate swaps utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of March 31, 2015 and December 31, 2014, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its interest rate swap positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company's interest rate swaps. As a result, the Company has determined that its interest rate swap valuations in their entirety are classified in Level 2 of the fair value hierarchy. See Note 10 - Interest Rate Derivatives and Hedging Activities.
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
The following table presents information about the Company's assets and liabilities (including derivatives that are presented net) measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014, aggregated by the level in the fair value hierarchy within which those instruments fall:

(In thousands)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
March 31, 2015
Interest rate swaps, net	$—	$(2,168)	$—	$(2,168)
Investment securities	$3,755	$—	$—	$3,755
December 31, 2014
Interest rate swaps, net	$—	$(1,071)	$—	$(1,071)
Investment securities	$4,659	$—	$—	$4,659

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets. There were no transfers between levels of the fair value hierarchy during the three months ended March 31, 2015.
Financial instruments not carried at fair value
The Company is required to disclose the fair value of financial instruments for which it is practicable to estimate the value. The fair value of short-term financial instruments such as cash and cash equivalents, restricted cash, prepaid expenses and other assets, notes payable, accounts payable and dividends payable approximates their carrying value on the consolidated balance sheet due to their short-term nature. The fair values of the Company's financial instruments that are not reported at fair value on the consolidated balance sheet are reported below.

		Carrying Amount at	Fair Value at	Carrying Amount at	Fair Value at
(In thousands)	Level	March 31, 2015	March 31, 2015	December 31, 2014	December 31, 2014
Mortgage notes payable	3	$172,121	$174,800	$172,242	$174,468
Credit facility	3	$635,000	$652,581	$635,000	$651,579
Preferred equity investment	3	$—	$—	$35,100	$34,800
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
Note 10 — Interest Rate Derivatives and Hedging Activities
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

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

As of March 31, 2015 and December 31, 2014, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk.

	March 31, 2015		December 31, 2014
Interest Rate Derivative	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Interest rate swaps	6	$179,988	6	$179,988
The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the consolidated balance sheets as of March 31, 2015 and December 31, 2014:

(In thousands)	Balance Sheet Location	March 31, 2015	December 31, 2014
Derivatives designated as hedging instruments:
Interest rate swaps	Derivative assets, at fair value	$7	$205
Interest rate swaps	Derivative liabilities, at fair value	$(2,175)	$(1,276)
Derivatives in Cash Flow Hedging Relationships
The table below details the location in the financial statements of the income or loss recognized on interest rate derivatives designated as cash flow hedges for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
(In thousands)	2015	2014
Amount of income (loss) recognized in accumulated other comprehensive income (loss) from interest rate derivatives (effective portion)	$(1,619)	$(656)
Amount of loss reclassified from accumulated other comprehensive income (loss) into income as interest expense (effective portion)	$(526)	$(530)
Amount of loss recognized in loss on derivative instruments (ineffective portion and amount excluded from effectiveness testing)	$(4)	$—
Offsetting Derivatives
The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company's derivatives as of March 31, 2015 and December 31, 2014. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the accompanying balance sheets.

				Gross Amounts Not Offset on the Balance Sheet
Derivatives (In thousands)	Gross Amounts of Recognized Assets	Gross Amounts of Recognized Liabilities	Net Amounts of Assets (Liabilities) presented on the Balance Sheet	Financial Instruments	Cash Collateral Posted	Net Amount
March 31, 2015	$7	$(2,175)	$(2,168)	$—	$—	$(2,168)
December 31, 2014	$205	$(1,276)	$(1,071)	$—	$—	$(1,071)
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
March 31, 2015
(Unaudited)

Credit-risk-related Contingent Features
The Company has agreements with its derivative counterparties that contain a provision whereby if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.
As of March 31, 2015, the fair value of derivatives in a net liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $2.3 million. As of March 31, 2015, the Company has not posted any collateral related to its agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at the aggregate termination value of $2.3 million at March 31, 2015.
Note 11 — Common Stock
As of March 31, 2015 and December 31, 2014, the Company had 162.5 million and 162.2 million shares of common stock outstanding, respectively, including unvested restricted stock, converted preferred shares and shares issued under the distribution reinvestment plan (the "DRIP"), but not including limited partnership units of the OP (the "OP units") or Long-term Incentive Plan units ("LTIP units") which are currently, or may in the future be, convertible into shares of common stock.
From December 2010 to April 2014, the Company declared and paid dividends at a dividend rate equal to $0.605 per annum per share of common stock. The dividends were paid by the fifth day following each month end to stockholders of record at the close of business each day during the prior month at a per share rate of 0.0016575342 per day. In April 2014, the Company's board of directors authorized, and the Company declared, dividends at an annualized rate equal to $0.46 per share per annum beginning with the April 2014 dividend. Beginning in April 2014, dividends are paid to stockholders of record on the close of business on the 8th day of each month, payable on the 15th day of such month. The Company's board of directors may reduce the amount of dividends paid or suspend dividend payments at any time and therefore dividend payments are not assured.

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

Note 12 — Commitments and Contingencies
Future Minimum Lease Payments
The Company entered into operating and capital lease agreements primarily related to certain acquisitions under leasehold interest arrangements. The following table reflects the minimum base cash payments due from the Company over the next five years and thereafter under these arrangements, including the present value of the net minimum payments due under capital leases. These amounts exclude contingent rent payments, as applicable, that may be payable based on provisions related to increases in annual rent based on exceeding certain economic indexes among other items.

	Future Minimum Base Rent Payments
(In thousands)	Operating Leases	Capital Leases
April 1, 2015 - December 31, 2015	$3,590	$65
2016	4,958	86
2017	4,905	86
2018	5,089	86
2019	5,346	86
Thereafter	251,627	3,490
Total minimum lease payments	$275,515	$3,899
Less: amounts representing interest		(1,769)
Total present value of minimum lease payments		$2,130
Total rental expense related to operating leases was $1.9 million for the three months ended March 31, 2015 and 2014. During the three months ended March 31, 2015 and 2014, interest expense related to capital leases was approximately $16,000. The following table discloses assets recorded under capital leases and the accumulated amortization thereon as of March 31, 2015 and December 31, 2014.

(In thousands)	March 31, 2015	December 31, 2014
Buildings, fixtures and improvements	$11,783	$11,783
Less accumulated depreciation and amortization	(1,279)	(1,137)
Total real estate investments, net	$10,504	$10,646
Litigation and Regulatory Matters
In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. There are no material legal or regulatory proceedings pending or known to be contemplated against the Company.
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

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

Note 13 — Related Party Transactions and Arrangements
New York City Special Limited Partnership, LLC (the "SLP"), an entity controlled by the Sponsor, held 20,000 shares of the Company's outstanding common stock as of March 31, 2015 and December 31, 2014.
As of March 31, 2015, the Company had $3.5 million invested in a real estate income fund managed by an affiliate of the Sponsor (see Note 6 — Investment Securities). There is no obligation to purchase any additional shares and the shares can be sold at any time.
For the three months ended March 31, 2015 and 2014, the Company had revenues from related parties of approximately $15,000 and $0.1 million, respectively, related to room rentals at the Viceroy Hotel. As of March 31, 2015 and December 31, 2014, the Company had receivables from related parties of approximately $17,000 and $23,000, respectively, related to room rentals at the Viceroy Hotel.
Fees Paid in Connection With the Operations of the Company
Prior to the Listing, the Advisor received an acquisition fee of 1.0% of the contract purchase price of each acquired property and 1.0% of the amount advanced for a loan or other investment. Additionally, the Company reimbursed the Advisor for expenses incurred for services provided by third parties and incurred acquisition expenses directly from third parties. The total of all acquisition fees, acquisition expenses and any financing coordination fees (as described below) with respect to the Company's portfolio of investments or reinvestments did not exceed 4.5% of the contract purchase price of the Company's portfolio as measured at the close of the acquisition phase. On April 15, 2014, in conjunction with the Listing, the Company entered into the Sixth Amended and Restated Advisory Agreement (the "Amended Advisory Agreement") by and among the Company, the OP and the Advisor, which, among other things, terminated the acquisition fee 180 days after the Listing, or October 12, 2014 (the "Termination Date"), except for fees with respect to properties under contract, letter of intent or under negotiation as of the Termination Date.
Until the Listing, the Company paid the Advisor an asset management subordinated participation by causing the OP to issue (subject to periodic approval by the board of directors) to the Advisor a number of performance-based restricted, forfeitable partnership units of the OP designated as "Class B units" equal to a maximum 0.75% per annum of the cost of the Company's assets. The value of issued Class B units was determined and expensed when the vesting condition was met, which occurred as of the Listing. As of April 15, 2014, in aggregate, the board of directors had approved the issuance of 1,188,667 Class B units to the Advisor in connection with this arrangement. The Advisor received distributions on unvested Class B units equal to the dividend rate received on the Company's common stock. The vesting condition related to these Class B units was satisfied upon completion of the Listing, which resulted in $11.5 million of expense on April 15, 2014, which was included in vesting of asset management fees expense in the consolidated statement of operations and comprehensive income (loss) and in non-controlling interest on the consolidated balance sheets. On April 15, 2014, the Class B units were converted to OP units on a one-to-one basis.
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
Prior to the Listing, if the Advisor provided services in connection with the origination or refinancing of any debt that the Company obtained and used to acquire assets, or that is assumed, directly or indirectly, in connection with the acquisition of assets, the Company paid the Advisor a financing coordination fee equal to 0.75% of the amount available or outstanding under such financing or such assumed debt. In accordance with the Amended Advisory Agreement, the financing coordination fee terminated on the Termination Date, except for fees with respect to properties under contract, letter of intent or under negotiation as of the Termination Date.

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

The Dealer Manager and its affiliates also provide transfer agency services, as well as transaction management and other professional services. As of the end of the IPO, these fees are included in general and administrative expenses on the consolidated statements of operations and comprehensive income (loss) during the period the service was provided. Prior to the end of the IPO, these fees were included in additional paid-in capital on the consolidated balance sheets.
The following table details amounts incurred, forgiven and contractually due in connection with the operations related services described above as of and for the periods presented:

	Three Months Ended March 31,				Payable as of
	2015		2014		March 31,	December 31,
(In thousands)	Incurred	Forgiven	Incurred	Forgiven	2015	2014
Ongoing fees:
Asset management fees (1)	$3,144	$—	$—	$—	$4	$15
Transfer agent and other professional fees	184	—	586	—	274	560
Property management and leasing fees	—	536	—	374	—	—
Dividends on Class B units	—	—	88	—	—	—
Total related party operational fees and reimbursements	$3,328	$536	$674	$374	$278	$575
___________________________________________

(1)	Prior to the Listing, the Company caused the OP to issue to the Advisor restricted performance based Class B units for asset management services, which vested as of the Listing.
The Company reimburses the Advisor's costs and expenses of providing services, subject to the limitation that it will not reimburse the Advisor for any amount by which the Company's total operating expenses (as defined in the Company's advisory agreement) for the four preceding fiscal quarters exceeds the greater of (a) 2.0% of average invested assets and (b) 25.0% of net income other than any additions to reserves for depreciation, bad debt or other similar non cash reserves and excluding any gain from the sale of assets for that period. Additionally, the Company will not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives a separate fee. No reimbursement was incurred from the Advisor for providing administrative services for the three months ended March 31, 2015 or 2014.
In order to improve operating cash flows and the ability to pay dividends from operating cash flows, the Advisor agreed to waive certain fees including property management fees during the three months ended March 31, 2015 and 2014. Because the Advisor waived certain fees, cash flow from operations that would have been paid to the Advisor was available to pay dividends to stockholders.  The fees that were forgiven are not deferrals and accordingly, will not be paid to the Advisor in any subsequent periods. Additionally, to improve the Company's working capital, the Advisor may elect to absorb a portion of the Company's expenses. The Advisor did not absorb any costs during the three months ended March 31, 2015 and 2014.
Fees Paid in Connection with the Liquidation or Listing of the Company's Real Estate Assets
In December 2013, the Company entered into a transaction management agreement with RCS Advisory Services, LLC, an entity under common control with the Dealer Manager, to provide strategic alternatives transaction management services through the occurrence of a liquidity event and a-la-carte services thereafter. The Company agreed to pay $3.0 million pursuant to this agreement. For the three months ended March 31, 2014, the Company incurred $1.5 million of expenses pursuant to this agreement, including amounts for services provided in preparation for the Listing, which are included in acquisition and transaction related costs in the consolidated statement of operations and comprehensive income (loss). The Company did not incur any fees in connection with this agreement during the three months ended March 31, 2015.
In December 2013, the Company entered into an information agent and advisory services agreement with the Dealer Manager and American National Stock Transfer, LLC, an entity under common control with the Dealer Manager, to provide in connection with a liquidity event, advisory services, educational services to external and internal wholesalers, communication support as well as proxy, tender offer or redemption and solicitation services. The Company agreed to pay $1.9 million pursuant to this agreement. For the three months ended March 31, 2014, the Company incurred $0.6 million of expenses pursuant to this agreement, which included amounts for services provided in preparation for the the Company's tender offer to purchase up to 23.3 million shares of its common stock in April 2014 concurrently and in connection with the Listing, and are included in additional paid-in capital on the accompanying consolidated balance sheet. The Company did not incur any expenses pursuant to this agreement during the three months ended March 31, 2015. The Company incurred $0.6 million in fees pursuant to this arrangement during the year ended December 31, 2013 which were included in acquisition and transaction related costs in the consolidated statement of operations and comprehensive income (loss). Thus, the Company does not owe the Dealer Manager any more fees pursuant to this agreement.

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

In December 2013, the Company entered into an agreement with RCS Capital, the investment banking and capital markets division of the Dealer Manager, for strategic and financial advice and assistance in connection with (i) a possible sale transaction involving the Company (ii) the possible listing of the Company’s securities on a national securities exchange, and (iii) a possible acquisition transaction involving the Company. The Dealer Manager received a transaction fee equal to 0.25% of the transaction value in connection with the possible sale transaction, listing or acquisition. In April 2014, in connection with the Listing, the Company incurred and paid $6.9 million in connection with this agreement which were included in acquisition and transaction related costs in the consolidated statement of operations and comprehensive income (loss). Thus, the Company does not owe the Dealer Manager any more fees pursuant to this agreement.
For substantial assistance in connection with the sale of properties, the Company will pay the Advisor a property disposition fee, not to exceed the lesser of 2.0% of the contract sale price of the property and 50% of the competitive real estate commission paid if a third party broker is also involved; provided, however that in no event may the property disposition fee paid to the Advisor when added to real estate commissions paid to unaffiliated third parties exceed the lesser of 6.0% of the contract sales price and a competitive real estate commission. For purposes of the foregoing, "competitive real estate commission" means a real estate brokerage commission for the purchase or sale of a property which is reasonable, customary and competitive in light of the size, type and location of the property. No such fees were incurred or paid for the three months ended March 31, 2015 and 2014.
In connection with the Listing and the Amended Advisory Agreement, the Company terminated the subordinated termination fee that would be due to the Advisor in the event of termination of the advisory agreement.
In October 2014, the Company entered into separate transaction management agreements with Barclays Capital Inc. and the Dealer Manager as financial advisors to assist the board of the Company in evaluating strategic options to enhance long-term shareholder value, including a business combination involving the Company or a sale of the Company. Pursuant to the agreement with the Dealer Manager, the Company will pay to the Dealer Manager a transaction fee upon consummation of a transaction equal to 0.25% of the transaction value.
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
Note 15 — Share-Based Compensation
Stock Option Plan
The Company has a stock option plan (the "Plan") which authorizes the grant of nonqualified stock options to the Company's independent directors, officers, advisors, consultants and other personnel, subject to the absolute discretion of the board of directors and the applicable limitations of the Plan. The exercise price for all stock options granted under the Plan was previously fixed at $10.00 per share until the completion of the IPO, and the current exercise price for stock options granted to the independent directors will be equal to the fair market value of a share on the date of grant. Upon a change in control, unvested options will become fully vested and any performance conditions imposed with respect to the options will be deemed to be fully achieved.  A total of 0.5 million shares have been authorized and reserved for issuance under the Plan. As of March 31, 2015 and December 31, 2014, no stock options were issued under the Plan.
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
March 31, 2015
(Unaudited)

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
The following table displays restricted share award activity during the three months ended March 31, 2015:

	Number of Restricted Shares	Weighted-Average Issue Price
Unvested, December 31, 2014	89,499	$10.73
Granted	281,517	10.36
Unvested, March 31, 2015	371,016	$10.54
During the three months ended March 31, 2015, the board of directors approved, and the Company awarded, 279,679 restricted shares to employees of the Advisor. The awards vest over a four year period in increments of 25% per annum. The fair value of the awards are remeasured quarterly, with the resulting amortization adjustments reflected in general and administrative expense in the consolidated statements of operations and comprehensive income (loss).
The fair value of the restricted shares, based on the per share price in the IPO or the per share closing price on the NYSE subsequent to the IPO, is expensed on a straight-line basis over the service period. Compensation expense related to restricted stock was approximately $19,000 and $16,000 for the three months ended March 31, 2015 and 2014, respectively.
As of March 31, 2015, the Company had approximately $3.0 million of unrecognized compensation cost related to unvested restricted share awards granted under the Company’s RSP, which is expected to vest over a period of 3.7 years.

2014 Advisor Multi-Year Outperformance Agreement
On April 15, 2014 (the "Effective Date") in connection with the Listing, the Company entered into the 2014 Advisor Multi-Year Outperformance Agreement (the "OPP") with the OP and the Advisor. Under the OPP, the Advisor was issued 8,880,579 LTIP units in the OP with a maximum award value on the issuance date equal to 5.0% of the Company’s market capitalization (the “OPP Cap”). The LTIP units are structured as profits interest in the OP.

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

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
Subject to the Advisor’s continued service through each vesting date, one third of any earned LTIP units will vest on each of the third, fourth and fifth anniversaries of the Effective Date. Until such time as the LTIP units are fully vested in accordance with the provisions of the OPP, the holders of LTIP units are entitled to distributions equal to 10% of the distributions made on OP units. The Company paid $0.1 million in distributions related to LTIP units during the three months ended March 31, 2015, which is included in non-controlling interest in the consolidated balance sheets. There were no distributions related to LTIP units for the three months ended March 31, 2014. After the LTIP units are fully vested, holders are entitled to a catch-up distribution and then the same distributions as the OP units. At the time the Advisor’s capital account with respect to the LTIP units is economically equivalent to the average capital account balance of the OP units and has been earned and has been vested for 30 days, the applicable LTIP units will automatically convert into OP units on a one-to-one basis. The OPP provides for early calculation of LTIP units earned and for the accelerated vesting of any earned LTIP units in the event Advisor is terminated or in the event the Company incurs a change in control, in either case prior to the end of the Three-Year Period.
The Company records equity based compensation expense associated with the awards over the requisite service period of five years. Equity-based compensation expense is adjusted each reporting period for changes in the estimated market-related performance. Compensation expense related to the OPP was $0.2 million for the three months ended March 31, 2015. There was no compensation expense related to the OPP for the three months ended March 31, 2014.
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

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

The following table presents information about the Company's OPP, which is measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014, aggregated by the level in the fair value hierarchy within which the instrument falls:

(In thousands)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
March 31, 2015
OPP	$—	$—	$23,400	$23,400
December 31, 2014
OPP	$—	$—	$29,100	$29,100
Level 3 Valuations
The following is a reconciliation of the beginning and ending balance for the changes in instruments with Level 3 inputs in the fair value hierarchy for the three months ended March 31, 2015:

(In thousands)	OPP
Beginning balance as of December 31, 2014	$29,100
Fair value adjustment	(5,700)
Ending balance as of March 31, 2015	$23,400
The following table provides quantitative information about significant Level 3 input used:

Financial Instrument	Fair Value	Principal Valuation Technique	Unobservable Inputs	Input Value
	(In thousands)
March 31, 2015
OPP	$23,400	Monte Carlo Simulation	Expected volatility	24.0%
December 31, 2014
OPP	$29,100	Monte Carlo Simulation	Expected volatility	27.0%
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
Note 16 — Accumulated Other Comprehensive Loss
The following table illustrates the changes in accumulated other comprehensive loss as of and for the periods indicated:

	Unrealized gains	Change in	Total
	on available-for-sale	unrealized gain	accumulated other
(in thousands)	securities	(loss) on derivatives	comprehensive loss
Balance, December 31, 2014	$244	$(1,060)	$(816)
Other comprehensive income (loss), before reclassifications	152	(1,619)	(1,467)
Amounts reclassified from accumulated other comprehensive loss	(48)	526	478
Net current-period other comprehensive income (loss)	104	(1,093)	(989)
Balance, March 31, 2015	$348	$(2,153)	$(1,805)

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

For a reconciliation of the income statement line item affected due to amounts reclassified out of accumulated other comprehensive loss for the three months ended March 31, 2015, see Note 10 — Interest Rate Derivatives and Hedging Activities.
Note 17 — Net Loss Per Share
The following is a summary of the basic and diluted net loss per share computations for the periods presented:

	Three Months Ended March 31,
	2015	2014
Net loss attributable to stockholders (In thousands)	$(8,199)	$(8,156)
Weighted average shares outstanding, basic and diluted	162,092,424	175,068,005
Net loss per share attributable to stockholders, basic and diluted	$(0.05)	$(0.05)
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

	Three Months Ended March 31,
	2015	2014
Unvested restricted stock	371,016	24,000
OP units	4,270,841	200
Class B units(1)	—	799,332
LTIP units	8,880,579	—
Total anti-dilutive common share equivalents	13,522,436	823,532
_____________________

(1)	Upon the occurrence of the Listing, Class B units were converted to OP units on a one-for-one basis.
Note 18 — Non-Controlling Interests
The Company is the sole general partner of the OP and holds the majority of OP units. As of March 31, 2015 and December 31, 2014, the Advisor and SLP held 4,270,841 OP units and 8,880,579 unvested LTIP units. There were $0.5 million of distributions paid to OP unit and LTIP unit holders during the three months ended March 31, 2015. No distributions were paid to OP unit holders during the three months ended March 31, 2014.
A holder of OP units has the right to distributions and has the right convert OP units for the cash value of a corresponding number of shares of the Company's common stock or a corresponding number of shares of the Company's common stock, at the Company's election, in accordance with the limited partnership agreement of the OP. The remaining rights of the holders of OP units are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP's assets.
The Company is the controlling member of the limited liability company that owns the 163 Washington Avenue Apartments, acquired in September 2012. The Company has the sole voting rights under the operating agreement of this limited liability company. The non-controlling members' aggregate initial investment balance of $0.5 million will be reduced by the dividends paid to each non-controlling member. No dividends were paid during the three months ended March 31, 2015 or 2014.
Note 19 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q, and determined that there have not been any events that have occurred that would require adjustments to disclosures in the consolidated financial statements.

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
Forward-Looking Statements
Certain statements included in this Quarterly Report on Form 10-Q are forward-looking statements. Those statements include statements regarding the intent, belief or current expectations of us and members of our management team, as well as the assumptions on which such statements are based, and generally are identified by the use of words such as "may," "will," "seeks," "anticipates," "believes," "estimates," "expects," "plans," "intends," "should" or similar expressions. Actual results may differ materially from those contemplated by such forward-looking statements. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, unless required by law.
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

•	We may be unable to pay or maintain cash dividends or increase dividends over time. Amounts paid to our stockholders may be a return of capital and not a return on a stockholder's investment;

•	We are obligated to pay fees, which may be substantial, to our Advisor and its affiliates, including fees payable upon the sale of properties;

•	We are subject to risks associated with the significant dislocations and liquidity disruptions that recently existed or occurred in the credit markets of the United States;

•	We may fail to continue to qualify to be treated as a real estate investment trust for U.S. federal income tax purposes (“REIT”);

•	Our properties may be adversely affected by economic cycles and risks inherent to the New York metropolitan statistical area (“MSA”), especially New York City; and

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
We focus on acquiring and owning office and retail properties in Manhattan, the largest and most liquid real estate market in the United States. We purchased our first property and commenced active operations in June 2010.  As of March 31, 2015, we owned 23 properties located in New York City. As of March 31, 2015 our properties aggregated 3.4 million rentable square feet, had an occupancy of 95.2% and an average remaining lease term of 9.7 years. Our portfolio primarily consisted of office and retail properties, representing 81% and 10% of rentable square feet, respectively, as of March 31, 2015. We may also acquire multifamily, industrial, hotel and other types of real properties to add diversity to our portfolio. Properties other than office and retail spaces represented 9% of rentable square feet. Additionally, we also may originate or acquire first mortgage loans, mezzanine loans or preferred equity positions related to New York City real estate.
 Substantially all of our business is conducted through the OP. We have no direct employees. Our Advisor manages our affairs on a day-to-day basis. The Property Manager manages our properties, unless services are performed by a third party for specific properties.  Realty Capital Securities, LLC (our "Dealer Manager") served as the dealer manager of our initial public offering which was ongoing from September 2010 to December 2013 (our "IPO") and continues to provide us with various services.  The Advisor, Property Manager and Dealer Manager are under common control with AR Capital, LLC, the parent of our sponsor, American Realty Capital III, LLC (our "Sponsor"), as a result of which they are related parties and receive compensation, fees and expense reimbursements for services related to the investment and management of our assets.
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
Revenue Recognition
Our revenues, which are derived primarily from rental income, include rents that each tenant pays in accordance with the terms of each lease reported on a straight-line basis over the initial term of the lease. Since many of our leases provide for rental increases at specified intervals, generally accepted accounting principles ("GAAP") accounting requires us to record a receivable, and include in revenues on a straight-line basis, unbilled rent receivables that we will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. We defer the revenue related to lease payments received from tenants in advance of their due dates. When we acquire a property, the terms of existing leases are considered to commence as of the acquisition date for the purposes of this calculation.
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
We present the operations related to properties that have been or are intended to be sold as discontinued operations in the consolidated statements of operations and comprehensive income (loss) where the disposal of a component represents a strategic shift that has had or will have a major effect on our operations and financial results. Properties that are intended to be sold will be designated as "held for sale" on the consolidated balance sheets at the lesser of carrying amount or fair value less estimated selling costs for all periods presented when they meet specific criteria to be presented as held for sale. Properties are no longer depreciated when they are classified as held for sale.
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
Results of Operations
Comparison of Three Months Ended March 31, 2015 to Three Months Ended March 31, 2014
As of January 1, 2014, we owned 22 properties (our "Same Store"). From January 1, 2014 through March 31, 2015, we acquired one property (our "Acquisition") and therefore own 23 properties as of March 31, 2015, which were 95.2% leased. Accordingly, our results of operations for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014, reflect significant increases in categories related to revenue and property operating expenses. Net loss attributable to stockholders was $8.2 million for the three months ended March 31, 2015 and 2014, respectively.
During the three months ended March 31, 2015, we signed one new lease for 22,185 square feet. The initial rent on the space is approximately $157.76 per square foot and the term is for 15.5 years. We expect to incur tenant improvements and leasing commissions of approximately $78.88 and $178.40 per square foot, respectively.
Rental Income
Rental income increased $5.3 million to $32.5 million for the three months ended March 31, 2015, from $27.2 million for the three months ended March 31, 2014. The increase in rental income was primarily driven by our Acquisition, which resulted in an increase in rental income of $5.9 million for the three months ended March 31, 2015, compared to the three months ended March 31, 2014. This was partially offset by a net decrease in rental income of $0.6 million in our Same Store, primarily due to a lease modification and terminations, partially offset by new leasing activity.
Operating Expense Reimbursements and Other Revenue
Operating expense reimbursements and other revenue increased $0.7 million to $4.2 million for the three months ended March 31, 2015 from $3.5 million for the three months ended March 31, 2014, primarily due to our Acquisition and increased property operating expenses in our Same Store.
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
Property Operating Expenses
Property operating expenses increased $2.1 million to $11.0 million for the three months ended March 31, 2015, from $8.9 million for the three months ended March 31, 2014. The increase in property operating expenses of $1.2 million related to our Acquisition. Additionally, property operating expenses at our Same Store increased by $0.9 million as a result of $0.5 million of bad debt expense associated with a tenant bankruptcy at 256 West 38th Street and $0.4 million primarily due to an increase in the real estate tax rate and utilities.
Hotel Revenue and Operating Expenses
Hotel revenues increased $1.3 million to $4.2 million for the three months ended March 31, 2015, from $2.9 million for the three months ended March 31, 2014. Hotel operating expenses increased $0.6 million to $5.7 million for the three months ended March 31, 2015, from $5.1 million for the three months ended March 31, 2014. The increase in hotel revenues and hotel operating expenses relate to more stabilized operations at our hotel, which opened in late 2013.

Operating Fees to Affiliates
Operating fees to affiliates were $3.1 million for the three months ended March 31, 2015. Operating fees to affiliates represent asset management fees earned by the Advisor. Prior to the Listing, we issued to the Advisor restricted, performance-based, forfeitable Class B units for asset management services, which vested as of the Listing. As such, there were no operating fees to affiliates for the three months ended March 31, 2014.
Our Property Manager is entitled to fees for the management of our properties. Property management fees increase in direct correlation with gross revenues. Our Property Manager elected to waive these fees for the three months ended March 31, 2015 and 2014.  For the three months ended March 31, 2015 and 2014, we would have incurred property management fees of $0.5 million and $0.4 million, respectively, had these fees not been waived.
General and Administrative Expenses
General and administrative expenses increased $2.6 million to $4.0 million for the three months ended March 31, 2015, from $1.4 million for the three months ended March 31, 2014, largely driven by a $2.4 million increase in legal and professional fees primarily related to the audit of our 2014 financial statements by a recently retained independent registered public accounting firm and the increased audit requirements associated with being a traded REIT. We operated as a non-traded REIT until our Listing on April 14, 2014. The increase is also due to equity-based compensation expense of $0.2 million for the three months ended March 31, 2015 related to the amortization of the fair value of the OPP, which was adopted in conjunction with the Listing as well as board member compensation.
Depreciation and Amortization Expense
Depreciation and amortization expense decreased $0.3 million to $20.7 million for the three months ended March 31, 2015, compared to $21.0 million for the three months ended March 31, 2014. Depreciation and amortization expense in our Same Store decreased by $2.4 million related mainly to prior period tenant lease expirations and terminations. This decrease was partially offset by depreciation and amortization of $2.1 million related to our Acquisition.
Interest Expense
Interest expense increased $2.0 million to $5.9 million for the three months ended March 31, 2015, from $3.9 million for the three months ended March 31, 2014, as a result of a higher weighted average credit facility balance outstanding of $635.0 million during the three months ended March 31, 2015, compared to $305.0 million during the three months ended March 31, 2014, as well as the associated increased amortization of deferred financing costs resulting from expanding our credit facility.
Income (Loss) from Unconsolidated Joint Venture
Income (loss) from unconsolidated joint venture for the three months ended March 31, 2015 increased $2.2 million to $0.2 million of income from $2.0 million of loss for the three months ended March 31, 2014, which represents our preferred distribution, net of our pro-rata share of the net loss of Worldwide Plaza and the amortization of the difference in basis between our investment and the book value of Worldwide Plaza's net assets.
Income from Preferred Equity Investment, Investment Securities and Interest Income
Income from preferred equity investment, investment securities and interest income increased $0.3 million to $0.9 million for the three months ended March 31, 2015 from $0.6 million during the three months ended March 31, 2014. This increase is due to higher investments in securities and our preferred equity investment in 123 William Street, which was returned to us resulting from the sale of the building during the three months ended March 31, 2015.
Net (Income) Loss Attributable to Non-Controlling Interests
The net (income) loss attributable to non-controlling interests during the three months ended March 31, 2015 and 2014 was $0.3 million of net loss and approximately $1,000 of net income, respectively, which represents the net (income) loss attributable to non-controlling interests for the period. The increase in net loss attributable to non-controlling interests was primarily driven by the issuance of OP units in connection with the Listing, whereas during the three months ended March 31, 2014, non-controlling interest represented the share of income attributable to our joint venture partner in 163 Washington Street.

Cash Flows for the Three Months Ended March 31, 2015
For the three months ended March 31, 2015, net cash provided by operating activities was $14.4 million. The level of cash flows used in or provided by operating activities is affected by the timing of interest payments and the amount of borrowings outstanding during the period, as well as the receipt of scheduled rent payments and the level of property operating expenses. Cash flows provided by operating activities included a net loss adjusted for non-cash items, resulting in a cash inflow of $11.8 million (net loss of $8.5 million adjusted for depreciation and amortization of tangible and intangible real estate assets and other non-cash charges of $20.3 million), a decrease in prepaid expenses and other assets of $5.7 million, primarily related to the amortization of prepaid real estate taxes, an increase in accounts payable and accrued expenses of $1.8 million, primarily related to to the audit of our 2014 financial statements, an increase in accrued ground rent of $1.0 million, which results from recording rental expense on a straight-line basis and an increase in deferred revenue of $0.6 million, primarily related to tenants prepaying their monthly rents and operating expense reimbursements. These cash inflows were partially offset by an increase in unbilled rent receivables of $5.9 million, which results from recording rental income on a straight-line basis and an increase in tenant and other receivables of $0.6 million.
Net cash provided by investing activities during the three months ended March 31, 2015 of $32.3 million primarily related to the sale of 123 William Street and the return of our principal invested of $35.1 million, free rent credits released from escrow of $3.7 million related to our August 2014 acquisition of 245-249 West 17th Street and $1.1 million of proceeds from the sale of investment securities. These cash inflows were partially offset by $7.5 million of capital expenditures and approximately $42,000 in purchases of additional investment securities.
Net cash used in financing activities of $19.9 million during the three months ended March 31, 2015 primarily related to dividends to common stockholders of $18.7 million, $0.6 million of dividends to restricted shareholders and distributions to OP unit and participating LTIP unit holders, increases to restricted cash of $0.4 million, primarily related to real estate tax escrows, payments of deferred financing costs of $0.1 million and principal payments on mortgage notes payable of $0.1 million.
Cash Flows for the Three Months Ended March 31, 2014
For the three months ended March 31, 2014, net cash provided by operating activities was $4.6 million.  The level of cash flows used in or provided by operating activities is affected by the timing of interest payments and the amount of borrowings outstanding during the period, as well as the receipt of scheduled rent payments and the level of property operating expenses. Cash flows provided by operating activities included a net loss adjusted for non-cash items, resulting in a cash inflow of $13.1 million (net loss of $8.2 million adjusted for depreciation and amortization of tangible and intangible real estate assets and other non-cash charges of $21.3 million), a decrease in prepaid expenses and other assets of $2.3 million, primarily related to the amortization of prepaid real estate taxes and an increase in accrued ground rent of $1.1 million, which results from recording rental expense on a straight-line basis. These cash inflows were partially offset by a decrease in accounts payable and accrued expenses of $5.4 million primarily due to fees paid to our Dealer Manager of $2.1 million for services rendered in 2013 related to exploring our liquidity event and payments related to previously accrued tenant improvements, an increase in unbilled rent receivables of $3.5 million, which results from recording rental income on a straight-line basis, an increase in tenant and other receivables of $1.8 million relating to tenant accounts receivable and accrued income on our preferred equity investment in 123 William Street as well as a decrease in deferred revenue of $1.3 million.
Net cash provided by investing activities during the three months ended March 31, 2014 of $2.2 million primarily related to $3.9 million of distributions from our unconsolidated joint venture in Worldwide Plaza. These cash inflows were partially offset by $1.4 million for capital expenditures and tenant improvements and $0.3 million of additional investments in Worldwide Plaza.
Net cash used in financing activities of $3.2 million during the three months ended March 31, 2014 primarily related to $11.8 million of dividends to stockholders, payments related to previously accrued offering costs of $1.4 million, increases to restricted cash of $0.6 million, payments of accrued common stock redemptions of $0.5 million and principal payments on mortgage notes payable of $0.1 million. These cash outflows were partially offset by proceeds received from the sale of common stock of $11.3 million.
Non-GAAP Financial Measures
This section includes non-GAAP financial measures, including Funds from Operations, Core Funds from Operations, Adjusted Funds from Operations, Earnings before Interest, Taxes and Depreciation and Amortization, Net Operating Income, Cash Net Operating Income and Adjusted Cash Net Operating Income. A description of these non-GAAP measures and reconciliations to the most directly comparable GAAP measure, which is net income, is provided below.

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
Core FFO is FFO, excluding acquisition and transaction related costs, other costs that are considered to be non-recurring, such as gains on sales of securities, non-recurring revenue, and other non-recurring expenses. The purchase of properties, and the corresponding expenses associated with that process, is a key operational feature of our business plan to generate operational income and cash flows in order to pay dividends or other amounts to our stockholders. In evaluating investments in real estate, we differentiate the costs to acquire the investment from the operations derived from the investment. By excluding expensed acquisition and transaction related costs as well as non-recurring revenues and expenses, we believe Core FFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management's analysis of the investing and operating performance of our properties.

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

The table below reflects the items deducted from or added to net loss in our calculation of FFO, Core FFO and AFFO during the period presented.  Items are presented net of non-controlling interest portions where applicable.

Three Months Ended
(In thousands)	March 31, 2015
Net loss (in accordance with GAAP)	$(8,460)
Depreciation and amortization, net of adjustments related to joint ventures	20,723
Depreciation and amortization related to unconsolidated joint venture(1)	6,431
FFO	18,694
Acquisition and transaction-related expenses	125
Gain on sale of investment securities	(48)
Non-recurring other income	(158)
Non-recurring general and administrative expense	500
Non-recurring straight-line rent bad debt expense	529
Core FFO	19,642
Plus:
Non-cash compensation expense	248
Deferred financing costs	1,138
Seller free rent credit	3,679
Minus:
Amortization of market lease intangibles	(2,124)
Mark-to-market adjustments on derivatives	4
Straight-line rent	(5,870)
Straight-line ground rent	987
Leasing commissions - second generation	(3)
Building improvements - second generation	(9)
Proportionate share of straight-line rent related to unconsolidated joint venture	(714)
AFFO	$16,978
___________________________

(1)	Proportionate share of depreciation and amortization related to unconsolidated joint venture and amortization of difference in basis.
Adjusted Earnings before Interest, Taxes, Depreciation and Amortization, Net Operating Income, Cash Net Operating Income and Adjusted Cash Net Operating Income.
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
Adjusted Cash NOI is Cash NOI after eliminating the effects of free rent.
The table below reflect the reconciliation of net loss to Adjusted EBITDA, NOI, Cash NOI and Adjusted Cash NOI during the period presented.

Three Months Ended
(In thousands)	March 31, 2015
Net income (loss) (in accordance with GAAP)	$(8,460)
Acquisition and transaction related	125
Depreciation and amortization	20,732
Interest expense	5,933
Gain (loss) on derivatives	4
Adjustments related to unconsolidated joint venture(1)	11,264
Adjusted EBITDA	29,598
General and administrative	3,950
Asset management fee to affiliate	3,144
Income from preferred equity investment, investment securities and interest	(930)
Preferred return on unconsolidated joint venture	(3,851)
Proportionate share of other adjustments related to unconsolidated joint venture	1,883
NOI	33,794
Amortization of above/below market lease assets and liabilities	(2,124)
Straight-line rent	(5,341)
Straight-line ground rent	987
Proportionate share of adjustments related to unconsolidated joint venture	(714)
Cash NOI	26,602
Free rent	4,498
Adjusted Cash NOI	$31,100
_________________

(1)	Proportionate share of adjustments related to unconsolidated joint venture and amortization of difference in basis.

Liquidity and Capital Resources
As of March 31, 2015, we had cash and cash equivalents of $49.4 million. In the normal course of business, our principal demands for funds are for operating expenses, dividends to our stockholders and principal and interest on our outstanding indebtedness. We expect to continue to increase the amount of cash flow generated from operating activities in future periods through future acquisitions and the stabilization of our current investment portfolio. Furthermore, we anticipate increased cash flow through future leasing activity and the contractual rent escalations included in a majority of our current leases during the primary term of the lease. Such increased cash flow will positively impact the amount of funds available for payments to our stockholders. Future sources of capital include proceeds from secured or unsecured financings from banks or other lenders, proceeds from offerings, including issuances of equity or debt securities, proceeds from the sale of properties and undistributed funds from operations. Our principal sources and uses of funds are further described below.
Principal Sources of Funds
Availability of Funds from Credit Facility
On April 14, 2014, we entered into our amended and restated credit facility ("Credit Facility") with Capital One, National Association ("Capital One"). The Credit Facility allows for total borrowings of up to $705.0 million with a $305.0 million term loan and a $400.0 million revolving loan which mature on August 20, 2018 and August 20, 2016, respectively. We have two one-year options to extend the revolving loan to August 20, 2018. The Credit Facility contains an "accordion feature" to allow us, under certain circumstances, to increase the aggregate loan borrowings to up to $1.0 billion of total borrowings. As of March 31, 2015, the outstanding balance of the term loan and revolving components of the credit facility was $305.0 million and $330.0 million, respectively, with a combined weighted average interest rate of 2.1%. The unused borrowing capacity, based on the value of the borrowing base properties as of March 31, 2015, was $18.1 million. Availability of borrowings is based on a pool of eligible unencumbered real estate assets.
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
Other Sources of Funds
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
Principal Use of Funds
Acquisitions and Capital Expenditures
As of March 31, 2015, we owned 23 properties. Our Advisor is actively and continuously evaluating potential acquisitions of real estate and real estate-related assets and engages in negotiations with sellers and borrowers on our behalf.
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
Dividends
We are required to distribute at least 90% of our annual REIT taxable income. During the three months ended March 31, 2015, we declared and paid a dividend rate equal to $0.46 per share per annum. Payments are made to stockholders of record at the close of business on the 8th day of each month, and payable on the 15th day of such month. Payments are dependent on the availability of funds. Amounts paid to our stockholders may be a return of capital and not a return on a stockholder's investment. Our board of directors may reduce the amount of dividends or distributions paid or suspend dividend payments at any time and therefore dividend payments are not assured.
Effective March 31, 2014, the board of directors approved the suspension of the DRIP.

During the three months ended March 31, 2015, dividends paid totaled $19.2 million, inclusive of $0.6 million of dividends paid on unvested restricted shares and distributions paid on LTIP units and OP units. During the three months ended March 31, 2015, cash used to pay our dividends was primarily generated from cash flows provided by operations and proceeds from the return of our preferred equity investment in 123 William Street.
The following table shows the sources for the payment of dividends for the periods presented:

	Three Months Ended
	March 31, 2015
(In thousands)		Percentage of Distributions
Distributions:
Dividends paid in cash	$18,634
Other(1)	613
Total dividends	$19,247
Source of distribution coverage:
Cash flows provided by (used in) operations	$14,446	75.1%
Proceeds from return of preferred equity investment	4,801	24.9%
Total sources of dividends	$19,247	100.0%
Cash flows provided by operations (GAAP basis)	$14,446
Net income (loss) attributable to stockholders (in accordance with GAAP)	$(8,199)
__________________

(1)	Includes dividends on unvested restricted shares and distributions on LTIP units and OP units.

The following table compares cumulative dividends paid to cumulative net loss (in accordance with GAAP) for the period from October 6, 2009 (date of inception) through March 31, 2015:

For the Period from October 6, 2009 (date of inception) to
(In thousands)	March 31, 2015
Dividends paid:
Preferred stockholders	$2,158
Common stockholders in cash	106,499
Common stockholders pursuant to DRIP / offering proceeds	41,548
Other(1)	1,699
Total dividends paid	$151,904

Reconciliation of net loss:
Revenues	$277,690
Acquisition and transaction-related expenses	(42,701)
Fair value of listing promote(2)	(33,479)
Vesting of asset management fees	(11,500)
Depreciation and amortization	(150,462)
Other operating expenses	(125,948)
Other non-operating expenses	(47,907)
Net income attributable to non-controlling interests	1,538
Net loss (in accordance with GAAP)(3)	$(132,769)

Cash flows provided by operations	$32,467

FFO	$52,427
__________________________________

(1)	Includes dividends on unvested restricted shares and distributions on LTIP units and OP units.

(2)	Equity-based compensation issued to the Advisor and its affiliates in connection with the Listing.

(3)	Net loss as defined by GAAP includes the non-cash impact of depreciation and amortization expense, valuations of derivatives as well as acquisition and transaction related costs.
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
Loan Obligations
As of March 31, 2015, we had consolidated mortgage notes payable of $172.1 million, excluding our pro-rata share of unconsolidated mortgage debt relating to Worldwide Plaza of $427.9 million. As of March 31, 2015, the consolidated mortgage notes payable had a weighted average interest rate of 3.6% and our pro-rata share of unconsolidated mortgage debt relating to Worldwide Plaza had a weighted average interest rate of 4.6%.
The payment terms of our loan obligations require principal and interest amounts payable monthly with all unpaid principal and interest due at maturity. Our loan agreements requires us to comply with specific reporting covenants. As of March 31, 2015, we were in compliance with the debt covenants under our loan agreements, as modified by a waiver received for the late filing of our Annual Report on Form 10-K.

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
Contractual Obligations
Debt Obligations
The following is a summary of our contractual debt obligations as of March 31, 2015:

			Years Ended December 31,
(In thousands)	Total	April 1, 2015 - December 31, 2015	2016 — 2017	2018 — 2019	Thereafter
Principal payments due:
Mortgage notes payable	$172,121	$21,673	$130,897	$9,350	$10,201
Credit facility	635,000	—	330,000	305,000	—
	$807,121	$21,673	$460,897	$314,350	$10,201
Interest payments due:
Mortgage notes payable	$15,226	$4,604	$8,825	$1,324	$473
Credit facility	31,551	9,685	17,531	4,335	—
	$46,777	$14,289	$26,356	$5,659	$473
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

			Years Ended December 31,
(In thousands)	Total	April 1, 2015 - December 31, 2015	2016 — 2017	2018 — 2019	Thereafter
Capital lease obligations	$3,899	$65	$172	$172	$3,490
Operating lease obligations	275,515	3,590	9,863	10,435	251,627
Total lease obligations	$279,414	$3,655	$10,035	$10,607	$255,117
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
As of March 31, 2015, our debt consisted of both fixed and variable-rate debt. We had fixed-rate secured mortgage notes payable and fixed-rate loans under our Credit Facility, with an aggregate carrying value of $252.1 million and a fair value of $272.4 million. Changes in market interest rates on our fixed-rate debt impact the fair value of the notes, but it has no impact on interest due on the notes. For instance, if interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our obligation to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed–rate debt assumes an immediate 100 basis point move in interest rates from their March 31, 2015 levels, with all other variables held constant.  A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt by $2.6 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt by $2.3 million.
As of March 31, 2015, our variable-rate portion of the Credit Facility had a carrying and fair value of $555.0 million. Interest rate volatility associated with this variable-rate Credit Facility affects interest expense incurred and cash flow. The sensitivity analysis related to our variable-rate debt assumes an immediate 100 basis point move in interest rates from their March 31, 2015 levels, with all other variables held constant. A 100 basis point increase or decrease in variable interest rates on our variable-rate Credit Facility would increase or decrease our interest expense by $5.6 million annually.
These amounts were determined by considering the impact of hypothetical interest rates changes on our borrowing costs, and assuming no other changes in our capital structure. As the information presented above includes only those exposures that existed as of March 31, 2015, it does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15 promulgated under the Exchange Act, the Company is required to establish and maintain disclosure controls and procedures as defined in subparagraph (e) of that rule. Management is required to evaluate, with the participation of its Chief Executive Officer and Chief Financial Officer, the effectiveness of its disclosure controls and procedures as of the end of each fiscal quarter. Management has identified material weaknesses in the Company’s internal control over financial reporting and management, including each of the Chief Executive Officer and Chief Financial Officer, has concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2015 due to these material weaknesses. Management believes the consolidated financial statements contained herein present fairly, in all material respects, our financial position as of the specified dates and our results of operations and cash flows for the specified periods.

Changes in Internal Control Over Financial Reporting.
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.
During the period covered by this Quarterly Report on Form 10-Q, management concluded that our internal control over financial reporting was not effective as of December 31, 2014 or March 31, 2015 due to the material weaknesses in internal control over financial reporting described in our Annual Report on Form 10-K filed with the SEC on May 11, 2015. Management, with the concurrence of the Audit Committee of the Board of Directors of the Company has directed management to proceed with a remediation plan, which is also described in our Annual Report on Form 10-K filed with the SEC on May 11, 2015. The implementation of this remediation plan in future periods is expected to be reflected as changes in our internal control over reporting in future periods.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
The information related to litigation and regulatory matters contained in “Note 12 — Commitments and Contingencies” of our notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q is incorporated by reference into this Item 1. Except as set forth therein, as of the end of the period covered by this Quarterly Report on Form 10-Q, we are not a party to, and none of our properties are subject to, any material pending legal proceedings.
Item 1A. Risk Factors.
There have been no material changes to the risk factors previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2014.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sale of Unregistered Equity Securities
None.
Use of Proceeds from Sales of Registered Securities
We used substantially all of the net proceeds from our IPO, net of cumulative offering costs of $175.0 million, to acquire income-producing commercial real estate in New York City, primarily office and retail properties in Manhattan. As of March 31, 2015, we have used the net proceeds from our IPO, secured debt financing and Credit Facility to purchase 23 properties.
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
Chief Executive Officer and President (Principal Executive Officer)

By:	/s/ Gregory W. Sullivan
Gregory W. Sullivan
Chief Operating Officer, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)

Date: May 11, 2015

EXHIBIT INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 (and are numbered in accordance with Item 601 of Regulation S-K).

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
XBRL (eXtensible Business Reporting Language). The following materials from New York REIT, Inc.'s Quarterly Report on Form 10-Q for the three months ended March 31, 2015, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this information in furnished and not filed for purpose of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934

_____________________
* Filed herewith