Form 10-Q
period 2015-06-30
New York REIT, Inc.
filed 2015-08-07
CIK 1474464

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of July 31, 2015, the registrant had 162,525,172 shares of common stock, $0.01 par value per share, outstanding.

NEW YORK REIT, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
NEW YORK REIT, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)

	June 30,	December 31,
	2015	2014
ASSETS	(Unaudited)
Real estate investments, at cost:
Land	$494,065	$494,065
Buildings, fixtures and improvements	1,247,070	1,235,918
Acquired intangible assets	156,657	158,383
Total real estate investments, at cost	1,897,792	1,888,366
Less accumulated depreciation and amortization	(166,680)	(124,178)
Total real estate investments, net	1,731,112	1,764,188
Cash and cash equivalents	27,486	22,512
Restricted cash	1,854	6,347
Investment securities, at fair value	3,563	4,659
Investments in unconsolidated joint venture	226,306	225,501
Preferred equity investment	—	35,100
Derivatives, at fair value	10	205
Tenant and other receivables	4,725	4,833
Unbilled rent receivables	39,055	30,866
Prepaid expenses and other assets	14,528	13,195
Deferred costs, net	13,010	13,429
Total assets	$2,061,649	$2,120,835
LIABILITIES AND EQUITY
Mortgage notes payable	$171,998	$172,242
Credit facility	635,000	635,000
Market lease intangibles, net	77,921	84,220
Derivatives, at fair value	1,751	1,276
Accounts payable, accrued expenses and other liabilities (including amounts due to affiliates of $268 and $575 as of June 30, 2015 and December 31, 2014, respectively)	29,160	27,850
Deferred rent	4,481	4,550
Dividends payable	48	20
Total liabilities	920,359	925,158
Preferred stock, $0.01 par value; 40,866,376 shares authorized, none issued and outstanding	—	—
Convertible preferred stock, $0.01 par value; 9,133,624 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 300,000,000 shares authorized, 162,556,189 and 162,181,939 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	1,626	1,622
Additional paid-in capital	1,402,791	1,401,619
Accumulated other comprehensive loss	(1,570)	(816)
Accumulated deficit	(309,669)	(255,478)
Total stockholders' equity	1,093,178	1,146,947
Non-controlling interests	48,112	48,730
Total equity	1,141,290	1,195,677
Total liabilities and equity	$2,061,649	$2,120,835
The accompanying notes are an integral part of these consolidated financial statements.

NEW YORK REIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Rental income	$32,130	$26,104	$64,661	$53,275
Hotel revenue	7,363	6,542	11,572	9,447
Operating expense reimbursements and other revenue	4,184	3,303	8,346	6,819
Total revenues	43,677	35,949	84,579	69,541
Operating expenses:
Property operating	10,098	8,304	21,067	17,162
Hotel operating	6,495	5,775	12,165	10,922
Operating fees to the Advisor	3,101	2,274	6,245	2,274
Acquisition and transaction related	96	11,577	221	11,646
Vesting of asset management fees	—	11,500	—	11,500
Change in fair value of listing promote	—	38,100	—	38,100
General and administrative	5,203	2,758	9,153	4,119
Depreciation and amortization	22,154	20,222	42,886	41,235
Total operating expenses	47,147	100,510	91,737	136,958
Operating loss	(3,470)	(64,561)	(7,158)	(67,417)
Other income (expenses):
Interest expense	(6,024)	(4,813)	(11,957)	(8,752)
Income (loss) from unconsolidated joint venture	570	948	805	(1,036)
Income from preferred equity investment, investment securities and interest	8	677	938	1,301
Gain (loss) on derivative instruments	—	1	(4)	1
Total other expenses	(5,446)	(3,187)	(10,218)	(8,486)
Net loss	(8,916)	(67,748)	(17,376)	(75,903)
Net loss attributable to non-controlling interests	257	511	518	510
Net loss attributable to stockholders	$(8,659)	$(67,237)	$(16,858)	$(75,393)

Other comprehensive income (loss):
Unrealized gain (loss) on derivatives	$427	$(1,035)	$(666)	$(1,161)
Unrealized gain (loss) on investment securities	(192)	204	(88)	328
Total other comprehensive income (loss)	235	(831)	(754)	(833)
Comprehensive loss attributable to stockholders	$(8,424)	$(68,068)	$(17,612)	$(76,226)

Basic and diluted net loss per share attributable to stockholders	$(0.05)	$(0.40)	$(0.10)	$(0.44)
Dividends declared per common share	$0.12	$0.08	$0.23	$0.23
The accompanying notes are an integral part of these consolidated financial statements.

NEW YORK REIT, INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
Six Months Ended June 30, 2015
(In thousands, except share data)
(Unaudited)

	Common Stock			Accumulated Other Comprehensive Loss
	Number of Shares	Par Value	Additional Paid-In Capital		Accumulated Deficit	Total Stockholders' Equity	Non- controlling Interests	Total Equity
Balance, December 31, 2014	162,181,939	$1,622	$1,401,619	$(816)	$(255,478)	$1,146,947	$48,730	$1,195,677
OP units converted to common stock	92,751	1	973	—	—	974	(974)	—
Equity-based compensation	281,499	3	199	—	—	202	2,235	2,437
Distributions to non-controlling interest holders	—	—	—	—	—	—	(1,361)	(1,361)
Dividends declared	—	—	—	—	(37,333)	(37,333)	—	(37,333)
Net loss	—	—	—	—	(16,858)	(16,858)	(518)	(17,376)
Other comprehensive loss	—	—	—	(754)	—	(754)	—	(754)
Balance, June 30, 2015	162,556,189	$1,626	$1,402,791	$(1,570)	$(309,669)	$1,093,178	$48,112	$1,141,290
The accompanying notes are an integral part of these consolidated financial statements.

NEW YORK REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(17,376)	$(75,903)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	42,886	41,235
Amortization of deferred financing costs	2,300	2,150
Accretion of below- and amortization of above-market lease liabilities and assets, net	(3,966)	(4,719)
Vesting of asset management fees	—	11,500
Equity-based compensation	2,437	2,074
Loss on fair value of the listing promote and other derivatives	4	38,099
Loss (income) from unconsolidated joint venture	(805)	1,036
Gain on sale of investment securities	(48)	—
Bad debt expense	556	66
Changes in assets and liabilities:
Tenant and other receivables	89	(2,252)
Unbilled rent receivables	(8,726)	(6,081)
Prepaid expenses, other assets and deferred costs	(3,274)	1,524
Accrued unbilled ground rent	1,774	2,174
Accounts payable and accrued expenses	550	(4,972)
Due from affiliated entities	—	(1,041)
Deferred rent and other liabilities	(69)	(2,738)
Net cash provided by operating activities	16,332	2,152
Cash flows from investing activities:
Proceeds from sale of preferred equity investment	35,100	—
Acquisition funds released from escrow	4,551	—
Additional investment in unconsolidated joint venture and preferred equity investment	—	(3,872)
Capital expenditures	(12,940)	(2,868)
Distributions from unconsolidated joint venture	—	5,177
Proceeds from sale of investment securities	1,098	—
Purchase of investment securities	(42)	(3,000)
Net cash provided by (used in) investing activities	27,767	(4,563)
Cash flows from financing activities:
Payments on mortgage notes payable	(244)	(234)
Payments of financing costs	(157)	(7,258)
Proceeds from issuance of common stock	—	11,311
Repurchases of common stock, inclusive of fees and expenses	—	(154,269)
Payments of offering costs and fees related to stock issuances	—	(1,462)
Dividends paid	(37,305)	(28,830)
Distributions to non-controlling interest holders	(1,361)	(98)
Proceeds from issuance of operating partnership units	—	750
Restricted cash	(58)	(260)
Net cash used in financing activities	(39,125)	(180,350)
Net increase (decrease) in cash and cash equivalents	4,974	(182,761)
Cash and cash equivalents, beginning of period	22,512	233,377
Cash and cash equivalents, end of period	$27,486	$50,616

NEW YORK REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2015	2014
Supplemental disclosures:
Cash paid for interest	$9,761	$6,630
Dividends payable	48	—
Accrued capital expenditures	2,546	—
Conversion of OP units to common stock	974	—
Common stock issued through distribution reinvestment plan	—	19,019

The accompanying notes are an integral part of these consolidated financial statements.

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

Note 1 — Organization
New York REIT, Inc. (the "Company") focuses on acquiring and owning income-producing commercial real estate in New York City, primarily office and retail properties located in Manhattan. The Company may also acquire multifamily, industrial, hotel and other types of real properties as well as originate or acquire first mortgage loans, mezzanine loans, or preferred equity interests related to New York City real estate. The Company purchased its first property and commenced active operations in June 2010. As of June 30, 2015, the Company owned 23 properties and real estate-related assets.
The Company, incorporated on October 6, 2009, is a Maryland corporation that qualified as a real estate investment trust for U.S. federal income tax purposes ("REIT") beginning with its taxable year ended December 31, 2010. The Company operated as a non-traded REIT through April 14, 2014. On April 15, 2014, the Company listed its common stock on the New York Stock Exchange ("NYSE") under the symbol "NYRT" (the "Listing").
Substantially all of the Company's business is conducted through New York Recovery Operating Partnership, L.P. (the "OP"), a Delaware limited partnership. The Company has no direct employees. The Company has retained New York Recovery Advisors, LLC (the "Advisor") to manage its affairs on a day-to-day basis. New York Recovery Properties, LLC (the "Property Manager") serves as the Company's property manager, unless services are performed by a third party for specific properties. Realty Capital Securities, LLC (the "Dealer Manager") served as the dealer manager of the initial public offering, which was ongoing from September 2010 to December 2013 (the "IPO") and continues to provide the Company with various services. The Advisor, Property Manager and Dealer Manager are under common control with AR Capital, LLC ("ARC"), the parent of the Company's sponsor, American Realty Capital III, LLC (the "Sponsor"), as a result of which, they are related parties and receive compensation, fees and expense reimbursements for services related to the investment and management of the Company's assets.
Note 2 — Summary of Significant Accounting Policies
The accompanying consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results for the entire year or any subsequent interim period.
These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of, and for the year ended December 31, 2014, which are included in the Company's Annual Report on Form 10-K filed with the SEC on May 11, 2015. There have been no significant changes to the Company's significant accounting policies during the three and six months ended June 30, 2015, other than the updates described below and the subsequent notes.
Reclassifications
Certain prior quarter amounts have been reclassified to conform to the current quarter presentation, specifically the amortization of the basis difference related to our unconsolidated joint venture of $3.2 million and $6.5 million, respectively, for the three and six months ended June 30, 2014, which have been reflected as a component of income (loss) from unconsolidated joint venture instead of depreciation and amortization in the accompanying consolidated statements of operations and comprehensive loss. See Note 4 — Investment in Unconsolidated Joint Venture.

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued revised guidance relating to revenue recognition. Under the revised guidance, an entity is required to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The revised guidance was to become effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption was not permitted under GAAP. The revised guidance allows entities to apply the full retrospective or modified retrospective transition method upon adoption. In July 2015, the FASB deferred the effective date of the revised guidance by one year to annual reporting periods beginning after December 15, 2017, although entities will be allowed to early adopt the guidance as of the original effective date. The Company has not yet selected a transition method and is currently evaluating the impact of the new guidance.
In January 2015, the FASB issued updated guidance that eliminates from GAAP the concept of an event or transaction that is unusual in nature and occurs infrequently being treated as an extraordinary item. The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Any amendments may be applied either prospectively or retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company has opted to adopt this revised guidance early and has determined that there has been no impact to its financial position, results of operations and cash flows.
Note 3 — Real Estate Investments
 There were no real estate assets acquired or related liabilities assumed during the three and six months ended June 30, 2015 or 2014.
The following table presents future minimum base cash rental payments due to the Company, excluding future minimum base cash rental payments related to unconsolidated joint ventures, subsequent to June 30, 2015. These amounts exclude contingent rental payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes among other items.

(In thousands)	Future Minimum Base Cash Rental Payments
July1, 2015 - December 31, 2015	$54,519
2016	97,681
2017	97,864
2018	95,800
2019	94,466
Thereafter	647,264
$1,087,594
The following table lists the tenants whose annualized cash rent represented greater than 10% of total annualized cash rent as of June 30, 2015 and 2014, including annualized cash rent related to the Company's unconsolidated joint venture:

		June 30,
Property Portfolio	Tenant	2015	2014
Worldwide Plaza	Cravath, Swaine & Moore, LLP	16%	18%
Worldwide Plaza	Nomura Holdings America, Inc.	10%	12%
The termination, delinquency or non-renewal of any of the above tenants may have a material adverse effect on net income (loss). No other tenant represents more than 10% of annualized cash rent as of June 30, 2015 and 2014.

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

Note 4 — Investment in Unconsolidated Joint Venture
On October 30, 2013, the Company purchased a 48.9% equity interest in WWP Holdings, LLC ("Worldwide Plaza") for a contract purchase price of $220.1 million, based on the property value for Worldwide Plaza of $1,325.0 million less $875.0 million of debt on the property. As of June 30, 2015, the Company's pro-rata portion of debt on Worldwide Plaza was $427.9 million. The debt on the property has a weighted average interest rate of 4.6% and matures in March 2023. The Company accounts for the investment in Worldwide Plaza using the equity method of accounting because the Company exercises significant influence over, but does not control, the entity.
Pursuant to the terms of the membership agreement governing the Company’s purchase of the 48.9% equity interest in Worldwide Plaza, the Company retains an option to purchase the balance of the equity interest in Worldwide Plaza beginning 38 months following the closing of the acquisition, or December 2016, at an agreed-upon property value of $1.4 billion, subject to certain adjustments, including, but not limited to, adjustments for certain loans that are outstanding at the time of exercise, adjustments for the percentage equity interest being acquired and any of the Company's preferred return in arrears. If the Company does not exercise its purchase option, it will be subject to a fee in the amount of $25.0 million.
At acquisition, the Company's investment in Worldwide Plaza exceeded the Company's share of the book value of the net assets of Worldwide Plaza by $260.6 million. This basis difference resulted from the excess of the Company's purchase price for its equity interest in Worldwide Plaza over the book value of Worldwide Plaza's net assets. Substantially all of this basis difference was allocated to the fair values of Worldwide Plaza's assets and liabilities. The Company amortizes the basis difference over the anticipated useful lives of the underlying tangible and intangible assets acquired and liabilities assumed. The basis difference related to the land will be recognized upon disposition of the Company's investment. As of June 30, 2015 and December 31, 2014, the carrying value of the Company's investment in Worldwide Plaza was $226.3 million and $225.5 million, respectively.
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
The condensed balance sheets as of June 30, 2015 and December 31, 2014 for Worldwide Plaza are as follows:

(In thousands)	June 30, 2015	December 31, 2014
	(Unaudited)
Real estate assets, at cost	$713,339	$704,143
Less accumulated depreciation and amortization	(107,075)	(97,181)
Total real estate assets, net	606,264	606,962
Other assets	269,005	255,784
Total assets	$875,269	$862,746

Debt	$875,000	$875,000
Other liabilities	18,807	12,442
Total liabilities	893,807	887,442
Deficit	(18,538)	(24,696)
Total liabilities and deficit	$875,269	$862,746

Company's basis	$226,306	$225,501

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

The condensed statement of operations for the three and six months ended June 30, 2015 and 2014 for Worldwide Plaza is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2015	2014	2015	2014
Rental income	$30,751	$27,739	$61,265	$55,394
Other revenue	1,232	1,229	2,449	2,444
Total revenue	31,983	28,968	63,714	57,838
Operating expenses:
Operating expense	11,727	10,779	23,967	22,292
Depreciation and amortization	6,864	6,260	13,714	12,628
Total operating expenses	18,591	17,039	37,681	34,920
Operating income	13,392	11,929	26,033	22,918
Interest expense	(9,992)	(9,992)	(19,874)	(19,874)
Net income	3,400	1,937	6,159	3,044
Preferred return	(3,894)	(1,334)	(7,745)	(7,745)
Net income (loss) to members	$(494)	$603	$(1,586)	$(4,701)
Net income (loss) related to Worldwide Plaza includes the Company's pro rata share of Worldwide Plaza net income (loss) to members as well as the Company's preferred return less depreciation and amortization expenses related to the amortization of the basis difference. The following table presents the components of the income (loss) related to the Company's investment in Worldwide Plaza for the periods presented, which is included in income (loss) from unconsolidated joint venture on the consolidated statements of operations and comprehensive loss.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2015	2014	2015	2014
Company's preferred return	$3,894	$3,894	$7,745	$7,745
Company's share of net loss from Worldwide Plaza	(242)	(957)	(776)	(2,299)
Amortization of basis difference	(3,082)	(3,241)	(6,164)	(6,482)
Reallocation of net loss to members	—	1,252	—	—
Company's income (loss) from Worldwide Plaza	$570	$948	$805	$(1,036)
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
The preferred equity investment had a fixed return based on contributed capital, no participation in profits or losses of the real estate activities, and property foreclosure rights in the event of default. As such, the Company recorded returns earned in income from preferred equity investment, investment securities and interest income on the consolidated statements of operations and comprehensive loss.
Note 6 — Investment Securities
The Company's investment securities are comprised of investments in redeemable preferred stock and equity securities, with an aggregate fair value of $3.6 million and $4.7 million as of June 30, 2015 and December 31, 2014, respectively. The equity securities consist of a real estate income fund that is managed by an affiliate of the Sponsor. See Note 14 — Related Party Transactions and Arrangements.

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

The Company's preferred stock investment is redeemable at the issuer's option after five years from issuance.
The following table details the unrealized gains and losses on investment securities as of June 30, 2015 and December 31, 2014:

(In thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2015
Redeemable preferred stock	$238	$15	$—	$253
Equity securities	3,169	141	—	3,310
Total	$3,407	$156	$—	$3,563
December 31, 2014
Redeemable preferred stock	$1,288	$21	$(12)	$1,297
Equity securities	3,127	235	—	3,362
Total	$4,415	$256	$(12)	$4,659
As of June 30, 2015, the Company did not have any securities in a continuous unrealized loss position. No other-than-temporary impairment charges were recognized during the three and six months ended June 30, 2015 and 2014.
Note 7 — Credit Facility
On April 14, 2014, the Company entered into an amendment to its credit facility with Capital One (the "Credit Facility"). The Credit Facility allows for total borrowings of up to $705.0 million with a $305.0 million term loan and a $400.0 million revolving loan. The term loan component of the Credit Facility matures in August 2018 and the revolving loan component matures in August 2016. The Company has two options to extend the maturity date of the revolving loan component of the credit facility through August 2018. The Credit Facility contains an "accordion feature" to allow the Company, under certain circumstances, and with the consent of its lenders, to increase the aggregate loan borrowings to up to $1.0 billion of total borrowings.
The Company has the option, based upon its corporate leverage, to have the Credit Facility priced at either: (a) LIBOR, plus an applicable margin that ranges from 1.50% to 2.25%; or (b) the Base Rate plus an applicable margin that ranges from 0.50% to 1.25%. Base Rate is defined in the Credit Facility as the greater of (i) the fluctuating annual rate of interest announced from time to time by the lender as its “prime rate,” (ii) 0.50% above the federal funds effective rate and (iii) 1.00% above the applicable one-month LIBOR. The outstanding balance of the term and revolving portions of the Credit Facility was $305.0 million and $330.0 million, respectively, as of June 30, 2015 and December 31, 2014. The Credit Facility had a combined weighted average interest rate of 2.10% and 2.08% as of June 30, 2015 and December 31, 2014, respectively, a portion of which is fixed with an interest rate swap. The Credit Facility includes an unused commitment fee per annum of (a) 0.15% if the unused balance of the facility is equal to or less than 50% of the available facility and (b) 0.25% if the unused balance of the facility exceeds 50% of the available facility. The unused borrowing capacity, based on the borrowing base properties as of June 30, 2015, was $20.2 million. Availability of borrowings is based on a pool of eligible unencumbered real estate assets.
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
The Credit Facility requires the Company to meet certain financial covenants, including the maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios) as well as the maintenance of a minimum net worth. As of June 30, 2015, the Company was in compliance with the debt covenants under the Credit Facility.

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

Note 8 — Mortgage Notes Payable
The Company's mortgage notes payable as of June 30, 2015 and December 31, 2014 consist of the following:

		Outstanding Loan Amount
Portfolio	Encumbered Properties	June 30, 2015	December 31, 2014	Effective Interest Rate	Interest Rate		Maturity
		(In thousands)	(In thousands)
Design Center	1	$20,000	$20,198	4.4%	Fixed		Dec. 2021
Bleecker Street	3	21,300	21,300	4.3%	Fixed		Dec. 2015
Foot Locker	1	3,250	3,250	4.6%	Fixed		Jun. 2016
Regal Parking Garage	1	3,000	3,000	4.5%	Fixed		Jul. 2016
Duane Reade	1	8,400	8,400	3.6%	Fixed		Nov. 2016
Washington Street Portfolio	1	4,695	4,741	4.4%	Fixed		Dec. 2021
One Jackson Square	1	13,000	13,000	3.4%	Fixed	(1)	Dec. 2016
350 West 42nd Street	1	11,365	11,365	3.4%	Fixed		Aug. 2017
1100 Kings Highway	1	20,200	20,200	3.4%	Fixed	(1)	Aug. 2017
1623 Kings Highway	1	7,288	7,288	3.3%	Fixed	(1)	Nov. 2017
256 West 38th Street	1	24,500	24,500	3.1%	Fixed	(1)	Dec. 2017
229 West 36th Street	1	35,000	35,000	2.9%	Fixed	(1)	Dec. 2017
	14	$171,998	$172,242	3.6%	(2)
______________________

(1)	Fixed through an interest rate swap agreement.

(2)	Calculated on a weighted average basis for all mortgages outstanding as of June 30, 2015.
Real estate investments of $314.9 million, at cost, at June 30, 2015 have been pledged as collateral to their respective mortgages and are not available to satisfy our corporate debts and obligations unless first satisfying the mortgage note payable on the properties.
The following table summarizes the scheduled aggregate principal repayments subsequent to June 30, 2015:

(In thousands)	Future Minimum Principal Payments
July 1, 2015 - December 31, 2015	$21,550
2016	28,167
2017	102,730
2018	4,573
2019	4,777
Thereafter	10,201
Total	$171,998
Some of the Company's mortgage note agreements require compliance with certain property-level financial covenants including debt service coverage ratios. As of June 30, 2015, the Company was in compliance with the financial covenants under its mortgage note agreements.

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

Note 9 — Subordinated Listing Distribution Derivative
Upon occurrence of the Listing, New York Recovery Special Limited Partnership, LLC (the "SLP") became entitled to begin receiving distributions of net sale proceeds pursuant to its special limited partner interest in the OP (the "SLP Interest") in an aggregate amount that was evidenced by the issuance of a note by the OP (the "Listing Note"). The Listing Note was equal to 15.0% of the amount, if any, by which (a) the average market value of the Company’s outstanding common stock for the period 180 days to 210 days after the Listing, plus dividends paid by the Company prior to the Listing, exceeded (b) the sum of the total amount of capital raised from stockholders during the Company’s IPO and the amount of cash flow necessary to generate a 6.0% annual cumulative, non-compounded return to such stockholders. Concurrently with the Listing, the Company, as general partner of the OP, caused the OP to enter into the Listing Note Agreement dated April 15, 2014 by and between the OP and the SLP, and caused the OP to issue the Listing Note. The Listing Note was evidence of the SLP's right to receive distributions of net sales proceeds from the sale of the Company's real estate and real estate-related assets up to an aggregate amount equal to the principal balance of the Listing Note. Pursuant to the terms of the Partnership Agreement, the SLP had the right, but not the obligation, to convert all or a portion of the SLP interest into OP units, which are convertible into shares of the Company's common stock.
The principal amount of the Listing Note was determinable based, in part, on the actual market value of the Company’s outstanding common stock for the period 180 days to 210 days after the Listing. Until the final principal amount of the Listing Note was determined in November 2014, the Listing Note was considered a derivative which was marked to fair value at each reporting date, with changes in the fair value recorded in the consolidated statements of operations and comprehensive loss, which totaled $38.1 million during the three and six months ended June 30, 2014.
The principal amount of the Listing Note was determined to be $33.5 million and was recorded as an expense in the consolidated statements of operations and comprehensive loss during the year ended December 31, 2014. On November 21, 2014, at the request of the SLP, the Listing Note was converted into 3,062,512 OP units and the value of the Listing Note was reclassified from derivative liabilities to non-controlling interest on the consolidated balance sheets.
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

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

Although the Company has determined that the majority of the inputs used to value its interest rate swaps fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those interest rate swaps utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of June 30, 2015 and December 31, 2014, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its interest rate swap positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company's interest rate swaps. As a result, the Company has determined that its interest rate swap valuations in their entirety are classified in Level 2 of the fair value hierarchy. See Note 11 — Interest Rate Derivatives and Hedging Activities.
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
The Company has investments in redeemable preferred stock and an equity security that are traded in active markets and therefore, due to the availability of quoted market prices in active markets, the Company classified these investments as Level 1 in the fair value hierarchy.
The following table presents information about the Company's assets and liabilities (including derivatives that are presented net) measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014, aggregated by the level in the fair value hierarchy within which those instruments fall:

(In thousands)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
June 30, 2015
Interest rate swaps, net	$—	$(1,741)	$—	$(1,741)
Investment securities	$3,563	$—	$—	$3,563
December 31, 2014
Interest rate swaps, net	$—	$(1,071)	$—	$(1,071)
Investment securities	$4,659	$—	$—	$4,659
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets. There were no transfers between levels of the fair value hierarchy during the three and six months ended June 30, 2015.
Financial instruments not carried at fair value
The Company is required to disclose the fair value of financial instruments for which it is practicable to estimate the value. The fair value of short-term financial instruments such as cash and cash equivalents, restricted cash, prepaid expenses and other assets, notes payable, accounts payable and dividends payable approximates their carrying value on the consolidated balance sheets due to their short-term nature. The fair values of the Company's financial instruments that are not reported at fair value on the consolidated balance sheet are reported below.

		Carrying Amount at	Fair Value at	Carrying Amount at	Fair Value at
(In thousands)	Level	June 30, 2015	June 30, 2015	December 31, 2014	December 31, 2014
Mortgage notes payable	3	$171,998	$173,315	$172,242	$174,468
Credit facility	3	$635,000	$637,865	$635,000	$651,579
Preferred equity investment	3	$—	$—	$35,100	$34,800
The fair value of mortgage notes payable, the fixed-rate portions of term loans on the credit facility, and the preferred equity investment are estimated using a discounted cash flow analysis based on similar types of arrangements. The Company's preferred equity investment was repaid in March 2015. See Note 5 — Preferred Equity Investment. Advances under the credit facility with variable interest rates and advances under the revolving portion of the credit facility are considered to be reported at fair value.

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

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
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The Company uses such derivatives to hedge the variable cash flows associated with variable-rate debt.
Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company's variable-rate debt. During the next 12 months, the Company estimates that an additional $1.7 million will be reclassified from other comprehensive income (loss) as an increase to interest expense.
As of June 30, 2015 and December 31, 2014, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk.

	June 30, 2015		December 31, 2014
Interest Rate Derivative	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Interest rate swaps	6	$179,988	6	$179,988
The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the consolidated balance sheets as of June 30, 2015 and December 31, 2014:

(In thousands)	Balance Sheet Location	June 30, 2015	December 31, 2014
Derivatives designated as hedging instruments:
Interest rate swaps	Derivative assets, at fair value	$10	$205
Interest rate swaps	Derivative liabilities, at fair value	$(1,751)	$(1,276)

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

Derivatives in Cash Flow Hedging Relationships
The table below details the location in the financial statements of the income or loss recognized on interest rate derivatives designated as cash flow hedges for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2015	2014	2015	2014
Amount of loss recognized in accumulated other comprehensive income (loss) from interest rate derivatives (effective portion)	$(100)	$(1,575)	$(1,719)	$(2,232)
Amount of loss reclassified from accumulated other comprehensive income (loss) into income as interest expense (effective portion)	$(527)	$(540)	$(1,053)	$(1,071)
Amount of loss recognized in loss on derivative instruments (ineffective portion and amount excluded from effectiveness testing)	$—	$—	$(4)	$—
Offsetting Derivatives
The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company's derivatives as of June 30, 2015 and December 31, 2014. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the accompanying balance sheets.

				Gross Amounts Not Offset on the Balance Sheet
Derivatives (In thousands)	Gross Amounts of Recognized Assets	Gross Amounts of Recognized Liabilities	Net Amounts of Assets (Liabilities) presented on the Balance Sheet	Financial Instruments	Cash Collateral Posted	Net Amount
June 30, 2015	$10	$(1,751)	$(1,741)	$—	$—	$(1,741)
December 31, 2014	$205	$(1,276)	$(1,071)	$—	$—	$(1,071)
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
As of June 30, 2015, the fair value of derivatives in a net liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $1.9 million. As of June 30, 2015, the Company has not posted any collateral related to its agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at the aggregate termination value of $1.9 million at June 30, 2015.
Note 12 — Common Stock
As of June 30, 2015 and December 31, 2014, the Company had 162.6 million and 162.2 million shares of common stock outstanding, respectively, including unvested restricted stock, converted preferred shares and shares issued under the distribution reinvestment plan (the "DRIP"), but not including limited partnership units of the OP (the "OP units") or Long-term Incentive Plan units ("LTIP units") which may in the future be convertible into shares of common stock.

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

From December 2010 to April 2014, the Company declared and paid dividends at a dividend rate equal to $0.605 per annum per share of common stock. The dividends were paid by the fifth day following each month end to stockholders of record at the close of business each day during the prior month at a per share rate of 0.0016575342 per day. In April 2014, the Company's board of directors authorized, and the Company declared, a monthly dividend at an annualized rate equal to $0.46 per share per annum. Beginning in April 2014, dividends are paid to stockholders of record on the close of business on the 8th day of each month, payable on the 15th day of such month. The Company's board of directors may reduce the amount of dividends paid or suspend dividend payments at any time and therefore dividend payments are not assured.
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

	Future Minimum Base Rent Payments
(In thousands)	Operating Leases	Capital Leases
July 1, 2015 - December 31, 2015	$2,450	$43
2016	4,958	86
2017	4,905	86
2018	5,089	86
2019	5,346	86
Thereafter	251,627	3,490
Total minimum lease payments	$274,375	$3,877
Less: amounts representing interest		(1,753)
Total present value of minimum lease payments		$2,124
Total rental expense related to operating leases was $1.9 million and $3.9 million, respectively, for the three and six months ended June 30, 2015. Total rental expense related to operating leases was $1.9 million and $3.9 million, respectively, for the three and six months ended June 30, 2014. During the three and six months ended June 30, 2015, interest expense related to capital leases was approximately $16,000 and $32,000, respectively. During the three and six months ended June 30, 2014, interest expense related to capital leases was approximately $16,000 and $32,000, respectively. The following table discloses assets recorded under capital leases and the accumulated amortization thereon as of June 30, 2015 and December 31, 2014.

(In thousands)	June 30, 2015	December 31, 2014
Buildings, fixtures and improvements	$11,783	$11,783
Less accumulated depreciation and amortization	(1,421)	(1,137)
Total real estate investments, net	$10,362	$10,646
Litigation and Regulatory Matters
In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. There are no material legal or regulatory proceedings pending or known to be contemplated against the Company.

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

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
Note 14 — Related Party Transactions and Arrangements
New York City Special Limited Partnership, LLC (the "SLP"), an entity controlled by the Sponsor, held 20,000 shares of the Company's outstanding common stock as of June 30, 2015 and December 31, 2014.
The Advisor and the SLP each hold an interest in the OP. See Note 19 — Non-Controlling Interests.
As of June 30, 2015, the Company had $3.2 million invested, at cost, in a real estate income fund managed by an affiliate of the Sponsor (see Note 6 — Investment Securities). There is no obligation to purchase any additional shares and the shares can be sold at any time. The Company recognized income on this investment of approximately $42,000 during the six months ended June 30, 2015. The Company had no income on this investment during the three months ended June 30, 2015 or the three and six months ended June 30, 2014.
For the three and six months ended June 30, 2015, the Company had revenues from related parties of approximately $12,000 and $45,000, respectively, related to room rentals at the Viceroy Hotel. For the three and six months ended June 30, 2014, the Company had revenues from related parties of $0.1 million and $0.2 million, respectively, related to room rentals at the Viceroy Hotel. As of June 30, 2015, the Company had no receivables from related parties related to room rentals at the Viceroy Hotel. As of December 31, 2014, the Company had receivables from related parties of approximately $23,000 related to room rentals at the Viceroy Hotel.
Fees Paid in Connection With the Operations of the Company
Prior to the Listing, the Advisor received an acquisition fee of 1.0% of the contract purchase price of each acquired property and 1.0% of the amount advanced for a loan or other investment. Additionally, the Company reimbursed the Advisor for expenses incurred for services provided by third parties and incurred acquisition expenses directly from third parties. The total of all acquisition fees, acquisition expenses and any financing coordination fees (as described below) with respect to the Company's portfolio of investments or reinvestments did not exceed 4.5% of the contract purchase price of the Company's portfolio as measured as of the Company's last property acquisition. Subsequent to the Listing, if the Company acquires additional properties in the future, the Company will reimburse the Advisor for expenses incurred for services provided by third parties and incurred acquisition expenses directly from third parties. On April 15, 2014, in conjunction with the Listing, the Company amended its advisory agreement, by and among the Company, the OP and the Advisor. The advisory agreement was subsequently amended on June 26, 2015 (as amended from time to time, the "Advisory Agreement"), which, among other things, terminated the acquisition fee 180 days after the Listing, or October 12, 2014 (the "Termination Date").

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

Until the Listing, the Company paid the Advisor an asset management subordinated participation by causing the OP to issue (subject to periodic approval by the board of directors) to the Advisor a number of performance-based restricted, forfeitable partnership units of the OP designated as "Class B units" equal to a maximum 0.75% per annum of the cost of the Company's assets. The value of issued Class B units was determined and expensed when the vesting condition was met, which occurred as of the Listing. As of April 15, 2014, in aggregate, the board of directors had approved the issuance of 1,188,667 Class B units to the Advisor in connection with this arrangement. The Advisor received distributions on unvested Class B units equal to the per share dividends received on the Company's common stock. The vesting condition related to these Class B units was satisfied upon completion of the Listing, which resulted in $11.5 million of expense on April 15, 2014, which was included in vesting of asset management fees expense in the consolidated statement of operations and comprehensive loss and in non-controlling interest on the consolidated balance sheets. On April 15, 2014, the Class B units were converted to OP units on a one-to-one basis.
As of the Listing, the asset management subordinated participation is no longer issued. Instead an asset management fee became payable to the Advisor equal to 0.50% per annum of the cost of assets up to $3.0 billion and 0.40% per annum of the cost of assets above $3.0 billion. The asset management fee may be paid in the form of cash, OP units, and shares of restricted common stock of the Company, or a combination thereof, at the Advisor’s election. During the three and six months ended June 30, 2015 and the period from the Listing to June 30, 2014, the asset management fee was paid in cash.
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
Prior to the Listing, if the Advisor provided services in connection with the origination or refinancing of any debt that the Company obtained and used to acquire assets, or that is assumed, directly or indirectly, in connection with the acquisition of assets, the Company paid the Advisor a financing coordination fee equal to 0.75% of the amount available or outstanding under such financing or such assumed debt. The financing coordination fee terminated on the Termination Date.
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
The following table details amounts incurred, forgiven and contractually due in connection with the operations related services described above as of and for the periods presented:

	Three Months Ended June 30,				Six Months Ended June 30,				Payable (Receivable) as of
	2015		2014		2015		2014		June 30,	December 31,
(In thousands)	Incurred	Forgiven	Incurred	Forgiven	Incurred	Forgiven	Incurred	Forgiven	2015	2014
Financing coordination fees	$—	$—	$2,363	$—	$—	$—	$2,363	$—	$—	$—
Ongoing fees:
Asset management fees (1)	3,101	—	2,274	—	6,245	—	2,274	—	(48)	15
Transfer agent and other professional fees	270	—	1,041	—	454	—	1,627	—	268	560
Property management and leasing fees	—	683	—	413	—	1,219	—	787	—	—
Dividends on Class B units	—	—	19	—	—	—	107	—	—	—
Total related party operational fees and reimbursements	$3,371	$683	$5,697	$413	$6,699	$1,219	$6,371	$787	$220	$575
___________________________________________

(1)	Prior to the Listing, the Company caused the OP to issue to the Advisor restricted performance based Class B units for asset management services, which vested as of the Listing.

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

The Company reimburses the Advisor's costs and expenses of providing services. Previously, reimbursement of costs and expenses was subject to the limitation that the Company would not reimburse the Advisor for any amount by which the Company's total operating expenses (as defined in the Advisory Agreement) for the four preceding fiscal quarters exceeded the greater of (a) 2.0% of average invested assets and (b) 25.0% of net income other than any additions to reserves for depreciation, bad debt or other similar non cash reserves and excluding any gain from the sale of assets for that period (the "2%/25% Provision"). Additionally, the Company will not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives a separate fee. The 2%/25% provision was deleted from the Advisory Agreement in connection with the revisions to the Advisory Agreement in June 2015. No reimbursement was incurred or required from the Advisor for providing administrative services for the three and six months ended June 30, 2015 or 2014.
In order to improve operating cash flows and the ability to pay dividends from operating cash flows, the Advisor agreed to waive certain fees including property management fees during the three and six months ended June 30, 2015 and 2014. Because the Advisor waived certain fees, cash flow from operations that would have been paid to the Advisor was available to pay dividends to stockholders.  The fees that were waived were not deferrals and accordingly, will not be paid to the Advisor in any subsequent periods. Additionally, to improve the Company's working capital, the Advisor may elect to absorb a portion of the Company's expenses. The following table details general and administrative expenses absorbed by the Advisor during the three and six months ended June 30, 2015 and 2014. These costs are presented net in the accompanying consolidated statements of operations and comprehensive loss.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2015	2014	2015	2014
General and administrative expenses absorbed	$—	$1,041	$—	$1,041
The Company had no receivables from the Advisor related to absorbed general and administrative expenses as of June 30, 2015 or December 31, 2014.
Fees Paid in Connection with the Liquidation or Listing of the Company's Real Estate Assets
In December 2013, the Company entered into a transaction management agreement with RCS Advisory Services, LLC, an entity under common control with the Dealer Manager, to provide strategic alternatives transaction management services through the occurrence of a liquidity event and a-la-carte services thereafter. The Company paid $3.0 million pursuant to this agreement. The Company incurred $1.5 million of expenses pursuant to this agreement during the three and six months ended June 30, 2014 and the year ended December 31, 2013, including amounts for services provided in preparation for the Listing, which are included in acquisition and transaction related costs in the consolidated statement of operations and comprehensive loss. The Company does not owe the Dealer Manager any more fees pursuant to this agreement.
In December 2013, the Company entered into an information agent and advisory services agreement with the Dealer Manager and American National Stock Transfer, LLC, an entity under common control with the Dealer Manager, to provide in connection with a liquidity event, advisory services, educational services to external and internal wholesalers, communication support as well as proxy, tender offer or redemption and solicitation services. The Company paid $1.9 million pursuant to this agreement. For the three and six months ended June 30, 2014, the Company incurred $0.7 million and $1.3 million of expenses pursuant to this agreement, which included amounts for services provided in preparation for the Company's tender offer in April 2014 (the "Tender Offer"), and are included in additional paid-in capital on the accompanying consolidated balance sheets. The Company incurred $0.6 million in fees pursuant to this arrangement during the year ended December 31, 2013 which were included in acquisition and transaction related costs in the consolidated statement of operations and comprehensive loss. Thus, the Company does not owe the Dealer Manager any more fees pursuant to this agreement.
In December 2013, the Company entered into an agreement with RCS Capital, the investment banking and capital markets division of the Dealer Manager, for strategic and financial advice and assistance in connection with (i) a possible sale transaction involving the Company (ii) the possible listing of the Company’s securities on a national securities exchange, and (iii) a possible acquisition transaction involving the Company. The Dealer Manager was entitled to a transaction fee equal to 0.25% of the transaction value in connection with the possible sale transaction, listing or acquisition. In April 2014, in connection with the Listing, the Company incurred and paid $6.9 million in connection with this agreement which were included in acquisition and transaction related costs in the consolidated statement of operations and comprehensive loss. Thus, the Company does not owe the Dealer Manager any more fees pursuant to this agreement.

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

During the three and six months ended June 30, 2014, the Company incurred $0.6 million of expenses to affiliated entities of the Advisor relating to general legal, marketing and sales services provided in connection with the Listing. These expenses are included in acquisition and transaction related costs in the consolidated statement of operations and comprehensive loss. During the three and six months ended June 30, 2014, the Company also incurred approximately $9,000 of expenses to affiliated entities relating to general legal services provided in connection with the Tender Offer. These expenses are included in additional paid-in capital on the accompanying consolidated balance sheets. As of June 30, 2015 and December 31, 2014, there were no amounts payable to affiliated entities of the Advisor in accounts payable and accrued expenses on the accompanying balance sheets relating to the Listing or Tender Offer.
For substantial assistance in connection with the sale of properties, the Company will pay the Advisor a property disposition fee, not to exceed the lesser of 2.0% of the contract sale price of the property and 50% of the competitive real estate commission paid if a third party broker is also involved; provided, however that in no event may the property disposition fee paid to the Advisor when added to real estate commissions paid to unaffiliated third parties exceed the lesser of 6.0% of the contract sales price and a competitive real estate commission. For purposes of the foregoing, "competitive real estate commission" means a real estate brokerage commission for the purchase or sale of a property which is reasonable, customary and competitive in light of the size, type and location of the property. No such fees were incurred or paid for the three and six months ended June 30, 2015 and 2014.
In connection with the Listing, the OP entered into the Listing Note. See Note 9 - Subordinated Listing Distribution Derivative.
In connection with the Listing and the Advisory Agreement, the Company terminated the subordinated termination fee that would be due to the Advisor in the event of termination of the Advisory Agreement.
In October 2014, the Company entered into separate transaction management agreements with Barclays Capital Inc. and the Dealer Manager as financial advisors to assist the board of the Company in evaluating strategic options to enhance long-term shareholder value, including a business combination involving the Company or a sale of the Company. In May 2015, the Company’s board of directors suspended the formal strategic alternatives process and the Company terminated its agreements with Barclays Capital Inc. and RCS Capital. The Company is no longer obligated to pay any transaction fees under either agreement.
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
Note 16 — Share-Based Compensation
Stock Option Plan
The Company has a stock option plan (the "Plan") which authorizes the grant of nonqualified stock options to the Company's independent directors, officers, advisors, consultants and other personnel, subject to the absolute discretion of the board of directors and the applicable limitations of the Plan. The exercise price for all stock options granted under the Plan will be equal to the fair market value of a share on the date of grant. Upon a change in control, unvested options will become fully vested and any performance conditions imposed with respect to the options will be deemed to be fully achieved.  A total of 0.5 million shares have been authorized and reserved for issuance under the Plan. As of June 30, 2015 and December 31, 2014, no stock options were issued under the Plan.

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

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
Prior to the Listing, the RSP provided for the automatic grant of 3,000 restricted shares of common stock to each of the independent directors, without any further action by the Company's board of directors or the stockholders, on the date of initial election to the board of directors and on the date of each annual stockholder's meeting. Restricted stock issued to independent directors vest over a five-year period in increments of 20% per annum. Subsequent to the Listing, the Company amended the RSP to, among other things, remove the fixed amount of shares that are automatically granted to the independent directors. Under the amended RSP, the annual amount granted to the independent directors is determined by the board of directors. Generally, such awards provide for accelerated vesting of (i) all unvested shares upon a change in control or a termination without cause and (ii) the portion of the unvested shares scheduled to vest in the year of voluntary termination or the failure to be re-elected to the board.
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
The following table displays restricted share award activity during the six months ended June 30, 2015:

	Number of Restricted Shares	Weighted-Average Issue Price
Unvested, December 31, 2014	89,499	$10.73
Granted	281,499	10.36
Vested	(17,558)	10.75
Forfeited	—	—
Unvested, June 30, 2015	353,440	$10.44
During the six months ended June 30, 2015, the board of directors approved, and the Company awarded, 279,365 restricted shares to employees of the Advisor. The awards vest over a four year period in increments of 25% per annum. The fair value of the awards granted to employees of the Advisor are remeasured quarterly, with the resulting amortization adjustments reflected in general and administrative expense in the consolidated statements of operations and comprehensive loss.
For awards granted to directors of the Company, the fair value of the restricted shares on the date of grant, based on the per share closing price on the NYSE, is expensed on a straight-line basis over the service period.
Compensation expense related to restricted stock was $0.2 million for the three and six months ended June 30, 2015. Compensation expense related to restricted stock was $0.3 million for the three and six months ended June 30, 2014.
As of June 30, 2015, the Company had approximately $2.7 million of unrecognized compensation cost related to unvested restricted share awards granted under the Company’s RSP, which is expected to vest over a period of 3.7 years.
2014 Advisor Multi-Year Outperformance Agreement
On April 15, 2014 (the "Effective Date") in connection with the Listing, the Company entered into the 2014 Advisor Multi-Year Outperformance Agreement (as amended, the "OPP") with the OP and the Advisor. Under the OPP, the Advisor was issued 8,880,579 LTIP units in the OP with a maximum award value on the issuance date equal to 5.0% of the Company’s market capitalization (the “OPP Cap”). The LTIP units are structured as profits interest in the OP.

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
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
Subject to the Advisor’s continued service through each vesting date, one third of any earned LTIP units will vest on each of the third, fourth and fifth anniversaries of the Effective Date. Until such time as the LTIP units are fully vested in accordance with the provisions of the OPP, the holders of LTIP units are entitled to distributions equal to 10% of the distributions made on OP units. The Company paid $0.3 million and $0.4 million, respectively, in distributions related to LTIP units during the three and six months ended June 30, 2015, respectively, which is included in non-controlling interest in the consolidated balance sheets. There were no distributions paid related to LTIP units for the three and six months ended June 30, 2014. After the LTIP units are fully earned, holders are entitled to a catch-up distribution and then the same distributions as the OP units. At the time the Advisor’s capital account with respect to the LTIP units is economically equivalent to the average capital account balance of the OP units and has been earned and has been vested for 30 days, the Advisor, in its sole discretion, will be entitled to convert the LTIP units into OP units. The OPP provides for early calculation of LTIP units earned and for the accelerated vesting of any earned LTIP units in the event Advisor is terminated by the Company or in the event the Company incurs a change in control, in either case prior to the end of the Three-Year Period.
On April 15, 2015, 367,059 LTIP units were earned by the Advisor under the terms of the OPP.
The Company records equity based compensation expense associated with the awards over the requisite service period of five years. Equity-based compensation expense is adjusted each reporting period for changes in the estimated market-related performance. Compensation expense related to the OPP was $2.0 million and $2.2 million, respectively, for the three and six months ended June 30, 2015. Compensation expense related to the OPP was $1.8 million for the three and six months ended June 30, 2014.
The valuation of the OPP is determined using a Monte Carlo simulation. This analysis reflects the contractual terms of the OPP, including the performance periods and total return hurdles, as well as observable market-based inputs, including interest rate curves, and unobservable inputs, such as expected volatility. As a result, the Company has determined that its OPP valuation in its entirety is classified in Level 3 of the fair value hierarchy. For a description of the levels within the fair value hierarchy, see Note 10 — Fair Value of Financial Instruments.

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

The following table presents information about the Company's OPP, which is measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014, aggregated by the level in the fair value hierarchy within which the instrument falls:

(In thousands)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
June 30, 2015
OPP	$—	$—	$23,800	$23,800
December 31, 2014
OPP	$—	$—	$29,100	$29,100
Level 3 Valuations
The following is a reconciliation of the beginning and ending balance for the changes in instruments with Level 3 inputs in the fair value hierarchy for the six months ended June 30, 2015:

(In thousands)	OPP
Beginning balance as of December 31, 2014	$29,100
Fair value adjustment	(5,300)
Ending balance as of June 30, 2015	$23,800
The following table provides quantitative information about significant Level 3 input used:

Financial Instrument	Fair Value	Principal Valuation Technique	Unobservable Inputs	Input Value
	(In thousands)
June 30, 2015
OPP	$23,800	Monte Carlo Simulation	Expected volatility	24.0%
December 31, 2014
OPP	$29,100	Monte Carlo Simulation	Expected volatility	27.0%
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
Note 17 — Accumulated Other Comprehensive Income (Loss)
The following table illustrates the changes in accumulated other comprehensive loss as of and for the periods indicated:

	Unrealized gains	Change in	Total
	on available-for-sale	unrealized gain	accumulated other
(in thousands)	securities	(loss) on derivatives	comprehensive loss
Balance, December 31, 2014	$244	$(1,060)	$(816)
Other comprehensive loss, before reclassifications	(40)	(1,719)	(1,759)
Amounts reclassified from accumulated other comprehensive income (loss)	(48)	1,053	1,005
Net current-period other comprehensive loss	(88)	(666)	(754)
Balance, June 30, 2015	$156	$(1,726)	$(1,570)

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

For a reconciliation of the income statement line item affected due to amounts reclassified out of accumulated other comprehensive loss for the three and six months ended June 30, 2015, see Note 11 — Interest Rate Derivatives and Hedging Activities.
Note 18 — Net Loss Per Share
The following is a summary of the basic and diluted net loss per share computations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net loss attributable to stockholders (In thousands)	$(8,659)	$(67,237)	$(16,858)	$(75,393)
Weighted average shares outstanding, basic and diluted	162,156,470	168,972,601	162,124,624	172,003,465
Net loss per share attributable to stockholders, basic and diluted	$(0.05)	$(0.40)	$(0.10)	$(0.44)
Diluted net loss per share assumes the conversion of all common share equivalents into an equivalent number of common shares, unless the effect is antidilutive.  The Company considers unvested restricted stock, OP units and LTIP units to be common share equivalents. The Company had the following common share equivalents for the periods presented, which were excluded from the calculation of diluted loss per share attributable to stockholders as the effect would have been antidilutive:

	Six Months Ended June 30,
	2015	2014
Unvested restricted stock	353,440	214,019
OP units	4,178,090	1,272,200
LTIP units	8,880,579	8,880,579
Total anti-dilutive common share equivalents	13,412,109	10,366,798
Note 19 — Non-Controlling Interests
The Company is the sole general partner of the OP and holds the majority of OP units. As of June 30, 2015 and December 31, 2014, the Advisor held 4,178,090 and 4,270,841 OP units, respectively. As of June 30, 2015 and December 31, 2014, the SLP held 8,880,579 unvested LTIP units. There were $0.8 million and $1.4 million, respectively, of distributions paid to OP unit and LTIP unit holders during the three and six months ended June 30, 2015. There were $0.1 million of distributions paid to OP unit and LTIP unit holders during the three and six months ended June 30, 2014.
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
On May 13, 2015, 92,751 OP units were redeemed for newly issued shares of the Company's common stock and reclassified from non-controlling interest to stockholders' equity.
The Company is the controlling member of the limited liability company that owns the 163 Washington Avenue Apartments, acquired in September 2012. The Company has the sole voting rights under the operating agreement of this limited liability company. The non-controlling members' aggregate initial investment balance of $0.5 million will be reduced by the dividends paid to each non-controlling member. No dividends were paid during the three and six months ended June 30, 2015 or 2014.

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

Note 20 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q, and determined that there have not been any events that have occurred that would require adjustments to disclosures in the consolidated financial statements, except for the following events:
On August 5, 2015, the Company amended the OPP to equitably adjust for share issuances and share repurchases on a go-forward basis.
On August 6, 2015, ARC, the parent of the Sponsor, entered into a Transaction Agreement (the “Transaction Agreement”) with AMH Holdings (Cayman), L.P., a Cayman Islands exempted limited partnership (“AMH”), and an affiliate of Apollo Global Management, LLC (NYSE: APO) (together with its consolidated subsidiaries, “Apollo”), and a newly formed entity, AR Global Investments, LLC, a Delaware limited liability company (“AR Global”). The Transaction Agreement provides that ARC will transfer to AR Global substantially all of the assets of its ongoing asset management business (including equity interests in its subsidiaries). AMH will contribute money and other assets to AR Global. Following the consummation of the transactions (the “Transactions”) contemplated by the Transaction Agreement, AMH will hold a 60% interest in AR Global and ARC will hold a 40% interest in AR Global. The business and affairs of AR Global will be overseen by a board of managers comprised of ten members, six of which will be appointed by AMH and four of which will be appointed by ARC.  The Advisor, Property Manager and Sponsor are currently owned indirectly by ARC and following the Transactions will be owned indirectly by AR Global.
Also on August 6, 2015, RCS Capital Corporation (“RCS Capital”), the parent of the Dealer Manager and a company under common control with ARC, announced that it has entered into an agreement with an affiliate of Apollo to sell RCS Capital’s Wholesale Distribution division, including the Dealer Manager, and certain related entities. Upon completion of the transaction, the Dealer Manager will continue to operate as a stand-alone entity within AR Global. The current management team of the Dealer Manager, which is led by William E. Dwyer III, will continue to operate the day-to-day functions of the business.
The various transactions with Apollo are subject to customary closing conditions and are expected to close in 2015. Despite the indirect change of control that would occur for the Advisor, Property Manager and Sponsor upon consummation of the various Apollo transactions, such entities are expected to continue to serve in their respective capacities to the Company following the Transactions. The Company’s independent directors unanimously endorsed the Transactions.

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

•
We are party to an investment opportunity allocation agreement with two other programs that are sponsored by American Realty Capital III, LLC (our "Sponsor"), pursuant to which we may not have the first opportunity to acquire all properties identified by our Advisor and its affiliates;

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
We focus on acquiring and owning office and retail properties in Manhattan, the largest and most liquid real estate market in the United States. We purchased our first property and commenced active operations in June 2010.  As of June 30, 2015, we owned 23 properties located in New York City. As of June 30, 2015 our properties aggregated 3.4 million rentable square feet, had an occupancy of 97.1% and an average remaining lease term of 9.5 years. Our portfolio primarily consisted of office and retail properties, representing 80% and 11% of rentable square feet, respectively, as of June 30, 2015. We may also acquire multifamily, industrial, hotel and other types of real properties to add diversity to our portfolio. Properties other than office and retail spaces represented 9% of rentable square feet. Additionally, we also may originate or acquire first mortgage loans, mezzanine loans or preferred equity positions related to New York City real estate.
 Substantially all of our business is conducted through the OP. We have no direct employees. Our Advisor manages our affairs on a day-to-day basis. The Property Manager manages our properties, unless services are performed by a third party for specific properties. Realty Capital Securities, LLC (our "Dealer Manager") served as the dealer manager of our initial public offering which was ongoing from September 2010 to December 2013 (our "IPO") and continues to provide us with various services. The Advisor, Property Manager and Dealer Manager are under common control with AR Capital, LLC, the parent of our Sponsor, as a result of which they are related parties and receive compensation, fees and expense reimbursements for services related to the investment and management of our assets.
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
Revenue Recognition
Our revenues, which are derived primarily from rental income, include rents that each tenant pays in accordance with the terms of each lease reported on a straight-line basis over the initial term of the lease. Since many of our leases provide for rental increases at specified intervals, generally accepted accounting principles ("GAAP") require us to record a receivable, and include in revenues on a straight-line basis, unbilled rent receivables that we will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. We defer the revenue related to lease payments received from tenants in advance of their due dates. When we acquire a property, the terms of existing leases are considered to commence as of the acquisition date for the purposes of this calculation.
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
When we conclude that we are the owner of tenant improvements, we capitalize the cost to construct the tenant improvements, including costs paid for or reimbursed by the tenants. When we conclude that the tenant is the owner of tenant improvements for accounting purposes, we record our contribution towards those improvements as a lease incentive, which is included in deferred leasing costs, net on the consolidated balance sheets and amortized as a reduction to rental income on a straight-line basis over the term of the lease.

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
We present the operations related to properties that have been or are intended to be sold as discontinued operations in the consolidated statements of operations and comprehensive loss where the disposal of a component represents a strategic shift that has had or will have a major effect on our operations and financial results. Properties that are intended to be sold will be designated as "held for sale" on the consolidated balance sheets at the lesser of carrying amount or fair value less estimated selling costs for all periods presented when they meet specific criteria to be presented as held for sale. Properties are no longer depreciated when they are classified as held for sale.

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
Depreciation is computed using the straight-line method over the estimated useful lives of up to 40 years for buildings, 15 years for land improvements, five to seven years for fixtures and improvements, and the shorter of the useful life or the remaining lease term for tenant improvements and leasehold interests.
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
Recently Issued Accounting Pronouncements
In May 2014, the FASB issued revised guidance relating to revenue recognition. Under the revised guidance, an entity is required to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The revised guidance was to become effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption was not permitted under GAAP. The revised guidance allows entities to apply the full retrospective or modified retrospective transition method upon adoption. In July 2015, the FASB deferred the effective date of the revised guidance by one year to annual reporting periods beginning after December 15, 2017, although entities will be allowed to early adopt the guidance as of the original effective date. We have not yet selected a transition method and is currently evaluating the impact of the new guidance.

In January 2015, the FASB issued updated guidance that eliminates from GAAP the concept of an event or transaction that is unusual in nature and occurs infrequently being treated as an extraordinary item. The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Any amendments may be applied either prospectively or retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. We have opted to adopt this revised guidance early and have determined that there has been no impact to our financial position, results of operations and cash flows.
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
Results of Operations
Comparison of Three Months Ended June 30, 2015 to Three Months Ended June 30, 2014
As of January 1, 2014, we owned 22 properties (our "Same Store"), excluding our previously owned preferred equity investment. From January 1, 2014 through June 30, 2015, we acquired one property (our "Acquisition") and therefore own 23 properties as of June 30, 2015. Accordingly, due to our Acquisition, our results of operations for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014, reflect increases in revenue, property operating expenses and interest expense. Net loss attributable to stockholders was $8.7 million and $67.2 million for the three months ended June 30, 2015 and 2014, respectively.
During the three months ended June 30, 2015, we signed seven new leases for 185,247 square feet, of which our pro rata share is 114,548 square feet. The weighted-average initial rent on the spaces is approximately $56.51 per square foot and the weighted-average term is for 12.9 years. Of the seven new leases signed, three of the leases were for space that was previously leased over the past twelve months ("Replacement Leases"). Initial base cash rents per square foot on Replacement Leases are $48.70, which is an increase of 33% over prior escalated rent of $36.64. We expect to incur tenant improvements and leasing commissions on Replacement Leases of approximately $98.62 and $31.61 per square foot, respectively.
Rental Income
Rental income increased $6.0 million to $32.1 million for the three months ended June 30, 2015, from $26.1 million for the three months ended June 30, 2014. The increase in rental income was primarily driven by our Acquisition, which resulted in an increase in rental income of $5.9 million for the three months ended June 30, 2015, compared to the three months ended June 30, 2014. This was supplemented by a net increase in rental income of $0.1 million in our Same Store, primarily due to new leasing activity net of the effect of lease modifications and terminations.
Operating Expense Reimbursements and Other Revenue
Operating expense reimbursements and other revenue increased $0.9 million to $4.2 million for the three months ended June 30, 2015 from $3.3 million for the three months ended June 30, 2014, primarily due to our Acquisition and increased property operating expenses which are reimbursed in our Same Store.
Pursuant to many of our lease agreements, tenants are required to pay their pro rata share of certain property operating expenses, in addition to base rent, whereas under certain other lease agreements, the tenants are directly responsible for all operating costs of the respective properties. Therefore, operating expense reimbursements are directly affected by changes in property operating expenses, although not all increases in property operating expenses may be reimbursed by our tenants.

Property Operating Expenses
Property operating expenses increased $1.8 million to $10.1 million for the three months ended June 30, 2015, from $8.3 million for the three months ended June 30, 2014. A total of $1.2 million of the increase was primarily related to our Acquisition. Additionally, property operating expenses at our Same Store increased by $0.6 million primarily due to an increase in the real estate tax rate in New York City and utilities.
Hotel Revenue and Operating Expenses
Hotel revenues increased $0.9 million to $7.4 million for the three months ended June 30, 2015, from $6.5 million for the three months ended June 30, 2014. Hotel operating expenses increased $0.7 million to $6.5 million for the three months ended June 30, 2015, from $5.8 million for the three months ended June 30, 2014. The increase in hotel revenues and hotel operating expenses relate to more stabilized operations at our hotel, which opened in late 2013. Average occupancy and average daily rate was 88.1% and $354.92, respectively, for the three months ended June 30, 2015, compared to 79.1% and $346.88, respectively, for the three months ended June 30, 2014.
Operating Fees to the Advisor
Operating fees to the Advisor increased $0.8 million to $3.1 million for the three months ended June 30, 2015, from $2.3 million for the three months ended June 30, 2014. Operating fees to the Advisor consist of asset management fees incurred from the Advisor. Asset management fees are currently equal to 0.5% per annum of the cost of assets, which have increased since the prior year due to our Acquisition.
Our Property Manager is entitled to fees for the management of our properties. Property management fees increase in direct correlation with gross revenues. Our Property Manager elected to waive these fees for the three months ended June 30, 2015 and 2014.  For the three months ended June 30, 2015 and 2014, we would have incurred property management fees of $0.7 million and $0.4 million, respectively, had these fees not been waived.
Acquisition and Transaction Related
Acquisition and transaction related fees and expenses were $0.1 million during the three months ended June 30, 2015, compared to $11.6 million for the three months ended June 30, 2014. Acquisition and transaction related expenses for the three months ended June 30, 2014 primarily included costs associated with the Listing, which occurred in April 2014.
Vesting of Asset Management Fees
Vesting of asset management fees expense of $11.5 million for the three months ended June 30, 2014, related to the vesting of Class B units previously issued to the Advisor for prior asset management services. The performance condition related to these Class B units was satisfied upon completion of the Listing. On April 15, 2014, the Class B units were converted to OP units on a one-to-one basis.
Fair Value of Listing Promote
Fair value of listing promote of $38.1 million for the three months ended June 30, 2014 represents the valuation of the Listing Note. Until the final value of the Listing Note was determined in November 2014, the Listing Note was marked-to-market quarterly, with changes in the value recorded in the consolidated statements of operations and comprehensive loss.
General and Administrative Expenses
General and administrative expenses increased $2.4 million to $5.2 million for the three months ended June 30, 2015, from $2.8 million for the three months ended June 30, 2014, largely driven by a $1.0 million increase in legal and professional fees primarily related to the audit of our 2014 financial statements and the external audit requirements associated with being a traded REIT. We operated as a non-traded REIT until our Listing on April 15, 2014. Additionally, our Advisor elected to absorb $1.0 million of general and administrative expenses during the three months ended June 30, 2014, which did not recur during the three months ended June 30, 2015. This increase was also due to higher equity-based compensation expense of $0.3 million for the three months ended June 30, 2015, primarily related to the amortization of the fair value of the 2014 Advisor Multi-Year Outperformance Agreement (the "OPP"), which was adopted in conjunction with the Listing.
Depreciation and Amortization Expense
Depreciation and amortization expense increased $2.0 million to $22.2 million for the three months ended June 30, 2015, compared to $20.2 million for the three months ended June 30, 2014. Depreciation and amortization expense of $2.2 million related to our Acquisition. This increase was partially offset by a decrease in depreciation and amortization related to our Same Store of $0.2 million, mainly due to prior period tenant lease expirations and terminations.

Interest Expense
Interest expense increased $1.2 million to $6.0 million for the three months ended June 30, 2015, from $4.8 million for the three months ended June 30, 2014, as a result of a higher weighted average credit facility balance outstanding of $635.0 million during the three months ended June 30, 2015, compared to $305.0 million during the three months ended June 30, 2014, which primarily increased to fund our Acquisition.
Income from Unconsolidated Joint Venture
Income from unconsolidated joint venture for the three months ended June 30, 2015 decreased $0.3 million to $0.6 million from $0.9 million for the three months ended June 30, 2014, which represents our preferred return, net of our pro rata share of the net loss of Worldwide Plaza and the amortization of the difference in basis between our investment and the book value of Worldwide Plaza's net assets.
Income from Preferred Equity Investment, Investment Securities and Interest Income
Income from preferred equity investment, investment securities and interest income decreased $0.7 million to approximately $8,000 for the three months ended June 30, 2015 from $0.7 million during the three months ended June 30, 2014, primarily due to the repayment of our preferred equity investment, which occurred in March 2015.
Net Loss Attributable to Non-Controlling Interests
The net loss attributable to non-controlling interests during the three months ended June 30, 2015 and 2014 was $0.3 million and $0.5 million, respectively, which represents the net loss attributable to non-controlling interests for the period. The decrease in net loss attributable to non-controlling interests was primarily driven by costs associated with the Listing, which occurred during the three months ended June 30, 2014.
Results of Operations
Comparison of Six Months Ended June 30, 2015 to Six Months Ended June 30, 2014
As of January 1, 2014, we owned 22 properties (our "Same Store"), excluding our previously owned preferred equity investment. From January 1, 2014 through June 30, 2015, we acquired one property (our "Acquisition") and therefore own 23 properties as of June 30, 2015. Accordingly, our results of operations for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014, reflect increases in revenue, property operating expenses and interest expense. Net loss attributable to stockholders was $16.9 million and $75.4 million for the six months ended June 30, 2015 and 2014, respectively.
During the six months ended June 30, 2015, we signed eight new leases for 207,432 square feet, of which our share is 136,733 square feet. The weighted-average initial rent on the spaces is approximately $67.34 per square foot and the weighted-average term is for 13.5 years. Of the eight new leases signed, four of the leases were Replacement Leases. Initial base cash rents per square foot on Replacement Leases are approximately $90.86, increased from $68.21. We expect to incur tenant improvements and leasing commissions on Replacement Leases of $58.00 and $58.92 per square foot, respectively.
Rental Income
Rental income increased $11.4 million to $64.7 million for the six months ended June 30, 2015, from $53.3 million for the six months ended June 30, 2014. The increase in rental income was primarily driven by our Acquisition, which contributed an increase in rental income of $11.9 million for the six months ended June 30, 2015, compared to the six months ended June 30, 2014. This was partially offset by a net decrease in rental income of $0.5 million in our Same Store, primarily due to a lease modification and terminations, partially offset by new leasing activity.
Operating Expense Reimbursements and Other Revenue
Operating expense reimbursements and other revenue increased $1.5 million to $8.3 million for the six months ended June 30, 2015 from $6.8 million for the six months ended June 30, 2014, primarily due to our Acquisition and increased property operating expenses which are reimbursed in our Same Store.
Pursuant to many of our lease agreements, tenants are required to pay their pro rata share of certain property operating expenses, in addition to base rent, whereas under certain other lease agreements, the tenants are directly responsible for all operating costs of the respective properties. Therefore, operating expense reimbursements are directly affected by changes in property operating expenses, although not all increases in property operating expenses may be reimbursed by our tenants.
Property Operating Expenses
Property operating expenses increased $3.9 million to $21.1 million for the six months ended June 30, 2015, from $17.2 million for the six months ended June 30, 2014. Property operating expenses related to our Acquisition were $2.4 million. Additionally, property operating expenses at our Same Store increased by $1.5 million primarily as a result of $0.5 million of bad debt expense associated with a tenant bankruptcy and lease termination at 256 West 38th Street and $1.0 million primarily due to an increase in the New York City real estate tax rate and utilities.

Hotel Revenue and Operating Expenses
Hotel revenues increased $2.2 million to $11.6 million for the six months ended June 30, 2015, from $9.4 million for the six months ended June 30, 2014. Hotel operating expenses increased $1.3 million to $12.2 million for the six months ended June 30, 2015, from $10.9 million for the six months ended June 30, 2014. The increase in hotel revenues and hotel operating expenses relate to more stabilized operations at our hotel, which opened in late 2013. Average occupancy and average daily rate was 75.6% and $326.10, respectively, for the six months ended June 30, 2015 compared to 60.7% and $334.63 for the six months ended June 30, 2014.
Operating Fees to the Advisor
Operating fees to the Advisor were $6.2 million for the six months ended June 30, 2015. Operating fees to the Advisor consist of asset management fees incurred from the Advisor. Prior to the Listing, we issued to the Advisor restricted, performance-based, forfeitable Class B units for asset management services, which vested and were expensed as of the Listing. Subsequent to the Listing, the asset management fee is earned and expensed in the related period. As such, the $2.3 million operating fees to the Advisor for the six months ended June 30, 2014 represents fees earned beginning after the Listing.
Our Property Manager is entitled to fees for the management of our properties. Property management fees increase in direct correlation with gross revenues. Our Property Manager elected to waive these fees for the six months ended June 30, 2015 and 2014.  For the six months ended June 30, 2015 and 2014, we would have incurred property management fees of $1.2 million and $0.8 million, respectively, had these fees not been waived.
Acquisition and Transaction Related
Acquisition and transaction related fees and expenses were $0.2 million during the six months ended June 30, 2015 compared to $11.6 million for the six months ended June 30, 2014. Acquisition and transaction related expenses for the six months ended June 30, 2014, primarily included costs associated with our Listing, which occurred in April 2014.
Vesting of Asset Management Fees
Vesting of asset management fees expense of $11.5 million for the six months ended June 30, 2014 related to the vesting of Class B units previously issued to the Advisor for asset management services. The performance condition related to these Class B units was satisfied upon completion of the Listing. On April 15, 2014, the Class B units were converted to OP units on a one-to-one basis.
Fair Value of Listing Promote
Fair value of listing promote of $38.1 million for the six months ended June 30, 2014 represents the valuation of the Listing Note. Until the final value of the Listing Note was determined in November 2014, the Listing Note was marked-to-market quarterly, with changes in the value recorded in the consolidated statements of operations and comprehensive loss.
General and Administrative Expenses
General and administrative expenses increased $5.1 million to $9.2 million for the six months ended June 30, 2015, from $4.1 million for the six months ended June 30, 2014, largely driven by a $3.4 million increase in legal and professional fees primarily related to the audit of our 2014 financial statements and the external audit requirements associated with being a traded REIT. We operated as a non-traded REIT until our Listing on April 15, 2014. Additionally, our Advisor elected to absorb $1.0 million of general and administrative expenses during the six months ended June 30, 2014, which did not recur during the six months ended June 30, 2015. This increase was also due to higher equity-based compensation expense of $0.5 million for the six months ended June 30, 2015, primarily related to the amortization of the fair value of the OPP, which was adopted in conjunction with the Listing.
Depreciation and Amortization Expense
Depreciation and amortization expense increased $1.7 million to $42.9 million for the six months ended June 30, 2015, compared to $41.2 million for the six months ended June 30, 2014. This increase was primarily related to our Acquisition, which contributed an additional $4.2 million in depreciation and amortization. This increase was partially offset by a decrease of $2.5 million related to our Same Store due to prior period tenant lease expirations and terminations.
Interest Expense
Interest expense increased $3.2 million to $12.0 million for the six months ended June 30, 2015, from $8.8 million for the six months ended June 30, 2014, as a result of a higher weighted average credit facility balance outstanding during the six months ended June 30, 2015 of $635.0 million to fund our Acquisition, compared to $305.0 million during the six months ended June 30, 2014, as well as the associated increased amortization of deferred financing costs resulting from expanding our credit facility in April 2014.

Income (Loss) from Unconsolidated Joint Venture
Income (loss) from unconsolidated joint venture for the six months ended June 30, 2015 was $0.8 million of income and $1.0 million of loss for the six months ended June 30, 2014, respectively, which represents our preferred return, net of our pro rata share of the net loss of Worldwide Plaza and the amortization of the difference in basis between our investment and the book value of Worldwide Plaza's net assets.
Income from Preferred Equity Investment, Investment Securities and Interest Income
Income from preferred equity investment, investment securities and interest income decreased $0.4 million to $0.9 million for the six months ended June 30, 2015 from $1.3 million during the six months ended June 30, 2014, primarily due to the repayment of our preferred equity investment, which occurred in March 2015.
Net Loss Attributable to Non-Controlling Interests
The net loss attributable to non-controlling interests for the six months ended June 30, 2015 and 2014 was $0.5 million, which represents the net loss attributable to non-controlling interests for the period. The net loss attributable to non-controlling interests has increased as a result of the vesting of Class B OP units, the OPP and the conversion of the Listing Note.
Cash Flows for the Six Months Ended June 30, 2015
For the six months ended June 30, 2015, net cash provided by operating activities was $16.3 million. The level of cash flows used in or provided by operating activities is affected by the timing of interest payments and the amount of borrowings outstanding during the period, as well as the receipt of scheduled rent payments and the level of property operating expenses. Cash flows provided by operating activities included a net loss adjusted for non-cash items, resulting in a cash inflow of $26.0 million (net loss of $17.4 million adjusted for depreciation and amortization of tangible and intangible real estate assets and other non-cash charges of $43.4 million), an increase in accrued unbilled ground rent of $1.8 million from recording ground rent expense on a straight-line basis, an increase in accounts payable and accrued expenses of $0.6 million, primarily due to legal and professional fees related to our outsourced internal audit firm as well as proxy costs, and a decrease in tenant and other receivables of $0.1 million. These cash inflows were partially offset by an increase in unbilled rent receivables of $8.7 million from recording rental income on a straight-line basis, an increase in prepaid expenses and other assets of $3.3 million, primarily related to leasing costs and a net decrease in deferred revenue of $0.1 million.
Net cash provided by investing activities during the six months ended June 30, 2015 of $27.8 million primarily related to the sale of 123 William Street and the return of our principal invested of $35.1 million, free rent credits released from escrow of $4.6 million related to our August 2014 acquisition of 245-249 West 17th Street and $1.1 million of proceeds from the sale of investment securities. These cash inflows were partially offset by $12.9 million of capital expenditures.
Net cash used in financing activities of $39.1 million during the six months ended June 30, 2015 primarily related to dividends to common stockholders of $37.3 million, $1.4 million of distributions to OP unit and participating LTIP unit holders, increases to restricted cash of $0.1 million, primarily related to real estate tax escrows, payments of financing costs of $0.2 million and principal payments on mortgage notes payable of $0.2 million.
Cash Flows for the Six Months Ended June 30, 2014
For the six months ended June 30, 2014, net cash provided by operating activities was $2.2 million.  The level of cash flows used in or provided by operating activities is affected by the timing of interest payments and the amount of borrowings outstanding during the period, as well as the receipt of scheduled rent payments and the level of property operating expenses. Cash flows provided by operating activities included a net loss adjusted for non-cash items, resulting in a cash inflow of $15.5 million (net loss of $75.9 million adjusted for depreciation and amortization of tangible and intangible real estate assets and other non-cash charges of $91.4 million), an increase in accrued unbilled ground rent of $2.2 million from recording ground rent expense on a straight-line basis and a decrease in prepaid expenses and other assets of $1.5 million, primarily related to the amortization of prepaid real estate taxes. These cash inflows were partially offset by an increase in unbilled rent receivables of $6.1 million from recording rental income on a straight-line basis, a decrease in accounts payable and accrued expenses of $5.0 million primarily due to payments to our Dealer Manager for services rendered in 2013 related to exploring our Listing and payments for tenant improvements, an increase in tenant and other receivables of $2.3 million relating to tenant accounts receivable and accrued income on our preferred equity investment in 123 William Street as well as a decrease in deferred revenue of $2.7 million and an increase in receivable from the Advisor of $1.0 million relating to absorbed expenses .
Net cash used in investing activities during the six months ended June 30, 2014 of $4.6 million primarily related to $3.9 million of additional investments in Worldwide Plaza and our preferred equity investment, $3.0 million in purchases of investment securities and $2.9 million for capital expenditures and tenant improvements. These cash inflows were partially offset by $5.2 million of distributions from our unconsolidated joint venture in Worldwide Plaza.

Net cash used in financing activities of $180.4 million during the six months ended June 30, 2014 primarily related to $154.3 million in share repurchases related to our tender offer, including associated fees and expenses, dividends to stockholders of $28.8 million, deferred financing costs of $7.3 million to expand our credit facility, accrued offering costs of $1.5 million, increases to restricted cash of $0.3 million, principal payments on mortgage notes payable of $0.2 million and $0.1 million of distributions to OP unit holders. These cash outflows were partially offset by proceeds received from the sale of common stock of $11.3 million and a $0.8 million contribution from the Advisor for OP units.
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

Core FFO is FFO, excluding acquisition and transaction related costs, equity-based compensation expenses, other costs that are considered to be non-recurring, such as gains on sales of securities and investments, non-recurring revenue, gains, losses and expenses related to the early extinguishment of debt and other non-recurring expenses. The purchase of properties, and the corresponding expenses associated with that process, is a key operational feature of our business plan to generate operational income and cash flows in order to pay dividends or other amounts to our stockholders. In evaluating investments in real estate, we differentiate the costs to acquire the investment from the operations derived from the investment. By excluding expensed acquisition and transaction related costs, equity-based compensation as well as non-recurring revenues and expenses, we believe Core FFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management's analysis of the investing and operating performance of our properties.
We exclude certain income or expense items from AFFO that we consider more reflective of investing activities, other non-cash income and expense items and the income and expense effects of other activities that are not a fundamental attribute of our business plan. These items include unrealized gains and losses, which may not ultimately be realized, such as gains or losses on derivative instruments and gains or losses on contingent valuation rights. We also exclude dividends on Class B units as the related shares are assumed to have converted to common stock in our calculation of fully diluted weighted average shares of common stock. In addition, by excluding non-cash income and expense items such as amortization of above-market and below-market lease intangibles, amortization of deferred financing costs and straight-line rent from AFFO, we believe we provide useful information regarding income and expense items which have no cash impact and do not provide liquidity to the company or require capital resources of the company. Similarly, we include items such as free rent credits paid by sellers in our calculation of AFFO because these funds are paid to us during the free rent period and therefore improve our liquidity. By providing AFFO, we believe we are presenting useful information that assists investors and analysts to better assess the sustainability of our ongoing operating performance without the impacts of transactions that are not related to the ongoing profitability of our portfolio of properties. We also believe that AFFO is a recognized measure of sustainable operating performance by the REIT industry. Further, we believe AFFO is useful in comparing the sustainability of our operating performance with the sustainability of the operating performance of other real estate companies that are not making a significant number of acquisitions. Investors are cautioned that AFFO should only be used to assess the sustainability of our operating performance excluding these activities, as it excludes certain costs that have a negative effect on our operating performance during the periods in which these costs are incurred.
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

	Three Months Ended		Six Months Ended
(In thousands)	March 31, 2015	June 30, 2015	June 30, 2015
Net loss (in accordance with GAAP)	$(8,460)	$(8,916)	$(17,376)
Depreciation and amortization, net of adjustments related to joint ventures	20,723	22,144	42,867
Depreciation and amortization related to unconsolidated joint venture(1)	6,431	6,439	12,870
FFO	18,694	19,667	38,361
Acquisition and transaction-related expenses	125	96	221
Gain on sale of investment securities	(48)	—	(48)
Non-recurring other income	(158)	—	(158)
Non-recurring general and administrative expense(2)	500	1,500	2,000
Non-recurring straight-line rent bad debt expense	529	8	537
Non-cash compensation expense(3)	248	2,189	2,437
Core FFO	19,890	23,460	43,350
Plus:
Deferred financing costs	1,138	1,162	2,300
Seller free rent credit	3,679	872	4,551
Minus:
Amortization of market lease intangibles	(2,124)	(1,842)	(3,966)
Mark-to-market adjustments on derivatives	4	—	4
Straight-line rent	(5,870)	(2,856)	(8,726)
Straight-line ground rent	987	787	1,774
Leasing commissions - second generation	(3)	(3)	(6)
Building improvements - second generation	(9)	(51)	(60)
Proportionate share of straight-line rent related to unconsolidated joint venture	(714)	(773)	(1,487)
AFFO	$16,978	$20,756	$37,734
___________________________

(1)	Proportionate share of depreciation and amortization related to unconsolidated joint venture and amortization of difference in basis.

(2)	Represents our estimate of non-recurring audit fees.

(3)
During the second quarter 2015, we began excluding equity-based compensation from our calculation of Core FFO as these non-cash expenses are volatile in nature due to fair value estimates relating to non-employee restricted share grants and the OPP. As a result of this change, we reclassified these prior period amounts from our reconciliation to AFFO to our reconciliation to Core FFO.

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
Adjusted Cash NOI is Cash NOI after eliminating the effects of free rent.
The table below reflect the reconciliation of net loss to Adjusted EBITDA, NOI, Cash NOI and Adjusted Cash NOI during the period presented.

	Three Months Ended		Six Months Ended
(In thousands)	March 31, 2015	June 30, 2015	June 30, 2015
Net loss (in accordance with GAAP)	$(8,460)	$(8,916)	$(17,376)
Acquisition and transaction related	125	96	221
Depreciation and amortization	20,732	22,154	42,886
Interest expense	5,933	6,024	11,957
Loss on derivatives	4	—	4
Adjustments related to unconsolidated joint venture(1)	11,264	11,324	22,588
Adjusted EBITDA	29,598	30,682	60,280
General and administrative	3,950	5,203	9,153
Asset management fee to affiliate	3,144	3,101	6,245
Income from preferred equity investment, investment securities and interest	(930)	(8)	(938)
Preferred return on unconsolidated joint venture	(3,851)	(3,894)	(7,745)
Proportionate share of other adjustments related to unconsolidated joint venture	1,883	1,905	3,788
NOI	33,794	36,989	70,783
Amortization of above/below market lease assets and liabilities	(2,124)	(1,842)	(3,966)
Straight-line rent	(5,341)	(2,848)	(8,189)
Straight-line ground rent	987	787	1,774
Proportionate share of adjustments related to unconsolidated joint venture	(714)	(773)	(1,487)
Cash NOI	26,602	32,313	58,915
Free rent	4,498	1,880	6,378
Adjusted Cash NOI	$31,100	$34,193	$65,293
_________________

(1)	Proportionate share of adjustments related to unconsolidated joint venture and amortization of difference in basis.

Liquidity and Capital Resources
As of June 30, 2015, we had cash and cash equivalents of $27.5 million. In the normal course of business, our principal demands for funds are for operating expenses, dividends to our stockholders and principal and interest on our outstanding indebtedness. We expect to continue to increase the amount of cash flow generated from operating activities in future periods through future acquisitions and the stabilization of our current investment portfolio. Furthermore, we anticipate increased cash flow through future leasing activity and the contractual rent escalations included in a majority of our current leases during the primary term of the lease. Such increased cash flow will positively impact the amount of funds available for payments to our stockholders. Future sources of capital include proceeds from secured or unsecured financings from banks or other lenders, proceeds from offerings, including issuances of equity or debt securities, proceeds from the sale of properties and undistributed funds from operations. Our principal sources and uses of funds are further described below.
Principal Sources of Funds
Availability of Funds from Credit Facility
On April 14, 2014, we entered into our amended and restated credit facility ("Credit Facility") with Capital One, National Association ("Capital One"). The Credit Facility allows for total borrowings of up to $705.0 million with a $305.0 million term loan and a $400.0 million revolving loan which mature on August 20, 2018 and August 20, 2016, respectively. We have two one-year options to extend the revolving loan to August 20, 2018. The Credit Facility contains an "accordion feature" to allow us, under certain circumstances, to increase the aggregate loan borrowings to up to $1.0 billion of total borrowings. As of June 30, 2015, the outstanding balance of the term loan and revolving components of the credit facility was $305.0 million and $330.0 million, respectively, with a combined weighted average interest rate of 2.1%. The unused borrowing capacity, based on the value of the borrowing base properties as of June 30, 2015, was $20.2 million. Availability of borrowings is based on a pool of eligible unencumbered real estate assets.
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
Other Sources of Funds
On March 27, 2015, the owner of 123 William Street, the property in which we held our $35.1 million preferred equity investment, sold the property to American Realty Capital New York City REIT, Inc. ("NYCR"), which is advised by entities under common control with our Advisor. The sponsor of NYCR is also our Sponsor. On such date, we received our entire principal balance plus accrued income receivable. Cash received from the sale of our preferred equity investment has increased our liquidity and the funds are available for dividends to our stockholders and other working capital requirements.
During the second quarter 2015, we announced several initiatives to both increase our liquidity and create long-term value for our stockholders. These initiatives include 1) increasing cash NOI by leasing currently vacant space, stabilizing revenue at the Viceroy Hotel and releasing currently below-market expiring space at market rates; 2) considering joint venture partners in our top five assets to unlock excess value; 3) exploring the sale of five non-core assets in the Brooklyn and Queens boroughs of New York City; and 4) realizing internal growth opportunities by repositioning office and basement space to retail space at 1440 Broadway as well as converting the lobby to rentable retail space. We are also in the process of refinancing the mortgage notes payable secured by the Design Center and Bleecker Street.
Additionally, we are currently exploring adjustments to our Credit Facility to maximize borrowing availability.
Principal Use of Funds
Acquisitions and Capital Expenditures
As of June 30, 2015, we owned 23 properties. Our Advisor is actively and continuously evaluating potential acquisitions of real estate and real estate-related assets and engages in negotiations with sellers and borrowers on our behalf.
In connection with the leasing of our properties, we have entered into and will continue to enter into agreements with our tenants to provide allowances for tenant improvements. These allowances require us to fund capital expenditures up to amounts specified in our lease agreements. We intend to fund tenant improvement allowances with cash on hand and cash flows from operations.

Repurchase of Common Stock
On June 22, 2015, our board of directors authorized us to repurchase up to $150.0 million of our common stock. We expect that share repurchases will take place over the next two years. We expect to fund repurchases with cash on hand, cash flow from operations and excess cash from the sale of non-core assets.
Dividends
We are required to distribute at least 90% of our annual REIT taxable income. During the six months ended June 30, 2015, we declared and paid a dividend rate equal to $0.46 per share per annum. Payments are made to stockholders of record at the close of business on the 8th day of each month, and payable on the 15th day of such month. Payments are dependent on the availability of funds. Amounts paid to our stockholders may be a return of capital and not a return on a stockholder's investment. Our board of directors may reduce the amount of dividends or distributions paid or suspend dividend payments at any time and therefore dividend payments are not assured.
During the six months ended June 30, 2015, dividends paid totaled $38.7 million, inclusive of $1.4 million of dividends paid on unvested restricted shares and distributions paid on OP units and participating LTIP units. During the six months ended June 30, 2015, cash used to pay our dividends was primarily generated from cash flows provided by operations and proceeds from the return of our preferred equity investment in 123 William Street. We expect to fund dividend payments over the next six months primarily from cash flows from operations and the remaining proceeds from the return of our preferred equity investment in 123 William Street.
The following table shows the sources for the payment of dividends for the periods presented:

	Three Months Ended				Six Months Ended
	March 31, 2015		June 30, 2015		June 30, 2015
(In thousands)		Percentage of Distributions		Percentage of Distributions		Percentage of Distributions
Distributions:
Dividends paid in cash	$18,654		$18,651		$37,305
Other(1)	593		768		1,361
Total dividends	$19,247		$19,419		$38,666
Source of dividend coverage:
Cash flows provided by operations	$14,446	75.1%	$1,886	9.7%	$16,332	42.2%
Proceeds from return of preferred equity investment	4,801	24.9%	17,533	90.3%	22,334	57.8%
Total sources of dividends	$19,247	100.0%	$19,419	100.0%	$38,666	100.0%
Cash flows provided by operations (GAAP basis)	$14,446		$1,886		$16,332
Net loss attributable to stockholders (in accordance with GAAP)	$(8,199)		$(8,659)		$(16,858)
__________________

(1)	Includes distributions on OP units and participating LTIP units.
Strategic Alternatives Fees
In October 2014, we entered into separate transaction management agreements with Barclays Capital Inc. and RCS Capital, the investment banking and capital markets division of the Dealer Manager, as financial advisors to assist us and our board of directors in evaluating strategic options to enhance long-term shareholder value, including a business combination involving us or our sale. In May 2015, our board of directors suspended the formal strategic alternatives process and we terminated our agreements with Barclays Capital Inc. and RCS Capital. We are no longer obligated to pay any transaction fees under either agreement.
Loan Obligations
As of June 30, 2015, we had consolidated mortgage notes payable of $172.0 million, excluding our pro rata share, of $427.9 million, of unconsolidated mortgage debt relating to Worldwide Plaza's total mortgage debt of $875.0 million. As of June 30, 2015, the consolidated mortgage notes payable had a weighted average interest rate of 3.6% and our pro-rata share of unconsolidated mortgage debt relating to Worldwide Plaza had a weighted average interest rate of 4.6%.
The payment terms of our loan obligations require principal and interest amounts payable monthly with all unpaid principal and interest due at maturity. Our loan agreements require us to comply with specific reporting covenants. As of June 30, 2015, we were in compliance with the debt covenants under our loan agreements.

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
Contractual Obligations
Debt Obligations
The following is a summary of our contractual debt obligations as of June 30, 2015:

			Years Ended December 31,
(In thousands)	Total	July 1, 2015 - December 31, 2015	2016 — 2017	2018 — 2019	Thereafter
Principal payments due:
Mortgage notes payable	$171,998	$21,550	$130,897	$9,350	$10,201
Credit facility	635,000	—	330,000	305,000	—
	$806,998	$21,550	$460,897	$314,350	$10,201
Interest payments due:
Mortgage notes payable	$13,687	$3,065	$8,825	$1,324	$473
Credit facility	28,439	6,489	17,601	4,349	—
	$42,126	$9,554	$26,426	$5,673	$473
Lease Obligations
We entered into lease agreements primarily related to 350 Bleecker Street and the Viceroy Hotel under leasehold interest agreements. The following table reflects the minimum base rental cash payments due from us over the next five years and thereafter under these arrangements. These amounts exclude contingent rent payments, as applicable, that may be payable based on provisions related to increases in annual rent based on exceeding certain economic indexes among other items.

			Years Ended December 31,
(In thousands)	Total	July 1, 2015 - December 31, 2015	2016 — 2017	2018 — 2019	Thereafter
Capital lease obligations	$3,877	$43	$172	$172	$3,490
Operating lease obligations	274,375	2,450	9,863	10,435	251,627
Total lease obligations	$278,252	$2,493	$10,035	$10,607	$255,117
Election as a REIT
We elected and qualified to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"), effective for our taxable year ended December 31, 2010. We believe that, commencing with such taxable year, we are organized and operate in such a manner as to qualify for taxation as a REIT under the Code. We intend to continue to operate in such a manner to qualify for taxation as a REIT, but no assurance can be given that we will operate in a manner so as to remain qualified for taxation as a REIT. In order to qualify for taxation as a REIT we must, among other things, distribute annually at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP) determined without regard for the deduction for dividends paid and excluding net capital gains, and must comply with a number of other organizational and operational requirements. If we continue to qualify for taxation as a REIT, we generally will not be subject to federal corporate income tax on that portion of our REIT taxable income that we distribute to our stockholders. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and properties as well as federal income and excise taxes on our undistributed income.

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
As of June 30, 2015, our debt consisted of both fixed and variable-rate debt. We had fixed-rate secured mortgage notes payable and fixed-rate loans under our Credit Facility, with an aggregate carrying value of $252.0 million and a fair value of $256.2 million. Changes in market interest rates on our fixed-rate debt impact the fair value of the notes, but it has no impact on interest due on the notes. For instance, if interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our obligation to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed–rate debt assumes an immediate 100 basis point move in interest rates from their June 30, 2015 levels, with all other variables held constant.  A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt by $2.7 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt by $2.7 million.
As of June 30, 2015, our variable-rate portion of the Credit Facility had a carrying and fair value of $555.0 million. Interest rate volatility associated with this variable-rate Credit Facility affects interest expense incurred and cash flow. The sensitivity analysis related to our variable-rate debt assumes an immediate 100 basis point move in interest rates from their June 30, 2015 levels, with all other variables held constant. A 100 basis point increase or decrease in variable interest rates on our variable-rate Credit Facility would increase or decrease our interest expense by $5.6 million annually.
These amounts were determined by considering the impact of hypothetical interest rates changes on our borrowing costs, and assuming no other changes in our capital structure. As the information presented above includes only those exposures that existed as of June 30, 2015, it does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15 promulgated under the Exchange Act, we are required to establish and maintain disclosure controls and procedures as defined in subparagraph (e) of that rule. Management is required to evaluate, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of each fiscal quarter. Management previously concluded that our disclosure controls and procedures were not effective as of December 31, 2014 or March 31, 2015 due to the material weaknesses in internal control over financial reporting described in our Annual Report on Form 10-K filed with the SEC on May 11, 2015. As described below, a remediation plan has been implemented and, as of June 30, 2015, management deems the material weaknesses previously identified to be remediated and our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.
Changes in Internal Control Over Financial Reporting.
During our most recent fiscal quarter, we executed our remediation plan, as further described below. In connection with the evaluation required by Rule 13a-15(d), we identified the execution of this remediation plan as having materially affected, or reasonably likely to materially affect, our internal control over financial reporting. Other than the execution of the remediation plan, there were no other changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Remediation of Material Weaknesses
Management, with the concurrence and oversight of the Audit Committee of our Board of Directors, executed its remediation plan described in our Annual Report on Form 10-K filed with the SEC on May 11, 2015 during the quarter ended June 30, 2015. As part of the remediation, management:

•
Designed and conducted an effective risk assessment process to identify and analyze risks impacting financial reporting, and implemented business process level controls and monitoring activities that are responsive to those risks;

•	Enhanced information technology access controls over its financial reporting system and accounts payable application;

•	Strengthened segregation of duties within the purchasing, accounts payable and cash disbursements process;

•	Implemented appropriate controls, including general IT controls, over the use of significant Excel spreadsheets supporting the financial reporting process; and

•	Implemented appropriate controls over the authorization, completeness, existence and accuracy of manual journal entries.
Management verified that the aforementioned controls were appropriately designed and implemented as of June 30, 2015. Management will continue to monitor and test, as applicable, the ongoing operating effectiveness of its new and enhanced controls.
Our internal controls over financial reporting are designed to provide reasonable assurance of achieving the desired control objectives. We recognize that any control system, no matter how well designed and operated, is based upon certain judgments and assumptions and cannot provide absolute assurance that its objectives will be met. Similarly, an evaluation of controls cannot provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected.

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
On May 13, 2015, we redeemed 92,751 OP units and issued common shares.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
On August 5, 2015, we amended and restated our OPP (the “Amended OPP”) with the OP and our Advisor to amend certain definitions related to performance measurement to equitably adjust for share issuances and share repurchases for the Amended OPP's remaining valuation dates.
The description of the Amended OPP in this Quarterly Report on Form 10-Q is a summary and is qualified in its entirety by the terms of the Amended OPP attached as Exhibit 10.8 to this Quarterly Report on Form 10-Q and incorporated herein by reference.
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

NEW YORK REIT, INC.
By:	/s/ Michael A. Happel
Michael A. Happel
Chief Executive Officer and President (Principal Executive Officer)

By:	/s/ Nicholas Radesca
Nicholas Radesca
Interim Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)

Date: August 7, 2015

EXHIBIT INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
10.1 (1)	Seventh Amended and Restated Advisory Agreement by and among New York REIT, Inc., New York Recovery Operating Partnership, L.P. and New York Recovery Advisors, LLC, dated as of June 26, 2015.
10.8 *
Amended and Restated 2014 Advisor Multi-Year Outperformance Agreement by and among New York REIT, Inc., New York Recovery Operating Partnership, L.P. and New York Recovery Advisors, LLC made as of August 5, 2015

10.20 *	Indemnification Agreement between New York REIT, Inc. and each of Nicholas Radesca and Patrick O'Malley, dated as of June 22, 2015.
31.1 *	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 *	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32 *
Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 *
XBRL (eXtensible Business Reporting Language). The following materials from New York REIT, Inc.'s Quarterly Report on Form 10-Q for the six months ended June 30, 2015, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this information in furnished and not filed for purpose of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934

_____________________
* Filed herewith.

(1)	Filed as an exhibit to New York REIT, Inc.’s Current Report on Form 8-K filed with the SEC on June 26, 2015.