Form 10-Q
period 2015-09-30
New York REIT, Inc.
filed 2015-11-09
CIK 1474464

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of October 30, 2015, the registrant had 162,519,934 shares of common stock, $0.01 par value per share, outstanding.

NEW YORK REIT, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
NEW YORK REIT, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)

	September 30,	December 31,
	2015	2014
ASSETS	(Unaudited)
Real estate investments, at cost:
Land	$487,808	$494,065
Buildings, fixtures and improvements	1,231,204	1,235,918
Acquired intangible assets	156,609	158,383
Total real estate investments, at cost	1,875,621	1,888,366
Less accumulated depreciation and amortization	(183,775)	(124,178)
Total real estate investments, net	1,691,846	1,764,188
Cash and cash equivalents	20,423	22,512
Funds held in escrow	48,768	—
Restricted cash	6,284	6,347
Investment securities, at fair value	243	4,659
Investments in unconsolidated joint venture	223,229	225,501
Real estate assets held for sale, net	27,482	—
Preferred equity investment	—	35,100
Derivatives, at fair value	371	205
Tenant and other receivables	5,519	4,833
Unbilled rent receivables	41,580	30,866
Prepaid expenses and other assets	8,558	13,195
Deferred costs, net	21,716	13,429
Total assets	$2,096,019	$2,120,835
LIABILITIES AND EQUITY
Mortgage notes payable	$388,537	$172,242
Credit facility	485,000	635,000
Market lease intangibles, net	75,385	84,220
Derivatives, at fair value	2,320	1,276
Accounts payable, accrued expenses and other liabilities (including amounts due to affiliates of $357 and $575 as of September 30, 2015 and December 31, 2014, respectively)	28,768	27,850
Deferred rent	3,839	4,550
Dividends payable	26	20
Total liabilities	983,875	925,158
Preferred stock, $0.01 par value; 40,866,376 shares authorized, none issued and outstanding	—	—
Convertible preferred stock, $0.01 par value; 9,133,624 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 300,000,000 shares authorized, 162,519,934 and 162,181,939 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	1,626	1,622
Additional paid-in capital	1,402,990	1,401,619
Accumulated other comprehensive loss	(2,301)	(816)
Accumulated deficit	(341,110)	(255,478)
Total stockholders' equity	1,061,205	1,146,947
Non-controlling interests	50,939	48,730
Total equity	1,112,144	1,195,677
Total liabilities and equity	$2,096,019	$2,120,835
The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEW YORK REIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Rental income	$32,510	$30,246	$97,171	$83,521
Hotel revenue	7,054	6,051	18,626	15,498
Operating expense reimbursements and other revenue	5,044	4,217	13,390	11,036
Total revenues	44,608	40,514	129,187	110,055
Operating expenses:
Property operating	11,197	9,297	32,264	26,459
Hotel operating	6,525	6,260	18,690	17,182
Operating fees incurred from the Advisor	3,121	2,980	9,366	5,254
Acquisition and transaction related	2,850	4,436	3,071	16,082
Vesting of asset management fees	—	—	—	11,500
Change in fair value of listing promote	—	(24,700)	—	13,400
General and administrative	6,519	3,339	15,672	7,458
Depreciation and amortization	20,484	21,657	63,370	62,892
Total operating expenses	50,696	23,269	142,433	160,227
Operating income (loss)	(6,088)	17,245	(13,246)	(50,172)
Other income (expenses):
Interest expense	(7,172)	(8,407)	(19,129)	(17,159)
Income (loss) from unconsolidated joint venture	473	(85)	1,278	(1,121)
Income from preferred equity investment, investment securities and interest	141	769	1,079	2,070
Gain (loss) on derivative instruments	(540)	—	(544)	1
Total other expenses	(7,098)	(7,723)	(17,316)	(16,209)
Net income (loss)	(13,186)	9,522	(30,562)	(66,381)
Net loss attributable to non-controlling interests	434	173	952	683
Net income (loss) attributable to stockholders	$(12,752)	$9,695	$(29,610)	$(65,698)

Other comprehensive income (loss):
Unrealized gain (loss) on derivatives	$(580)	$1,164	$(1,246)	$3
Unrealized gain (loss) on investment securities	(151)	(77)	(239)	251
Total other comprehensive income (loss)	(731)	1,087	(1,485)	254
Comprehensive income (loss) attributable to stockholders	$(13,483)	$10,782	$(31,095)	$(65,444)

Basic weighted average common shares outstanding	162,202,733	161,975,420	162,150,947	168,624,050
Basic net income (loss) per share attributable to stockholders	$(0.08)	$0.06	$(0.18)	$(0.39)
Diluted weighted average common shares outstanding	162,202,733	162,181,209	162,150,947	168,624,050
Diluted net income (loss) per share attributable to stockholders	$(0.08)	$0.05	$(0.18)	$(0.39)
Dividends declared per common share	$0.12	$0.12	$0.35	$0.35
The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEW YORK REIT, INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
Nine Months Ended September 30, 2015
(In thousands, except share data)
(Unaudited)

	Common Stock			Accumulated Other Comprehensive Loss
	Number of Shares	Par Value	Additional Paid-In Capital		Accumulated Deficit	Total Stockholders' Equity	Non- controlling Interests	Total Equity
Balance, December 31, 2014	162,181,939	$1,622	$1,401,619	$(816)	$(255,478)	$1,146,947	$48,730	$1,195,677
OP units converted to common stock	92,751	1	973	—	—	974	(974)	—
Equity-based compensation	245,244	3	398	—	—	401	6,117	6,518
Distributions to non-controlling interest holders	—	—	—	—	—	—	(1,982)	(1,982)
Dividends declared	—	—	—	—	(56,022)	(56,022)	—	(56,022)
Net loss	—	—	—	—	(29,610)	(29,610)	(952)	(30,562)
Other comprehensive loss	—	—	—	(1,485)	—	(1,485)	—	(1,485)
Balance, September 30, 2015	162,519,934	$1,626	$1,402,990	$(2,301)	$(341,110)	$1,061,205	$50,939	$1,112,144
The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEW YORK REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(30,562)	$(66,381)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	63,370	62,892
Amortization of deferred financing costs	4,539	6,533
Accretion of below- and amortization of above-market lease liabilities and assets, net	(5,810)	(7,015)
Vesting of asset management fees	—	11,500
Equity-based compensation	6,518	4,548
Loss on fair value of the listing promote and other derivatives	120	13,399
Loss (income) from unconsolidated joint venture	(1,278)	1,121
Gain on sale of investment securities	(102)	—
Bad debt expense	760	—
Changes in assets and liabilities:
Tenant and other receivables	(724)	(4,046)
Unbilled rent receivables	(11,251)	(11,973)
Prepaid expenses, other assets and deferred costs	2,325	(96)
Accrued unbilled ground rent	2,493	3,260
Accounts payable and accrued expenses	3,557	(7,671)
Due from affiliated entities	—	(1,000)
Deferred rent	(711)	(4,007)
Net cash provided by operating activities	33,244	1,064
Cash flows from investing activities:
Proceeds from sale of preferred equity investment	35,100	—
Investment in real estate and other assets	—	(316,206)
Acquisition funds released from (held in) escrow	4,748	(8,428)
Capital expenditures	(23,325)	(5,842)
Distributions from unconsolidated joint venture	3,550	5,177
Proceeds from sale of investment securities	4,357	—
Purchase of investment securities	(78)	(3,035)
Net cash provided by (used in) investing activities	24,352	(328,334)
Cash flows from financing activities:
Proceeds from mortgage notes payable	305,000	—
Payments on mortgage notes payable	(88,705)	(353)
Payments of financing costs	(10,720)	(7,293)
Proceeds from credit facility	—	320,000
Payments on credit facility	(150,000)	—
Proceeds from issuance of common stock	—	11,311
Proceeds from issuance of operating partnership units	—	750
Payments for purchase of derivative instruments	(488)	—
Repurchases of common stock, inclusive of fees and expenses	—	(154,269)
Payments of offering costs and fees related to stock issuances	—	(1,506)
Increases in funds held in escrow related to financing transactions	(52,089)	—
Dividends paid	(56,016)	(47,464)
Distributions to non-controlling interest holders	(1,982)	(414)
Restricted cash	(4,685)	(758)
Net cash provided by (used in) financing activities	(59,685)	120,004
Net decrease in cash and cash equivalents	(2,089)	(207,266)
Cash and cash equivalents, beginning of period	22,512	233,377
Cash and cash equivalents, end of period	$20,423	$26,111

NEW YORK REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Supplemental disclosures:
Cash paid for interest	$14,932	$10,496
Non-cash investing and financing activities:
Dividends payable	26	—
Accrued capital expenditures	1,418	—
Conversion of OP units to common stock	974	—
Common stock issued through distribution reinvestment plan	—	19,019
The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

Note 1 — Organization
New York REIT, Inc. (the "Company") focuses on acquiring and owning income-producing commercial real estate in New York City, primarily office and retail properties located in Manhattan. The Company may also acquire multifamily, industrial, hotel and other types of real properties as well as originate or acquire first mortgage loans, mezzanine loans, or preferred equity interests related to New York City real estate. The Company purchased its first property and commenced active operations in June 2010. As of September 30, 2015, the Company owned 23 properties and real estate-related assets.
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
Substantially all of the Company's business is conducted through New York Recovery Operating Partnership, L.P. (the "OP"), a Delaware limited partnership. The Company has no direct employees. The Company has retained New York Recovery Advisors, LLC (the "Advisor") to manage its affairs on a day-to-day basis. New York Recovery Properties, LLC (the "Property Manager") serves as the Company's property manager, unless services are performed by a third party for specific properties. Realty Capital Securities, LLC (the "Dealer Manager") served as the dealer manager of the initial public offering, which was ongoing from September 2010 to December 2013 (the "IPO") and, together with its affiliates, continues to provide the Company with various services. The Advisor, Property Manager and Dealer Manager are under common control with AR Capital, LLC ("ARC"), the parent of the Company's sponsor, American Realty Capital III, LLC (the "Sponsor"), as a result of which, they are related parties and receive compensation, fees and expense reimbursements for services related to the investment and management of the Company's assets.
Note 2 — Summary of Significant Accounting Policies
The accompanying consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results for the entire year or any subsequent interim period.
These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of, and for the year ended December 31, 2014, which are included in the Company's Annual Report on Form 10-K filed with the SEC on May 11, 2015. There have been no significant changes to the Company's significant accounting policies during the three and nine months ended September 30, 2015, other than the updates described below and in the subsequent notes.
Reclassifications
Certain prior quarter amounts have been reclassified to conform to the current quarter presentation, which did not have a material impact on the Company's financial statements.
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

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

In January 2015, the FASB issued updated guidance that eliminates extraordinary item classification from GAAP, which was the concept of an event or transaction that is unusual in nature and occurs infrequently being treated as an extraordinary item. The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Any amendments may be applied either prospectively or retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company has opted to adopt this revised guidance early and has determined that there has been no impact to its financial position, results of operations and cash flows.
In February 2015, the FASB amended the accounting for consolidation of certain legal entities. The amendments modify the evaluation of whether certain legal entities are variable interest entities ("VIEs") or voting interest entities, eliminate the presumption that a general partner should consolidate a limited partnership and affect the consolidation analysis of reporting entities that are involved with VIEs (particularly those that have fee arrangements and related party relationships). The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. The Company has not yet selected a transition method and is currently evaluating the impact of the new guidance.
In April 2015, the FASB amended the presentation of debt issuance costs on the balance sheet. The amendment requires that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability. In August 2015, the FASB added that, for line of credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line, regardless of whether or not there are any outstanding borrowings. The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted for financial statements that have not previously been issued. The revised guidance is not expected to have a significant impact on the Company's financial position, results of operations or cash flows.
In September 2015, the FASB issued an update that eliminates the requirement to adjust provisional amounts from a business combination and the related impact on earnings by restating prior period financial statements for measurement period adjustments. The new guidance requires that the cumulative impact of measurement period adjustments on current and prior periods, including the prior period impact on depreciation, amortization and other income statement items and their related tax effects, shall be recognized in the period the adjustment amount is determined. The cumulative adjustment would be reflected within the respective financial statement line items affected. The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The Company has elected to adopt the new guidance as of September 30, 2015. The adoption of this guidance had no impact on the Company's consolidated financial position, results of operations or cash flows.

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

Note 3 — Real Estate Investments
The following table presents the allocation of the assets acquired and liabilities assumed during the nine months ended September 30, 2014. There were no real estate assets acquired or liabilities assumed during the nine months ended September 30, 2015.

Nine Months Ended
(In thousands)	September 30, 2014
Real estate investments, at cost:
Land	$68,251
Buildings, fixtures and improvements	233,607
Total tangible assets	301,858
Acquired intangibles:
In-place leases	25,169
Other intangible	3,804
Above-market lease assets	3,707
Below-market lease liabilities	(23,705)
Total acquired intangibles	8,975
Total assets acquired, net	310,833
Additional investment in unconsolidated joint venture	273
Preferred equity investment	5,100
Cash paid for acquired real estate investments and other assets	$316,206
Number of properties and other investments purchased	1
The following table presents future minimum base cash rental payments due to the Company, excluding future minimum base cash rental payments related to unconsolidated joint ventures, subsequent to September 30, 2015. These amounts exclude contingent rental payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes among other items.

(In thousands)	Future Minimum Base Cash Rental Payments
October 1, 2015 - December 31, 2015	$26,745
2016	99,361
2017	99,291
2018	97,216
2019	95,837
Thereafter	652,674
$1,071,124
The following table lists the tenants whose annualized cash rent represented greater than 10% of total annualized cash rent as of September 30, 2015 and 2014, including annualized cash rent related to the Company's unconsolidated joint venture:

		September 30,
Property Portfolio	Tenant	2015	2014
Worldwide Plaza	Cravath, Swaine & Moore, LLP	16%	16%
Worldwide Plaza	Nomura Holdings America, Inc.	10%	11%
The termination, delinquency or non-renewal of any of the above tenants may have a material adverse effect on net income (loss).

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

Real Estate Held For Sale
When assets are identified by management as held for sale, the Company stops recognizing depreciation and amortization expense on the identified assets and estimates the sales price, net of costs to sell, of those assets. If the carrying amount of the assets classified as held for sale exceeds the estimated net sales price, the Company records an impairment charge equal to the amount by which the carrying amount of the assets exceeds the Company's estimate of the net sales price of the assets.
In September 2015, the Company entered into an agreement to sell its property located at 163 Washington Avenue in Brooklyn, NY for a contract purchase price of $37.7 million. Concurrently with entering into the agreement, the Company stopped recognizing depreciation and amortization expense and the real estate assets associated with 163 Washington Avenue were reclassified as held for sale on the Company's consolidated balance sheet as of September 30, 2015. No impairment charges were required to be recognized on 163 Washington Avenue. On October 21, 2015, the Company closed on the sale of 163 Washington Avenue. See Note 20 — Subsequent Events.
The following table details the major classes of assets associated with 163 Washington Avenue that have been reclassified as held for sale as of September 30, 2015:

(In thousands)	September 30, 2015
Real estate held for sale, at cost:
Land	$6,257
Buildings, fixtures and improvements	25,122
Acquired intangible lease assets	49
Total real estate held for sale, at cost	31,428
Less accumulated depreciation and amortization	(3,946)
Real estate assets held for sale, net	$27,482
Note 4 — Investment in Unconsolidated Joint Venture
On October 30, 2013, the Company purchased a 48.9% equity interest in WWP Holdings, LLC ("Worldwide Plaza") for a contract purchase price of $220.1 million, based on the property value for Worldwide Plaza of $1,325.0 million less $875.0 million of debt on the property. As of September 30, 2015, the Company's pro-rata portion of debt on Worldwide Plaza was $427.9 million. The debt on the property has a weighted average interest rate of 4.6% and matures in March 2023. The Company accounts for the investment in Worldwide Plaza using the equity method of accounting because the Company exercises significant influence over, but does not control, the entity.
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
At acquisition, the Company's investment in Worldwide Plaza exceeded the Company's share of the book value of the net assets of Worldwide Plaza by $260.6 million. This basis difference resulted from the excess of the Company's purchase price for its equity interest in Worldwide Plaza over the book value of Worldwide Plaza's net assets. Substantially all of this basis difference was allocated to the fair values of Worldwide Plaza's assets and liabilities. The Company amortizes the basis difference over the anticipated useful lives of the underlying tangible and intangible assets acquired and liabilities assumed. The basis difference related to the land will be recognized upon disposition of the Company's investment. As of September 30, 2015 and December 31, 2014, the carrying value of the Company's investment in Worldwide Plaza was $223.2 million and $225.5 million, respectively.
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

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

The condensed balance sheets as of September 30, 2015 and December 31, 2014 for Worldwide Plaza are as follows:

(In thousands)	September 30, 2015	December 31, 2014
	(Unaudited)
Real estate assets, at cost	$714,875	$704,143
Less accumulated depreciation and amortization	(112,046)	(97,181)
Total real estate assets, net	602,829	606,962
Cash and cash equivalents	11,951	3,784
Other assets	258,529	252,000
Total assets	$873,309	$862,746

Debt	$875,000	$875,000
Other liabilities	17,240	12,442
Total liabilities	892,240	887,442
Deficit	(18,931)	(24,696)
Total liabilities and deficit	$873,309	$862,746

Company's basis	$223,229	$225,501
The condensed statements of operations for the three and nine months ended September 30, 2015 and 2014 for Worldwide Plaza are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2015	2014	2015	2014
Rental income	$30,771	$28,867	$92,036	$84,261
Other revenue	1,245	1,242	3,694	3,686
Total revenue	32,016	30,109	95,730	87,947
Operating expenses:
Operating expenses	11,812	11,407	35,780	33,699
Depreciation and amortization	6,945	6,261	20,659	18,889
Total operating expenses	18,757	17,668	56,439	52,588
Operating income	13,259	12,441	39,291	35,359
Interest expense	(10,102)	(10,102)	(29,976)	(29,976)
Net income	3,157	2,339	9,315	5,383
Preferred return	(3,936)	(3,936)	(11,681)	(11,681)
Net loss to members	$(779)	$(1,597)	$(2,366)	$(6,298)

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

Net income (loss) related to Worldwide Plaza includes the Company's pro rata share of Worldwide Plaza net income (loss) to members as well as the Company's preferred return less depreciation and amortization expenses related to the amortization of the basis difference. The following table presents the components of the income (loss) related to the Company's investment in Worldwide Plaza for the periods presented, which is included in income (loss) from unconsolidated joint venture on the consolidated statements of operations and comprehensive income (loss).

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2015	2014	2015	2014
Company's preferred return	$3,936	$3,936	$11,681	$11,681
Company's share of net loss from Worldwide Plaza	(381)	(780)	(1,157)	(3,079)
Amortization of basis difference	(3,082)	(3,241)	(9,246)	(9,723)
Company's income (loss) from Worldwide Plaza	$473	$(85)	$1,278	$(1,121)
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
Note 6 — Investment Securities
The Company's investment securities consist of an investment in redeemable preferred stock with a fair value of $0.2 million as of September 30, 2015. As of December 31, 2014, the Company's investment securities consisted of redeemable preferred stock and equity securities, with an aggregate fair value of $4.7 million. The equity securities, which were sold during the three months ended September 30, 2015, consisted of a real estate income fund managed by an affiliate of the Sponsor. See Note 14 — Related Party Transactions and Arrangements.
The Company's preferred stock investment is redeemable at the issuer's option after five years from issuance.
The following table details the unrealized gains and losses on investment securities as of September 30, 2015 and December 31, 2014:

(In thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2015
Redeemable preferred stock	$238	$5	$—	$243
December 31, 2014
Redeemable preferred stock	$1,288	$21	$(12)	$1,297
Equity securities	3,127	235	—	3,362
Total	$4,415	$256	$(12)	$4,659
As of September 30, 2015, the Company did not have any securities in a continuous unrealized loss position. No other-than-temporary impairment charges were required to be recognized during the three and nine months ended September 30, 2015 and 2014.

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

Note 7 — Credit Facility
On April 14, 2014, the Company amended and restated its credit facility with Capital One, National Association (the "Credit Facility"). The Credit Facility allows for total borrowings of up to $705.0 million with a $305.0 million term loan and a $400.0 million revolving loan. The term loan component of the Credit Facility matures in August 2018 and the revolving loan component matures in August 2016. The Company has two options to extend the maturity date of the revolving loan component of the Credit Facility through August 2018. The Credit Facility contains an "accordion feature" to allow the Company, under certain circumstances, and with the consent of its lenders, to increase the aggregate loan borrowings to up to $1.0 billion of total borrowings.
On August 27, 2015, the Company entered into an amendment pursuant to which certain changes were made under the Credit Facility primarily to increase the borrowing base capacity including, among other changes, (i) the ability to add a hotel asset as a borrowing base asset and (ii) reducing the debt service coverage ratio test from 1.4 to 1.3 for draw downs on the Credit Facility. The Company incurred $6.3 million of fees related to the amendment of which $3.9 million have been capitalized and included in deferred costs on the consolidated balance sheets and $2.4 million are included in acquisition and transaction related expense on the consolidated statements of operations and comprehensive income (loss).
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
The Company repaid $150.0 million in advances on the revolving portion of its Credit Facility during the three months ended September 30, 2015. The outstanding balance of the term and revolving portions of the Credit Facility was $305.0 million and $180.0 million, respectively, as of September 30, 2015 and $305.0 million and $330.0 million, respectively as of December 31, 2014. The Credit Facility had a combined weighted average interest rate of 2.21% and 2.08% as of September 30, 2015 and December 31, 2014, respectively, a portion of which is fixed with an interest rate swap. The Credit Facility includes an unused commitment fee per annum of (a) 0.15% if the unused balance of the facility is equal to or less than 50% of the available facility and (b) 0.25% if the unused balance of the facility exceeds 50% of the available facility. The unused borrowing capacity, based on the borrowing base properties as of September 30, 2015, was $65.3 million. Availability of borrowings is based on a pool of eligible unencumbered real estate assets.
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
The Credit Facility requires the Company to meet certain financial covenants, including the maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios) as well as the maintenance of a minimum net worth. As of September 30, 2015, the Company was in compliance with the debt covenants under the Credit Facility.

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

Note 8 — Mortgage Notes Payable
The Company's mortgage notes payable as of September 30, 2015 and December 31, 2014 consist of the following:

		Outstanding Loan Amount
Portfolio	Encumbered Properties	September 30, 2015	December 31, 2014	Effective Interest Rate	Interest Rate		Maturity
		(In thousands)	(In thousands)
Design Center	1	$19,899	$20,198	4.4%	Fixed		Dec. 2021
Foot Locker	1	3,250	3,250	4.6%	Fixed		Jun. 2016
Duane Reade	1	8,400	8,400	3.6%	Fixed		Nov. 2016
1100 Kings Highway	1	20,200	20,200	3.4%	Fixed	(1)	Aug. 2017
1623 Kings Highway	1	7,288	7,288	3.3%	Fixed	(1)	Nov. 2017
256 West 38th Street	1	24,500	24,500	3.1%	Fixed	(1)	Dec. 2017
1440 Broadway(2)	1	305,000	—	3.8%	Variable	(3)	Oct. 2019
Bleecker Street		—	21,300
Regal Parking Garage		—	3,000
Washington Street Portfolio		—	4,741
One Jackson Square		—	13,000
350 West 42nd Street		—	11,365
229 West 36th Street		—	35,000
	7	$388,537	$172,242	3.8%	(4)
______________________

(1)	Fixed through an interest rate swap agreement.

(2)	Total commitments of $325.0 million; additional $20.0 million available, subject to lender approval, to fund certain tenant allowances, capital expenditures and leasing costs.

(3)	LIBOR portion is capped through an interest rate cap agreement.

(4)	Calculated on a weighted average basis for all mortgages outstanding as of September 30, 2015.
During the three and nine months ended September 30, 2015, the Company paid off six mortgage notes payable before the scheduled maturity dates. As a result, the Company incurred $1.8 million in expenses related to these transactions, which relates to prepayment penalties and the write-off of previously recorded deferred financing costs, of which $0.6 million is included in acquisition and transaction related expenses and $1.2 million is included in interest expense on the consolidated statements of operations and comprehensive income (loss).
On September 30, 2015, in connection with the mortgage notes payable secured by its property located at 1440 Broadway, the Company executed guarantees in favor of the lenders with respect to the costs of certain unfunded obligations of the Company related to tenant allowances, capital expenditures and leasing costs, which guarantees are capped at $5.3 million in the aggregate. The guarantees expire in October 2019, the maturity date of the 1440 Broadway mortgage. The Company will be required to fund the guarantees if certain tenants exercise contractual renewal options outlined in their respective lease agreements. As of September 30, 2015, the Company has not been required to perform under the guarantees and has not recognized any assets or liabilities related to the guarantees.
Real estate investments of $710.0 million, at cost, at September 30, 2015 have been pledged as collateral to their respective mortgages and are not available to satisfy the Company's corporate debts and obligations unless first satisfying the mortgage notes payable on the properties.

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

The following table summarizes the scheduled aggregate principal repayments subsequent to September 30, 2015:

(In thousands)	Future Minimum Principal Payments
October 1, 2015 - December 31, 2015	$101
2016	12,068
2017	55,533
2018	3,703
2019	308,869
Thereafter	8,263
Total	$388,537
Some of the Company's mortgage note agreements require compliance with certain property-level financial covenants including debt service coverage ratios. As of September 30, 2015, the Company was in compliance with the financial covenants under its mortgage note agreements.
Note 9 — Subordinated Listing Distribution Derivative
Upon occurrence of the Listing, New York Recovery Special Limited Partnership, LLC (the "SLP") became entitled to begin receiving distributions of net sale proceeds pursuant to its special limited partner interest in the OP (the "SLP Interest") in an aggregate amount that was evidenced by the issuance of a note by the OP (the "Listing Note"). The Listing Note was equal to 15.0% of the amount, if any, by which (a) the average market value of the Company’s outstanding common stock for the period 180 days to 210 days after the Listing, plus dividends paid by the Company prior to the Listing, exceeded (b) the sum of the total amount of capital raised from stockholders during the Company’s IPO and the amount of cash flow necessary to generate a 6.0% annual cumulative, non-compounded return to such stockholders. Concurrently with the Listing, the Company, as general partner of the OP, caused the OP to enter into the Listing Note Agreement dated April 15, 2014 by and between the OP and the SLP, and caused the OP to issue the Listing Note. The Listing Note was evidence of the SLP's right to receive distributions of net sales proceeds from the sale of the Company's real estate and real estate-related assets up to an aggregate amount equal to the principal balance of the Listing Note. Pursuant to the terms of the Partnership Agreement, the SLP had the right, but not the obligation, to convert all or a portion of the SLP interest into limited partnership units of the OP ("OP units"), which are convertible into shares of the Company's common stock or the cash value of a corresponding number of shares, at the Company's election, in accordance with the limited partnership agreement of the OP.
The principal amount of the Listing Note was determined based, in part, on the actual market value of the Company’s outstanding common stock for the period 180 days to 210 days after the Listing. Until the final principal amount of the Listing Note was determined in November 2014, the Listing Note was considered to be a derivative which was marked to fair value at each reporting date, with changes in the fair value recorded in the consolidated statements of operations and comprehensive income (loss), which resulted in a gain of $24.7 million and a loss of $13.4 million, respectively, during the three and nine months ended September 30, 2014.
The principal amount of the Listing Note was determined to be $33.5 million and was recorded as an expense in the consolidated statements of operations and comprehensive income (loss) during the year ended December 31, 2014. On November 21, 2014, at the request of the SLP, the Listing Note was converted into 3,062,512 OP units and the value of the Listing Note was reclassified from derivative liabilities to non-controlling interest on the consolidated balance sheets.

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

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
Although the Company has determined that the majority of the inputs used to value its derivatives, such as interest rate swaps and caps, fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of September 30, 2015 and December 31, 2014, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company's derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. See Note 11 — Interest Rate Derivatives and Hedging Activities.
The valuation of derivatives is determined using a discounted cash flow analysis on the expected cash flows. This analysis reflects the contractual terms of the derivatives, including the period to maturity, as well as observable market-based inputs, including interest rate curves and implied volatilities. In addition, credit valuation adjustments are incorporated into the fair values to account for the Company's potential nonperformance risk and the performance risk of the counterparties.
The Company has investments in redeemable preferred stock as of September 30, 2015 and had investments in redeemable preferred stock and an equity security as of December 31, 2014 that are traded in active markets and therefore, due to the availability of quoted market prices in active markets, the Company classified these investments as Level 1 in the fair value hierarchy.
The following table presents information about the Company's assets and liabilities (including derivatives that are presented net) measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014, aggregated by the level in the fair value hierarchy within which those instruments fall:

(In thousands)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
September 30, 2015
Derivatives, net	$—	$(1,949)	$—	$(1,949)
Investment securities	$243	$—	$—	$243
December 31, 2014
Derivatives, net	$—	$(1,071)	$—	$(1,071)
Investment securities	$4,659	$—	$—	$4,659

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets. There were no transfers between levels of the fair value hierarchy during the three and nine months ended September 30, 2015.
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

		September 30, 2015		December 31, 2014
(In thousands)	Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Mortgage notes payable	3	$388,537	$390,897	$172,242	$174,468
Credit Facility	3	$485,000	$487,934	$635,000	$651,579
Preferred equity investment	3	$—	$—	$35,100	$34,800
The fair value of mortgage notes payable, the fixed-rate portions of term loans on the Credit Facility and the preferred equity investment are estimated using a discounted cash flow analysis based on similar types of arrangements. The Company's preferred equity investment was repaid in March 2015. See Note 5 — Preferred Equity Investment. Advances under the Credit Facility with variable interest rates and advances under the revolving portion of the Credit Facility are considered to be reported at fair value.
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
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive loss and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The Company uses such derivatives to hedge the variable cash flows associated with variable-rate debt.
During the three and nine months ended September 30, 2015, the Company terminated two of its interest rate swaps, which made it probable that the forecasted transactions would not occur and, as a result, accelerated the reclassification of amounts in accumulated other comprehensive loss to earnings. The accelerated amounts resulted in a loss of $0.2 million for the three and nine months ended September 30, 2015, which is included in the gain (loss) on derivative instruments on the consolidated statements of operations and comprehensive income (loss).

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on the Company's variable-rate debt. During the next 12 months, the Company estimates that an additional $1.4 million will be reclassified from accumulated other comprehensive loss as an increase to interest expense.
As of September 30, 2015 and December 31, 2014, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk.

	September 30, 2015		December 31, 2014
Interest Rate Derivative	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Interest rate swaps	4	$131,988	6	$179,988
Derivatives Not Designated as Hedges
Derivatives not designated as hedges are not speculative and are used to manage the Company's exposure to interest rate movements and other identified risks, but do not meet the strict hedge accounting requirements under GAAP. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings, which resulted in an expense of $0.3 million during the three and nine months ended September 30, 2015 and included in gain (loss) on derivative instruments on the consolidated statements of operations and comprehensive income (loss).
As of September 30, 2015, the Company had the following outstanding interest rate derivatives that were not designated as hedges in qualified hedging relationships.

	September 30, 2015		December 31, 2014
Interest Rate Derivative	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Interest rate caps	1	$265,000	—	$—
The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the consolidated balance sheets as of September 30, 2015 and December 31, 2014:

(In thousands)	Balance Sheet Location	September 30, 2015	December 31, 2014
Derivatives designated as hedging instruments:
Interest rate swaps	Derivative assets, at fair value	$—	$205
Interest rate swaps	Derivative liabilities, at fair value	$(2,320)	$(1,276)
Derivatives not designated as hedging instruments:
Interest rate caps	Derivative assets, at fair value	$371	$—

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

Derivatives in Cash Flow Hedging Relationships
The table below details the location in the financial statements of the income or loss recognized on interest rate derivatives designated as cash flow hedges for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2015	2014	2015	2014
Amount of loss recognized in accumulated other comprehensive income (loss) from interest rate derivatives (effective portion)	$(1,286)	$619	$(3,005)	$(1,613)
Amount of loss reclassified from accumulated other comprehensive income (loss) into income as interest expense (effective portion)	$(706)	$(545)	$(1,759)	$(1,616)
Amount of loss recognized in loss on derivative instruments (ineffective portion, reclassifications of missed forecasted transactions and amounts excluded from effectiveness testing)	$—	$—	$(4)	$1
Offsetting Derivatives
The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company's derivatives as of September 30, 2015 and December 31, 2014. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the accompanying consolidated balance sheets.

				Gross Amounts Not Offset on the Balance Sheet
Derivatives (In thousands)	Gross Amounts of Recognized Assets	Gross Amounts of Recognized Liabilities	Net Amounts of Assets (Liabilities) presented on the Balance Sheet	Financial Instruments	Cash Collateral Posted	Net Amount
September 30, 2015	$371	$(2,320)	$(1,949)	$—	$—	$(1,949)
December 31, 2014	$205	$(1,276)	$(1,071)	$—	$—	$(1,071)
Credit-risk-related Contingent Features
The Company has agreements with its derivative counterparties that contain a provision whereby if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.
As of September 30, 2015, the fair value of derivatives in a net liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $2.4 million. As of September 30, 2015, the Company has not posted any collateral related to its agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at the aggregate termination value of $2.4 million at September 30, 2015.
Note 12 — Common Stock
As of September 30, 2015 and December 31, 2014, the Company had 162.5 million and 162.2 million shares of common stock outstanding, respectively, including shares of unvested restricted common stock ("restricted shares"), converted preferred shares and shares issued under the distribution reinvestment plan (the "DRIP"), but not including OP units or Long-term Incentive Plan units ("LTIP units") which may in the future be convertible into shares of common stock.

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
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

	Future Minimum Base Rent Payments
(In thousands)	Operating Leases	Capital Leases
October 1, 2015 - December 31, 2015	$1,242	$22
2016	4,958	86
2017	4,905	86
2018	5,089	86
2019	5,346	86
Thereafter	251,627	3,490
Total minimum lease payments	$273,167	$3,856
Less: amounts representing interest		(1,737)
Total present value of minimum lease payments		$2,119
Total rental expense related to operating leases was $1.9 million and $5.8 million, respectively, for the three and nine months ended September 30, 2015 and 2014. During the three and nine months ended September 30, 2015 and 2014, interest expense related to capital leases was approximately $16,000 and $48,000, respectively. The following table discloses assets recorded under capital leases and the accumulated amortization thereon as of September 30, 2015 and December 31, 2014.

(In thousands)	September 30, 2015	December 31, 2014
Buildings, fixtures and improvements	$11,783	$11,783
Less accumulated depreciation and amortization	(1,563)	(1,137)
Total real estate investments, net	$10,220	$10,646
Litigation and Regulatory Matters
In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. There are no material legal or regulatory proceedings pending or known to be contemplated against the Company.
RXR Realty (“RXR”) initiated a suit against the Company alleging that it suffered “lost profits” in connection with the Company’s purchase of Worldwide Plaza in October 2013. On August 12, 2014, the Supreme Court of the State of New York dismissed all of RXR’s claims against the seller of Worldwide Plaza and dismissed RXR’s disgorgement claims against the Company, permitting only a limited, immaterial claim against the Company for RXR’s cost of producing due diligence-related material to proceed. RXR appealed the ruling and, on October 13, 2015, the appellate court upheld the previous decisions; however, the appellate court held that the trial court's exclusion of lost profit damages was premature and would have to be considered through a motion for summary judgment. The Company intends to move for summary judgment. The Company has not recognized a liability with respect to RXR's claim because the Company does not believe that it is probable that it will incur a related material loss.

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
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
Note 14 — Related Party Transactions and Arrangements
The Advisor and the SLP each hold an interest in the OP. See Note 19 — Non-Controlling Interests.
During the nine months ended September 30, 2015, the Company had investments in a real estate income fund managed by an affiliate of the Sponsor (see Note 6 — Investment Securities). There was no obligation to purchase any additional shares and the shares could have been sold at any time. The Company sold its investments in the real estate income fund during the three months ended September 30, 2015. The Company recognized income on this investment of $0.1 million during the three and nine months ended September 30, 2015, including the gain recognized on the sale of the investments. During the three and nine months ended September 30, 2014, the Company recognized income of approximately $36,000.
The following table details revenues and accounts receivable from related parties at the Viceroy Hotel.

	Three Months Ended September 30,		Nine Months Ended September 30,		Receivable as of
(In thousands)	2015	2014	2015	2014	September 30, 2015	December 31, 2014
Hotel revenues	$25	$164	$110	$318	$—	$23
Fees Paid in Connection With the Operations of the Company
Prior to October 12, 2014 (the "Termination Date"), the Advisor received an acquisition fee of 1.0% of the contract purchase price of each acquired property and 1.0% of the amount advanced for a loan or other investment and, if the Advisor provided services in connection with the origination or refinancing of any debt that the Company obtained and used to acquire assets, or that is assumed, directly or indirectly, in connection with the acquisition of assets, the Company paid the Advisor a financing coordination fee equal to 0.75% of the amount available or outstanding under such financing or such assumed debt. Additionally, the Company reimbursed the Advisor for expenses incurred by the Advisor for services provided by third parties and acquisition expenses incurred by the Advisor directly from third parties. The total of all acquisition fees, acquisition expenses and any financing coordination fees with respect to the Company's portfolio of investments or reinvestments did not exceed 4.5% of the contract purchase price of the Company's portfolio as measured as of the Company's last property acquisition.
On April 15, 2014, in conjunction with the Listing, the Company amended and restated its advisory agreement, by and among the Company, the OP and the Advisor, which, among other things, terminated the acquisition fee and financing coordination fee on the Termination Date, which was 180 days after the Listing. The Company amended and restated its advisory agreement again on June 26, 2015 (as amended from time to time, the "Advisory Agreement"), which, among other things, removed the 2%/25% Limitation (defined below).
In the future, if the Company acquires additional properties, the Company will reimburse the Advisor for expenses incurred by the Advisor for services provided by third parties and acquisition expenses incurred by the Advisor directly from third parties, but will not pay acquisition fees or financing coordination fees.

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

Until the Listing, the Company paid the Advisor an asset management subordinated participation by causing the OP to issue (subject to periodic approval by the board of directors) to the Advisor a number of performance-based restricted, forfeitable partnership units of the OP designated as "Class B units" equal to a maximum 0.75% per annum of the cost of the Company's assets. The value of issued Class B units was determined and expensed when the vesting condition was met, which occurred as of the Listing. As of April 15, 2014, in aggregate, the board of directors had approved the issuance of 1,188,667 Class B units to the Advisor in connection with this arrangement. The Advisor received distributions on unvested Class B units equal to the per share dividends received on the Company's common stock. The vesting condition related to these Class B units was satisfied upon completion of the Listing, resulting in $11.5 million of expense on April 15, 2014, which was included in vesting of asset management fees expense in the consolidated statement of operations and comprehensive income (loss) and in non-controlling interest on the consolidated balance sheets. On April 15, 2014, the Class B units were converted to OP units on a one-to-one basis.
As of the Listing, the asset management subordinated participation is no longer applicable. Instead an asset management fee became payable to the Advisor equal to 0.50% per annum of the cost of assets up to $3.0 billion and 0.40% per annum of the cost of assets above $3.0 billion. The asset management fee may be paid in the form of cash, OP units, and shares of restricted common stock of the Company, or a combination thereof, at the Advisor’s election. During the three and nine months ended September 30, 2015 and the period from the Listing to September 30, 2014, the asset management fee was paid in cash.
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
The Company reimburses the Advisor's costs and expenses of providing services. Previously, reimbursement of costs and expenses was subject to the limitation that the Company would not reimburse the Advisor for any amount by which the Company's total operating expenses (as defined in the Advisory Agreement) for the four preceding fiscal quarters exceeded the greater of (a) 2.0% of average invested assets and (b) 25.0% of net income other than any additions to reserves for depreciation, bad debt or other similar non cash reserves and excluding any gain from the sale of assets for that period (the "2%/25% Limitation"). Additionally, the Company will not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives a separate fee. The 2%/25% Limitation was removed from the Advisory Agreement in connection with the amendment and restatement in June 2015.
The Dealer Manager and its affiliates also provide transfer agency services, as well as transaction management and other professional services. These fees are included in general and administrative expenses on the consolidated statements of operations and comprehensive income (loss) during the period the service was provided.

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

The following table details amounts incurred, forgiven and contractually due in connection with the operations related services described above as of and for the periods presented:

	Three Months Ended September 30,				Nine Months Ended September 30,				Payable as of
	2015		2014		2015		2014		September 30,	December 31,
(In thousands)	Incurred	Forgiven	Incurred	Forgiven	Incurred	Forgiven	Incurred	Forgiven	2015	2014
Acquisition fees and related cost reimbursements	$—	$—	$3,350	$—	$—	$—	$3,350	$—	$—	$—
Financing coordination fees	—	—	—	—	—	—	2,363	—	—	—
Ongoing fees:
Asset management fees (1)	3,121	—	2,980	—	9,366	—	5,254	—	10	15
Transfer agent and other professional fees	448	—	392	—	902	—	2,019	—	347	560
Property management and leasing fees	—	727	—	431	—	1,946	—	1,218	—	—
Distributions on Class B units	—	—	—	—	—	—	107	—	—	—
Total related party operational fees and reimbursements	$3,569	$727	$6,722	$431	$10,268	$1,946	$13,093	$1,218	$357	$575
___________________________________________

(1)	Prior to the Listing, the Company caused the OP to issue to the Advisor restricted performance based Class B units for asset management services, which vested as of the Listing.
In order to improve operating cash flows and the ability to pay dividends from operating cash flows, the Advisor agreed to waive certain fees including property management fees during the three and nine months ended September 30, 2015 and 2014. Because the Advisor waived certain fees, cash flow from operations that would have been paid to the Advisor was available to pay dividends to stockholders. The fees that were waived were not deferrals and accordingly, will not be paid to the Advisor in any subsequent periods. Additionally, to improve the Company's working capital, the Advisor may elect to absorb a portion of the Company's expenses. The following table details property operating and general and administrative expenses absorbed by the Advisor during the periods presented. These costs are presented net in the consolidated statements of operations and comprehensive income (loss).

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2015	2014	2015	2014
Property operating expenses absorbed	$—	$623	$—	$623
General and administrative expenses absorbed	—	377	—	1,418
Total expenses absorbed	$—	$1,000	$—	$2,041
The Company had no receivables from the Advisor related to absorbed general and administrative expenses as of September 30, 2015 or December 31, 2014.
Fees Paid in Connection with the Liquidation or Listing of the Company's Real Estate Assets
In December 2013, the Company entered into a transaction management agreement with RCS Advisory Services, LLC, an entity under common control with the Dealer Manager, to provide strategic alternatives transaction management services through the occurrence of a liquidity event and a-la-carte services thereafter. The Company paid $3.0 million pursuant to this agreement. The Company incurred $1.5 million of expenses pursuant to this agreement during the nine months ended September 30, 2014 and the year ended December 31, 2013, including amounts for services provided in preparation for the Listing, which are included in acquisition and transaction related costs in the consolidated statement of operations and comprehensive income (loss). The Company did not incur any expenses pursuant to this agreement during the three months ended September 30, 2014 or for the three and nine months ended September 30, 2015. The Company does not owe the Dealer Manager any more fees pursuant to this agreement.

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

In December 2013, the Company entered into an information agent and advisory services agreement with the Dealer Manager and American National Stock Transfer, LLC, an entity under common control with the Dealer Manager, to provide in connection with a liquidity event, advisory services, educational services to external and internal wholesalers, communication support as well as proxy, tender offer or redemption and solicitation services. The Company paid $1.9 million pursuant to this agreement. For the nine months ended September 30, 2014, the Company incurred $1.3 million of expenses pursuant to this agreement, which included amounts for services provided in preparation for the Company's tender offer in April 2014 (the "Tender Offer"), and are included in additional paid-in capital on the accompanying consolidated balance sheets. The Company incurred $0.6 million in fees pursuant to this arrangement during the year ended December 31, 2013 which were included in acquisition and transaction related costs in the consolidated statement of operations and comprehensive income (loss). The Company did not incur any expenses pursuant to this agreement during the three months ended September 30, 2014 or for the three and nine months ended September 30, 2015. Thus, the Company does not owe the Dealer Manager any more fees pursuant to this agreement.
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
During the nine months ended September 30, 2014, the Company incurred $0.6 million of expenses to affiliated entities of the Advisor pertaining to general legal, marketing and sales services provided in connection with the Listing. These expenses are included in acquisition and transaction related costs in the consolidated statement of operations and comprehensive income (loss). During the nine months ended September 30, 2014, the Company also incurred approximately $9,000 of expenses to affiliated entities pertaining to general legal services provided in connection with the Tender Offer. The Company did not incur any expenses pursuant to this agreement during the three months ended September 30, 2014 or for the three and nine months ended September 30, 2015. These expenses are included in additional paid-in capital on the accompanying consolidated balance sheets. As of September 30, 2015 and December 31, 2014, there were no amounts payable to affiliated entities of the Advisor in accounts payable and accrued expenses on the accompanying consolidated balance sheets relating to the Listing or Tender Offer.
For substantial assistance in connection with the sale of properties, the Company will pay the Advisor a property disposition fee not to exceed the lesser of 2.0% of the contract sale price of the property and 50% of the competitive real estate commission paid if a third party broker is also involved; provided, however that in no event may the property disposition fee paid to the Advisor when added to real estate commissions paid to unaffiliated third parties exceed the lesser of 6.0% of the contract sales price and a competitive real estate commission. For purposes of the foregoing, "competitive real estate commission" means a real estate brokerage commission for the purchase or sale of a property which is reasonable, customary and competitive in light of the size, type and location of the property. No such fees were incurred or paid for the three and nine months ended September 30, 2015 and 2014.
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

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
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
Note 16 — Share-Based Compensation
Stock Option Plan
The Company has a stock option plan (the "Plan") which authorizes the grant of nonqualified stock options to the Company's independent directors, officers, advisors, consultants and other personnel, subject to the absolute discretion of the board of directors and the applicable limitations of the Plan. The exercise price for all stock options granted under the Plan will be equal to the fair market value of a share on the date of grant. Upon a change in control, unvested options will become fully vested and any performance conditions imposed with respect to the options will be deemed to be fully achieved. A total of 0.5 million shares have been authorized and reserved for issuance under the Plan. As of September 30, 2015 and December 31, 2014, no stock options were issued under the Plan.
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
Prior to the Listing, the RSP provided for the automatic grant of 3,000 restricted shares of common stock to each of the independent directors, without any further action by the Company's board of directors or the stockholders, on the date of initial election to the board of directors and on the date of each annual stockholder's meeting. Restricted shares issued to independent directors vest over a five-year period in increments of 20% per annum. Subsequent to the Listing, the Company amended the RSP to, among other things, remove the fixed amount of restricted shares that are automatically granted to the independent directors. Under the amended RSP, the annual amount granted to the independent directors is determined by the board of directors. Generally, such awards provide for accelerated vesting of (i) all unvested restricted shares upon a change in control or a termination without cause and (ii) the portion of the unvested restricted shares scheduled to vest in the year of voluntary termination or the failure to be re-elected to the board.
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

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

The following table displays restricted share award activity during the nine months ended September 30, 2015:

	Number of Restricted Shares	Weighted-Average Issue Price
Unvested, December 31, 2014	89,499	$10.73
Granted	301,907	10.36
Vested	(17,558)	10.75
Forfeited	(56,633)	10.36
Unvested, September 30, 2015	317,215	$10.44
During the nine months ended September 30, 2015, the board of directors approved, and the Company awarded, 279,365 restricted shares to employees of the Advisor. The awards vest over a four year period in increments of 25% per annum. The fair value of the awards granted to employees of the Advisor are remeasured quarterly, with the resulting amortization adjustments reflected in general and administrative expense in the consolidated statements of operations and comprehensive income (loss). During the three months ended September 30, 2015, 56,633 restricted shares were forfeited.
For awards granted to directors of the Company, the fair value of the restricted shares on the date of grant, based on the per share closing price on the NYSE, is expensed on a straight-line basis over the service period.
Compensation expense related to restricted shares was $0.2 million and $0.4 million, respectively, for the three and nine months ended September 30, 2015. Compensation expense related to restricted shares was $1.0 million and $1.1 million for the three and nine months ended September 30, 2014, respectively.
As of September 30, 2015, the Company had approximately $2.1 million of unrecognized compensation cost related to unvested restricted share awards granted under the Company’s RSP, which is expected to vest over a period of 3.4 years.
2014 Advisor Multi-Year Outperformance Agreement
On April 15, 2014 (the "Effective Date") in connection with the Listing, the Company entered into the 2014 Advisor Multi-Year Outperformance Agreement (as amended and restated effective August 5, 2015, the "OPP") with the OP and the Advisor. The Company amended and restated the OPP effective August 5, 2015 to amend certain definitions related to performance measurement to equitably adjust for share issuances and share repurchases for the OPP's remaining valuation dates.
Under the OPP, the Advisor was issued 8,880,579 LTIP units in the OP with a maximum award value on the issuance date equal to 5.0% of the Company’s market capitalization (the “OPP Cap”). The LTIP units are structured as profits interest in the OP.

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

The Advisor is eligible to earn a number of LTIP units with a value equal to a portion of the OPP Cap upon the first, second and third anniversaries of the Effective Date based on the Company’s achievement of certain levels of total return to its stockholders (“Total Return”), including both share price appreciation and common stock dividends, as measured against a peer group of companies, as set forth below, for the three-year performance period commencing on the Effective Date (the “Three-year Period”); each 12-month period during the Three-Year Period (the “One-Year Periods”); and the initial 24-month period of the Three-Year Period (the “Two-Year Period”), as follows:

		Performance Period	Annual Period	Interim Period
Absolute Component: 4% of any excess Total Return if total shareholder return attained above an absolute hurdle measured from the beginning of such period:		21%	7%	14%
Relative Component: 4% of any excess Total Return attained above the Total Return for the performance period of the Peer Group*, subject to a ratable sliding scale factor as follows based on achievement of cumulative Total Return measured from the beginning of such period:

•	100% will be earned if total shareholder return achieved is at least:	18%	6%	12%
•	50% will be earned if total shareholder return achieved is:	0%	0%	0%
•	0% will be earned if total shareholder return achieved is less than:	0%	0%	0%
•	a percentage from 50% to 100% calculated by linear interpolation will be earned if the cumulative Total Return achieved is between:	0% - 18%	0% - 6%	0% - 12%
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
Subject to the Advisor’s continued service through each vesting date, one third of any earned LTIP units will vest on each of the third, fourth and fifth anniversaries of the Effective Date. Until such time as an LTIP unit is earned in accordance with the provisions of the OPP, the holder of such LTIP unit is entitled to distributions on such LTIP unit equal to 10% of the distributions made per OP unit. The Company paid $0.1 million and $0.5 million, respectively, in distributions related to LTIP units during the three and nine months ended September 30, 2015, respectively, which is included in non-controlling interest in the consolidated balance sheets. The Company paid $0.2 million in distributions related to LTIP units for the three and nine months ended September 30, 2014. After an LTIP unit is earned, the holder of such LTIP unit is entitled to a catch-up distribution and then the same distribution as the holder of an OP unit. At the time the Advisor’s average capital account balance with respect to an LTIP unit is economically equivalent to the average capital account balance of an OP unit, the LTIP unit has been earned and it has been vested for 30 days, the Advisor, in its sole discretion, will be entitled to convert such LTIP unit into an OP unit in accordance with the provisions of the limited partnership agreement of the OP.
The Company records equity based compensation expense associated with the awards over the requisite service period of five years. Equity-based compensation expense is adjusted each reporting period for changes in the estimated market-related performance. Compensation expense related to the OPP was $3.9 million and $6.1 million, respectively, for the three and nine months ended September 30, 2015. Compensation expense related to the OPP was $1.5 million and $3.3 million, respectively, for the three and nine months ended September 30, 2014.
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

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

The following table presents information about the Company's OPP, which is measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014, aggregated by the level in the fair value hierarchy within which the instrument falls:

(In thousands)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
September 30, 2015
OPP	$—	$—	$29,900	$29,900
December 31, 2014
OPP	$—	$—	$29,100	$29,100
Level 3 Valuations
The following is a reconciliation of the beginning and ending balance for the changes in instruments with Level 3 inputs in the fair value hierarchy for the nine months ended September 30, 2015:

(In thousands)	OPP
Beginning balance as of December 31, 2014	$29,100
Fair value adjustment	800
Ending balance as of September 30, 2015	$29,900
The following table provides quantitative information about significant Level 3 input used:

Financial Instrument	Fair Value	Principal Valuation Technique	Unobservable Inputs	Input Value
	(In thousands)
September 30, 2015
OPP	$29,900	Monte Carlo Simulation	Expected volatility	26.0%
December 31, 2014
OPP	$29,100	Monte Carlo Simulation	Expected volatility	27.0%
Expected volatility is a measure of the variability in possible returns for an instrument, parameter or market index given how much the particular instrument, parameter or index changes in value over time. Generally, the higher the expected volatility of the underlying instrument, the wider the range of potential future returns. An increase in expected volatility, in isolation, would generally result in an increase in the fair value measurement of an instrument. For the relationship described above, the inverse relationship would also generally apply.
Note 17 — Accumulated Other Comprehensive Income (Loss)
The following table illustrates the changes in accumulated other comprehensive income (loss) as of and for the periods indicated:

	Unrealized gains	Change in	Total
	on available-for-sale	unrealized gain	accumulated other
(in thousands)	securities	(loss) on derivatives	comprehensive loss
Balance, December 31, 2014	$244	$(1,060)	$(816)
Other comprehensive loss, before reclassifications	(137)	(3,005)	(3,142)
Amounts reclassified from accumulated other comprehensive income (loss)	(102)	1,759	1,657
Net current-period other comprehensive loss	(239)	(1,246)	(1,485)
Balance, September 30, 2015	$5	$(2,306)	$(2,301)

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

For a reconciliation of the income statement line item affected due to amounts reclassified out of accumulated other comprehensive loss for the three and nine months ended September 30, 2015, see Note 11 — Interest Rate Derivatives and Hedging Activities.
Note 18 — Net Income (Loss) Per Share
The following is a summary of the basic and diluted net income (loss) per share computations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share and per share data)	2015	2014	2015	2014
Basic net income (loss) attributable to stockholders	$(12,752)	$9,695	$(29,610)	$(65,698)
Adjustments to net income (loss) attributable to stockholders for common share equivalents	—	(1,305)	—	—
Net income (loss) attributable to stockholders	$(12,752)	$8,390	$(29,610)	$(65,698)

Weighted average shares outstanding, basic	162,202,733	161,975,420	162,150,947	168,624,050
Net income (loss) per share attributable to stockholders, basic	$(0.08)	$0.06	$(0.18)	$(0.39)
Weighted average shares outstanding, diluted	162,202,733	162,181,209	162,150,947	168,624,050
Net income (loss) per share attributable to stockholders, diluted	$(0.08)	$0.05	$(0.18)	$(0.39)
Diluted net loss per share assumes the conversion of all common share equivalents into an equivalent number of common shares, unless the effect is antidilutive. The Company considers unvested restricted shares, OP units and LTIP units to be common share equivalents. The Company had the following common share equivalents for the periods presented, which were excluded from the calculation of diluted loss per share attributable to stockholders as the effect would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Unvested restricted shares	317,215	—	317,215	174,172
OP units	4,178,090	1,272,200	4,178,090	1,272,200
LTIP units	8,880,579	8,880,579	8,880,579	8,880,579
Total anti-dilutive common share equivalents	13,375,884	10,152,779	13,375,884	10,326,951
Note 19 — Non-Controlling Interests
The Company is the sole general partner of the OP and holds the majority of OP units. As of September 30, 2015 and December 31, 2014, the Advisor held 4,178,090 and 4,270,841 OP units, respectively. As of September 30, 2015 and December 31, 2014, the Advisor held 8,880,579 unvested LTIP units. There were $0.6 million and $2.0 million, respectively, of distributions paid to OP unit and LTIP unit holders during the three and nine months ended September 30, 2015. There were $0.3 million and $0.4 million, respectively, of distributions paid to OP unit and LTIP unit holders during the three and nine months ended September 30, 2014.
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

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

The Company is the controlling member of the limited liability company that owns 163 Washington Avenue, acquired in September 2012. The Company has the sole voting rights under the operating agreement of this limited liability company. The non-controlling members' aggregate initial investment balance of $0.5 million will be reduced by the dividends paid to each non-controlling member. No dividends were paid during the three and nine months ended September 30, 2015 or 2014. On October 21, 2015, the Company closed on the sale of 163 Washington Avenue and repaid the investment of each non-controlling member. See Note 20 — Subsequent Events.
Note 20 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q, and determined that there have not been any events that have occurred that would require adjustments to disclosures in the consolidated financial statements, except for the following events:
On October 1, 2015, the Company announced that it intends to enter into joint venture agreements with American Realty Capital New York City REIT, Inc. (“ARC NYCR”), an entity also sponsored by the Sponsor, which is intended to better align interests between the Company and ARC NYCR and to facilitate the continued growth and diversification of both portfolios with reduced need to raise additional equity capital. Any joint venture agreement will require approval by the boards of the Company and ARC NYCR.
On October 21, 2015, the Company closed on the sale of its property located at 163 Washington Avenue in Brooklyn, NY for a contract purchase price of $37.7 million.
On November 9, 2015, ARC advised the Company that ARC and Apollo Global Management, LLC (NYSE: APO) (together with its consolidated subsidiaries, “Apollo”) have mutually agreed to terminate an agreement, dated as of August 6, 2015, pursuant to which Apollo would have purchased a controlling interest in a newly formed company that would have owned a majority of the ongoing asset management business of ARC, including the Advisor and the Property Manager. The termination has no effect on the Company's previously announced strategic initiatives or the current management team.

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
We focus on acquiring and owning office and retail properties in Manhattan, the largest and most liquid real estate market in the United States. We purchased our first property and commenced active operations in June 2010.  As of September 30, 2015, we owned 23 properties and other real estate assets located in New York City. As of September 30, 2015 our properties and other real estate assets aggregated 3.4 million rentable square feet, had an occupancy of 97.2% and an average remaining lease term of 9.2 years. Our portfolio primarily consisted of office and retail properties, representing 81% and 10% of rentable square feet, respectively, as of September 30, 2015. We have acquired, and may continue to acquire, multifamily, industrial, hotel and other types of real properties to add diversity to our portfolio. Properties other than office and retail spaces represented 9% of rentable square feet. Additionally, we also may originate or acquire first mortgage loans, mezzanine loans or preferred equity positions related to New York City real estate.
 Substantially all of our business is conducted through the OP. We have no direct employees. Our Advisor manages our affairs on a day-to-day basis. The Property Manager manages our properties, unless services are performed by a third party for specific properties. Realty Capital Securities, LLC (our "Dealer Manager") served as the dealer manager of our initial public offering which was ongoing from September 2010 to December 2013 (our "IPO") and continues to provide us with various services. The Advisor, Property Manager and Dealer Manager are under common control with AR Capital, LLC ("ARC"), the parent of our Sponsor, as a result of which they are related parties and receive compensation, fees and expense reimbursements for services related to the investment and management of our assets.
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
We may own certain properties with leases that include provisions for the tenant to pay contingent rental income based on a percent of the tenant's sales upon the achievement of certain sales thresholds or other targets which may be monthly, quarterly or annual targets. As the lessor to the aforementioned leases, we defer the recognition of contingent rental income until the specified target that triggered the contingent rental income is achieved, or until such sales upon which percentage rent is based are known. If we own certain properties with leases that include these provisions, contingent rental income will be included in rental income on the consolidated statements of operations and comprehensive income (loss).
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
We may enter into derivative contracts that are intended to economically hedge certain of our risk, even though hedge accounting does not apply or we elect not to apply hedge accounting. If we designate a qualifying derivative as a hedge, changes in the value of the derivative are reflected in accumulated other comprehensive income (loss) on the accompanying consolidated balance sheets. If a derivative does not qualify as a hedge, or if we elect not to apply hedge accounting, changes in the value of the derivative are reflected in other income (loss) on the accompanying consolidated statements of operations and comprehensive income (loss).

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
In April 2015, the FASB amended the presentation of debt issuance costs on the balance sheet. The amendments require that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability. In August 2015, the FASB added that, for line of credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line, regardless of whether or not there are any outstanding borrowings. The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted for financial statements that have not previously been issued. The revised guidance is not expected to have a significant impact on our financial position, results of operations or cash flows.
In September 2015, the FASB issued an update that eliminates the requirement to adjust provisional amounts from a business combination and the related impact on earnings by restating prior period financial statements for measurement period adjustments. The new guidance requires that the cumulative impact of measurement period adjustments on current and prior periods, including the prior period impact on depreciation, amortization and other income statement items and their related tax effects, shall be recognized in the period the adjustment amount is determined. The cumulative adjustment would be reflected within the respective financial statement line items affected. The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. We have elected to adopt the new guidance as of September 30, 2015. The adoption of this guidance had no impact on our consolidated financial position, results of operations or cash flows.
Results of Operations
Comparison of Three Months Ended September 30, 2015 to Three Months Ended September 30, 2014
As of July 1, 2014, we owned 22 properties (our "Same Store"), excluding our previously owned preferred equity investment. In August 2014, we acquired one property located at 245-249 West 17th Street (our "Acquisition") and therefore own 23 properties as of September 30, 2015. Accordingly, due to our Acquisition, our results of operations for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014, reflect increases in revenue, property operating expenses and interest expense. Net income (loss) attributable to stockholders was $(12.8) million and $9.7 million for the three months ended September 30, 2015 and 2014, respectively.

During the three months ended September 30, 2015, we signed one new lease for 2,811 square feet. The initial rent on the space is approximately $158.42 per square foot and the term is for 10.0 years.
Rental Income
Rental income increased $2.3 million to $32.5 million for the three months ended September 30, 2015, from $30.2 million for the three months ended September 30, 2014. The increase in rental income was primarily driven by our Acquisition, which resulted in an increase in rental income of $3.5 million for the three months ended September 30, 2015, compared to the three months ended September 30, 2014. This was partially offset by a net decrease in rental income of $1.2 million in our Same Store, primarily due to lease modifications and terminations, partially offset by new leasing activity.
Operating Expense Reimbursements and Other Revenue
Operating expense reimbursements and other revenue increased $0.8 million to $5.0 million for the three months ended September 30, 2015 from $4.2 million for the three months ended September 30, 2014, primarily due to our Acquisition and increased reimbursable property operating expenses in our Same Store.
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
Property Operating Expenses
Property operating expenses increased $1.9 million to $11.2 million for the three months ended September 30, 2015, from $9.3 million for the three months ended September 30, 2014. A total of $0.8 million of the increase was primarily related to our Acquisition. Additionally, property operating expenses at our Same Store increased by $0.4 million primarily due to higher real estate taxes and utility costs. Additionally, the Advisor absorbed $0.6 million of property operating expenses during the three months ended September 30, 2014 which did not recur for the three months ended September 30, 2015.
Hotel Revenue and Operating Expenses
Hotel revenues increased $1.0 million to $7.1 million for the three months ended September 30, 2015, from $6.1 million for the three months ended September 30, 2014. Hotel operating expenses increased $0.2 million to $6.5 million for the three months ended September 30, 2015, from $6.3 million for the three months ended September 30, 2014. The increase in hotel revenues and hotel operating expenses relate to higher occupancy and average daily rates. Average occupancy and average daily rate was 86.4% and $335.67, respectively, for the three months ended September 30, 2015, compared to 76.2% and $324.66, respectively, for the three months ended September 30, 2014.
Operating Fees Incurred from the Advisor
Operating fees incurred from the Advisor, which consist of asset management fees, increased $0.1 million to $3.1 million for the three months ended September 30, 2015, from $3.0 million for the three months ended September 30, 2014. Asset management fees are currently equal to 0.5% per annum of the cost of assets, which have increased since the prior year primarily due to our Acquisition.
Our Property Manager is entitled to fees for the management of our properties. Property management fees increase in direct correlation with gross revenues. Our Property Manager elected to waive these fees for the three months ended September 30, 2015 and 2014.  For the three months ended September 30, 2015 and 2014, we would have incurred property management fees of $0.7 million and $0.4 million, respectively, had these fees not been waived.
Acquisition and Transaction Related
Acquisition and transaction related fees and expenses were $2.9 million during the three months ended September 30, 2015, compared to $4.4 million for the three months ended September 30, 2014. Acquisition and transaction related expenses for the three months ended September 30, 2015 primarily included costs associated with the modification of our amended and restated credit facility with Capital One, National Association (the "Credit Facility") and the pay-off before scheduled maturity of six mortgage notes payable in September 2015. Acquisition and transaction related expenses for the three months ended September 30, 2014 primarily included costs associated with our Acquisition, which occurred in August 2014.
Fair Value of Listing Promote
Fair value of listing promote gain of $24.7 million for the three months ended September 30, 2014 represents the valuation of the Listing Note. Until the final value of the Listing Note was determined in November 2014, the Listing Note was marked-to-market quarterly, with changes in the value recorded in the consolidated statements of operations and comprehensive income (loss).

General and Administrative Expenses
General and administrative expenses increased $3.2 million to $6.5 million for the three months ended September 30, 2015, from $3.3 million for the three months ended September 30, 2014, largely driven by $1.1 million in higher legal and professional fees primarily related to our external auditors and our outsourced internal audit firm. Equity-based compensation expense was $1.6 million higher for the three months ended September 30, 2015, primarily related to the amortization of the fair value of the 2014 Advisor Multi-Year Outperformance Agreement (the "OPP"), which was adopted in conjunction with the Listing. Additionally, our Advisor elected to absorb $0.4 million of general and administrative expenses during the three months ended September 30, 2014, which did not recur during the three months ended September 30, 2015.
Depreciation and Amortization Expense
Depreciation and amortization expense decreased $1.2 million to $20.5 million for the three months ended September 30, 2015, compared to $21.7 million for the three months ended September 30, 2014. Higher depreciation and amortization expense of $1.0 million related to our Acquisition. This increase was offset by a decrease in depreciation and amortization related to our Same Store of $2.2 million, mainly due to prior period tenant lease expirations and terminations.
Interest Expense
Interest expense decreased $1.2 million to $7.2 million for the three months ended September 30, 2015, from $8.4 million for the three months ended September 30, 2014, primarily related to higher write-offs of deferred financing costs during the three months ended September 30, 2014 related to changes in our Credit Facility. This decrease was partially offset by a higher weighted average Credit Facility balance outstanding of $635.0 million during the three months ended September 30, 2015, compared to $518.3 million during the three months ended September 30, 2014, which primarily increased to fund our Acquisition.
Income from Unconsolidated Joint Venture
Income from unconsolidated joint venture for the three months ended September 30, 2015 increased $0.6 million to $0.5 million from a loss of $0.1 million for the three months ended September 30, 2014, which represents our preferred return, net of our pro rata share of the net loss of Worldwide Plaza and the amortization of the difference in basis between our investment and the book value of Worldwide Plaza's net assets.
Income from Preferred Equity Investment, Investment Securities and Interest Income
Income from preferred equity investment, investment securities and interest income decreased $0.7 million to $0.1 million for the three months ended September 30, 2015 from $0.8 million during the three months ended September 30, 2014, primarily due to the repayment of our preferred equity investment, which occurred in March 2015.
Gain (Loss) on Derivative Instruments
Gain (loss) on derivative instruments of $0.5 million for the three months ended September 30, 2015 related to fair value adjustments on derivatives not designated as hedges as well as the expense incurred due to the termination of interest rate swaps associated with mortgages we paid-off before the scheduled maturity, which made it probable that the hedged forecasted transactions would not occur.
Net Loss Attributable to Non-Controlling Interests
The net loss attributable to non-controlling interests during the three months ended September 30, 2015 and 2014 was $0.4 million and $0.2 million, respectively, which represents the net loss attributable to non-controlling interests for the period. The net loss attributable to non-controlling interests has increased as a result of the vesting of Class B units, the OPP and the conversion of the Listing Note.
Comparison of Nine Months Ended September 30, 2015 to Nine Months Ended September 30, 2014
As of January 1, 2014, we owned our Same Store, excluding our previously owned preferred equity investment. In August 2014, we acquired our Acquisition and therefore own 23 properties as of September 30, 2015. Accordingly, our results of operations for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014, reflect increases in revenue, property operating expenses and interest expense. Net loss attributable to stockholders was $29.6 million and $65.7 million for the nine months ended September 30, 2015 and 2014, respectively.

During the nine months ended September 30, 2015, we signed nine new leases for 210,243 square feet, of which our pro rata share is 139,544 square feet. The weighted-average initial rent on the spaces is approximately $68.51 per square foot and the weighted-average term is for 13.4 years. Of the nine new leases signed, four of the spaces were previously leased over the past twelve months ("Replacement Leases"). Initial base cash rents per square foot on Replacement Leases are approximately $181.44. We expect to incur tenant improvements and leasing commissions on Replacement Leases of $58.00 and $58.92 per square foot, respectively.
Rental Income
Rental income increased $13.7 million to $97.2 million for the nine months ended September 30, 2015, from $83.5 million for the nine months ended September 30, 2014. The increase in rental income was primarily driven by our Acquisition, which contributed an increase in rental income of $15.4 million for the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014. This was partially offset by a net decrease in rental income of $1.7 million in our Same Store, primarily due to lease modifications and terminations, partially offset by new leasing activity.
Operating Expense Reimbursements and Other Revenue
Operating expense reimbursements and other revenue increased $2.4 million to $13.4 million for the nine months ended September 30, 2015 from $11.0 million for the nine months ended September 30, 2014, primarily due to our Acquisition and increased reimbursable property operating expenses in our Same Store.
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
Property Operating Expenses
Property operating expenses increased $5.8 million to $32.3 million for the nine months ended September 30, 2015, from $26.5 million for the nine months ended September 30, 2014. Property operating expenses related to our Acquisition were $3.2 million. Additionally, property operating expenses at our Same Store increased by $2.0 million primarily as a result of bad debt expense associated with a tenant bankruptcy and lease termination at 256 West 38th Street and higher real estate taxes and utility costs. Additionally, the Advisor absorbed $0.6 million of property operating expenses during the nine months ended September 30, 2014 which did not recur for the nine months ended September 30, 2015.
Hotel Revenue and Operating Expenses
Hotel revenues increased $3.1 million to $18.6 million for the nine months ended September 30, 2015, from $15.5 million for the nine months ended September 30, 2014. Hotel operating expenses increased $1.5 million to $18.7 million for the nine months ended September 30, 2015, from $17.2 million for the nine months ended September 30, 2014. The increase in hotel revenues and hotel operating expenses relate to higher occupancy. Average occupancy and average daily rate was 79.2% and $329.62, respectively, for the nine months ended September 30, 2015, compared to 65.9% and $330.74 for the nine months ended September 30, 2014.
Operating Fees Incurred from the Advisor
Operating fees incurred from the Advisor, which consist of asset management fees, were $9.4 million for the nine months ended September 30, 2015. Prior to the Listing, we issued to the Advisor restricted, performance-based, forfeitable Class B units for asset management services, which vested and were expensed as of the Listing. Subsequent to the Listing, the asset management fee is earned and expensed in the related period. As such, the $5.3 million operating fees to the Advisor for the nine months ended September 30, 2014 represents fees earned beginning after the Listing.
Our Property Manager is entitled to fees for the management of our properties. Property management fees increase in direct correlation with gross revenues. Our Property Manager elected to waive these fees for the nine months ended September 30, 2015 and 2014.  For the nine months ended September 30, 2015 and 2014, we would have incurred property management fees of $1.9 million and $1.2 million, respectively, had these fees not been waived.
Acquisition and Transaction Related
Acquisition and transaction related fees and expenses were $3.1 million during the nine months ended September 30, 2015 compared to $16.1 million for the nine months ended September 30, 2014. Acquisition and transaction related expenses for the nine months ended September 30, 2015 primarily included costs associated with the modification of our Credit Facility and the pay-off before scheduled maturity of six mortgage notes payable in September 2015. Acquisition and transaction related expenses for the nine months ended September 30, 2014 primarily included costs associated with our Listing, which occurred in April 2014, and costs associated with our Acquisition in August 2014.

Vesting of Asset Management Fees
Vesting of asset management fees expense of $11.5 million for the nine months ended September 30, 2014 related to the vesting of Class B units previously issued to the Advisor for asset management services. The performance condition related to these Class B units was satisfied upon completion of the Listing. On April 15, 2014, the Class B units were converted to OP units on a one-to-one basis.
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
General and Administrative Expenses
General and administrative expenses increased $8.2 million to $15.7 million for the nine months ended September 30, 2015, from $7.5 million for the nine months ended September 30, 2014, largely driven by a $4.7 million increase in legal and professional fees primarily related to the audit of our 2014 financial statements and the external audit requirements associated with being a traded REIT. We operated as a non-traded REIT until our Listing on April 15, 2014. Additionally, our Advisor elected to absorb $1.4 million of general and administrative expenses during the nine months ended September 30, 2014, which did not recur during the nine months ended September 30, 2015. This increase was also due to higher equity-based compensation expense of $2.1 million for the nine months ended September 30, 2015, primarily related to the amortization of the fair value of the OPP, which was adopted in conjunction with the Listing.
Depreciation and Amortization Expense
Depreciation and amortization expense increased $0.5 million to $63.4 million for the nine months ended September 30, 2015, compared to $62.9 million for the nine months ended September 30, 2014. This increase was primarily related to our Acquisition, which contributed an additional $5.2 million in depreciation and amortization. This increase was partially offset by a decrease of $4.7 million related to our Same Store due to prior period tenant lease expirations and terminations.
Interest Expense
Interest expense increased $1.9 million to $19.1 million for the nine months ended September 30, 2015, from $17.2 million for the nine months ended September 30, 2014, as a result of a higher weighted average Credit Facility balance outstanding during the nine months ended September 30, 2015 of $635.0 million to fund our Acquisition compared to $376.1 million during the nine months ended September 30, 2014, partially offset by higher write-offs of previously deferred financing costs during the nine months ended September 30, 2014, related to changes in our Credit Facility.
Income (Loss) from Unconsolidated Joint Venture
Income (loss) from unconsolidated joint venture for the nine months ended September 30, 2015 was $1.3 million of income and $1.1 million of loss for the nine months ended September 30, 2014, respectively, which represents our preferred return, net of our pro rata share of the net loss of Worldwide Plaza and the amortization of the difference in basis between our investment and the book value of Worldwide Plaza's net assets.
Income from Preferred Equity Investment, Investment Securities and Interest Income
Income from preferred equity investment, investment securities and interest income decreased $1.0 million to $1.1 million for the nine months ended September 30, 2015 from $2.1 million during the nine months ended September 30, 2014, primarily due to the repayment of our preferred equity investment, which occurred in March 2015.
Gain (Loss) on Derivative Instruments
Gain (loss) on derivative instruments of $0.5 million for the nine months ended September 30, 2015 related to fair value adjustments on derivatives not designated as hedges as well as the expense incurred due to the termination of interest rate swaps associated with mortgages we paid-off before the scheduled maturity, which made it probable that the hedged forecasted transactions would not occur.
Net Loss Attributable to Non-Controlling Interests
The net loss attributable to non-controlling interests for the nine months ended September 30, 2015 and 2014 was $1.0 million and $0.7 million, respectively, which represents the net loss attributable to non-controlling interests for the period. The net loss attributable to non-controlling interests has increased as a result of the vesting of Class B units, the OPP and the conversion of the Listing Note.

Cash Flows for the Nine Months Ended September 30, 2015
For the nine months ended September 30, 2015, net cash provided by operating activities was $33.2 million. The level of cash flows used in or provided by operating activities is affected by the timing of interest payments and the amount of borrowings outstanding during the period, as well as the receipt of scheduled rent payments and the level of property operating expenses. Cash flows provided by operating activities included a net loss adjusted for non-cash items, resulting in a cash inflow of $37.6 million (net loss of $30.6 million adjusted for depreciation and amortization of tangible and intangible real estate assets and other non-cash charges of $68.1 million), an increase in accounts payable and accrued expenses of $3.6 million, primarily due to accrued legal and professional fees, an increase in accrued unbilled ground rent of $2.5 million from recording ground rent expense on a straight-line basis and a decrease in prepaid expenses and other assets of $2.3 million, primarily related to the amortization of prepaid real estate taxes. These cash inflows were partially offset by an increase in unbilled rent receivables of $11.3 million from recording rental income on a straight-line basis, an increase in tenant and other receivables of $0.7 million and a decrease in deferred revenue of $0.7 million.
Net cash provided by investing activities during the nine months ended September 30, 2015 of $24.4 million primarily related to the sale of 123 William Street and the return of our principal invested of $35.1 million, free rent credits released from escrow of $4.7 million related to our Acquisition in August 2014, $4.4 million of proceeds from the sale of investment securities and $3.6 million in distributions from Worldwide Plaza. These cash inflows were partially offset by $23.3 million of capital expenditures and purchases of investment securities of $0.1 million.
Net cash used in financing activities of $59.7 million during the nine months ended September 30, 2015 primarily related to repayments on our Credit Facility of $150.0 million, regularly scheduled principal payments on mortgage notes payable as well as full paydowns on six mortgage notes payable before the scheduled maturity dates of $88.7 million, dividends to common stockholders of $56.0 million, increases in funds held in escrow of $52.1 million, which represents financing transactions which closed on September 30, 2015 and settled on October 1, 2015. Net cash used in financing activities also included payments of financing costs of $10.7 million, an increase in restricted cash of $4.7 million, $2.0 million of distributions to OP unit and participating LTIP unit holders and the purchase of an interest rate cap of $0.5 million. These cash outflows were partially offset by proceeds from mortgage notes payable of $305.0 million secured by 1440 Broadway.
Cash Flows for the Nine Months Ended September 30, 2014
For the nine months ended September 30, 2014, net cash provided by operating activities was $1.1 million. The level of cash flows used in or provided by operating activities is affected by the timing of interest payments and the amount of borrowings outstanding during the period, as well as the receipt of scheduled rent payments and the level of property operating expenses. Cash flows provided by operating activities included a net loss adjusted for non-cash items, resulting in a cash inflow of $26.6 million (net loss of $66.4 million adjusted for depreciation and amortization of tangible and intangible real estate assets and other non-cash charges of $93.0 million) and an increase in accrued unbilled ground rent of $3.3 million from recording ground rent expense on a straight-line basis. These cash inflows were partially offset by an increase in unbilled rent receivables of $12.0 million from recording rental income on a straight-line basis, a decrease in accounts payable and accrued expenses of $7.7 million primarily due to payments to our Dealer Manager for services rendered in 2013 related to exploring our Listing and payments for tenant improvements, an increase in tenant and other receivables of $4.0 million relating to tenant accounts receivable and accrued income on our preferred equity investment in 123 William Street, a decrease in deferred revenue of $4.0 million, an increase in receivable from the Advisor of $1.0 million relating to absorbed expenses and an increase in prepaid expenses and other assets of $0.1 million.
Net cash used in investing activities during the nine months ended September 30, 2014 of $328.3 million primarily related to $316.2 million for our Acquisition in August 2014, additional investments in Worldwide Plaza and our preferred equity investment, a free rent credit from the seller held in escrow of $8.4 million, $5.8 million for capital expenditures and tenant improvements and $3.0 million in purchases of additional investment securities. These cash inflows were partially offset by $5.2 million of distributions from our unconsolidated joint venture in Worldwide Plaza.
Net cash provided by financing activities of $120.0 million during the nine months ended September 30, 2014 primarily related to proceeds from our line of credit of $320.0 million, proceeds received from the sale of common stock of $11.3 million and a $0.8 million contribution from the Advisor for OP units. These cash outflows were partially offset by $154.3 million in share repurchases related to our tender offer, including associated fees and expenses, dividends to stockholders of $47.5 million, deferred financing costs of $7.3 million to expand our Credit Facility, payments of offering costs of $1.5 million, increases to restricted cash of $0.8 million, principal payments on mortgage notes payable of $0.4 million and $0.4 million of distributions to OP unit holders.

Non-GAAP Financial Measures
This section includes non-GAAP financial measures, including Funds from Operations, Core Funds from Operations, Adjusted Funds from Operations, Earnings before Interest, Taxes and Depreciation and Amortization, Net Operating Income, Cash Net Operating Income and Adjusted Cash Net Operating Income. A description of these non-GAAP measures and reconciliations to the most directly comparable GAAP measure, which is net income (loss), is provided below.
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
The historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, which implies that the value of a real estate asset diminishes predictably over time, especially if not adequately maintained or repaired and renovated as required by relevant circumstances or as requested or required by lessees for operational purposes in order to maintain the value disclosed. We believe that, because real estate values historically rise and fall with market conditions, including inflation, interest rates, the business cycle, unemployment and consumer spending, presentations of operating results for a REIT using historical accounting for depreciation and certain other items may be less informative. Historical accounting for real estate involves the use of GAAP. Any other method of accounting for real estate such as the fair value method cannot be construed to be any more accurate or relevant than the comparable methodologies of real estate valuation found in GAAP. Nevertheless, we believe that the use of FFO, which excludes the impact of real estate related depreciation and amortization, among other things, provides a more complete understanding of our performance to investors and to management, and when compared year over year, reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which may not be immediately apparent from net income (loss). However, FFO, core funds from operations ("Core FFO") and adjusted funds from operations (“AFFO”), as described below, should not be construed to be more relevant or accurate than the current GAAP methodology in calculating net income (loss) or in its applicability in evaluating our operating performance. In calculating FFO, Core FFO and AFFO, other REITs may not define FFO in accordance with the current NAREIT definition (as we do) or may interpret the current NAREIT definition differently than we do and/or calculate Core FFO and/or AFFO differently than we do. Consequently, our presentation of FFO, Core FFO and AFFO may not be comparable to other similarly titled measures presented by other REITs.
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
Core FFO is FFO, excluding acquisition and transaction related costs and other costs that are considered to be non-recurring, such as gains on sales of securities and investments, non-recurring revenue, gains, losses and expenses related to the early extinguishment of debt and other non-recurring expenses. The purchase of properties, and the corresponding expenses associated with that process, is a key operational feature of our business plan to generate operational income and cash flows in order to pay dividends or other amounts to our stockholders. In evaluating investments in real estate, we differentiate the costs to acquire the investment from the operations derived from the investment. By excluding expensed acquisition and transaction related costs and non-recurring revenues and expenses, we believe Core FFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management's analysis of the investing and operating performance of our properties.

We exclude certain income or expense items from AFFO that we consider more reflective of investing activities, other non-cash income and expense items and the income and expense effects of other activities that are not a fundamental attribute of our business plan. These items include unrealized gains and losses, which may not ultimately be realized, such as gains or losses on derivative instruments and gains or losses on contingent valuation rights. We also exclude distributions on Class B units as the related shares are assumed to have converted to common stock in our calculation of fully diluted weighted average shares of common stock. In addition, by excluding non-cash income and expense items such as equity-based compensation expenses, amortization of above-market and below-market lease intangibles, amortization of deferred financing costs and straight-line rent from AFFO, we believe we provide useful information regarding income and expense items which have no cash impact and do not provide liquidity to the company or require capital resources of the company. Similarly, we include items such as free rent credits paid by sellers in our calculation of AFFO because these funds are paid to us during the free rent period and therefore improve our liquidity. By providing AFFO, we believe we are presenting useful information that assists investors and analysts to better assess the sustainability of our ongoing operating performance without the impacts of transactions that are not related to the ongoing profitability of our portfolio of properties. We also believe that AFFO is a recognized measure of sustainable operating performance by the REIT industry. Further, we believe AFFO is useful in comparing the sustainability of our operating performance with the sustainability of the operating performance of other real estate companies that are not making a significant number of acquisitions. Investors are cautioned that AFFO should only be used to assess the sustainability of our operating performance excluding these activities, as it excludes certain costs that have a negative effect on our operating performance during the periods in which these costs are incurred.
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

	Three Months Ended			Nine Months Ended
(In thousands)	March 31, 2015	June 30, 2015	September 30, 2015	September 30, 2015
Net loss (in accordance with GAAP)	$(8,460)	$(8,916)	$(13,186)	$(30,562)
Depreciation and amortization, net of adjustments related to joint ventures	20,723	22,144	20,477	63,344
Depreciation and amortization related to unconsolidated joint venture(1)	6,431	6,439	6,478	19,348
FFO	18,694	19,667	13,769	52,130
Acquisition and transaction-related expenses(2)	125	96	2,850	3,071
Gain on sale of investment securities	(48)	—	(54)	(102)
Non-recurring other income	(158)	—	—	(158)
Non-recurring general and administrative expense(3)	500	1,500	—	2,000
Non-recurring straight-line rent bad debt expense	529	8	—	537
Non-recurring derivative losses	—	—	423	423
Non-recurring deferred financing costs(4)	—	—	1,060	1,060
Core FFO	19,642	21,271	18,048	58,961
Non-cash compensation expense(5)	248	2,189	4,081	6,518
Deferred financing costs	1,138	1,162	1,179	3,479
Seller free rent credit	3,679	872	197	4,748
Amortization of market lease intangibles	(2,124)	(1,842)	(1,843)	(5,809)
Mark-to-market adjustments on derivatives	4	—	117	121
Straight-line rent	(5,870)	(2,856)	(2,525)	(11,251)
Straight-line ground rent	987	787	719	2,493
Leasing commissions - second generation	(3)	(3)	(12)	(18)
Building improvements - second generation	(9)	(51)	(201)	(261)
Proportionate share of straight-line rent related to unconsolidated joint venture	(714)	(773)	(988)	(2,475)
AFFO	$16,978	$20,756	$18,772	$56,506
___________________________

(1)	Proportionate share of depreciation and amortization related to unconsolidated joint venture and amortization of difference in basis.

(2)	Acquisition and transaction-related expenses for the third quarter of 2015 primarily represent costs associated with mortgage payoffs and our Credit Facility amendment.

(3)	Represents our estimate of non-recurring audit fees.

(4)	Represents deferred financing costs that were written off as a result of paying off mortgages in advance of their scheduled maturity dates.

(5)
During the second quarter of 2015, we excluded equity-based compensation from our calculation of Core FFO for the first time. During the third quarter of 2015, we reverted to our previous practice of excluding the impact of non-cash compensation expense from the reconciliation to Core FFO to the reconciliation to AFFO.

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
Net operating income ("NOI") is a non-GAAP financial measure equal to net income (loss), the most directly comparable GAAP financial measure, less discontinued operations, interest, other income and income from preferred equity investments and investments securities, plus corporate general and administrative expense, acquisition and transaction-related expenses, depreciation and amortization, other non-cash expenses and interest expense. NOI is adjusted to include our pro rata share of NOI from unconsolidated joint ventures. We use NOI internally as a performance measure and believe NOI provides useful information to investors regarding our financial condition and results of operations because it reflects only those income and expense items that are incurred at the property level. Therefore, we believe NOI is a useful measure for evaluating the operating performance of our real estate assets and to make decisions about resource allocations. Further, we believe NOI is useful to investors as a performance measure because, when compared across periods, NOI reflects the impact on operations from trends in occupancy rates, rental rates, operating costs and acquisition activity on an unlevered basis, providing perspective not immediately apparent from net income. NOI excludes certain components from net income in order to provide results that are more closely related to a property's results of operations. For example, interest expense is not necessarily linked to the operating performance of a real estate asset and is often incurred at the corporate level as opposed to the property level. In addition, depreciation and amortization, because of historical cost accounting and useful life estimates, may distort operating performance at the property level. NOI presented by us may not be comparable to NOI reported by other REITs that define NOI differently. We believe that in order to facilitate a clear understanding of our operating results, NOI should be examined in conjunction with net income (loss) as presented in our consolidated financial statements. NOI should not be considered as an alternative to net income (loss) as an indication of our performance or to cash flows as a measure of our liquidity.
Cash NOI is NOI presented on a cash basis, which is NOI after eliminating the effects of straight-lining of rent and the amortization of above and below market leases.
Adjusted Cash NOI is Cash NOI after eliminating the effects of free rent.

The table below reflect the reconciliation of net loss to Adjusted EBITDA, NOI, Cash NOI and Adjusted Cash NOI during the period presented.

	Three Months Ended			Nine Months Ended
(In thousands)	March 31, 2015	June 30, 2015	September 30, 2015	September 30, 2015
Net loss (in accordance with GAAP)	$(8,460)	$(8,916)	$(13,186)	$(30,562)
Acquisition and transaction related	125	96	2,850	3,071
Depreciation and amortization	20,732	22,154	20,484	63,370
Interest expense	5,933	6,024	7,172	19,129
Loss on derivatives	4	—	540	544
Adjustments related to unconsolidated joint venture(1)	11,264	11,324	11,418	34,006
Adjusted EBITDA	29,598	30,682	29,278	89,558
General and administrative	3,950	5,203	6,519	15,672
Asset management fee to the Advisor	3,144	3,101	3,121	9,366
Income from preferred equity investment, investment securities and interest	(930)	(8)	(141)	(1,079)
Preferred return on unconsolidated joint venture	(3,851)	(3,894)	(3,936)	(11,681)
Proportionate share of other adjustments related to unconsolidated joint venture	1,883	1,905	1,924	5,712
NOI	33,794	36,989	36,765	107,548
Amortization of above/below market lease assets and liabilities	(2,124)	(1,842)	(1,843)	(5,809)
Straight-line rent	(5,341)	(2,848)	(2,525)	(10,714)
Straight-line ground rent	987	787	719	2,493
Proportionate share of adjustments related to unconsolidated joint venture	(714)	(773)	(988)	(2,475)
Cash NOI	26,602	32,313	32,128	91,043
Free rent	4,498	1,880	1,808	8,186
Adjusted Cash NOI	$31,100	$34,193	$33,936	$99,229
_________________

(1)	Proportionate share of adjustments related to unconsolidated joint venture and amortization of difference in basis.

Liquidity and Capital Resources
As of September 30, 2015, we had cash and cash equivalents of $20.4 million. On October 1, 2015, we received $48.8 million of funds held in escrow, which represented the net proceeds from financing our 1440 Broadway property and pay-off of mortgage notes payable before the scheduled maturity dates and $150.0 million pay-down on our Credit Facility, all of which closed on September 30, 2015.
In the normal course of business, our principal demands for funds are for operating expenses, capital expenditures, dividends to our stockholders and principal and interest on our outstanding indebtedness. We expect to continue to increase the amount of cash flow generated from operating activities in future periods through future acquisitions and the stabilization of our current investment portfolio. Furthermore, we anticipate increased cash flow through future leasing activity and the contractual rent escalations included in a majority of our current leases during the primary term of the lease. Such increased cash flow will positively impact the amount of funds available for payments to our stockholders. Future sources of capital include proceeds from secured or unsecured financings from banks or other lenders, proceeds from offerings, including issuances of equity or debt securities, proceeds from the sale of properties and undistributed funds from operations. Our principal sources and uses of funds are further described below.
Principal Sources of Funds
Availability of Funds from Credit Facility
On April 14, 2014, we entered into our amended and restated credit facility ("Credit Facility") with Capital One, National Association ("Capital One"). The Credit Facility allows for total borrowings of up to $705.0 million with a $305.0 million term loan and a $400.0 million revolving loan which mature on August 20, 2018 and August 20, 2016, respectively. We have two one-year options to extend the revolving loan to August 20, 2018. The Credit Facility contains an "accordion feature" to allow us, under certain circumstances, and with consent of our lenders, to increase the aggregate loan borrowings to up to $1.0 billion of total borrowings.
On August 27, 2015, we entered into an amendment pursuant to which certain changes were made under the Credit Facility primarily to increase the borrowing base capacity including, among other changes, (i) the ability to add a hotel asset as a borrowing base asset, (ii) reducing the debt service coverage ratio test from 1.4 to 1.3 for draw downs on the Credit Facility, (iii) increasing the amount of dividends we are permitted to pay relative to our Modified Funds From Operations (as defined in the Credit Facility) for the twelve months commencing June 30, 2015 from 95% to 100%, and (iv) increasing the amount we can spend to repurchase shares of common stock during a fiscal year from $65.0 million to $100.0 million.
We repaid $150.0 million in advances on the revolving portion of our Credit Facility during the three months ended September 30, 2015. As of September 30, 2015, the outstanding balance of the term loan and revolving components of the Credit Facility was $305.0 million and $180.0 million, respectively, with a combined weighted average interest rate of 2.2%. The unused borrowing capacity, based on the value of the borrowing base properties as of September 30, 2015, was $65.3 million. Availability of borrowings is based on a pool of eligible unencumbered real estate assets.
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
Other Sources of Funds
On March 27, 2015, the owner of 123 William Street, the property in which we held our $35.1 million preferred equity investment, sold the property to American Realty Capital New York City REIT, Inc. ("ARC NYCR"), which is advised by entities under common control with our Advisor. The sponsor of ARC NYCR is also our Sponsor. On that date, we received our entire principal balance plus accrued income receivable. Cash received from the sale of our preferred equity investment has increased our liquidity and the funds are available for dividends to our stockholders and other working capital requirements.

During the second quarter of 2015, we announced several initiatives to both increase our liquidity and create long-term value for our stockholders. These initiatives include 1) increasing cash NOI by leasing currently vacant space, stabilizing revenue at the Viceroy Hotel and releasing currently below-market expiring space at market rates; 2) considering joint venture partners in our top five assets to unlock excess value; 3) exploring the sale of five non-core assets in the Brooklyn and Queens boroughs of New York City; and 4) realizing internal growth opportunities by repositioning office and basement space to retail space at 1440 Broadway as well as converting the lobby to rentable retail space. We are also in the process of refinancing the mortgage notes payable secured by the Design Center.
On September 30, 2015, we obtained a mortgage note payable of up to $325.0 million, secured by our property located at 1440 Broadway. As of September 30, 2015, the mortgage note payable outstanding was $305.0 million, and up to $20.0 million is available in the future as additional advances, subject to customary funding conditions to pay, among other things, for certain tenant allowances, capital expenditures and leasing costs that have been approved by the lender.
Subsequent Events
On October 1, 2015, we announced the initiation of a series of governance, strategic and operational actions intended to enhance value for all stockholders. Management and our board of directors unanimously endorsed the following actions:

•
Engaged the Eastdil Secured division of Wells Fargo Securities, a leading real estate investment banking group, as strategic advisor to identify and evaluate potential strategic transactions at the asset or entity level;

•	Appointed an additional non-independent director to the board of directors as well as conducting a search to identify additional independent directors to appoint in the near future; and

•	In the process of completing a joint venture arrangement with ARC NYCR, in order to better align interests between us and ARC NYCR.
On October 21 2015, we completed the sale of one of our non-core assets, 163 Washington Avenue, for a contract purchase price of $37.7 million.
On November 9, 2015, ARC advised us that ARC and Apollo Global Management, LLC (NYSE: APO) (together with its consolidated subsidiaries, “Apollo”) have mutually agreed to terminate an agreement, dated as of August 6, 2015, pursuant to which Apollo would have purchased a controlling interest in a newly formed company that would have owned a majority of the ongoing asset management business of ARC, including our Advisor and our Property Manager. The termination has no effect on our previously announced strategic initiatives or the current management team.
Also on November 9, 2015, we announced that our board of directors decided to increase the size of our board by two additional members and that these two additional members have been appointed to fill the two new slots as additional independent directors. Our board of directors now consists of seven members, five of which are independent.
Principal Use of Funds
Acquisitions and Capital Expenditures
As of September 30, 2015, we owned 23 properties. Our Advisor is actively and continuously evaluating potential acquisitions of real estate and real estate-related assets and engages in negotiations with sellers and borrowers on our behalf.
In connection with the leasing of our properties, we have entered into and will continue to enter into agreements with our tenants to provide allowances for tenant improvements. These allowances require us to fund capital expenditures up to amounts specified in our lease agreements. We intend to fund tenant improvement allowances with cash on hand and cash flows from operations.
Repurchase of Common Stock
On June 22, 2015, our board of directors authorized us to repurchase up to $150.0 million of our common stock. We expect to opportunistically repurchase shares during periods of favorable market conditions to increase stockholder value. We expect to fund repurchases with cash on hand, cash flow from operations and excess cash from the sale of non-core assets. As of September 30, 2015, we had not repurchased any shares pursuant to the $150.0 million share repurchase plan.
Joint Ventures
On October 1, 2015, we announced that we intend to enter into joint venture agreements with ARC NYCR, which is intended to better align interests between us and ARC NYCR and to facilitate the continued growth and diversification of both portfolios with reduced need to raise additional equity capital. Any joint venture agreement will require approval by our board of directors and the board of directors of ARC NYCR.

Dividends
We are required to distribute at least 90% of our annual REIT taxable income. During the nine months ended September 30, 2015, we declared and paid a dividend rate equal to $0.46 per share per annum. Payments are made to stockholders of record at the close of business on the 8th day of each month, and payable on the 15th day of such month. Payments are dependent on the availability of funds. Amounts paid to our stockholders may be a return of capital and not a return on a stockholder's investment. Our board of directors may reduce the amount of dividends or distributions paid or suspend dividend payments at any time and therefore dividend payments are not assured.
During the nine months ended September 30, 2015, dividends paid totaled $58.0 million, inclusive of $2.0 million of distributions paid on OP units and participating LTIP units. During the nine months ended September 30, 2015, cash used to pay our dividends was primarily generated from cash flows provided by operations and proceeds from the return of our preferred equity investment in 123 William Street. We expect to fund dividend payments over the next three months primarily from cash flows from operations, the remaining proceeds from the return of our preferred equity investment in 123 William Street, distributions from Worldwide Plaza and proceeds from sales of investment securities.
Worldwide Plaza Option
We expect to exercise our $1.4 billion purchase option for the remaining interest in Worldwide Plaza and fund the purchase option using cash on hand and future debt financing.
The following table shows the sources for the payment of dividends for the periods presented:

	Three Months Ended						Nine Months Ended
	March 31, 2015		June 30, 2015		September 30, 2015		September 30, 2015
(In thousands)		Percentage of Distributions		Percentage of Distributions		Percentage of Distributions		Percentage of Distributions
Distributions:
Dividends paid in cash	$18,654		$18,651		$18,711		$56,016
Other(1)	593		768		621		1,982
Total dividends	$19,247		$19,419		$19,332		$57,998
Source of dividend coverage:
Cash flows provided by operations	$14,446	75.1%	$1,886	9.7%	$16,912	87.5%	$33,244	57.3%
Proceeds from return of preferred equity investment	4,801	24.9%	17,533	90.3%	2,420	12.5%	24,754	42.7%
Total sources of dividends	$19,247	100.0%	$19,419	100.0%	$19,332	100.0%	$57,998	100.0%
Cash flows provided by operations (GAAP basis)	$14,446		$1,886		$16,912		$33,244
Net loss attributable to stockholders (in accordance with GAAP)	$(8,199)		$(8,659)		$(12,752)		$(29,610)
__________________

(1)	Includes distributions on OP units and participating LTIP units.
Loan Obligations
As of September 30, 2015, we had consolidated mortgage notes payable of $388.5 million, excluding our pro rata share, of $427.9 million, of unconsolidated mortgage debt relating to Worldwide Plaza's total mortgage debt of $875.0 million. As of September 30, 2015, the consolidated mortgage notes payable had a weighted average interest rate of 3.8% and our pro rata share of unconsolidated mortgage debt relating to Worldwide Plaza had a weighted average interest rate of 4.6%.
The payment terms of our loan obligations require principal and interest amounts payable monthly with all unpaid principal and interest due at maturity. Our loan agreements require us to comply with specific reporting covenants. As of September 30, 2015, we were in compliance with the debt covenants under our loan agreements.
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

Contractual Obligations
Debt Obligations
The following is a summary of our contractual debt obligations as of September 30, 2015:

			Years Ended December 31,
(In thousands)	Total	October 1, 2015 - December 31, 2015	2016 — 2017	2018 — 2019	Thereafter
Principal payments due:
Mortgage notes payable	$388,537	$101	$67,601	$312,572	$8,263
Credit facility	485,000	—	180,000	305,000	—
	$873,537	$101	$247,601	$617,572	$8,263
Interest payments due:
Mortgage notes payable	$53,732	$2,686	$28,369	$22,295	$382
Credit Facility	23,500	2,638	16,363	4,499	—
	$77,232	$5,324	$44,732	$26,794	$382
Lease Obligations
We entered into lease agreements primarily related to 350 Bleecker Street and the Viceroy Hotel under leasehold interest agreements. The following table reflects the minimum base rental cash payments due from us over the next five years and thereafter under these arrangements. These amounts exclude contingent rent payments, as applicable, that may be payable based on provisions related to increases in annual rent based on exceeding certain economic indexes, among other items.

			Years Ended December 31,
(In thousands)	Total	October 1, 2015 - December 31, 2015	2016 — 2017	2018 — 2019	Thereafter
Capital lease obligations	$3,856	$22	$172	$172	$3,490
Operating lease obligations	273,167	1,242	9,863	10,435	251,627
Total lease obligations	$277,023	$1,264	$10,035	$10,607	$255,117
Election as a REIT
We elected and qualified to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"), effective for our taxable year ended December 31, 2010. We believe that, commencing with such taxable year, we are organized and operate in such a manner as to qualify for taxation as a REIT under the Code. We intend to continue to operate in such a manner to qualify for taxation as a REIT, but no assurance can be given that we will operate in a manner so as to remain qualified for taxation as a REIT. In order to continue to qualify for taxation as a REIT we must, among other things, distribute annually at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP) determined without regard for the deduction for dividends paid and excluding net capital gains, and must comply with a number of other organizational and operational requirements. If we continue to qualify for taxation as a REIT, we generally will not be subject to federal corporate income tax on that portion of our REIT taxable income that we distribute to our stockholders. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and properties as well as federal income and excise taxes on our undistributed income.
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

Off-Balance Sheet Arrangements
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
As of September 30, 2015, our debt consisted of both fixed and variable-rate debt. We had fixed-rate secured mortgage notes payable and fixed-rate loans under our Credit Facility, with an aggregate carrying value of $163.5 million and a fair value of $168.8 million. Changes in market interest rates on our fixed-rate debt impact the fair value of the notes, but it has no impact on interest due on the notes. For instance, if interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our obligation to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed–rate debt assumes an immediate 100 basis point move in interest rates from their September 30, 2015 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt by $1.7 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt by $1.7 million.
As of September 30, 2015, our variable-rate debt had a carrying and fair value of $710.0 million. Interest rate volatility associated with this variable-rate debt affects interest expense incurred and cash flow. The sensitivity analysis related to our variable-rate debt assumes an immediate 100 basis point move in interest rates from their September 30, 2015 levels, with all other variables held constant. A 100 basis point increase or decrease in variable interest rates on our variable-rate debt would increase or decrease our interest expense by $7.1 million annually.
These amounts were determined by considering the impact of hypothetical interest rates changes on our borrowing costs, and assuming no other changes in our capital structure. As the information presented above includes only those exposures that existed as of September 30, 2015, it does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
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
Changes in Internal Control Over Financial Reporting.
We completed the execution of our remediation plan with respect to previously identified material weaknesses during the quarter ended June 30, 2015. No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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
None.
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
Nicholas Radesca
Interim Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)

Date: November 9, 2015

EXHIBIT INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
10.1 (1)	Loan Agreement, dated as of September 30, 2015, between ARC NY1440BWY1, LLC, as Borrower, and H/2 Financial Funding I LLC, as Lender
10.2 (1)	Mezzanine Loan Agreement, dated as of September 30, 2015, between ARC NY1440BWY1 MEZZ, LLC, as Borrower, and Paramount Group Fund VIII 1440 Broadway Mezz LP, as Lender
10.3 (1)	Amended, Restated and Consolidated Mortgage, Assignment of Rents and Leases, Collateral Assignment of Property Agreements, Security Agreement and Fixture Filing
10.4 (1)	Pledge and Security Agreement, made as of September 30, 2015, by ARC NY1440BWY1 MEZZ, LLC in favor of Paramount Group Fund VIII 1440 Broadway Mezz LP
10.5 (1)	Guaranty (Unfunded Obligations), dated as of September 30, 2015, by New York REIT, Inc. and New York Recovery Operating Partnership, L.P. for the benefit of the Mortgage Lender
10.6 (1)	Guaranty (Unfunded Obligations), dated as of September 30, 2015, by New York REIT, Inc. and New York Recovery Operating Partnership, L.P. for the benefit of the Mezzanine Lender
10.7 (1)	Environmental Indemnity Agreement, dated as of September 30, 2015, by New York REIT, Inc., New York Recovery Operating Partnership, L.P., and ARC NY1440BWY1, LLC for the benefit of the Mortgage Lender
10.8 (1)
Environmental Indemnity Agreement, dated as of September 30, 2015, by New York REIT, Inc., New York Recovery Operating Partnership, L.P., and ARC NY1440BWY1 MEZZ, LLC for the benefit of the Mezzanine Lender.

10.9 (1)	Guaranty, dated as of September 30, 2015, by New York REIT, Inc. and New York Recovery Operating Partnership, L.P. for the benefit of the Mortgage Lender
10.10 (1)	Guaranty, dated as of September 30, 2015, by New York REIT, Inc. and New York Recovery Operating Partnership, L.P. for the benefit of the Mezzanine Lender
10.11*
Amended and Restated 2014 Advisor Multi-Year Outperformance Agreement by and among New York REIT, Inc., New York Recovery Operating Partnership, L.P. and New York Recovery Advisors, LLC effective as of August 5, 2015

10.12*
First Amendment to Second Amended and Restated Credit Agreement by and among New York REIT, Inc., New York Recovery Operating Partnership, L.P. and Capital One, National Association, dated as of August 27, 2015

10.13*	Indemnification Agreement, dated September 30, 2015, between New York REIT, Inc. and Marc Rowan
31.1 *	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 *	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32 *
Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 *
XBRL (eXtensible Business Reporting Language). The following materials from New York REIT, Inc.'s Quarterly Report on Form 10-Q for the nine months ended September 30, 2015, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this information in furnished and not filed for purpose of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934

_____________________
* Filed herewith.

(1)	Filed as an exhibit to New York REIT, Inc.’s Current Report on Form 8-K filed with the SEC on October 5, 2015.