Form 10-Q
period 2016-03-31
New York REIT, Inc.
filed 2016-05-10
CIK 1474464

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of April 29, 2016, the registrant had 165,033,396 shares of common stock, $0.01 par value per share, outstanding.

NEW YORK REIT, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
NEW YORK REIT, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)

	March 31, 2016	December 31, 2015
ASSETS	(Unaudited)
Real estate investments, at cost:
Land	$477,171	$477,171
Buildings, fixtures and improvements	1,213,928	1,208,138
Acquired intangible assets	137,512	137,594
Total real estate investments, at cost	1,828,611	1,822,903
Less accumulated depreciation and amortization	(189,856)	(172,668)
Total real estate investments, net	1,638,755	1,650,235
Cash and cash equivalents	100,162	98,604
Restricted cash	4,864	2,019
Investment in unconsolidated joint venture	208,558	215,370
Assets held for sale	—	29,268
Derivatives, at fair value	165	431
Tenant and other receivables	3,152	3,537
Unbilled rent receivables	45,041	42,905
Prepaid expenses and other assets (including amounts prepaid to related parties of $1 and $7 as of March 31, 2016 and December 31, 2015, respectively)	8,097	10,074
Deferred costs, net	11,101	12,319
Total assets	$2,019,895	$2,064,762
LIABILITIES AND EQUITY
Mortgage notes payable, net of deferred financing costs	$363,085	$381,443
Credit facility	485,000	485,000
Market lease intangibles, net	70,999	73,083
Liabilities related to assets held for sale	—	321
Derivatives, at fair value	2,129	1,266
Accounts payable, accrued expenses and other liabilities (including amounts due to related parties of $201 and $99 as of March 31, 2016 and December 31, 2015, respectively)	28,237	27,736
Deferred revenue	4,536	3,617
Dividends payable	17	27
Total liabilities	954,003	972,493
Preferred stock, $0.01 par value; 40,866,376 shares authorized, none issued and outstanding	—	—
Convertible preferred stock, $0.01 par value; 9,133,624 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 300,000,000 shares authorized, 165,028,289 and 162,529,811 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	1,651	1,626
Additional paid-in capital	1,426,766	1,403,624
Accumulated other comprehensive loss	(2,116)	(1,237)
Accumulated deficit	(387,670)	(369,273)
Total stockholders' equity	1,038,631	1,034,740
Non-controlling interests	27,261	57,529
Total equity	1,065,892	1,092,269
Total liabilities and equity	$2,019,895	$2,064,762
The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEW YORK REIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Revenues:
Rental income	$29,009	$33,478
Hotel revenue	4,329	4,209
Operating expense reimbursements and other revenue	3,371	4,162
Total revenues	36,709	41,849
Operating expenses:
Property operating	10,366	10,969
Hotel operating	6,254	5,670
Operating fees incurred from the Advisor	3,074	3,144
Acquisition and transaction related	349	125
General and administrative	(3,344)	3,950
Depreciation and amortization	17,225	21,680
Total operating expenses	33,924	45,538
Operating income (loss)	2,785	(3,689)
Other income (expenses):
Interest expense	(9,726)	(6,249)
Income from unconsolidated joint venture	1,088	235
Income from preferred equity investment, investment securities and interest	18	930
Gain on sale of real estate investments, net	6,505	—
Loss on derivative instruments	(251)	(4)
Total other expenses	(2,366)	(5,088)
Net income (loss)	419	(8,777)
Net loss attributable to non-controlling interests	68	261
Net income (loss) attributable to stockholders	$487	$(8,516)

Other comprehensive income (loss):
Unrealized loss on derivatives	$(879)	$(1,093)
Unrealized gain on investment securities	—	104
Total other comprehensive loss	(879)	(989)
Comprehensive loss attributable to stockholders	$(392)	$(9,505)

Basic weighted average common shares outstanding	163,872,612	162,092,424
Basic net income (loss) per share attributable to stockholders	$—	$(0.05)
Diluted weighted average common shares outstanding	167,926,110	162,092,424
Diluted net income (loss) per share attributable to stockholders	$—	$(0.05)
Dividends declared per common share	$0.12	$0.12
The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEW YORK REIT, INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
Three Months Ended March 31, 2016
(In thousands, except share data)
(Unaudited)

	Common Stock			Accumulated Other Comprehensive Loss
	Number of Shares	Par Value	Additional Paid-In Capital		Accumulated Deficit	Stockholders' Equity	Non- controlling Interests	Total Equity
Balance, December 31, 2015	162,529,811	$1,626	$1,403,624	$(1,237)	$(369,273)	$1,034,740	$57,529	$1,092,269
OP units converted to common stock	2,515,406	25	23,214	—	—	23,239	(23,239)	—
Equity-based compensation and retirement of vested shares	(16,928)	—	(72)	—	—	(72)	(6,533)	(6,605)
Dividends declared on common stock and distributions to non-controlling interest holders	—	—	—	—	(18,884)	(18,884)	(428)	(19,312)
Net income (loss)	—	—	—	—	487	487	(68)	419
Unrealized loss on derivatives	—	—	—	(879)	—	(879)	—	(879)
Balance, March 31, 2016	165,028,289	$1,651	$1,426,766	$(2,116)	$(387,670)	$1,038,631	$27,261	$1,065,892
The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEW YORK REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$419	$(8,777)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	17,225	21,680
Amortization of deferred financing costs	2,606	1,138
Accretion of below- and amortization of above-market lease liabilities and assets, net	(1,724)	(3,071)
Equity-based compensation	(6,430)	248
Loss on derivative instruments	251	4
Income from unconsolidated joint venture	(1,088)	(235)
Gain on sale of real estate investment, net	(6,505)	—
Gain on sale of investment securities	—	(48)
Bad debt expense	142	542
Changes in assets and liabilities:
Tenant and other receivables	322	(648)
Unbilled rent receivables	(2,252)	(5,870)
Prepaid expenses, other assets and deferred costs	1,069	5,744
Accrued unbilled ground rent	686	987
Accounts payable and accrued expenses	193	2,127
Deferred revenue	794	625
Net cash provided by operating activities	5,708	14,446
Cash flows from investing activities:
Proceeds from sale of real estate investments and redemption of preferred equity investment	35,429	35,100
Acquisition funds released from escrow	—	3,679
Capital expenditures	(6,290)	(7,494)
Distributions from unconsolidated joint venture	7,900	—
Proceeds from sale of investment securities	—	1,098
Purchase of investment securities	—	(42)
Net cash provided by investing activities	37,039	32,341
Cash flows from financing activities:
Payments on mortgage notes payable	(19,041)	(121)
Refund (payments) of financing costs	19	(132)
Dividends paid	(18,894)	(18,654)
Distributions to non-controlling interest holders	(428)	(593)
Restricted cash	(2,845)	(439)
Net cash used in financing activities	(41,189)	(19,939)
Net increase in cash and cash equivalents	1,558	26,848
Cash and cash equivalents, beginning of period	98,604	22,512
Cash and cash equivalents, end of period	$100,162	$49,360

Supplemental disclosures:
Cash paid for interest	$7,154	$4,828
Non-cash investing and financing activities:
Accrued capital expenditures	4	3,556
Conversion of OP units to common stock	23,239	—
The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

Note 1 — Organization
New York REIT, Inc. (the "Company") was incorporated on October 6, 2009 as a Maryland corporation that qualified as a real estate investment trust for U.S. federal income tax purposes ("REIT") beginning with its taxable year ended December 31, 2010. On April 15, 2014, the Company listed its common stock on the New York Stock Exchange ("NYSE") under the symbol "NYRT" (the "Listing").
The Company purchased its first property and commenced active operations in June 2010. As of March 31, 2016, the Company owned 19 properties. As of March 31, 2016, the Company's properties aggregated 3.3 million rentable square feet, had an occupancy of 95.1% and a weighted-average remaining lease term of 9.3 years. The Company's portfolio primarily consisted of office and retail properties, representing 83% and 9%, respectively, of rentable square feet as of March 31, 2016. The Company has acquired hotel and other types of real properties to add diversity to its portfolio. Properties other than office and retail spaces represented 8% of rentable square feet.
Substantially all of the Company's business is conducted through New York Recovery Operating Partnership, L.P. (the "OP"), a Delaware limited partnership. The Company's only significant asset is the general partnership interests it owns in the OP and assets held by the Company for the use and benefit of the OP. The Company has no employees. The Company has retained New York Recovery Advisors, LLC (the "Advisor") to manage its affairs on a day-to-day basis. New York Recovery Properties, LLC (the "Property Manager") serves as the Company's property manager, unless services are performed by a third party for specific properties. The Advisor and Property Manager are under common control with AR Global Investments, LLC (the successor business to AR Capital, LLC, "AR Global"), the parent of the Company's sponsor, American Realty Capital III, LLC (the "Sponsor"), as a result of which, they are related parties and have received or will continue to receive compensation, fees and expense reimbursements for services related to the investment and management of the Company's assets.
Note 2 — Summary of Significant Accounting Policies
The accompanying consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results of operations for the entire year or any subsequent interim period.
These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2015, which are included in the Company's Annual Report on Form 10-K filed with the SEC on February 26, 2016. There have been no significant changes to the Company's significant accounting policies during the three months ended March 31, 2016, other than the updates described below and in the subsequent notes.
Recent Accounting Pronouncement
In March 2016, the Financial Accounting Standards Board (the "FASB") issued guidance which requires an entity to determine whether the nature of its promise to provide goods or services to a customer is performed in a principal or agent capacity and to recognize revenue in a gross or net manner based on its principal/agent designation. This guidance is effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted. The Company is currently evaluating the impact of this new guidance.

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

Recently Adopted Accounting Pronouncements
In February 2015, the FASB amended the accounting for consolidation of certain legal entities. The amendments modify the evaluation of whether certain legal entities are variable interest entities ("VIE") or voting interest entities, eliminate the presumption that a general partner should consolidate a limited partnership and affect the consolidation analysis of reporting entities that are involved with VIEs (particularly those that have fee arrangements and related party relationships). The revised guidance is effective for the Company's fiscal year ended December 31, 2016. The Company has evaluated the impact of the adoption of the new guidance on its consolidated financial statements and has determined the OP is considered to be a VIE. However, the Company meets the disclosure exemption criteria as the Company is the primary beneficiary of the VIE and the Company’s partnership interest is considered a majority voting interest in a business and the assets of the OP can be used for purposes other than settling its obligations, such as paying distributions. Further, the Company has consolidated the OP even prior to the adoption of the new guidance. Also as a result of the new guidance, the Company has also determined that WWP Holdings, LLC ("Worldwide Plaza") is a VIE, but the Company is not the primary beneficiary of Worldwide Plaza and therefore continues to not consolidate the entity. As such, the adoption of the new guidance did not have a material impact on the Company's consolidated financial statements.
In April 2015, the FASB amended the presentation of debt issuance costs on the balance sheet. The amendment requires that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability and that the entity apply the new guidance on a retrospective basis. In August 2015, the FASB added that, for line of credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line, regardless of whether or not there are any outstanding borrowings. The revised guidance is effective for the Company's fiscal year ended December 31, 2016. As a result of adoption of the new guidance, the Company has reclassified deferred financing costs, net related to mortgage notes payable of $6.3 million and $7.0 million, respectively, as of March 31, 2016 and December 31, 2015 as a reduction of the carrying amount of mortgage notes payable. See Note 6 — Mortgage Notes Payable. As permitted, deferred financing costs related to the Company's credit facility with Capital One, National Association (the "Credit Facility") continue to be reflected within deferred costs, net on the consolidated balance sheets.
In March 2016, the FASB issued an update that changes the accounting for certain aspects of share-based compensation. Among other things, the revised guidance allows companies to make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. The revised guidance is effective for reporting periods beginning after December 15, 2016. Early adoption is permitted. The Company has adopted the provisions of this guidance beginning January 1, 2016 and determined that there is no impact to the Company’s consolidated financial position, results of operations and cash flows.
Note 3 — Real Estate Investments
There were no real estate assets acquired or liabilities assumed during the three months ended March 31, 2016 or 2015.
The following table presents future minimum base cash rental payments due to the Company, excluding future minimum base cash rental payments related to the Company's unconsolidated joint venture, subsequent to March 31, 2016. These amounts exclude contingent rental payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes among other items.

(In thousands)	Future Minimum Base Cash Rental Payments
April 1, 2016 - December 31, 2016	$77,008
2017	104,977
2018	102,941
2019	94,835
2020	95,310
Thereafter	552,608
Total	$1,027,679

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

The following table lists the tenants whose annualized cash rent represented greater than 10% of total annualized cash rent as of March 31, 2016 and 2015, including annualized cash rent related to the Company's unconsolidated joint venture:

		March 31,
Property Portfolio	Tenant	2016	2015
Worldwide Plaza	Cravath, Swaine & Moore, LLP	16%	16%
Worldwide Plaza	Nomura Holdings America, Inc.	11%	11%
The termination, delinquency or non-renewal of any of the above tenants may have a material adverse effect on the Company's operations.
Intangible Assets and Liabilities
Acquired intangible assets and liabilities as of March 31, 2016 and December 31, 2015 consist of the following:

	March 31, 2016
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
In-place leases	$113,310	$33,998	$79,312
Other intangibles	3,804	509	3,295
Above-market leases	20,398	4,073	16,325
Total acquired intangible assets	$137,512	$38,580	$98,932
Intangible lease liabilities:
Below-market leases	$77,054	$22,959	$54,095
Above-market ground lease liability	17,968	1,064	16,904
Total market lease intangibles	$95,022	$24,023	$70,999

	December 31, 2015
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
In-place leases	$113,392	$31,120	$82,272
Other intangibles	3,804	429	3,375
Above-market leases	20,398	3,713	16,685
Total acquired intangible assets	$137,594	$35,262	$102,332
Intangible lease liabilities:
Below-market leases	$77,177	$21,110	$56,067
Above-market ground lease liability	17,968	952	17,016
Total market lease intangibles	$95,145	$22,062	$73,083

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

The following table discloses amounts recognized within the consolidated statements of operations and comprehensive loss related to amortization of in-place leases and other intangibles, amortization and accretion of above- and below-market lease assets and liabilities, net and the amortization of above-market ground lease, for the periods presented:

	Three Months Ended March 31,
(In thousands)	2016	2015
Amortization of in-place leases and other intangibles(1)	$3,040	$6,170
Amortization and (accretion) of above- and below market leases, net(2)	$(1,612)	$(2,959)
Amortization of above-market ground lease(3)	$(112)	$(112)
_______________

(1)	Reflected within depreciation and amortization expense.

(2)	Reflected within rental income.

(3)	Reflected within hotel expenses.
The following table provides the projected amortization expense and adjustments to revenues for the next five years as of March 31, 2016:

	April 1, 2016 - December 31, 2016	2017	2018	2019	2020
In-place leases	$7,705	$9,612	$8,655	$8,271	$8,033
Other intangibles	241	321	321	321	321
Total to be included in depreciation and amortization expense	$7,946	$9,933	$8,976	$8,592	$8,354

Above-market lease assets	$(1,068)	$(1,420)	$(1,420)	$(1,420)	$(1,407)
Below-market lease liabilities	5,476	6,660	5,875	5,490	5,250
Total to be included in rental income	$4,408	$5,240	$4,455	$4,070	$3,843

Above-market ground lease liability to be deducted from hotel expenses	$(337)	$(449)	$(449)	$(449)	$(449)

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

Real Estate Sales
As part of the Company's plan to sell non-core assets, during the three months ended March 31, 2016, the Company sold its properties located at 163-30 Cross Bay Boulevard in Queens, New York ("Duane Reade"), 1623 Kings Highway in Brooklyn, New York ("1623 Kings Highway") and 2061-2063 86th Street in Brooklyn, New York ("Foot Locker"). The following table summarizes the properties sold during the three months ended March 31, 2016. The Company did not sell any properties during the three months ended March 31, 2015.

Property	Borough	Disposition Date	Contract Sales Price	Gain on Sale(1)(2)
			(in thousands)	(in thousands)
Duane Reade(3)	Queens	February 2, 2016	$12,600	$126
1623 Kings Highway	Brooklyn	February 17, 2016	17,000	4,293
Foot Locker	Brooklyn	March 30, 2016	8,400	2,086
			$38,000	$6,505
______________________

(1)	Reflected within gain on sale of real estate investments, net in the consolidated statements of operations and comprehensive loss.

(2)	During the three months ended March 31, 2016, the Company repaid three mortgage notes payable totaling $18.9 million as a result of the sales of Duane Reade, 1623 Kings Highway and Foot Locker.

(3)	Impairment charge of $0.9 million was recognized during the year ended December 31, 2015 in connection with the classification of Duane Reade as held for sale.
The disposal of Duane Reade, 1623 Kings Highway and Foot Locker did not represent a strategic shift that has a major effect on the Company’s operations and financial results. Accordingly, the results of operations of Duane Reade, 1623 Kings Highway and Foot Locker remain classified within continuing operations for all periods presented until the respective dates of disposal of Duane Reade, 1623 Kings Highway and Foot Locker.
Note 4 — Investment in Unconsolidated Joint Venture
On October 30, 2013, the Company purchased a 48.9% equity interest in Worldwide Plaza for a contract purchase price of $220.1 million, based on the property value for Worldwide Plaza of $1.3 billion less $875.0 million of debt on the property. As of March 31, 2016, the Company's pro rata portion of debt secured by Worldwide Plaza was $427.9 million. The debt on the property has a weighted average interest rate of 4.6% and matures in March 2023. As a result of new accounting guidance, the Company has determined that Worldwide Plaza is a VIE, but is not required to consolidate the activities of Worldwide Plaza. The Company accounts for the investment in Worldwide Plaza using the equity method of accounting because the Company exercises significant influence over, but does not control, the entity. See Note 2 — Summary of Significant Accounting Policies.
Pursuant to the terms of the membership agreement governing the Company’s purchase of the 48.9% equity interest in Worldwide Plaza, the Company retains an option to purchase the balance of the equity interest in Worldwide Plaza beginning 38 months following the closing of the acquisition, or December 2016, at an agreed-upon property value of $1.4 billion, subject to certain adjustments, including, but not limited to, adjustments for certain loans that are outstanding at the time of exercise, adjustments for the percentage equity interest being acquired and any of the Company's preferred return in arrears. If the Company does not exercise its purchase option, the Company will be subject to a fee in the amount of $25.0 million. The maximum amount of loss that could be incurred related to the Company's investment in Worldwide Plaza is $233.6 million.
At acquisition, the Company's investment in Worldwide Plaza exceeded the Company's share of the book value of the net assets of Worldwide Plaza by $260.6 million. This basis difference resulted from the excess of the Company's purchase price for its equity interest in Worldwide Plaza over the book value of Worldwide Plaza's net assets. Substantially all of this basis difference was allocated to the fair values of Worldwide Plaza's assets and liabilities. The Company amortizes the basis difference over the anticipated useful lives of the underlying tangible and intangible assets acquired and liabilities assumed. The basis difference related to the land will be recognized upon disposition of the Company's investment. As of March 31, 2016 and December 31, 2015, the carrying value of the Company's investment in Worldwide Plaza was $208.6 million and $215.4 million, respectively.
The Company is party to litigation related to Worldwide Plaza. See Note 10 — Commitments and Contingencies.

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

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
The condensed balance sheets as of March 31, 2016 and December 31, 2015 for Worldwide Plaza are as follows:

(In thousands)	March 31, 2016	December 31, 2015
	(Unaudited)
Real estate assets, at cost	$714,654	$714,642
Less accumulated depreciation and amortization	(122,077)	(117,092)
Total real estate assets, net	592,577	597,550
Cash and cash equivalents	4,689	9,036
Other assets	267,125	259,894
Total assets	$864,391	$866,480

Debt	$875,000	$875,000
Other liabilities	17,619	15,515
Total liabilities	892,619	890,515
Deficit	(28,228)	(24,035)
Total liabilities and deficit	$864,391	$866,480

Company's basis	$208,558	$215,370
The condensed statements of operations for the three months ended March 31, 2016 and 2015 for Worldwide Plaza are as follows:

	Three Months Ended March 31,
(In thousands)	2016	2015
Rental income	$31,489	$30,514
Other revenue	1,230	1,217
Total revenue	32,719	31,731
Operating expenses:
Operating expenses	11,986	12,241
Depreciation and amortization	6,772	6,850
Total operating expenses	18,758	19,091
Operating income	13,961	12,640
Interest expense	(10,254)	(9,882)
Net income	3,707	2,758
Company's preferred return	(4,067)	(3,851)
Net loss to members	$(360)	$(1,093)

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
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

	Three Months Ended March 31,
(In thousands)	2016	2015
Company's preferred return	$4,067	$3,851
Company's share of net loss from Worldwide Plaza	(176)	(534)
Amortization of basis difference	(2,803)	(3,082)
Company's income from Worldwide Plaza	$1,088	$235
Note 5 — Credit Facility
The Company is party to the Credit Facility, which allows for total borrowings of up to $705.0 million with a $305.0 million term loan and a $400.0 million revolving loan. The term loan component of the Credit Facility matures in August 2018 and the revolving loan component matures in August 2016. The Company has two options to extend the maturity date of the revolving loan component of the Credit Facility through August 2018. The Credit Facility contains an "accordion feature" to allow the Company, under certain circumstances and with the consent of its lenders, to increase the aggregate loan borrowings to up to $1.0 billion of total borrowings.
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
The outstanding balance of the term and revolving portions of the Credit Facility was $305.0 million and $180.0 million, respectively, as of March 31, 2016, and $305.0 million and $180.0 million, respectively, as of December 31, 2015. The Credit Facility had a combined weighted average interest rate of 2.57% and 2.39% as of March 31, 2016 and December 31, 2015, respectively, a portion of which is fixed with an interest rate swap. The Credit Facility includes an unused commitment fee per annum of (a) 0.15% if the unused balance of the facility is equal to or less than 50% of the available facility and (b) 0.25% if the unused balance of the facility exceeds 50% of the available facility. The actual availability of borrowings under the Credit Facility for any period is based on requirements outlined in the Credit Facility with respect to the pool of eligible unencumbered assets that comprise the borrowing base properties. The unused borrowing capacity, based on the debt service coverage ratio of the borrowing base properties as of March 31, 2016, was $58.7 million.
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
During the fourth quarter of 2015, the Company identified certain immaterial errors impacting interest expense in its previously issued quarterly financial statements. Interest expense and net loss were understated by $0.3 million for the three months ended March 31, 2015, which has been corrected in the accompanying consolidated statements of operations and comprehensive income (loss) for the prior period.
The Credit Facility requires the Company to meet certain financial covenants, including the maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios) as well as the maintenance of a minimum net worth. As of March 31, 2016, the Company was in compliance with the debt covenants under the Credit Facility.

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

Note 6 — Mortgage Notes Payable
The Company's mortgage notes payable as of March 31, 2016 and December 31, 2015 consist of the following:

		Outstanding Loan Amount
Portfolio	Encumbered Properties	March 31, 2016	December 31, 2015	Effective Interest Rate	Interest Rate		Maturity
		(In thousands)	(In thousands)
Design Center	1	$19,695	$19,798	4.4%	Fixed		Dec. 2021
1100 Kings Highway	1	20,200	20,200	3.4%	Fixed	(1)	Aug. 2017
256 West 38th Street	1	24,500	24,500	3.1%	Fixed	(1)	Dec. 2017
1440 Broadway(2)	1	305,000	305,000	4.0%	Variable	(3)	Oct. 2019
Foot Locker(4)		—	3,250
Duane Reade(4)		—	8,400
1623 Kings Highway(4)		—	7,288
Mortgage notes payable, gross principal amount		369,395	388,436
Less: deferred financing costs, net		(6,310)	(6,993)
Mortgage notes payable, net of deferred financing costs	4	$363,085	$381,443	4.0%	(5)
______________________

(1)	Fixed through an interest rate swap agreement.

(2)	Total commitments of $325.0 million; additional $20.0 million available, subject to lender approval, to fund certain tenant allowances, capital expenditures and leasing costs.

(3)	LIBOR portion is capped through an interest rate cap agreement.

(4)	During the three months ended March 31, 2016, the Company repaid three mortgage notes payable as a result of the sales of Duane Reade, 1623 Kings Highway and Foot Locker.

(5)	Calculated on a weighted average basis for all mortgages outstanding as of March 31, 2016.
The Company's remaining properties, with the exception of 367-369 Bleecker Street and 387 Bleecker Street (which excludes 382-384 Bleecker Street), that are not subject to mortgage notes payable collateralize the borrowing base of the Credit Facility and are subject to mortgages under the Credit Facility for that purpose.
On September 30, 2015, in connection with the mortgage notes payable secured by its property located at 1440 Broadway, the Company executed guarantees in favor of the lenders with respect to the costs of certain unfunded obligations of the Company related to tenant allowances, capital expenditures and leasing costs, which guarantees are capped at $5.3 million in the aggregate. The guarantees expire in October 2019, the maturity date of the 1440 Broadway mortgage. As of March 31, 2016, the Company has not been required to perform under the guarantees and has not recognized any assets or liabilities related to the guarantees.
Real estate investments of $635.1 million, at cost, at March 31, 2016 have been pledged as collateral to their respective mortgages and are not available to satisfy the Company's corporate debts and obligations unless first satisfying the mortgage notes payable on the properties.
The following table summarizes the scheduled aggregate principal repayments subsequent to March 31, 2016:

(In thousands)	Future Minimum Principal Payments
April 1, 2016 - December 31, 2016	$315
2017	48,245
2018	3,703
2019	308,869
2020	4,041
Thereafter	4,222
Total	$369,395

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

Some of the Company's mortgage note agreements require compliance with certain property-level financial covenants including debt service coverage ratios. As of March 31, 2016, the Company was in compliance with the financial covenants under its mortgage note agreements.
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
Although the Company has determined that the majority of the inputs used to value its derivatives, such as interest rate swaps and caps, fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of March 31, 2016 and December 31, 2015, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company's derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. See Note 8 — Interest Rate Derivatives and Hedging Activities.
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
The following table presents information about the Company's derivatives that are presented net, measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015, aggregated by the level in the fair value hierarchy within which those instruments fall:

(In thousands)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
March 31, 2016
Derivatives, net	$—	$(1,964)	$—	$(1,964)
December 31, 2015
Derivatives, net	$—	$(835)	$—	$(835)
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets. There were no transfers between levels of the fair value hierarchy during the three months ended March 31, 2016.

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

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

		March 31, 2016		December 31, 2015
(In thousands)	Level	Gross Principal Balance	Fair Value	Gross Principal Balance	Fair Value
Mortgage notes payable	3	$369,395	$382,225	$388,436	$401,503
Credit Facility	3	$485,000	$487,249	$485,000	$487,579
The fair value of mortgage notes payable and the fixed-rate portions of term loans on the Credit Facility are estimated using a discounted cash flow analysis based on similar types of arrangements. Advances under the Credit Facility with variable interest rates and advances under the revolving portion of the Credit Facility are considered to be reported at fair value.
Note 8 — Interest Rate Derivatives and Hedging Activities
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
During the three months ended March 31, 2016, the Company terminated one of its interest rate swaps as the related hedged debts were repaid, which made it probable that the forecasted transactions would not occur and, as a result, accelerated the reclassification of immaterial amounts in accumulated other comprehensive loss to earnings. The accelerated amounts resulted in a loss of approximately $24,000 for the three months ended March 31, 2016.
Amounts reported in accumulated other comprehensive loss related to derivatives are reclassified to interest expense as interest payments are made on the Company's variable-rate debt. During the next 12 months, the Company estimates that an additional $1.1 million will be reclassified from accumulated other comprehensive loss as an increase to interest expense.

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

As of March 31, 2016 and December 31, 2015, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk.

	March 31, 2016		December 31, 2015
Interest Rate Derivative	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Interest rate swaps	3	$124,700	4	$131,988
Derivatives Not Designated as Hedges
Derivatives not designated as hedges are not speculative and are used to manage the Company's exposure to interest rate movements and other identified risks, but do not meet the strict hedge accounting requirements under GAAP. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings, which resulted in an expense of $0.3 million during the three months ended March 31, 2016 and included in loss on derivative instruments on the consolidated statements of operations and comprehensive loss.
As of March 31, 2016, the Company had the following outstanding interest rate derivatives that were not designated as hedges in qualified hedging relationships.

	March 31, 2016		December 31, 2015
Interest Rate Derivative	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Interest rate caps	2	$305,000	2	$305,000
Balance Sheet Classification
The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the consolidated balance sheets as of March 31, 2016 and December 31, 2015:

(In thousands)	Balance Sheet Location	March 31, 2016	December 31, 2015
Derivatives designated as hedging instruments:
Interest rate swaps	Derivative assets, at fair value	$—	$15
Interest rate swaps	Derivative liabilities, at fair value	$(2,129)	$(1,266)
Derivatives not designated as hedging instruments:
Interest rate caps	Derivative assets, at fair value	$165	$416
Derivatives in Cash Flow Hedging Relationships
The table below details the location in the financial statements of the income or loss recognized on interest rate derivatives designated as cash flow hedges for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
(In thousands)	2016	2015
Amount of loss recognized in accumulated other comprehensive income (loss) from interest rate derivatives (effective portion)	$(1,235)	$(1,619)
Amount of loss reclassified from accumulated other comprehensive income (loss) into income as interest expense (effective portion)	$(356)	$(526)
Amount of loss recognized in loss on derivative instruments (ineffective portion, reclassifications of missed forecasted transactions and amounts excluded from effectiveness testing)	$—	$(4)

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

Offsetting Derivatives
The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company's derivatives as of March 31, 2016 and December 31, 2015. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the accompanying consolidated balance sheets.

				Gross Amounts Not Offset on the Balance Sheet
Derivatives (In thousands)	Gross Amounts of Recognized Assets	Gross Amounts of Recognized Liabilities	Net Amounts of Assets (Liabilities) presented on the Balance Sheet	Financial Instruments	Cash Collateral Posted	Net Amount
March 31, 2016	$165	$(2,129)	$(1,964)	$—	$—	$(1,964)
December 31, 2015	$431	$(1,266)	$(835)	$—	$—	$(835)
Credit-risk-related Contingent Features
The Company has agreements with its derivative counterparties that contain a provision whereby if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.
As of March 31, 2016, the fair value of derivatives in a net liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $2.2 million. As of March 31, 2016, the Company has not posted any collateral related to its agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at the aggregate termination value of $2.2 million at March 31, 2016.
Note 9 — Common Stock
As of March 31, 2016 and December 31, 2015, the Company had 165.0 million and 162.5 million shares of common stock outstanding, respectively, including shares of unvested restricted common stock ("restricted shares"), but not including OP units or Long-term Incentive Plan units ("LTIP units") which may in the future be converted into shares of common stock. On February 1, 2016, the Company issued 2,515,406 shares of its common stock upon redemption of 2,515,406 OP units held by certain individuals who are members of the Advisor and Sponsor. See Note 15 — Non-Controlling Interests.
Since April 2014, the Company's board of directors has authorized, and the Company has declared, a monthly dividend at an annualized rate equal to $0.46 per share per annum. Dividends are paid to stockholders of record on the close of business on the 8th day of each month, payable on the 15th day of such month. The Company's board of directors may reduce the amount of dividends paid or suspend dividend payments at any time and therefore dividend payments are not assured.

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

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

	Future Minimum Base Rent Payments
(In thousands)	Operating Leases	Capital Leases
April 1, 2016 - December 31, 2016	$3,716	$65
2017	4,905	86
2018	5,089	86
2019	5,346	86
2020	5,346	86
Thereafter	246,281	3,404
Total minimum lease payments	$270,683	$3,813
Less: amounts representing interest		(1,706)
Total present value of minimum lease payments		$2,107
Total rental expense related to operating leases was $1.9 million for the three months ended March 31, 2016 and 2015. During the three months ended March 31, 2016 and 2015, interest expense related to capital leases was approximately $16,000. The following table discloses assets recorded under capital leases and the accumulated amortization thereon as of March 31, 2016 and December 31, 2015.

(In thousands)	March 31, 2016	December 31, 2015
Buildings, fixtures and improvements	$11,783	$11,783
Less accumulated depreciation and amortization	(1,847)	(1,705)
Total real estate investments, net	$9,936	$10,078
Litigation and Regulatory Matters
In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. There are no legal or regulatory proceedings pending or known to be contemplated against the Company from which the Company expects to incur a material loss.
RXR Realty (“RXR”) initiated a suit against the Company alleging that it suffered “lost profits” in connection with the Company’s purchase of its 48.9% interest in Worldwide Plaza in October 2013. On August 12, 2014, the Supreme Court of the State of New York dismissed all of RXR’s claims against the seller of Worldwide Plaza and dismissed RXR’s disgorgement claims against the Company, permitting only a limited, immaterial claim against the Company for RXR’s cost of producing due diligence-related material to proceed. RXR appealed the ruling and, on October 13, 2015, the appellate court upheld the previous decisions; however, the appellate court held that the trial court's exclusion of lost profit damages was premature and would have to be considered through a motion for summary judgment. The Company moved for partial summary judgment to reinstate the damages limitation, and the trial court granted the motion at oral argument on March 24, 2016. RXR is expected to appeal. The Company has not recognized a liability with respect to RXR's claim because the Company does not believe that it is probable that it will incur a related material loss.

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
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
Note 11 — Related Party Transactions and Arrangements
The Advisor, individual members of the Advisor, and employees or former employees of the Advisor hold interests in the OP. See Note 15 — Non-Controlling Interests.
Realty Capital Securities, LLC (the "Former Dealer Manager") served as the dealer manager of the IPO, which was ongoing from September 2010 to December 2013, and, together with its affiliates, continued to provide the Company with various services through December 31, 2015. RCS Capital Corporation, the parent company of the Former Dealer Manager and certain of its affiliates that provided services to the Company, filed for Chapter 11 bankruptcy protection in January 2016, prior to which it was also under common control with AR Global, parent of the Sponsor.
Viceroy Hotel
The following table details revenues from related parties at the Viceroy Hotel. The Company did not have any receivables from related parties as of March 31, 2016 or December 31, 2015.

	Three Months Ended March 31,
(In thousands)	2016	2015
Hotel revenues	$13	$22
Advisor and its Affiliates
The Company pays to the Advisor an asset management fee equal to 0.50% per annum of the cost of assets up to $3.0 billion and 0.40% per annum of the cost of assets above $3.0 billion. The asset management fee is payable in the form of cash, OP units, and shares of restricted common stock of the Company, or a combination thereof, at the Advisor’s election. The Company has paid this fee in cash since the Listing.
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
The Company reimburses the Advisor for costs and expenses paid or incurred by the Advisor and its affiliates in connection with providing services to the Company (including reasonable salaries and wages, benefits and overhead of all employees directly involved with the performance of such services), although the Company will not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives a separate fee. Prior to June 2015, reimbursement of costs and expenses was subject to the limitation that the Company would not reimburse the Advisor for any amount by which the Company's total operating expenses (as defined in the Advisory Agreement (defined below) during the applicable time) for the four preceding fiscal quarters exceeded the greater of (a) 2.0% of average invested assets and (b) 25.0% of net income other than any additions to reserves for depreciation, bad debt or other similar non cash reserves and excluding any gain from the sale of assets for that period (the "2%/25% Limitation"). The Company amended and restated its advisory agreement on June 26, 2015 (as amended from time to time, the "Advisory Agreement"), which, among other things, removed the 2%/25% Limitation. Total reimbursement of costs and expenses for the three months ended March 31, 2016 was $0.7 million. The Company did not reimburse the Advisor for costs and expenses incurred during the three months ended March 31, 2015.

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

If the Company acquires additional properties, the Company will reimburse the Advisor for expenses incurred by the Advisor or its affiliates for services provided by third parties and acquisition expenses incurred by the Advisor or its affiliates on their own behalf or directly from third parties, but is not obligated to pay to the Advisor or any of its affiliates additional fees.
The predecessor to the parent of the Sponsor was party to a services agreement with RCS Advisory Services, LLC, a subsidiary of the parent company of the Former Dealer Manager ("RCS Advisory"), pursuant to which RCS Advisory and its affiliates provided the Company and certain other companies sponsored by the Sponsor with services (including, without limitation, transaction management, compliance, due diligence, event coordination and marketing services, among others) on a time and expenses incurred basis or at a flat rate based on services performed. The predecessor to the parent of the Sponsor instructed RCS Advisory to stop providing such services in November 2015 and no services have since been provided by RCS Advisory.
The Company was also party to a transfer agency agreement with American National Stock Transfer, LLC, a subsidiary of the parent company of the Former Dealer Manager ("ANST"), pursuant to which ANST provided the Company with transfer agency services (including broker and stockholder servicing, transaction processing, year-end IRS reporting and other services), and supervisory services overseeing the transfer agency services performed by DST Systems, Inc., a third-party transfer agent ("DST"). The Sponsor received written notice from ANST on February 10, 2016 that it would wind down operations by the end of the month and would withdraw as the transfer agent effective February 29, 2016. DST continued to provide the Company with transfer agency services and, on March 10, 2016, the Company entered into a definitive agreement with DST to provide the Company directly with transfer agency services (including broker and stockholder servicing, transaction processing, year-end IRS reporting and other services). For the three months ended March 31, 2016, these services are included in general and administrative expenses on the consolidated statements of operations and comprehensive income (loss) during the period in which the service was provided.
The following table details amounts incurred, waived and contractually due in connection with the operations related services described above as of and for the periods presented:

	Three Months Ended March 31,				Payable (Receivable) as of
	2016		2015		March 31,	December 31,
(In thousands)	Incurred	Waived	Incurred	Waived	2016	2015
Asset management fees	$3,074	$—	$3,144	$—	$(1)	$(7)
Transfer agent and other professional fees	693	—	184	—	201	99
Property management fees	—	485	—	536	—	—
Total related party operational fees and reimbursements	$3,767	$485	$3,328	$536	$200	$92
In order to improve operating cash flows and the ability to pay dividends from operating cash flows, the Advisor agreed to waive certain fees, including property management fees, during the three months ended March 31, 2016 and 2015. Because the Advisor waived these fees, cash flow from operations that would have been paid to the Advisor was available to pay dividends to stockholders. The fees that were waived were not deferrals and accordingly, will not be paid to the Advisor in any subsequent periods.
For substantial assistance in connection with the sale of properties, the Company may pay the Advisor a property disposition fee not to exceed the lesser of 2.0% of the contract sale price of the property and 50% of the competitive real estate commission paid if a third party broker is also involved; provided, however that in no event may the property disposition fee paid to the Advisor when added to real estate commissions paid to unaffiliated third parties exceed the lesser of 6.0% of the contract sales price and a competitive real estate commission. For purposes of the foregoing, "competitive real estate commission" means a real estate brokerage commission for the purchase or sale of a property which is reasonable, customary and competitive in light of the size, type and location of the property. The Company incurred and paid $0.2 million in property disposition fees during the three months ended March 31, 2016. No such fees were incurred or paid during the three months ended March 31, 2015.

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
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
Note 13 — Share-Based Compensation
Stock Option Plan
The Company has a stock option plan (the "Plan") which authorizes the grant of nonqualified stock options to the Company's independent directors, officers, advisors, consultants and other personnel, subject to the absolute discretion of the board of directors and the applicable limitations of the Plan. The exercise price for all stock options granted under the Plan will be equal to the fair market value of a share on the date of grant. Upon a change in control, unvested options will become fully vested and any performance conditions imposed with respect to the options will be deemed to be fully achieved. A total of 0.5 million shares have been authorized and reserved for issuance under the Plan. As of March 31, 2016 and December 31, 2015, no stock options were issued under the Plan.
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
Under the RSP, the annual amount granted to the independent directors is determined by the board of directors. The maximum number of shares of stock granted under the RSP cannot exceed 10% of the Company’s outstanding shares of common stock, par value $0.01 per share on a fully diluted basis at any time. Restricted shares issued to independent directors generally vest over a three-year period in increments of 33.3% per annum. Generally, such awards provide for accelerated vesting of (i) all unvested restricted shares upon a change in control or a termination without cause and (ii) the portion of the unvested restricted shares scheduled to vest in the year of voluntary termination or the failure to be re-elected to the board.
Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of restricted shares receive cash dividends prior to the time that the restrictions on the restricted shares have lapsed. Any dividends payable in shares of common stock are subject to the same restrictions as the underlying restricted shares.
During the three months ended March 31, 2015, the board of directors approved, and the Company awarded, 279,365 restricted shares to employees of the Advisor, of which 79,805 restricted shares were subsequently forfeited. The awards vest over a four year period in increments of 25% per annum.
The following table displays restricted share award activity during the three months ended March 31, 2016:

	Number of Restricted Shares	Weighted-Average Issue Price
Unvested, December 31, 2015	316,570	$10.59
Vested	(46,980)	10.37
Unvested, March 31, 2016	269,590	$10.63
Compensation expense related to restricted shares was $0.1 million and approximately $19,000 for the three months ended March 31, 2016 and 2015, respectively.
As of March 31, 2016, the Company had approximately $1.6 million of unrecognized compensation cost related to unvested restricted share awards granted under the Company’s RSP, which is expected to vest over a period of 2.9 years.

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

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
______________________
*The “Peer Group” is comprised of certain companies in the SNL US REIT Office Index.
The potential outperformance award is calculated at the end of each One-Year Period, the Two-Year Period and the Three-Year Period. The award earned for the Three-Year Period is based on the formula in the table above less any awards earned for the Two-Year Period and One-Year Periods, but not less than zero; the award earned for the Two-Year Period is based on the formula in the table above less any award earned for the first and second One-Year Period, but not less than zero. Any LTIP units that are unearned at the end of the Performance Period will be forfeited. On April 15, 2015, 367,059 LTIP units were earned by the Advisor under the terms of the OPP. Based on the Advisor's calculations, 805,679 LTIP units were earned by the Advisor on April 15, 2016 under the terms of the OPP. Under the OPP, these LTIP units will not be earned until approved by the Company's compensation committee. See Note 16 — Subsequent Events.
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
Subject to the Advisor’s continued service through each vesting date, one third of any earned LTIP units will vest on each of the third, fourth and fifth anniversaries of the Effective Date. Until such time as an LTIP unit is earned in accordance with the provisions of the OPP, the holder of such LTIP unit is entitled to distributions on such LTIP unit equal to 10% of the distributions made per OP unit. The Company paid $0.1 million in distributions related to LTIP units during the three months ended March 31, 2016 and 2015 which is included in non-controlling interest in the consolidated balance sheets. After an LTIP unit is earned, the holder of such LTIP unit is entitled to a catch-up distribution and then the same distribution as the holder of an OP unit. At the time the Advisor’s average capital account balance with respect to an LTIP unit is economically equivalent to the average capital account balance of an OP unit, the LTIP unit has been earned and it has been vested for 30 days, the Advisor, in its sole discretion, will be entitled to convert such LTIP unit into an OP unit in accordance with the provisions of the limited partnership agreement of the OP.

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

The Company records equity-based compensation expense associated with the OPP over the requisite service period of five years. Equity-based compensation expense is adjusted each reporting period for changes in the estimated value. The amortization of the fair value of the OPP awards recorded as equity-based compensation was $(6.5) million and $0.2 million, respectively, for the three months ended March 31, 2016 and 2015 and is included in general and administrative expenses.
The valuation of the OPP is determined using a Monte Carlo simulation. This analysis reflects the contractual terms of the OPP, including the performance periods and total return hurdles, as well as observable market-based inputs, including interest rate curves, and unobservable inputs, such as expected volatility. As a result, the Company has determined that its OPP valuation in its entirety is classified in Level 3 of the fair value hierarchy. See Note 7 — Fair Value of Financial Instruments.
The following table presents information about the Company's OPP, which is measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015, aggregated by the level in the fair value hierarchy within which the instrument falls:

(In thousands)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
March 31, 2016
OPP	$—	$—	$25,200	$25,200
December 31, 2015
OPP	$—	$—	$43,500	$43,500
Level 3 valuations
The following is a reconciliation of the beginning and ending balance for the changes in instruments with Level 3 inputs in the fair value hierarchy for the three months ended March 31, 2016:

(In thousands)	OPP
Beginning balance as of December 31, 2015	$43,500
Fair value adjustment	(18,300)
Ending balance as of March 31, 2016	$25,200
The following table provides quantitative information about significant Level 3 input used:

Financial Instrument	Fair Value	Principal Valuation Technique	Unobservable Inputs	Input Value
	(In thousands)
March 31, 2016
OPP	$25,200	Monte Carlo Simulation	Expected volatility	24.0%
December 31, 2015
OPP	$43,500	Monte Carlo Simulation	Expected volatility	27.0%
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

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

Note 14 — Net Loss Per Share
The following is a summary of the basic and diluted net loss per share computations for the periods presented:

	Three Months Ended March 31,
(In thousands, except share and per share data)	2016	2015
Net income (loss) attributable to stockholders	$487	$(8,516)
Adjustments to net income (loss) attributable to stockholders for common share equivalents	(68)	—
Diluted net income (loss) attributable to stockholders	$419	$(8,516)

Weighted average shares outstanding, basic	163,872,612	162,092,424
Net income (loss) per share attributable to stockholders, basic	$—	$(0.05)
Weighted average shares outstanding, diluted	167,926,110	162,092,424
Net income (loss) per share attributable to stockholders, diluted	$—	$(0.05)
Diluted net loss per share assumes the conversion of all common share equivalents into an equivalent number of common shares, unless the effect is anti-dilutive. The Company considers unvested restricted shares, OP units and LTIP units to be common share equivalents. The Company had the following common share equivalents for the period presented, which were excluded from the calculation of diluted loss per share attributable to stockholders as the effect would have been anti-dilutive:

Three Months Ended
March 31, 2015
Unvested restricted shares	371,016
OP units	4,270,841
LTIP units	8,880,579
Total anti-dilutive common share equivalents	13,522,436
Note 15 — Non-Controlling Interests
The Company is the sole general partner of the OP and holds the majority of the OP units. As of March 31, 2016 and December 31, 2015, the Advisor or members, employees or former employees of the Advisor held 1,662,684 and 4,178,090 OP units, respectively, and 8,880,579 unvested LTIP units. There were $0.4 million and $0.6 million of distributions paid to OP unit and LTIP unit holders during the three months ended March 31, 2016 and 2015, respectively.
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
On February 1, 2016, 2,515,406 OP units were redeemed for shares of the Company's common stock and $23.2 million was reclassified from non-controlling interest to stockholders' equity. See Note 9 — Common Stock.
Note 16 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q, and determined that there have not been any events that have occurred that would require adjustments to disclosures in the consolidated financial statements, except for the following events:
Based on the Advisor's calculations, 805,679 LTIP units were earned by the Advisor on April 15, 2016 under the terms of the OPP. Under the OPP, these LTIP units will not be earned until approved by the Company's compensation committee.

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

On April 22, 2016, the Company, with the approval of its board of directors, entered into an amendment to the Advisory Agreement, which amended certain provisions relating to the term and termination of the advisory relationship with the Advisor. The amendment provides that that the Advisory Agreement will be renewed automatically for successive six-month periods beginning on June 26, 2016, unless terminated automatically upon consummation of a change of control or upon 60-days' written notice prior to the expiration of the original term or any subsequent renewal period.
On May 2, 2016, in accordance with the provisions of the agreement of limited partnership of the OP, the Company issued 94,659 shares of its common stock upon redemption of 94,659 OP units held by certain individuals who are current or former employees of the Advisor and its affiliates.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements of New York REIT, Inc. and the notes thereto. As used herein, the terms "we," "our" and "us" refer to New York REIT, Inc., a Maryland corporation, and, as required by context, to New York Recovery Operating Partnership, L.P., a Delaware limited partnership (the "OP"), and to their subsidiaries. We are externally managed by New York Recovery Advisors, LLC (our "Advisor"), a Delaware limited liability company. Capitalized terms used herein but not otherwise defined have the meaning ascribed to those terms in "Part I  - Financial Information" included in the notes to consolidated financial statements and contained herein.
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

•
All of our executive officers are also officers, managers or holders of a direct or indirect interest in our Advisor and other entities affiliated with AR Global Investments, LLC (the successor business to AR Capital, LLC, "AR Global"); as a result, our executive officers, our Advisor and its affiliates face conflicts of interest, including significant conflicts created by our Advisor’s compensation arrangements with us and other investor entities advised by AR Global affiliates, and conflicts in allocating time among these entities and us, which could negatively impact our operating results;

•	We depend on tenants for revenue, and, accordingly, our revenue is dependent upon the success and economic viability of our tenants;

•	We may not be able to achieve our rental rate objectives on new and renewal leases and our expenses could be greater, which may impact our results of operations;

•	Our properties may be adversely affected by economic cycles and risks inherent to the New York metropolitan statistical area ("MSA"), especially New York City;

•	We may be unable to pay or maintain cash dividends or increase dividends over time. Amounts paid to our stockholders may be a return of capital and not a return on a stockholder's investment;

•	We are obligated to pay fees, which may be substantial, to our Advisor and its affiliates, including fees payable upon the sale of properties;

•	We may fail to continue to qualify to be treated as a real estate investment trust for U.S. federal income tax purposes (“REIT”);

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

•
We are party to an investment opportunity allocation agreement with another program that is sponsored by American Realty Capital III, LLC (our "Sponsor"), pursuant to which we may not have the first opportunity to acquire all properties identified by our Advisor and its affiliates; and

•
We may be adversely affected by changes in general economic, business and political conditions, including the possibility of intensified international hostilities, acts of terrorism, and changes in conditions of United States or international lending, capital and financing markets.

Overview
We were incorporated on October 6, 2009 as a Maryland corporation that qualified as a real estate investment trust for U.S. federal income tax purposes ("REIT") beginning with our taxable year ended December 31, 2010. On April 15, 2014, we listed our common stock on the New York Stock Exchange ("NYSE") under the symbol "NYRT" (the "Listing").
We purchased our first property and commenced active operations in June 2010. As of March 31, 2016, we owned 19 properties located in New York City. As of March 31, 2016, our properties aggregated 3.3 million rentable square feet, had an occupancy of 95.1% and a weighted-average remaining lease term of 9.3 years. Our portfolio primarily consisted of office and retail properties, representing 83% and 9%, respectively, of rentable square feet as of March 31, 2016. We have acquired hotel and other types of real properties to add diversity to our portfolio. Properties other than office and retail spaces represented 8% of rentable square feet.
Substantially all of our business is conducted through the OP. Our only significant asset is the general partnership interests we own in the OP and assets held by us for the use and benefit of the OP. We have no employees. We have retained the Advisor to manage our affairs on a day-to-day basis. New York Recovery Properties, LLC (the "Property Manager") serves as our property manager, unless services are performed by a third party for specific properties. The Advisor and Property Manager are under common control with AR Global, the parent of our Sponsor, as a result of which they are related parties and have received or will continue to receive compensation, fees and expense reimbursements for services related to the investment and management of our assets.
Strategic Alternatives
As previously disclosed, on October 1, 2015, we announced that we have retained the Eastdil Secured division of Wells Fargo Securities as strategic advisor to identify and evaluate potential strategic transactions at the entity or asset level. Our board continues to explore and evaluate strategic alternatives to enhance stockholder value.
Initiatives to Increase Liquidity and Create Long-Term Value for our Stockholders
During the second quarter of 2015, we announced several initiatives designed to increase our liquidity and create long-term value for our stockholders. These initiatives included 1) increasing Cash NOI by leasing currently vacant space, stabilizing revenue at the Viceroy Hotel and releasing currently below-market expiring space at market rates; 2) considering joint venture partners in our top five assets to unlock excess value; 3) exploring the sale of five non-core assets in the Brooklyn and Queens boroughs of New York City; and 4) realizing internal growth opportunities by repositioning office and basement space to retail space at 1440 Broadway as well as converting the lobby to rentable retail space.
First Quarter 2016 Updates
During the three months ended March 31, 2016, we completed the sales of our properties located at 163-30 Cross Bay Boulevard in Queens, New York ("Duane Reade"), 1623 Kings Highway in Brooklyn, New York ("1623 Kings Highway") and 2061-2063 86th Street in Brooklyn, New York ("Foot Locker") for total contract sales prices of $38.0 million, exclusive of costs of sale and closing prorations, which resulted in net gains on sale of the properties of $6.5 million. At closing, we repaid $18.9 million of mortgage notes payable which were secured by the properties.
At 1440 Broadway, our retail repositioning efforts are ongoing. During the first quarter of 2016, we incurred approximately $1.7 million in capital expenditures, primarily related to the demolition of the basement space and the installation of a vertical transportation system that is happening concurrently with the build-out of a suite for a retail tenant scheduled to take possession in the second quarter of 2016.
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
Revenue Recognition
Our revenues, which are derived primarily from rental income, include rents that each tenant pays in accordance with the terms of each lease reported on a straight-line basis over the initial term of the lease. Because many of our leases provide for rental increases at specified intervals, generally accepted accounting principles ("GAAP") require us to record a receivable, and include in revenues on a straight-line basis, unbilled rent receivables that we will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. We defer the revenue related to lease payments received from tenants in advance of their due dates. When we acquire a property, the acquisition date is considered to be the commencement date for purposes of this calculation.

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
Recent Accounting Pronouncement
In March 2016, the Financial Accounting Standards Board (the "FASB") issued guidance which requires an entity to determine whether the nature of its promise to provide goods or services to a customer is performed in a principal or agent capacity and to recognize revenue in a gross or net manner based on its principal/agent designation. This guidance is effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted. We are currently evaluating the impact of this new guidance.
Recently Adopted Accounting Pronouncements
In February 2015, the FASB amended the accounting for consolidation of certain legal entities. The amendments modify the evaluation of whether certain legal entities are variable interest entities ("VIE") or voting interest entities, eliminate the presumption that a general partner should consolidate a limited partnership and affect the consolidation analysis of reporting entities that are involved with VIEs (particularly those that have fee arrangements and related party relationships). The revised guidance is effective for our year ended December 31, 2016. We have evaluated the impact of the adoption of the new guidance on our consolidated financial statements and has determined the OP is considered to be a VIE. However, we meet the disclosure exemption criteria as we are the primary beneficiary of the VIE and our partnership interest is considered a majority voting interest in a business and the assets of the OP can be used for purposes other than settling its obligations, such as paying distributions. As such, the adoption of the new guidance did not have a material impact on our consolidated financial statements.
In April 2015, the FASB amended the presentation of debt issuance costs on the balance sheet. The amendment requires that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability and that the entity apply the new guidance on a retrospective basis. In August 2015, the FASB added that, for line of credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line, regardless of whether or not there are any outstanding borrowings. The revised guidance is effective for our year ended December 31, 2016. As a result of adoption of the new guidance, we reclassified deferred financing costs, net related to mortgage notes payable as a reduction of the carrying amount of mortgage notes payable. As permitted, deferred financing costs related to our credit facility with Capital One, National Association (the "Credit Facility") continue to be reflected within deferred costs, net on the consolidated balance sheets.
In March 2016, the FASB issued an update that changes the accounting for certain aspects of share-based compensation. Among other things, the revised guidance allows companies to make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. The revised guidance is effective for reporting periods beginning after December 15, 2016. Early adoption is permitted. We have adopted the provisions of this guidance beginning January 1, 2016 and determined that there is no impact to our consolidated financial position, results of operations and cash flows.

Results of Operations
Occupancy and Leasing
As of March 31, 2016, our combined portfolio, including our 48.9% share of Worldwide Plaza, an unconsolidated joint venture, was 95.1% leased, which is comparable to 95.2% as of December 31, 2015. Occupancy is inclusive of leases signed but not yet commenced. See Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Significant Accounting Estimates and Critical Accounting Policies above for accounting policies relating to revenue recognition.
As of March 31, 2016, we had vacant space at 256 West 38th Street, 229 West 36th Street, 350 Bleecker Street, 416 Washington Street and 1440 Broadway. During the first quarter of 2016, we signed license agreements with two telecom tenants and executed the renewal of one lease that was scheduled to expire during 2016. Offsetting this activity was an early termination by a tenant at 416 Washington Street. We continue to market the remaining vacant space in our portfolio.
Lease Expirations

	Total	2016	2017	2018	2019	2020	Thereafter
Combined:(1)
Leases expiring	133	9	16	17	7	7	77
Expiring annualized cash rent (in thousands)(2)(3)	$213,803	$6,661	$7,360	$9,454	$1,247	$5,534	$183,547
Expiring square feet(3)	3,057,971	91,049	106,379	159,320	32,077	80,051	2,589,095
% of total square feet expiring	100.0%	3.0%	3.5%	5.2%	1.0%	2.6%	84.8%

Annualized cash rent per square foot(2) (3)	$69.92	$73.16	$69.18	$59.34	$38.88	$69.13	$70.89

Consolidated properties:
Leases expiring	98	6	15	13	6	6	52
Expiring annualized cash rent (in thousands)(2)(3)	$141,677	$6,609	$6,348	$9,110	$1,231	$5,186	$113,193
Expiring square feet(3)(4)	2,056,145	90,902	89,959	157,487	32,077	78,906	1,606,814
% of total square feet expiring	100.0%	4.4%	4.4%	7.7%	1.6%	3.8%	78.1%

Annualized cash rent per square foot(2) (3)(4)	$68.90	$72.71	$70.56	$57.85	$38.39	$65.72	$70.45

Unconsolidated joint ventures:
Leases expiring	35	3	1	4	1	1	25
Expiring annualized cash rent (in thousands)(2)(4)	$72,126	$52	$1,012	$344	$16	$348	$70,354
Expiring square feet(5)	1,001,826	147	16,420	1,833	—	1,145	982,281
% of total square feet expiring	100.0%	—%	1.6%	0.2%	—%	0.1%	98.1%

Annualized cash rent per square foot(2)(4)	$71.99	$354.97	$61.61	$187.58	$—	$304.17	$71.62
_________________

(1)	Combined reflects 100% of consolidated properties plus our pro rata share of Worldwide Plaza.

(2)	Expiring annualized cash rent represents contractual cash base rents at the time of lease expiration and reimbursements from tenants, excluding electric reimbursements and free rent.

(3)	Excludes 122,896 square feet of the hotel (which excludes 5,716 square feet leased to the hotel restaurant tenant). Total vacant square footage at March 31, 2016 was 157,840 square feet.

(4)	Reflects our pro rata share of our unconsolidated joint venture.

Comparison of Three Months Ended March 31, 2016 to Three Months Ended March 31, 2015
For the three months ended March 31, 2016, net income attributable to stockholders was $0.5 million compared to a net loss attributable to stockholders of $8.5 million for the three months ended March 31, 2015. As of January 1, 2015, we owned 24 properties and real estate-related assets. Between January 1, 2015 and March 31, 2016, we disposed of five properties and real estate-related assets (our "Dispositions"), and therefore own 19 properties as of March 31, 2016 (our "Same Store").
Rental Income
Rental income decreased $4.5 million to $29.0 million for the three months ended March 31, 2016, from $33.5 million for the three months ended March 31, 2015. The decrease in rental income was primarily driven by a net decrease in our Same Store of $3.7 million primarily related to lease expirations at 1440 Broadway and a lease termination at 256 West 38th Street. Our Dispositions contributed the remaining $0.8 million to the decrease in rental income.
Operating Expense Reimbursements and Other Revenue
Operating expense reimbursements and other revenue decreased $0.8 million to $3.4 million for the three months ended March 31, 2016 from $4.2 million for the three months ended March 31, 2015, largely driven by a net decrease in our Same Store of $0.7 million primarily related to lease expirations at 1440 Broadway and lower reimbursable expenses at 245-249 West 17th Street. These decreases were partially offset by higher recoveries at 333 West 34th Street. Our Dispositions contributed the remaining $0.1 million of the decrease in operating expense reimbursements and other revenue.
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
Property Operating Expenses
Property operating expenses decreased $0.6 million to $10.4 million for the three months ended March 31, 2016, from $11.0 million for the three months ended March 31, 2015, largely driven by a net decrease in our Same Store of $0.5 million primarily related to lease expirations and terminations at 1440 Broadway and 256 West 38th Street. These decreases were partially offset by higher property operating expenses at 333 West 34th Street and bad debt expense at 416 Washington Street due to the early termination of a tenant. Our Dispositions also contributed $0.1 million of the decrease.
Hotel Revenue and Operating Expenses
Hotel revenues increased $0.1 million to $4.3 million for the three months ended March 31, 2016, from $4.2 million for the three months ended March 31, 2015. Hotel operating expenses increased $0.6 million to $6.3 million for the three months ended March 31, 2016, from $5.7 million for the three months ended March 31, 2015.
Average occupancy and revenue per available room (commonly referred to in the hotel industry as "RevPAR") at the Viceroy Hotel of 75.7% and $185.88 for the three months ended March 31, 2016 increased from 63.0% and $179.88 for the three months ended March 31, 2015. The increase in expenses were driven by higher occupancy and primarily related to room expenses, sales and marketing expenses and general and administrative expenses specific to the Viceroy Hotel.
Operating Fees Incurred from the Advisor
Operating fees incurred from the Advisor of $3.1 million, which consist of asset management fees, decreased $0.1 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. Asset management fees are currently equal to 0.5% per annum of the cost of assets, which has decreased since the prior year due to our Dispositions.
Our Property Manager is entitled to fees for the management of our properties. Property management fees increase in direct correlation with gross revenues. Our Property Manager elected to waive these fees for the three months ended March 31, 2016 and 2015. For the three months ended March 31, 2016 and 2015, we would have incurred property management fees of $0.5 million, had these fees not been waived.
Acquisition and Transaction Related
Acquisition and transaction related fees and expenses were $0.3 million during the three months ended March 31, 2016, compared to $0.1 million for the three months ended March 31, 2015. Acquisition and transaction related expenses for the three months ended March 31, 2016 primarily included costs related to our exploration of strategic alternatives and litigation related to certain properties. Acquisition and transaction related expenses for the three months ended March 31, 2015 primarily included costs related to litigation related to previous acquisitions.

General and Administrative Expenses
General and administrative expenses decreased $7.3 million resulting in $3.3 million of income for the three months ended March 31, 2016, from $4.0 million of expense for the three months ended March 31, 2015. Total equity-based compensation for the three months ended March 31, 2016 was income of $6.4 million as compared to expense of $0.3 million for the three months ended March 31, 2015. This income was partially offset by other cash-settled general and administrative expenses of $3.1 million.
Equity-based compensation expenses, which are not settled in cash, contributed $6.7 million to the decrease and was largely related to the decrease in the fair value of the 2014 Advisor Multi-Year Outperformance Agreement (the "OPP"). The valuation of our OPP is largely dependent on the trading price of shares of our common stock in the absolute sense and relative to the share prices of our peer group. Because we are required under GAAP to remeasure the OPP quarterly, our equity-based compensation expenses tend to be volatile. See Note 13 — Share-Based Compensation to the accompanying notes to our consolidated financial statements.
The remaining net decrease in general and administrative expenses, which are settled in cash, was primarily related to decreases in professional accounting fees and other general and administrative expenses for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. We engaged KPMG LLP as our independent registered public accounting firm in February 2015, and, as such, the majority of the expenses related to the audit of our 2014 financial statements were recognized during the three months ended March 31, 2015 as opposed to throughout the year as is normally incurred. The decrease in professional fees was partially offset by higher compensation to our board of directors related to the addition of two independent directors in the fourth quarter of 2015 and a greater number of board meetings.
Depreciation and Amortization Expense
Depreciation and amortization expense decreased $4.5 million to $17.2 million for the three months ended March 31, 2016, compared to $21.7 million for the three months ended March 31, 2015. The majority of the decrease was primarily related to a decrease in depreciation and amortization related to our Same Store of $3.8 million, mainly due to a decrease in in-place lease and tenant improvements values, which related to lease modifications, expirations and terminations at 229 West 36th Street, 333 West 34th Street and 1440 Broadway. The remaining $0.7 million of the decrease was due to our Dispositions.
Interest Expense
Interest expense increased $3.5 million to $9.7 million for the three months ended March 31, 2016, from $6.2 million for the three months ended March 31, 2015.
The net increase in interest expense associated with indebtedness incurred by our Same Store and Credit Facility was $3.3 million. In the third quarter of 2015, we entered into several financing transactions impacting our Same Store, including the issuance of a mortgage note payable secured by our property located at 1440 Broadway, as well as the settlement through early repayment or legal defeasance of six other mortgage notes payable before the scheduled maturity dates to allow for their inclusion in the borrowing base of our Credit Facility. As a result of these transactions, we incurred additional financing costs that are being amortized to interest expense over the respective maturity dates of the debt instruments to which they are allocated.
The remaining $0.2 million of the increase in interest expense for the three months ended March 31, 2016 is primarily related to the write-off of financing costs and early termination fees for the repayment of three mortgages attributable to our Dispositions that were settled during the three months ended March 31, 2016.
Income from Unconsolidated Joint Venture
Income from unconsolidated joint venture for the three months ended March 31, 2016 increased $0.9 million to $1.1 million from $0.2 million for the three months ended March 31, 2015, which represents an increase in our preferred distribution, net of our pro rata share of the net income or loss of Worldwide Plaza and the amortization of the difference in basis between our investment and the book value of Worldwide Plaza's net assets. Income from unconsolidated joint venture increased in part due to increasing occupancy at Worldwide Plaza to 100.0% as of March 31, 2016 from 93.2% as of March 31, 2015. Our preferred return was higher for the three months ended March 31, 2016 due to interest earned on preferred return amounts in arrears.
Income from Preferred Equity Investment, Investment Securities and Interest Income
Income from preferred equity investment, investment securities and interest decreased $0.9 million to approximately $18,000 for the three months ended March 31, 2016 from $0.9 million during the three months ended March 31, 2015. The primary driver for the decrease was the income received during the three months ended March 31, 2015 related to our preferred equity investment in 123 William Street, which was redeemed in March 2015.

Gain on Sale of Real Estate Investments, Net
Gain on sale of real estate investments, net of $6.5 million during the three months ended March 31, 2016 resulted from the sales of Duane Reade, 1623 Kings Highway and Foot Locker.
Loss on Derivative Instruments
Loss on derivative instruments of $0.3 million for the three months ended March 31, 2016 is primarily related to mark-to-market adjustments on our 1440 Broadway interest rate caps, which do not qualify for hedge accounting. Loss on derivative instruments for the three months ended March 31, 2015 was approximately $4,000.
Net Loss Attributable to Non-Controlling Interests
The net loss attributable to non-controlling interests during the three months ended March 31, 2016 and 2015 was $0.1 million and $0.3 million, respectively. During the three months ended March 31, 2016, OP unitholders redeemed 2.5 million OP units for shares of our common stock, which reduced the allocation of income (loss) to non-controlling interests. Our net income for the three months ended March 31, 2016 was primarily related to gains on the sales of investments, net and the reversal of expense related to the OPP, which activities occurred after the redemption of OP units and were therefore allocated to non-controlling interest holders at a lesser percentage.
Cash Flows for the Three Months Ended March 31, 2016
For the three months ended March 31, 2016, net cash provided by operating activities was $5.7 million, which represents a decrease of $8.7 million compared to the $14.4 million of net cash provided by operating activities for the three months ended March 31, 2015. The decrease is primarily a result of a large lease of approximately 184,000 square feet that expired in the fourth quarter of 2015 at 1440 Broadway, for which the tenants that replaced a part of the vacated space will not pay cash rent until the second quarter of 2016, and our Dispositions. This decrease was partially offset by the commencement of a tenant's cash rent at 245-249 West 17th Street.
The level of cash flows used in or provided by operating activities is affected by the timing of interest payments and the amount of borrowings outstanding during the period, as well as the receipt of scheduled rent payments and the level of property operating expenses. Net income of $0.4 million for the three months ended March 31, 2016 was adjusted for depreciation and amortization of tangible and intangible real estate assets, equity-based compensation, gains on sale of real estate investments and other non-cash charges of $4.5 million, which resulted in cash inflows of $4.9 million. Net cash provided by operating activities also reflected a decrease in prepaid expenses, other assets and deferred costs of $1.1 million, an increase in deferred revenue of $0.8 million, an increase in accrued unbilled ground rent of $0.7 million, which results from recording rental expenses on a straight-line basis, a decrease in tenant and other receivables of $0.3 million and an increase in accounts payable and accrued expenses of $0.2 million. These cash inflows were partially offset by an increase in unbilled rent receivables of $2.3 million recorded in accordance with accounting for rental income on a straight-line basis.
Net cash provided by investing activities during the three months ended March 31, 2016 of $37.0 million is primarily related to proceeds received from our Dispositions of $35.4 million and distributions received in respect of our investment in Worldwide Plaza of $7.9 million. These cash inflows were partially offset by capital expenditures for building and tenant improvements of $6.3 million primarily related to 50 Varick Street and 1440 Broadway.
Net cash used in financing activities of $41.2 million during the three months ended March 31, 2016 included the repayment of mortgage principal amounts of $19.0 million related to our Dispositions and principal amortization of another current mortgage note payable. Net cash used in financing activities also included dividends paid to stockholders of $18.9 million, increases to restricted cash of $2.8 million and distributions to non-controlling interest holders of $0.4 million.
Cash Flows for the Three Months Ended March 31, 2015
For the three months ended March 31, 2015, net cash provided by operating activities was $14.4 million. The level of cash flows used in or provided by operating activities is affected by the timing of interest payments and the amount of borrowings outstanding during the period, as well as the receipt of scheduled rent payments and the level of property operating expenses. Cash flows provided by operating activities included a net loss adjusted for non-cash items, resulting in a cash inflow of $11.5 million (net loss of $8.8 million adjusted for depreciation and amortization of tangible and intangible real estate assets and other non-cash charges of $20.3 million), a decrease in prepaid expenses and other assets of $5.7 million, primarily related to the amortization of prepaid real estate taxes, an increase in accounts payable and accrued expenses of $2.1 million, primarily related to to the audit of our 2014 financial statements, an increase in accrued ground rent of $1.0 million, which results from recording rental expense on a straight-line basis and an increase in deferred revenue of $0.6 million, primarily related to tenants prepaying their monthly rents and operating expense reimbursements. These cash inflows were partially offset by an increase in unbilled rent receivables of $5.9 million, which results from recording rental income on a straight-line basis and an increase in tenant and other receivables of $0.6 million.

Net cash provided by investing activities during the three months ended March 31, 2015 of $32.3 million primarily related to the sale of 123 William Street and the return of the principal balance of our preferred equity investment of $35.1 million, free rent credits released from escrow of $3.7 million related to our August 2014 acquisition of 245-249 West 17th Street and $1.1 million of proceeds from the sale of investment securities. These cash inflows were partially offset by $7.5 million of capital expenditures and approximately $42,000 in purchases of additional investment securities.
Net cash used in financing activities of $19.9 million during the three months ended March 31, 2015 primarily related to dividends to common stockholders of $18.7 million, $0.6 million of distributions to non-controlling interest holders, increases to restricted cash of $0.4 million, primarily related to real estate tax escrows, payments of deferred financing costs of $0.1 million and principal payments on mortgage notes payable of $0.1 million.
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

Core FFO is FFO, excluding acquisition and transaction related costs and other costs that are considered to be not "core" to our business and comparable from period to period, such as gains on sales of securities and investments, miscellaneous revenue, gains, losses and expenses related to the early extinguishment of debt and other non-core expenses. The purchase of properties, and the corresponding expenses associated with that process, is a key operational feature of our business. In evaluating investments in real estate, we differentiate the costs to acquire the investment from the operations derived from the investment. By excluding expensed acquisition and transaction related costs and non-core revenues and expenses, we believe Core FFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management's analysis of the investing and operating performance of our properties.
We exclude certain income or expense items from AFFO that we consider more reflective of investing activities, other non-cash income and expense items and the income and expense effects of other activities that are not a fundamental attribute of our business plan. These items include unrealized gains and losses, which may not ultimately be realized, such as gains or losses on derivative instruments and gains or losses on contingent valuation rights. In addition, by excluding non-cash income and expense items such as equity-based compensation expenses, amortization of above-market and below-market lease intangibles, amortization of deferred financing costs and straight-line rent from AFFO, we believe we provide useful information regarding income and expense items which have no cash impact and do not provide liquidity to the company or require capital resources of the company. Similarly, we include items such as free rent credits paid by sellers in our calculation of AFFO because these funds are paid to us during the free rent period and therefore impact our performance. By providing AFFO, we believe we are presenting useful information that assists investors and analysts to better assess the sustainability of our ongoing operating performance without the impacts of transactions that are not related to the ongoing profitability of our portfolio of properties. We also believe that AFFO is a recognized measure of sustainable operating performance by the REIT industry. Investors are cautioned that AFFO should only be used to assess the sustainability of our operating performance excluding these activities, as it excludes certain costs that have a negative effect on our operating performance during the periods in which these costs are incurred.
In calculating AFFO, we exclude certain expenses, which under GAAP are characterized as operating expenses in determining operating net income, such as certain contemplated non-cash fair value and other adjustments are considered operating adjustments to net income in determining cash flow from operating activities. In addition, we view fair value adjustments as items which are unrealized and may not ultimately be realized. We view both gains and losses from fair value adjustments as items which are not reflective of ongoing operations and are therefore typically adjusted for when assessing operating performance. Excluding income and expense items detailed above from our calculation of AFFO provides information consistent with management's analysis of the operating performance of the properties. Additionally, fair value adjustments, which are based on the impact of current market fluctuations and underlying assessments of general market conditions, but can also result from operational factors such as rental and occupancy rates, may not be directly related or attributable to our current operating performance. By excluding such changes that may reflect anticipated and unrealized gains or losses, we believe AFFO provides useful supplemental information.
As a result, we believe that the use of FFO, Core FFO and AFFO, together with the required GAAP presentations, provide a more complete understanding of our performance relative to our peers and a more informed and appropriate basis on which to make decisions involving operating, financing, and investing activities.

The table below reflects the items deducted from or added to net income in our calculation of FFO, Core FFO and AFFO during the period presented. We have calculated our FFO, Core FFO and AFFO based on our net income, which is before adjusting for the net loss (income) attributable to our non-controlling interests, and all adjustments are made based on our gross adjustments, without excluding the portion of the adjustments attributable to our non-controlling interests, other than adjustments related to the unconsolidated joint venture.

Three Months Ended
(In thousands)	March 31, 2016
Net income (in accordance with GAAP)	$419
Gain on sale of real estate investments, net	(6,505)
Depreciation and amortization	17,225
Depreciation and amortization related to unconsolidated joint venture(1)	6,114
FFO	17,253
Acquisition and transaction-related expenses	349
Non-core other income	(57)
Non-core straight-line rent bad debt expense	79
Non-core deferred financing and other costs(2)	345
Core FFO	17,969
Non-cash compensation expense	(6,430)
Amortization of deferred financing costs	2,426
Amortization of market lease intangibles	(1,724)
Mark-to-market adjustments on derivatives	251
Straight-line rent	(2,252)
Straight-line ground rent	686
Leasing commissions - second generation	(987)
Building improvements - second generation	(609)
Proportionate share of straight-line rent related to unconsolidated joint venture	(709)
AFFO	$8,621
___________________________

(1)	Proportionate share of depreciation and amortization related to unconsolidated joint venture and amortization of difference in basis.

(2)	Represents prepayment penalties, deferred financing and other costs that were written off as a result of paying off mortgages in advance of their scheduled maturity dates.
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
The table below reflects the reconciliation of net loss to Adjusted EBITDA, NOI, Cash NOI and Adjusted Cash NOI during the period presented. We have calculated our Adjusted EBITDA, NOI, Cash NOI and Adjusted Cash NOI based on our net income, which is before adjusting for the net loss (income) attributable to our non-controlling interests, and all adjustments are made based on our gross adjustments, without excluding the portion of the adjustments attributable to our non-controlling interests, other than adjustments related to the unconsolidated joint venture as noted in the table below.

Three Months Ended
(In thousands)	March 31, 2016
Net income (in accordance with GAAP)	$419
Acquisition and transaction related	349
Depreciation and amortization	17,225
Interest expense	9,726
Gain on sale of real estate investments, net	(6,505)
Loss on derivatives	251
Adjustments related to unconsolidated joint venture(1)	11,129
Adjusted EBITDA	32,594
General and administrative	(3,344)
Operating fees incurred from the Advisor	3,074
Interest income	(18)
Preferred return on unconsolidated joint venture	(4,068)
Proportionate share of other adjustments related to unconsolidated joint venture	1,989
NOI	30,227
Amortization of above/below market lease assets and liabilities	(1,724)
Straight-line rent	(2,173)
Straight-line ground rent	686
Proportionate share of adjustments related to unconsolidated joint venture	(709)
Cash NOI	26,307
Free rent	1,151
Adjusted Cash NOI	$27,458
_________________

(1)	Proportionate share of adjustments related to unconsolidated joint venture and amortization of difference in basis.

Liquidity and Capital Resources
As of March 31, 2016, we had cash and cash equivalents of $100.2 million. In the normal course of business, our principal demands for funds are to pay or fund operating expenses, capital expenditures, dividends and distributions to our stockholders and OP unit and LTIP unitholders, and principal and interest payments on our outstanding indebtedness. We have met these demands primarily through cash flows from operations, borrowings under our Credit Facility, preferred distributions in respect of our interest in Worldwide Plaza and the sale or redemption of certain assets. Future sources of capital could also include proceeds from secured or unsecured financings from banks or other lenders, proceeds from offerings, proceeds from the sale of properties and undistributed funds from operations. Our principal sources and uses of funds are further described below.
Principal Sources of Funds
Cash Flows from Operating Activities
Our cash flows from operating activities is primarily dependent upon the occupancy level of our portfolio, the net effective rental rates achieved on our leases, the collectability of rent, operating escalations and recoveries from our tenants and the level of operating and other costs, including general and administrative expenses. We expect to continue to increase the amount of cash flow generated from operating activities in future periods by re-leasing our vacant and expiring space at current market rates. Furthermore, we anticipate increased cash flow through the contractual rent escalations included in a majority of our current leases during the primary term of the lease.
Availability of Funds from Credit Facility
On April 14, 2014, we entered into our Credit Facility. The Credit Facility allows for total borrowings of up to $705.0 million with a $305.0 million term loan and a $400.0 million revolving loan which mature on August 20, 2018 and August 20, 2016, respectively. We have two one-year options to extend the revolving loan to August 20, 2018, subject to customary conditions and fees, which we intend to exercise. The Credit Facility contains an "accordion feature" to allow us, under certain circumstances and with consent of our lenders, to increase the aggregate loan borrowings to up to $1.0 billion of total borrowings. As of March 31, 2016, the outstanding balance of the term loan and revolving components of the Credit Facility was $305.0 million and $180.0 million, respectively, with a combined weighted average interest rate of 2.6%. The actual availability of borrowings under our Credit Facility for any period is based on requirements outlined in our Credit Facility with respect to the pool of eligible unencumbered assets that comprise our borrowing base properties. The unused borrowing capacity, based on the debt service coverage ratio of the borrowing base properties as of March 31, 2016, was $58.7 million.
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
The Credit Facility requires us to meet certain financial and non-financial covenants, including the maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios) as well as the maintenance of a minimum net worth. We were in compliance with all financial and non-financial covenants under the Credit Facility as of March 31, 2016. We continuously monitor our compliance with all covenants. Certain covenants may restrict our ability to obtain additional borrowings under the Credit Facility or alternative sources of capital, such as the minimum debt service coverage ratio that we must maintain.
We view a mix of secured and unsecured financing sources as an efficient and accretive means to acquire properties and manage our working capital needs. Our interest expense in future periods will vary based, in part, on our level of future borrowings and the cost of these borrowings.
Other Sources of Funds
During the three months ended March 31, 2016, we received $7.9 million in distributions in respect of our interest in Worldwide Plaza. We expect to continue to receive cash distributions in respect of our interest in Worldwide Plaza in accordance with our investment agreement.
On September 30, 2015, we obtained a mortgage note payable of up to $325.0 million, secured by our property located at 1440 Broadway. As of March 31, 2016, the mortgage note payable outstanding was $305.0 million, and up to $20.0 million is available in the future as additional advances, subject to customary funding conditions to pay, among other things, for certain tenant allowances, capital expenditures and leasing costs that have been approved by the lender.

Principal Use of Funds
Capital Expenditures
As of March 31, 2016, we owned 19 properties. In connection with the leasing of our properties, we have entered into and will continue to enter into agreements with our tenants to provide allowances for tenant improvements. These allowances require us to fund capital expenditures up to amounts specified in our lease agreements. We intend to fund tenant improvement allowances with cash on hand, future borrowings and cash flows from operations. We funded $6.3 million in capital expenditures during the three months ended March 31, 2016, which was funded primarily from cash on hand. We currently estimate that we will fund between $35.0 million and $40.0 million of capital expenditures during the remainder of 2016 for our consolidated real estate portfolio, of which the largest portion relates to tenant improvements, building improvements and leasing commissions resulting from retail repositioning and releasing efforts at 1440 Broadway.
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
Dividends
We are required to distribute annually at least 90% of our annual REIT taxable income, determined without regard for the deduction for dividends paid and excluding net capital gains. During the three months ended March 31, 2016, we declared and paid a dividend at a rate equal to $0.46 per share per annum. Payments on dividends declared are made to stockholders of record at the close of business on the 8th day of each month, and payable on the 15th day of such month. For U.S Federal income tax purposes, amounts paid to our stockholders may be a return of capital and not a return on a stockholder's investment. Our board of directors may reduce the amount of dividends or distributions paid or suspend dividend payments at any time and therefore dividend payments are not assured.
During the three months ended March 31, 2016, dividends paid totaled $19.3 million, inclusive of $0.4 million of distributions paid on OP units and participating LTIP units. During the three months ended March 31, 2016, cash used to pay our dividends was primarily generated from cash flows provided by operations, cash on hand and distributions in respect of our interest in Worldwide Plaza. We expect to fund dividend payments for the rest of the year primarily from cash flows from operations, cash on hand and distributions in respect of our interest in Worldwide Plaza.
The following table shows the sources for the payment of dividends for the periods presented:

	Three Months Ended
	March 31, 2016
(In thousands)		Percentage of Distributions
Dividends:
Dividends paid in cash	$18,895
Other(1)	428
Total dividends	$19,323
Source of dividend coverage:
Cash flows provided by operations	$5,708	29.5%
Distributions in respect of our interest in Worldwide Plaza	7,900	40.9%
Cash on hand, including cash from property dispositions	5,715	29.6%
Total sources of dividends	$19,323	100.0%
Cash flows provided by operations (GAAP basis)	$5,708
Net income attributable to stockholders (in accordance with GAAP)	$487
__________________

(1)	Includes distributions on OP units and participating LTIP units.

Loan Obligations
As of March 31, 2016, we had consolidated mortgage notes payable of $369.4 million, excluding $427.9 million of unconsolidated mortgage debt relating to our pro rata share of Worldwide Plaza's total mortgage debt of $875.0 million. As of March 31, 2016, the consolidated mortgage notes payable had a weighted average interest rate of 4.0% and our pro rata share of unconsolidated mortgage debt relating to Worldwide Plaza had a weighted average interest rate of 4.6%.
The payment terms of our mortgage loan obligations require principal and interest amounts payable monthly and our Credit Facility is interest-only with all unpaid principal and interest due at maturity. Our loan agreements require us to comply with specific reporting covenants. As of March 31, 2016, we were in compliance with the debt covenants under our loan agreements.
The revolving portion of our Credit Facility is also scheduled to mature in 2016. We intend to exercise our two, one-year, extension options, which will extend the maturity date of the revolving portion of the Credit Facility to August 2018.
Contractual Obligations
Debt Obligations
The following is a summary of our contractual debt obligations as of March 31, 2016:

			Years Ended December 31,
(In thousands)	Total	April 1, 2016 - December 31, 2016	2017 — 2018	2019 — 2020	Thereafter
Principal payments due:
Mortgage notes payable	$369,395	$315	$51,948	$312,910	$4,222
Credit Facility	485,000	180,000	305,000	—	—
	$854,395	$180,315	$356,948	$312,910	$4,222
Interest payments due:
Mortgage notes payable	$49,668	$12,079	$26,305	$11,183	$101
Credit Facility	21,291	7,841	13,450	—	—
	$70,959	$19,920	$39,755	$11,183	$101
Lease Obligations
We entered into lease agreements with the owners of the ground leases at 350 Bleecker Street and the Viceroy Hotel. The following table reflects the minimum base cash rental payments due from us over the next five years and thereafter under these arrangements. These amounts exclude contingent rent payments, as applicable, that may be payable based on provisions related to increases in annual rent based on exceeding certain economic indexes, among other items.

			Years Ended December 31,
(In thousands)	Total	April 1, 2016 - December 31, 2016	2017 — 2018	2019 — 2020	Thereafter
Capital lease obligations	$3,813	$65	$172	$172	$3,404
Operating lease obligations	270,683	3,716	9,994	10,692	246,281
Total lease obligations	$274,496	$3,781	$10,166	$10,864	$249,685
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
Related-Party Transactions and Agreements
We have entered into agreements with affiliates of our Sponsor, whereby we have paid or may in the future pay certain fees or reimbursements to our Advisor, its affiliates and entities under common control with our Advisor in connection with acquisition and financing activities, asset and property management services and reimbursement of operating and offering related costs. The predecessor to the parent of the Sponsor is a party to a services agreement with RCS Advisory Services, LLC, a subsidiary of the parent company of the Former Dealer Manager (“RCS Advisory”), pursuant to which RCS Advisory and its affiliates provided us and certain other companies sponsored by AR Global with services (including, without limitation, transaction management, compliance, due diligence, event coordination and marketing services, among others) on a time and expenses incurred basis or at a flat rate based on services performed. The predecessor to the parent of the Sponsor instructed RCS Advisory to stop providing such services in November 2015 and no services have since been provided by RCS Advisory. We were party to a transfer agency agreement with American National Stock Transfer, LLC ("ANST"), pursuant to which ANST provided us with transfer agency services (including broker and stockholder servicing, transaction processing, year-end IRS reporting and other services), and supervisory services overseeing the transfer agency services performed by a third-party transfer agent. AR Global received written notice from ANST on February 10, 2016 that it would wind down operations by the end of the month and would withdraw as the transfer agent effective February 29, 2016. DST continued to provide us with transfer agency services and, on March 10, 2016, the Company entered into a definitive agreement with DST to provide the Company directly with transfer agency services (including broker and stockholder servicing, transaction processing, year-end IRS reporting and other services). See Note 11 — Related Party Transactions and Arrangements to our accompanying consolidated financial statements.
Off-Balance Sheet Arrangements
We have no off-balance-sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.
Subsequent Events
Based on the Advisor's calculations, 805,679 LTIP units were earned by the Advisor on April 15, 2016 under the terms of the OPP. Under the OPP, these LTIP units will not be earned until approved by our compensation committee.
On April 22, 2016, we, with the approval of our board of directors, entered into an amendment to the Advisory Agreement, which amended certain provisions relating to the term and termination of the advisory relationship with the Advisor. The amendment provides that that the Advisory Agreement will be renewed automatically for successive six-month periods beginning on June 26, 2016, unless terminated automatically upon consummation of a change of control or upon 60-days' written notice prior to the expiration of the original term or any subsequent renewal period.
On May 2, 2016, in accordance with the provisions of the agreement of limited partnership of the OP, we issued 94,659 shares of our common stock upon redemption of 94,659 OP units held by certain individuals who are current or former employees of the Advisor and its affiliates.
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

As of March 31, 2016, our debt consisted of both fixed and variable-rate debt. We had fixed-rate secured mortgage notes payable and fixed-rate loans under our Credit Facility, with an aggregate carrying value of $144.4 million and a fair value of $148.7 million. Changes in market interest rates on our fixed-rate debt impact the fair value of the notes, but it has no impact on interest due on the notes. For instance, if interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our obligation to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed–rate debt assumes an immediate 100 basis point move in interest rates from their March 31, 2016 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt by $1.5 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt by $1.5 million.
As of March 31, 2016, our variable-rate debt had a carrying and fair value of $710.0 million. Interest rate volatility associated with this variable-rate debt affects interest expense incurred and cash flow. The sensitivity analysis related to our variable-rate debt assumes an immediate 100 basis point move in interest rates from their March 31, 2016 levels, with all other variables held constant. A 100 basis point increase or decrease in variable interest rates on our variable-rate debt would increase or decrease our interest expense by $7.1 million annually.
These amounts were determined by considering the impact of hypothetical interest rates changes on our borrowing costs, and assuming no other changes in our capital structure. As the information presented above includes only those exposures that existed as of March 31, 2016, it does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), our management, under the supervision and with the participation of our Chief Executive Officer and Interim Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Interim Chief Financial Officer have concluded, as of the end of such period, that our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in our reports that we file or submit under the Exchange Act.
Changes in Internal Control Over Financial Reporting.
No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
The information related to litigation and regulatory matters contained in Note 10 — Commitments and Contingencies of our notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q is incorporated by reference into this Item 1. Except as set forth therein, as of the end of the period covered by this Quarterly Report on Form 10-Q, we are not a party to, and none of our properties are subject to, any material pending legal proceedings.
Item 1A. Risk Factors.
There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Not applicable.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosure.
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
Nicholas Radesca
Interim Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)

Date: May 10, 2016

EXHIBIT INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (and are numbered in accordance with Item 601 of Regulation S-K).

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
XBRL (eXtensible Business Reporting Language). The following materials from New York REIT, Inc.'s Quarterly Report on Form 10-Q for the three months ended March 31, 2016, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

_____________________
* Filed herewith.