Form 10-Q
period 2016-06-30
New York REIT, Inc.
filed 2016-08-09
CIK 1474464

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of July 29, 2016, the registrant had 165,846,056 shares of common stock, $0.01 par value per share, outstanding.

NEW YORK REIT, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
NEW YORK REIT, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)

	June 30, 2016	December 31, 2015
ASSETS	(Unaudited)
Real estate investments, at cost:
Land	$477,171	$477,171
Buildings, fixtures and improvements	1,213,767	1,208,138
Acquired intangible assets	133,334	137,594
Total real estate investments, at cost	1,824,272	1,822,903
Less accumulated depreciation and amortization	(198,778)	(172,668)
Total real estate investments, net	1,625,494	1,650,235
Cash and cash equivalents	88,130	98,604
Restricted cash	1,743	2,019
Investment in unconsolidated joint venture	201,114	215,370
Assets held for sale	—	29,268
Derivatives, at fair value	59	431
Tenant and other receivables	4,459	3,537
Unbilled rent receivables	46,840	42,905
Prepaid expenses and other assets (including amounts prepaid to related parties of $7 as of December 31, 2015)	9,192	10,074
Deferred costs, net	9,414	12,319
Total assets	$1,986,445	$2,064,762
LIABILITIES AND EQUITY
Mortgage notes payable, net of deferred financing costs	$363,468	$381,443
Credit facility	485,000	485,000
Market lease intangibles, net	69,024	73,083
Liabilities related to assets held for sale	—	321
Derivatives, at fair value	2,228	1,266
Accounts payable, accrued expenses and other liabilities (including amounts due to related parties of $87 and $99 as of June 30, 2016 and December 31, 2015, respectively)	30,771	27,736
Deferred revenue	3,913	3,617
Dividends payable	17	27
Total liabilities	954,421	972,493
Preferred stock, $0.01 par value; 40,866,376 shares authorized, none issued and outstanding	—	—
Convertible preferred stock, $0.01 par value; 9,133,624 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 300,000,000 shares authorized, 165,128,053 and 162,529,811 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	1,652	1,626
Additional paid-in capital	1,427,708	1,403,624
Accumulated other comprehensive loss	(2,215)	(1,237)
Accumulated deficit	(418,197)	(369,273)
Total stockholders' equity	1,008,948	1,034,740
Non-controlling interests	23,076	57,529
Total equity	1,032,024	1,092,269
Total liabilities and equity	$1,986,445	$2,064,762
The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEW YORK REIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Rental income	$29,769	$32,130	$58,778	$65,608
Hotel revenue	7,060	7,363	11,389	11,572
Operating expense reimbursements and other revenue	3,094	4,184	6,465	8,346
Total revenues	39,923	43,677	76,632	85,526
Operating expenses:
Property operating	10,089	10,098	20,455	21,067
Hotel operating	6,600	6,495	12,854	12,165
Operating fees incurred from the Advisor	3,050	3,101	6,124	6,245
Transaction related	6,261	96	6,610	221
General and administrative	609	5,203	(2,735)	9,153
Depreciation and amortization	16,587	22,154	33,812	43,834
Total operating expenses	43,196	47,147	77,120	92,685
Operating loss	(3,273)	(3,470)	(488)	(7,159)
Other income (expenses):
Interest expense	(9,312)	(6,347)	(19,038)	(12,596)
Income from unconsolidated joint venture	757	570	1,845	805
Income from preferred equity investment, investment securities and interest	3	8	21	938
Gain on sale of real estate investments, net	125	—	6,630	—
Gain (loss) on derivative instruments	(107)	—	(358)	(4)
Total other expenses	(8,534)	(5,769)	(10,900)	(10,857)
Net loss	(11,807)	(9,239)	(11,388)	(18,016)
Net loss attributable to non-controlling interests	267	257	335	518
Net loss attributable to stockholders	$(11,540)	$(8,982)	$(11,053)	$(17,498)

Other comprehensive income (loss):
Unrealized gain (loss) on derivatives	$(99)	$427	$(978)	$(666)
Unrealized loss on investment securities	—	(192)	—	(88)
Total other comprehensive income (loss)	(99)	235	(978)	(754)
Comprehensive loss attributable to stockholders	$(11,639)	$(8,747)	$(12,031)	$(18,252)

Basic and diluted weighted average common shares outstanding	164,835,872	162,156,470	164,354,242	162,124,624
Basic and diluted net loss per share attributable to stockholders	$(0.07)	$(0.06)	$(0.07)	$(0.11)
Dividends declared per common share	$0.12	$0.12	$0.23	$0.23
The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEW YORK REIT, INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
Six Months Ended June 30, 2016
(In thousands, except share data)
(Unaudited)

	Common Stock			Accumulated Other Comprehensive Loss
	Number of Shares	Par Value	Additional Paid-In Capital		Accumulated Deficit	Total Stockholders' Equity	Non- controlling Interests	Total Equity
Balance, December 31, 2015	162,529,811	$1,626	$1,403,624	$(1,237)	$(369,273)	$1,034,740	$57,529	$1,092,269
OP units converted to common stock	2,610,065	26	23,975	—	—	24,001	(24,001)	—
Equity-based compensation and redemption of vested shares	(11,823)	—	109	—	—	109	(8,642)	(8,533)
Dividends declared on common stock and distributions to non-controlling interest holders	—	—	—	—	(37,871)	(37,871)	(1,475)	(39,346)
Net loss	—	—	—	—	(11,053)	(11,053)	(335)	(11,388)
Unrealized loss on derivatives	—	—	—	(978)	—	(978)	—	(978)
Balance, June 30, 2016	165,128,053	$1,652	$1,427,708	$(2,215)	$(418,197)	$1,008,948	$23,076	$1,032,024
The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEW YORK REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(11,388)	$(18,016)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	33,812	43,834
Amortization of deferred financing costs	5,012	2,300
Accretion of below- and amortization of above-market lease liabilities and assets, net	(3,341)	(4,913)
Equity-based compensation	(8,363)	2,437
Loss on derivative instruments	358	4
Income from unconsolidated joint venture	(1,845)	(805)
Gain on sale of real estate investment, net	(6,630)	—
Gain on sale of investment securities	—	(48)
Bad debt expense	247	556
Changes in assets and liabilities:
Tenant and other receivables	(992)	89
Unbilled rent receivables	(4,149)	(8,726)
Prepaid expenses, other assets and deferred costs	(498)	(3,274)
Accrued unbilled ground rent	1,372	1,774
Accounts payable and accrued expenses	2,204	1,189
Deferred revenue	296	(69)
Net cash provided by operating activities	6,095	16,332
Cash flows from investing activities:
Proceeds from sale of real estate investments and redemption of preferred equity investment	35,429	35,100
Acquisition funds released from escrow	—	4,551
Capital expenditures	(9,722)	(12,940)
Distributions from unconsolidated joint venture	16,101	—
Proceeds from sale of investment securities	—	1,098
Purchase of investment securities	—	(42)
Net cash provided by investing activities	41,808	27,767
Cash flows from financing activities:
Payments on mortgage notes payable	(19,144)	(244)
Refund (payments) of financing costs	19	(157)
Dividends paid	(37,881)	(37,305)
Distributions to non-controlling interest holders	(1,475)	(1,361)
Redemptions of restricted shares	(172)	—
Restricted cash	276	(58)
Net cash used in financing activities	(58,377)	(39,125)
Net increase (decrease) in cash and cash equivalents	(10,474)	4,974
Cash and cash equivalents, beginning of period	98,604	22,512
Cash and cash equivalents, end of period	$88,130	$27,486

Supplemental disclosures:
Cash paid for interest	$14,214	$9,761
Non-cash investing and financing activities:
Dividends payable	17	48
Accrued capital expenditures	17	2,546
Conversion of OP units to common stock	24,001	974
The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
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
The Company purchased its first property and commenced active operations in June 2010. As of June 30, 2016, the Company owned 19 properties. As of June 30, 2016, the Company's properties aggregated 3.3 million rentable square feet, had an occupancy of 93% and a weighted-average remaining lease term of 9.3 years. The Company's portfolio primarily consisted of office and retail properties, representing 83% and 9%, respectively, of rentable square feet as of June 30, 2016. The Company has acquired hotel and other types of real properties to add diversity to its portfolio. Properties other than office and retail spaces represented 8% of rentable square feet.
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
Note 2 — Combination Agreement
On May 25, 2016, the Company and the OP entered into a Master Combination Agreement (the "Combination Agreement") with JBG Properties, Inc. and JBG/Operating Partners, L.P. (collectively "JBG Management Entities"), and certain pooled investment funds that are affiliates of the JBG Management Entities (collectively with the JBG Management Entities and certain affiliated entities "JBG"), providing for a series of transactions pursuant to which certain of JBG's real estate interests and management business interests would be contributed to the Company and the OP in exchange for an aggregate of up to approximately 319.9 million newly issued shares of common stock of the Company and newly issued units of limited partner interests in the OP, subject to certain adjustments (the “Combination Transactions”).
Concurrently and in connection with the entry into the Combination Agreement, the Company, the Advisor and certain of the Company’s directors and officers also entered into the following agreements generally effective upon the completion of the Combination Transactions and subject to automatic termination upon termination of the Combination Agreement:

•
a transition services agreement (the "Transition Services Agreement") whereby the Advisor agreed to provide the Company with certain transition services through the date on which the Company's Annual Report on Form 10-K for the year ended December 31, 2016 is filed with the SEC for an aggregate fee in the amount of $7.0 million;

•
a termination agreement (the "OPP Termination Agreement") terminating the Company's 2014 Advisor Multi-Year Outperformance Agreement with the Advisor (as amended and restated effective August 5, 2015, the "OPP") upon the occurrence of the closing of the Combination Transactions in exchange for an aggregate of 1,172,738 limited partnership units of the OP entitled "LTIP Units" ("LTIP units") that have been earned under the OPP through April 16, 2016 and an additional 2,865,916 LTIP units that would be deemed to be earned for the year ending April 16, 2017 converting into limited partnership units of the OP entitled "OP Units" ("OP units"), which would be exchanged for 4,038,654 shares of common stock;

•
a termination agreement (the "Omnibus Termination Agreement") pursuant to which, subject to and effective as of the closing of the Combination Transactions, the property management agreement with the Property Manager and other agreements with the Advisor or its affiliates, would be terminated;

•
a support agreement (the “Support Agreement”) whereby Michael A. Happel, the Company’s chief executive officer and president, and William M. Kahane, a member of the Company’s board of directors and a control person of the Advisor, agreed to vote in favor of the matters requiring stockholder approval with respect to the Combination Transactions; and

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

•	a term sheet (the “Happel Term Sheet”) for a consulting agreement between Mr. Happel and the Company which by it terms would not become effective until the closing of the Combination Transactions.
On August 2, 2016, the Company and the OP entered into a termination and release agreement (the “Termination Agreement”) with JBG providing for termination of the Combination Agreement and the Confidentiality Agreement by and among the Company and the OP and JBG Properties, Inc., dated January 29, 2016. Effective upon the termination of the Combination Agreement, the Transition Services Agreement, the OPP Termination Agreement, the Omnibus Termination Agreement, the Support Agreement and the Happel Term Sheet also terminated automatically in accordance with their terms. See Note 17 — Subsequent Events.
Note 3 — Summary of Significant Accounting Policies
The accompanying consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results of operations for the entire year or any subsequent interim period.
These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2015, which are included in the Company's Annual Report on Form 10-K filed with the SEC on February 26, 2016. There have been no significant changes to the Company's significant accounting policies during the three and six months ended June 30, 2016, other than the updates described below and in the subsequent notes.
Recent Accounting Pronouncements
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
In June 2016, the FASB issued guidance that changes how entities measure credit losses for financial assets carried at amortized cost. The update eliminates the requirement that a credit loss must be probable before it can be recognized and instead requires an entity to recognize the current estimate of all expected credit losses. Additionally, the update requires credit losses on available-for-sale debt securities to be carried as an allowance rather than as a direct write-down of the asset. The amendments become effective for reporting periods beginning after December 15, 2019. The amendments may be adopted early for reporting periods beginning after December 15, 2018. The Company is currently evaluating the impact of this new guidance.
Recently Adopted Accounting Pronouncements
In February 2015, the FASB amended the accounting for consolidation of certain legal entities. The amendments modify the evaluation of whether certain legal entities are variable interest entities ("VIE") or voting interest entities, eliminate the presumption that a general partner should consolidate a limited partnership and affect the consolidation analysis of reporting entities that are involved with VIEs (particularly those that have fee arrangements and related party relationships). The revised guidance is effective for the Company's fiscal year ended December 31, 2016. The Company has evaluated the impact of the adoption of the new guidance on its consolidated financial statements and has determined the OP is considered to be a VIE and continues to consolidate the OP as required under previous GAAP. However, the Company meets the disclosure exemption criteria as the Company is the primary beneficiary of the VIE and the Company’s partnership interest is considered a majority voting interest in a business and the assets of the OP can be used for purposes other than settling its obligations, such as paying distributions. Also as a result of the new guidance, the Company has also determined that WWP Holdings, LLC ("Worldwide Plaza") is a VIE, but the Company is not the primary beneficiary and therefore continues to not consolidate the entity. As such, the adoption of the new guidance did not have a material impact on the Company's consolidated financial statements.

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

In April 2015, the FASB amended the presentation of debt issuance costs on the balance sheet. The amendment requires that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability and that the entity apply the new guidance on a retrospective basis. In August 2015, the FASB added that, for line of credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line, regardless of whether or not there are any outstanding borrowings. The revised guidance is effective for the Company's fiscal year ended December 31, 2016. As a result of adoption of the new guidance, the Company has reclassified deferred financing costs, net related to mortgage notes payable of $5.8 million and $7.0 million, respectively, as of June 30, 2016 and December 31, 2015 as a reduction of the carrying amount of mortgage notes payable. See Note 7 — Mortgage Notes Payable. As permitted, deferred financing costs related to the Company's credit facility with Capital One, National Association (the "Credit Facility") continue to be reflected within deferred costs, net on the consolidated balance sheets.
In March 2016, the FASB issued an update that changes the accounting for certain aspects of share-based compensation. Among other things, the revised guidance allows companies to make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. The revised guidance is effective for reporting periods beginning after December 15, 2016. Early adoption is permitted. The Company has adopted the provisions of this guidance beginning January 1, 2016 and determined that there is no impact to the Company’s consolidated financial position, results of operations and cash flows. The Company's policy is to account for forfeitures as they occur.
Note 4 — Real Estate Investments
There were no real estate assets acquired or liabilities assumed during the three and six months ended June 30, 2016 or 2015.
The following table presents future minimum base cash rental payments due to the Company, excluding future minimum base cash rental payments related to the Company's unconsolidated joint venture, subsequent to June 30, 2016. These amounts exclude contingent rental payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes among other items.

(In thousands)	Future Minimum Base Cash Rental Payments
July 1, 2016 - December 31, 2016	$51,360
2017	106,133
2018	103,983
2019	95,893
2020	96,417
Thereafter	553,811
Total	$1,007,597
The following table lists the tenants whose annualized cash rent represented greater than 10% of total annualized cash rent as of June 30, 2016 and 2015, including annualized cash rent related to the Company's unconsolidated joint venture:

		June 30,
Property Portfolio	Tenant	2016	2015
Worldwide Plaza	Cravath, Swaine & Moore, LLP	16%	16%
Worldwide Plaza	Nomura Holdings America, Inc.	11%	10%
The termination, delinquency or non-renewal of any of the above tenants may have a material adverse effect on the Company's operations.

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

Intangible Assets and Liabilities
Acquired intangible assets and liabilities as of June 30, 2016 and December 31, 2015 consist of the following:

	June 30, 2016
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
In-place leases	$109,238	$32,611	$76,627
Other intangibles	3,804	589	3,215
Above-market leases	20,292	4,326	15,966
Total acquired intangible assets	$133,334	$37,526	$95,808
Intangible lease liabilities:
Below-market leases	$75,612	$23,379	$52,233
Above-market ground lease liability	17,968	1,177	16,791
Total market lease intangibles	$93,580	$24,556	$69,024

	December 31, 2015
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
In-place leases	$113,392	$31,120	$82,272
Other intangibles	3,804	429	3,375
Above-market leases	20,398	3,713	16,685
Total acquired intangible assets	$137,594	$35,262	$102,332
Intangible lease liabilities:
Below-market leases	$77,177	$21,110	$56,067
Above-market ground lease liability	17,968	952	17,016
Total market lease intangibles	$95,145	$22,062	$73,083
The following table discloses amounts recognized within the consolidated statements of operations and comprehensive loss related to amortization of in-place leases and other intangibles, amortization and accretion of above- and below-market lease assets and liabilities, net and the amortization of above-market ground lease, for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2016	2015	2016	2015
Amortization of in-place leases and other intangibles(1)	$2,767	$4,887	$5,807	$11,058
Amortization and (accretion) of above- and below market leases, net(2)	$(1,504)	$(1,729)	$(3,116)	$(4,688)
Amortization of above-market ground lease(3)	$(113)	$(113)	$(225)	$(225)
_______________

(1)	Reflected within depreciation and amortization expense.

(2)	Reflected within rental income.

(3)	Reflected within hotel expenses.

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

The following table provides the projected amortization expense and adjustments to revenues for the next five years as of June 30, 2016:

	July 1, 2016 - December 31, 2016	2017	2018	2019	2020
In-place leases	$5,019	$9,612	$8,655	$8,271	$8,033
Other intangibles	161	321	321	321	321
Total to be included in depreciation and amortization expense	$5,180	$9,933	$8,976	$8,592	$8,354

Above-market lease assets	$(710)	$(1,420)	$(1,420)	$(1,420)	$(1,407)
Below-market lease liabilities	3,613	6,660	5,875	5,490	5,250
Total to be included in rental income	$2,903	$5,240	$4,455	$4,070	$3,843

Above-market ground lease liability to be deducted from hotel expenses	$(225)	$(449)	$(449)	$(449)	$(449)
Real Estate Sales
During the six months ended June 30, 2016, the Company sold its properties located at 163-30 Cross Bay Boulevard in Queens, New York ("Duane Reade"), 1623 Kings Highway in Brooklyn, New York ("1623 Kings Highway") and 2061-2063 86th Street in Brooklyn, New York ("Foot Locker"). The following table summarizes the properties sold during the six months ended June 30, 2016. The Company did not sell any real estate assets during the three months ended June 30, 2016 or during the three and six months ended June 30, 2015.

Property	Borough	Disposition Date	Contract Sales Price	Gain on Sale(1)(2)
			(in thousands)	(in thousands)
Duane Reade(3)	Queens	February 2, 2016	$12,600	$126
1623 Kings Highway	Brooklyn	February 17, 2016	17,000	4,293
Foot Locker	Brooklyn	March 30, 2016	8,400	2,211
			$38,000	$6,630
______________________

(1)	Reflected within gain on sale of real estate investments, net in the consolidated statements of operations and comprehensive loss for the six months ended June 30, 2016.

(2)	During the six months ended June 30, 2016, the Company repaid three mortgage notes payable totaling $18.9 million with the proceeds from the sales of Duane Reade, 1623 Kings Highway and Foot Locker.

(3)	Impairment charge of $0.9 million was recognized during the year ended December 31, 2015 in connection with the classification of Duane Reade as held for sale.
The sale of Duane Reade, 1623 Kings Highway and Foot Locker did not represent a strategic shift that has a major effect on the Company’s operations and financial results. Accordingly, the results of operations of Duane Reade, 1623 Kings Highway and Foot Locker remain classified within continuing operations for all periods presented until the respective dates of their sale.

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

Note 5 — Investment in Unconsolidated Joint Venture
On October 30, 2013, the Company purchased a 48.9% equity interest in Worldwide Plaza for a contract purchase price of $220.1 million, based on the property value for Worldwide Plaza of $1.3 billion less $875.0 million of debt on the property. As of June 30, 2016, the Company's pro rata portion of debt secured by Worldwide Plaza was $427.9 million. The debt on the property has a weighted average interest rate of 4.6% and matures in March 2023. As a result of new accounting guidance, the Company has determined that Worldwide Plaza is a VIE, but is not required to consolidate the activities of Worldwide Plaza. The Company accounts for the investment in Worldwide Plaza using the equity method of accounting because the Company exercises significant influence over, but does not control, the entity. See Note 3 — Summary of Significant Accounting Policies.
Pursuant to the terms of the membership agreement governing the Company’s purchase of the 48.9% equity interest in Worldwide Plaza, the Company retains an option (the "WWP Option") to purchase the balance of the equity interest in Worldwide Plaza beginning on the first day of the 39th month following the closing of the acquisition, or January 1, 2017, at an agreed-upon property value of $1.4 billion, subject to certain adjustments, including, but not limited to, adjustments for certain loans that are outstanding at the time of exercise, adjustments for the percentage equity interest being acquired and any of the Company's preferred return in arrears. If the Company does not exercise the WWP Option, the Company will be subject to a fee in the amount of $25.0 million. See Note 17 — Subsequent Events for additional disclosure regarding the WWP Option.
At acquisition, the Company's investment in Worldwide Plaza exceeded the Company's share of the book value of the net assets of Worldwide Plaza by $260.6 million. This basis difference resulted from the excess of the Company's purchase price for its equity interest in Worldwide Plaza over the book value of Worldwide Plaza's net assets. Substantially all of this basis difference was allocated to the fair values of Worldwide Plaza's assets and liabilities. The Company amortizes the basis difference over the anticipated useful lives of the underlying tangible and intangible assets acquired and liabilities assumed. The basis difference related to the land will be recognized upon disposition of the Company's investment. As of June 30, 2016 and December 31, 2015, the carrying value of the Company's investment in Worldwide Plaza was $201.1 million and $215.4 million, respectively.
The Company is party to litigation related to Worldwide Plaza. See Note 11 — Commitments and Contingencies.
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
The condensed balance sheets as of June 30, 2016 and December 31, 2015 for Worldwide Plaza are as follows:

(In thousands)	June 30, 2016	December 31, 2015
	(Unaudited)
Real estate assets, at cost	$715,266	$714,642
Less accumulated depreciation and amortization	(127,218)	(117,092)
Total real estate assets, net	588,048	597,550
Cash and cash equivalents	3,935	9,036
Other assets	267,127	259,894
Total assets	$859,110	$866,480

Debt	$875,000	$875,000
Other liabilities	16,914	15,515
Total liabilities	891,914	890,515
Deficit	(32,804)	(24,035)
Total liabilities and deficit	$859,110	$866,480

Company's basis	$201,114	$215,370

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

The condensed statements of operations for the three and six months ended June 30, 2016 and 2015 for Worldwide Plaza are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2016	2015	2016	2015
Rental income	$31,120	$30,751	$62,609	$61,265
Other revenue	1,230	1,232	2,460	2,449
Total revenue	32,350	31,983	65,069	63,714
Operating expenses:
Operating expenses	11,624	11,727	23,610	23,967
Depreciation and amortization	6,847	6,864	13,619	13,714
Total operating expenses	18,471	18,591	37,229	37,681
Operating income	13,879	13,392	27,840	26,033
Interest expense	(10,255)	(9,992)	(20,509)	(19,874)
Net income	3,624	3,400	7,331	6,159
Company's preferred return	(3,987)	(3,894)	(8,054)	(7,745)
Net loss to members	$(363)	$(494)	$(723)	$(1,586)
Net income (loss) related to Worldwide Plaza includes the Company's preferred return, the Company's pro rata share of Worldwide Plaza net income (loss) to members and amortization of the basis difference. The following table presents the components of the income related to the Company's investment in Worldwide Plaza for the periods presented, which is included in income from unconsolidated joint venture on the consolidated statements of operations and comprehensive loss.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2016	2015	2016	2015
Company's preferred return	$3,987	$3,894	$8,054	$7,745
Company's share of net loss from Worldwide Plaza	(177)	(242)	(353)	(776)
Amortization of basis difference	(3,053)	(3,082)	(5,856)	(6,164)
Company's income from Worldwide Plaza	$757	$570	$1,845	$805
Note 6 — Credit Facility
The Company is party to the Credit Facility, which allows for total borrowings of up to $705.0 million with a $305.0 million term loan and a $400.0 million revolving loan. The term loan component of the Credit Facility matures in August 2018 and the revolving loan component matures in August 2016. The Company has two options to extend the maturity date of the revolving loan component of the Credit Facility through August 2018. In June 2016, the Company notified Capital One, National Association of its intention to exercise the first option, which will extend the maturity date of the revolving portion of the Credit Facility through August 2017, effective as of the original maturity date. The Credit Facility contains an "accordion feature" to allow the Company, under certain circumstances and with the consent of its lenders, to increase the aggregate loan borrowings to up to $1.0 billion of total borrowings.
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

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

The outstanding balance of the term and revolving portions of the Credit Facility was $305.0 million and $180.0 million, respectively, as of June 30, 2016, and $305.0 million and $180.0 million, respectively, as of December 31, 2015. The Credit Facility had a combined weighted average interest rate of 2.59% and 2.39% as of June 30, 2016 and December 31, 2015, respectively, a portion of which is fixed with an interest rate swap. The Credit Facility includes an unused commitment fee per annum of (a) 0.15% if the unused balance of the facility is equal to or less than 50% of the available facility and (b) 0.25% if the unused balance of the facility exceeds 50% of the available facility. The actual availability of borrowings under the Credit Facility for any period is based on requirements outlined in the Credit Facility with respect to the pool of eligible unencumbered assets that comprise the borrowing base properties. The unused borrowing capacity, based on the debt service coverage ratio of the borrowing base properties as of June 30, 2016, was $56.8 million.
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
During the fourth quarter of 2015, the Company identified certain immaterial errors impacting interest expense in its previously issued quarterly financial statements. Interest expense and net loss were understated by $0.3 million and $0.6 million, respectively, for the three and six months ended June 30, 2015, which has been corrected in the accompanying consolidated statements of operations and comprehensive loss for the prior period.
The Credit Facility requires the Company to meet certain financial covenants, including the maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios) as well as the maintenance of a minimum net worth. As of June 30, 2016, the Company was in compliance with the debt covenants under the Credit Facility.
See Note 17 — Subsequent Events for additional disclosure regarding the Credit Facility.
Note 7 — Mortgage Notes Payable
The Company's mortgage notes payable as of June 30, 2016 and December 31, 2015 consist of the following:

		Outstanding Loan Amount
Portfolio	Encumbered Properties	June 30, 2016	December 31, 2015	Effective Interest Rate	Interest Rate		Maturity
		(In thousands)	(In thousands)
Design Center	1	$19,591	$19,798	4.4%	Fixed		Dec. 2021
1100 Kings Highway	1	20,200	20,200	3.4%	Fixed	(1)	Aug. 2017
256 West 38th Street	1	24,500	24,500	3.1%	Fixed	(1)	Dec. 2017
1440 Broadway(2)	1	305,000	305,000	4.1%	Variable	(3)	Oct. 2019
Foot Locker(4)		—	3,250
Duane Reade(4)		—	8,400
1623 Kings Highway(4)		—	7,288
Mortgage notes payable, gross principal amount		369,291	388,436
Less: deferred financing costs, net		(5,823)	(6,993)
Mortgage notes payable, net of deferred financing costs	4	$363,468	$381,443	4.0%	(5)
______________________

(1)	Fixed through an interest rate swap agreement.

(2)	Total commitments of $325.0 million; additional $20.0 million available, subject to lender approval, to fund certain tenant allowances, capital expenditures and leasing costs.

(3)	LIBOR portion is capped through an interest rate cap agreement.

(4)	During the six months ended June 30, 2016, the Company repaid three mortgage notes payable with the proceeds from the sales of Duane Reade, 1623 Kings Highway and Foot Locker.

(5)	Calculated on a weighted average basis for all mortgages outstanding as of June 30, 2016.

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

The Company's remaining properties, with the exception of 367-369 Bleecker Street and 387 Bleecker Street (which excludes 382-384 Bleecker Street), that are not subject to mortgage notes payable collateralize the borrowing base of the Credit Facility and are subject to mortgages under the Credit Facility for that purpose.
On September 30, 2015, in connection with the mortgage notes payable secured by its property located at 1440 Broadway, the Company executed guarantees in favor of the lenders with respect to the costs of certain unfunded obligations of the Company related to tenant allowances, capital expenditures and leasing costs, which guarantees are capped at $5.3 million in the aggregate. The guarantees expire in October 2019, the maturity date of the 1440 Broadway mortgage. As of June 30, 2016, the Company has not been required to perform under the guarantees and has not recognized any assets or liabilities related to the guarantees.
Real estate investments of $629.3 million, at cost and net of below-market lease liabilities, at June 30, 2016 have been pledged as collateral to their respective mortgages and are not available to satisfy the Company's corporate debts and obligations unless first satisfying the mortgage notes payable on the properties.
The following table summarizes the scheduled aggregate principal repayments subsequent to June 30, 2016:

(In thousands)	Future Minimum Principal Payments
July 1, 2016 - December 31, 2016	$211
2017	48,245
2018	3,703
2019	308,869
2020	4,041
Thereafter	4,222
Total	$369,291
Some of the Company's mortgage note agreements require compliance with certain property-level financial covenants including debt service coverage ratios. As of June 30, 2016, the Company was in compliance with the financial covenants under its mortgage note agreements.
Note 8 — Fair Value of Financial Instruments
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

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

Although the Company has determined that the majority of the inputs used to value its derivatives, such as interest rate swaps and caps, fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of June 30, 2016 and December 31, 2015, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company's derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. See Note 9 — Interest Rate Derivatives and Hedging Activities.
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
The following table presents information about the Company's derivatives that are presented net, measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015, aggregated by the level in the fair value hierarchy within which those instruments fall:

(In thousands)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
June 30, 2016
Derivatives, net	$—	$(2,169)	$—	$(2,169)
December 31, 2015
Derivatives, net	$—	$(835)	$—	$(835)
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets. There were no transfers between levels of the fair value hierarchy during the three and six months ended June 30, 2016.
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

		June 30, 2016		December 31, 2015
(In thousands)	Level	Gross Principal Balance	Fair Value	Gross Principal Balance	Fair Value
Mortgage notes payable	3	$369,291	$380,648	$388,436	$401,503
Credit Facility	3	$485,000	$496,582	$485,000	$487,579
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
June 30, 2016
(Unaudited)

Note 9 — Interest Rate Derivatives and Hedging Activities
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
During the six months ended June 30, 2016, the Company terminated one of its interest rate swaps as the related hedged debts were repaid, which made it probable that the forecasted transactions would not occur and, as a result, accelerated the reclassification of immaterial amounts in accumulated other comprehensive loss to earnings. The accelerated amounts resulted in a loss of approximately $24,000 for the six months ended June 30, 2016.
Amounts reported in accumulated other comprehensive loss related to derivatives are reclassified to interest expense as interest payments are made on the Company's variable-rate debt. During the next 12 months, the Company estimates that an additional $1.2 million will be reclassified from accumulated other comprehensive loss as an increase to interest expense.
As of June 30, 2016 and December 31, 2015, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk.

	June 30, 2016		December 31, 2015
Interest Rate Derivative	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Interest rate swaps	3	$124,700	4	$131,988

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

Derivatives Not Designated as Hedges
Derivatives not designated as hedges are not speculative and are used to manage the Company's exposure to interest rate movements and other identified risks, but do not meet the strict hedge accounting requirements under GAAP. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings, which resulted in an expense of $0.1 million and $0.4 million during the three and six months ended June 30, 2016, respectively, and included in loss on derivative instruments on the consolidated statements of operations and comprehensive loss.
As of June 30, 2016, the Company had the following outstanding interest rate derivatives that were not designated as hedges in qualified hedging relationships.

	June 30, 2016		December 31, 2015
Interest Rate Derivative	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Interest rate caps	2	$305,000	2	$305,000
Balance Sheet Classification
The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the consolidated balance sheets as of June 30, 2016 and December 31, 2015:

(In thousands)	Balance Sheet Location	June 30, 2016	December 31, 2015
Derivatives designated as hedging instruments:
Interest rate swaps	Derivative assets, at fair value	$—	$15
Interest rate swaps	Derivative liabilities, at fair value	$(2,228)	$(1,266)
Derivatives not designated as hedging instruments:
Interest rate caps	Derivative assets, at fair value	$59	$416
Derivatives in Cash Flow Hedging Relationships
The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the three and six months ended June 30, 2016 and 2015, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2016	2015	2016	2015
Amount of loss recognized in accumulated other comprehensive loss from interest rate derivatives (effective portion)	$(423)	$(100)	$(1,658)	$(1,719)
Amount of loss reclassified from accumulated other comprehensive loss into income as interest expense (effective portion)	$(324)	$(527)	$(680)	$(1,053)
Amount of loss recognized in loss on derivative instruments (ineffective portion, reclassifications of missed forecasted transactions and amounts excluded from effectiveness testing)	$—	$—	$(1)	$(4)

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

Offsetting Derivatives
The Company does not offset it's derivatives on the accompanying consolidated balance sheets. The table below presents a gross presentation, the potential effects of offsetting, and a potential net presentation of the Company's derivatives as of June 30, 2016 and December 31, 2015. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the accompanying consolidated balance sheets.

				Gross Amounts Not Offset on the Balance Sheet
Derivatives (In thousands)	Gross Amounts of Recognized Assets	Gross Amounts of Recognized Liabilities	Potential Net Amounts of Assets (Liabilities) presented on the Balance Sheet	Financial Instruments	Cash Collateral Posted	Net Amount
June 30, 2016	$59	$(2,228)	$(2,169)	$—	$—	$(2,169)
December 31, 2015	$431	$(1,266)	$(835)	$—	$—	$(835)
Credit-risk-related Contingent Features
The Company has agreements with each of its derivative counterparties that contain a provision whereby if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.
As of June 30, 2016, the fair value of derivatives in a net liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $2.3 million. As of June 30, 2016, the Company has not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value of $2.3 million at June 30, 2016.
Note 10 — Common Stock
As of June 30, 2016 and December 31, 2015, the Company had 165.1 million and 162.5 million shares of common stock outstanding, respectively, including shares of unvested restricted common stock ("restricted shares"), but not including OP units or LTIP units which may in the future be converted into shares of common stock. During the three and six months ended June 30, 2016, the Company issued 94,659 and 2,610,065 shares, respectively, of its common stock upon redemption of 94,659 and 2,610,065 OP units, respectively, held by certain individuals who are members, employees or former employees of the Advisor. See Note 16 — Non-Controlling Interests.
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
June 30, 2016
(Unaudited)

Note 11 — Commitments and Contingencies
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

	Future Minimum Base Rent Payments
(In thousands)	Operating Leases	Capital Leases
July 1, 2016 - December 31, 2016	$2,474	$43
2017	4,905	86
2018	5,089	86
2019	5,346	86
2020	5,346	86
Thereafter	246,281	3,404
Total minimum lease payments	$269,441	$3,791
Less: amounts representing interest		(1,690)
Total present value of minimum lease payments		$2,101
Total rental expense related to operating leases was $1.9 million and $3.9 million, respectively, for the three and six months ended June 30, 2016 and 2015. During the three and six months ended June 30, 2016 and 2015, interest expense related to capital leases was approximately $16,000 and $32,000, respectively. The following table discloses assets recorded under capital leases and the accumulated amortization thereon as of June 30, 2016 and December 31, 2015.

(In thousands)	June 30, 2016	December 31, 2015
Buildings, fixtures and improvements	$11,783	$11,783
Less accumulated depreciation and amortization	(1,989)	(1,705)
Total real estate investments, net	$9,794	$10,078
Litigation and Regulatory Matters
In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. There are no legal or regulatory proceedings pending or known to be contemplated against the Company from which the Company expects to incur a material loss.
RXR Litigation
RXR Realty (“RXR”) initiated a suit against the Company alleging that it suffered “lost profits” in connection with the Company’s purchase of its 48.9% interest in Worldwide Plaza in October 2013. On August 12, 2014, the Supreme Court of the State of New York dismissed all of RXR’s claims against the seller of Worldwide Plaza and dismissed RXR’s disgorgement claims against the Company, permitting only a limited, immaterial claim against the Company for RXR’s cost of producing due diligence-related material to proceed. RXR appealed the ruling and, on October 13, 2015, the appellate court upheld the previous decisions; however, the appellate court held that the trial court's exclusion of lost profit damages was premature and would have to be considered through a motion for summary judgment. The Company moved for partial summary judgment to reinstate the damages limitation, and the trial court granted the motion at oral argument on March 24, 2016. On June 16, 2016, RXR appealed and the appeal is expected to be heard later this year. The Company has not recognized a liability with respect to RXR's claim because the Company does not believe that it is probable that it will incur a related material loss.

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

Combination Transactions Litigation
During June 2016, Irene Jacobs and Marvin Jacobs (the "Plaintiffs") filed a class action complaint (the “Complaint”) on behalf of public stockholders of the Company against the Company, the OP, Michael Happel, the Company's chief executive officer, and its board of directors. The Complaint was originally filed in New York Supreme Court, New York County on June 17, 2016, but the New York action was discontinued and re-filed in Maryland Circuit Court on July 12, 2016. The Complaint seeks to enjoin the Combination Transactions pursuant to the Combination Agreement. The Complaint alleges, among other things, that the individual defendants breached their fiduciary duties to the public stockholders of the Company by causing the Company to enter into the Combination Agreement, and that the Company, the OP and JBG knowingly assisted in those alleged breaches. On August 2, 2016, the Company and the OP entered into the Termination Agreement with JBG providing for termination of the Combination Agreement. See Note 17 — Subsequent Events. The Company has not recognized a liability with respect to this claim because the Company does not believe that it is probable that it will incur a related material loss.
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
Note 12 — Related Party Transactions and Arrangements
Individual members of the Advisor and employees of the Advisor hold interests in the OP. See Note 16 — Non-Controlling Interests.
Realty Capital Securities, LLC (the "Former Dealer Manager") served as the dealer manager of the IPO, which was ongoing from September 2010 to December 2013, and, together with its affiliates, continued to provide the Company with various services through December 31, 2015. RCS Capital Corporation ("RCAP"), the parent company of the Former Dealer Manager and certain of its affiliates that provided services to the Company, filed for Chapter 11 bankruptcy protection in January 2016, prior to which it was also under common control with AR Global, the parent of the Sponsor. In May 2016, RCAP and its affiliated debtors emerged from bankruptcy under the new name, Aretec Group, Inc.
Viceroy Hotel
The following table details revenues from related parties at the Viceroy Hotel. The Company did not have any receivables from related parties as of June 30, 2016 or December 31, 2015.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2016	2015	2016	2015
Hotel revenues	$16	$12	$29	$45
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

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

The Company reimburses the Advisor for costs and expenses paid or incurred by the Advisor and its affiliates in connection with providing services to the Company (including reasonable salaries and wages, benefits and overhead of all employees directly involved with the performance of such services), although the Company does not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives a separate fee. Prior to June 2015, reimbursement of costs and expenses was subject to the limitation that the Company would not reimburse the Advisor for any amount by which the Company's total operating expenses (as defined in the Advisory Agreement (defined below) during the applicable time) for the four preceding fiscal quarters exceeded the greater of (a) 2.0% of average invested assets and (b) 25.0% of net income other than any additions to reserves for depreciation, bad debt or other similar non cash reserves and excluding any gain from the sale of assets for that period (the "2%/25% Limitation"). The Company amended and restated its advisory agreement on June 26, 2015 which, among other things, removed the 2%/25% Limitation (as amended from time to time, the "Advisory Agreement"). Total reimbursement of costs and expenses for the three and six months ended June 30, 2016 was $0.7 million and $1.4 million, respectively. The Company did not reimburse the Advisor for costs and expenses incurred during the three and six months ended June 30, 2015. On April 25, 2016, the Advisory Agreement was amended to provide for automatic renewal for successive six-month periods beginning on June 26, 2016, unless terminated automatically upon the consummation of a change in control or upon 60-days' written notice without cause and without penalty prior to the expiration of the original term or any subsequent renewal period.
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
The Company was also party to a transfer agency agreement with American National Stock Transfer, LLC ("ANST"); a subsidiary of the parent company of the Former Dealer Manager, pursuant to which ANST provided the Company with transfer agency services (including broker and stockholder servicing, transaction processing, year-end IRS reporting and other services), and supervisory services overseeing the transfer agency services performed by DST Systems, Inc. ("DST"), a third-party transfer agent. The Sponsor received written notice from ANST on February 10, 2016 that it would wind down operations by the end of the month and would withdraw as the transfer agent effective February 29, 2016. Subsequently, the Company entered into an agreement with Computershare, Inc ("Computershare"), a third-party transfer agent to provide the Company directly with transfer agency services (including broker and stockholder servicing, transaction processing, year-end IRS reporting and other services). For the three and six months ended June 30, 2016, the fees for services provided by DST and Computershare are included in general and administrative expenses on the consolidated statements of operations and comprehensive loss during the period in which the service was provided.

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

The following table details amounts incurred, waived and contractually owed to related parties in connection with the operations related services to related parties described above as of and for the periods presented:

	Three Months Ended June 30,				Six Months Ended June 30,				Payable (Receivable) as of
	2016		2015		2016		2015		June 30,	December 31,
(In thousands)	Incurred	Waived	Incurred	Waived	Incurred	Waived	Incurred	Waived	2016	2015
Ongoing fees:
Asset management fees	$3,050	$—	$3,101	$—	$6,124	$—	$6,245	$—	$—	$(7)
Transfer agent and other professional fees	658	—	270	—	1,350	—	454	—	87	99
Property management fees	—	508	—	683	—	994	—	1,219	—	—
Total related party operational fees and reimbursements	$3,708	$508	$3,371	$683	$7,474	$994	$6,699	$1,219	$87	$92
In order to improve operating cash flows and the ability to pay dividends from operating cash flows, the Advisor agreed to waive certain fees, including property management fees, during the three and six months ended June 30, 2016 and 2015. The fees that were waived were not deferrals and accordingly, will not be paid to the Advisor in any subsequent periods.
For substantial assistance in connection with the sale of properties, the Company may pay the Advisor a property disposition fee not to exceed the lesser of 2.0% of the contract sale price of the property and 50% of the competitive real estate commission paid if a third party broker is also involved; provided, however that in no event may the property disposition fee paid to the Advisor when added to real estate commissions paid to unaffiliated third parties exceed the lesser of 6.0% of the contract sales price and a competitive real estate commission. For purposes of the foregoing, "competitive real estate commission" means a real estate brokerage commission for the purchase or sale of a property which is reasonable, customary and competitive in light of the size, type and location of the property. The Company incurred and paid $0.2 million in property disposition fees during the six months ended June 30, 2016. No such fees were incurred or paid during the three months ended June 30, 2016 or the three and six months ended June 30, 2015.
Note 13 — Economic Dependency
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
Note 14 — Share-Based Compensation
Stock Option Plan
The Company has a stock option plan (the "Plan") which authorizes the grant of nonqualified stock options to the Company's independent directors, officers, advisors, consultants and other personnel, subject to the absolute discretion of the board of directors and the applicable limitations of the Plan. The exercise price for all stock options granted under the Plan will be equal to the fair market value of a share on the date of grant. Upon a change in control, unvested options will become fully vested and any performance conditions imposed with respect to the options will be deemed to be fully achieved. A total of 0.5 million shares have been authorized and reserved for issuance under the Plan. As of June 30, 2016 and December 31, 2015, no stock options were issued under the Plan.

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
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
Under the RSP, the annual amount granted to the independent directors is determined by the board of directors. The maximum number of shares of stock granted under the RSP cannot exceed 10% of the Company’s outstanding shares of common stock on a fully diluted basis at any time. Restricted shares issued to independent directors generally vest over a three-year period in increments of 33.3% per annum. Generally, such awards provide for accelerated vesting of (i) all unvested restricted shares upon a "change in control" or a termination "without cause" and (ii) the portion of the unvested restricted shares scheduled to vest in the year of voluntary termination or the failure to be re-elected to the board.
Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of restricted shares receive cash dividends prior to the time that the restrictions on the restricted shares have lapsed. Any dividends payable in shares of common stock are subject to the same restrictions as the underlying restricted shares.
In February 2015, the board of directors approved, and the Company awarded, 279,365 restricted shares to employees of the Advisor, of which 79,805 restricted shares were subsequently forfeited. The remaining awards vest over a four-year period in increments of 25% per annum.
The following table displays restricted share award activity during the six months ended June 30, 2016:

	Number of Restricted Shares	Weighted-Average Issue Price
Unvested, December 31, 2015	316,570	$10.59
Granted	5,107	10.28
Vested	(71,342)	10.45
Unvested, June 30, 2016	250,335	$10.62
Compensation expense related to restricted shares was $0.2 million and $0.3 million for the three and six months ended June 30, 2016, respectively, and is included in general and administrative expenses on the consolidated statement of operations and other comprehensive loss. For the three and six months ended June 30, 2015, compensation expense related to restricted shares was $0.2 million, and is included in general and administrative expenses on the consolidated statement of operations and other comprehensive loss.
As of June 30, 2016, the Company had approximately $1.3 million of unrecognized compensation cost related to unvested restricted share awards granted under the Company’s RSP, which is expected to vest over a period of 2.8 years.
2014 Advisor Multi-Year Outperformance Agreement
On April 15, 2014 (the "Effective Date") in connection with the Listing, the Company entered into the OPP. Under the OPP, the Advisor was issued 8,880,579 LTIP units in the OP with a maximum award value on the issuance date equal to 5.0% of the Company’s market capitalization (the “OPP Cap”). The LTIP units are structured as profits interests in the OP.

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
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
______________________
*The “Peer Group” is comprised of certain companies in the SNL US REIT Office Index.
The potential outperformance award is calculated at the end of each One-Year Period, the Two-Year Period and the Three-Year Period. The award earned for the Three-Year Period is based on the formula in the table above less any awards earned for the Two-Year Period and One-Year Periods, but not less than zero; the award earned for the Two-Year Period is based on the formula in the table above less any award earned for the first and second One-Year Period, but not less than zero. Any LTIP units that are unearned at the end of the Performance Period will be forfeited. On April 15, 2015, 367,059 LTIP units were earned by the Advisor under the terms of the OPP. On April 15, 2016, 805,679 additional LTIP units were earned by the Advisor under the terms of the OPP.
Moreover, the OPP provides for early calculation of earned LTIP units and for the accelerated vesting of any earned LTIP units in the event the Advisor is terminated or in the event of a "change in control" of the Company, which could motivate the Advisor to recommend a transaction that would result in a "change in control" under the OPP when such a transaction would not otherwise be in the best interests of the Company's stockholders.
Subject to the Advisor’s continued service through each vesting date, one third of any earned LTIP units will vest on each of the third, fourth and fifth anniversaries of the Effective Date. Until such time as an LTIP unit is earned in accordance with the provisions of the OPP, the holder of such LTIP unit is entitled to distributions on such LTIP unit equal to 10% of the distributions made per OP unit. The Company paid $0.9 million and $1.0 million in distributions related to LTIP units during the three and six months ended June 30, 2016, respectively, which is included in non-controlling interest in the consolidated balance sheets. For the three and six months ended June 30, 2015, the Company paid $0.3 million and $0.4 million, respectively, in distributions related to LTIP units that had been earned. After an LTIP unit is earned, the holder of such LTIP unit is entitled to a catch-up distribution and then the same distribution as the holder of an OP unit. At the time the Advisor’s average capital account balance with respect to an LTIP unit is economically equivalent to the average capital account balance of an OP unit, the LTIP unit has been earned and it has been vested for 30 days, the Advisor, in its sole discretion, will be entitled to convert such LTIP unit into an OP unit in accordance with the provisions of the limited partnership agreement of the OP.

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

The Company records equity-based compensation expense associated with the OPP over the requisite service period of five years. Equity-based compensation expense is adjusted each reporting period for changes in the estimated value. The amortization of the fair value of the OPP awards recorded as equity-based compensation resulted in income of $2.1 million and $8.6 million for the three and six months ended June 30, 2016, respectively, and is included in general and administrative expenses. For the three and six months ended June 30, 2015, amortization of the fair value of the OPP awards recorded as equity-based compensation was included as an expense of $2.0 million and $2.2 million, respectively, and is included in general and administrative expenses.
The valuation of the OPP is determined using a Monte Carlo simulation. This analysis reflects the contractual terms of the OPP, including the performance periods and total return hurdles, as well as observable market-based inputs, including interest rate curves, and unobservable inputs, such as expected volatility. As a result, the Company has determined that its OPP valuation in its entirety is classified in Level 3 of the fair value hierarchy. See Note 8 — Fair Value of Financial Instruments.
The following table presents information about the Company's OPP, which is measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015, aggregated by the level in the fair value hierarchy within which the instrument falls:

(In thousands)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
June 30, 2016
OPP	$—	$—	$18,700	$18,700
December 31, 2015
OPP	$—	$—	$43,500	$43,500
Level 3 valuations
The following is a reconciliation of the beginning and ending balance for the changes in instruments with Level 3 inputs in the fair value hierarchy for the six months ended June 30, 2016:

(In thousands)	OPP
Beginning balance as of December 31, 2015	$43,500
Fair value adjustment	(24,800)
Ending balance as of June 30, 2016	$18,700
The following table provides quantitative information about significant Level 3 input used:

Financial Instrument	Fair Value	Principal Valuation Technique	Unobservable Inputs	Input Value
	(In thousands)
June 30, 2016
OPP	$18,700	Monte Carlo Simulation	Expected volatility	30.0%
December 31, 2015
OPP	$43,500	Monte Carlo Simulation	Expected volatility	27.0%
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

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

Note 15 — Net Loss Per Share
The following is a summary of the basic and diluted net loss per share computations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share and per share data)	2016	2015	2016	2015
Basic and diluted net loss attributable to stockholders	$(11,540)	$(8,982)	$(11,053)	$(17,498)

Weighted average shares outstanding, basic and diluted	164,835,872	162,156,470	164,354,242	162,124,624
Net loss per share attributable to stockholders, basic and diluted	$(0.07)	$(0.06)	$(0.07)	$(0.11)
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Unvested restricted shares	250,335	353,440	250,335	353,440
OP units	1,568,025	4,178,090	1,568,025	4,178,090
LTIP units	8,880,579	8,880,579	8,880,579	8,880,579
Total anti-dilutive common share equivalents	10,698,939	13,412,109	10,698,939	13,412,109
Note 16 — Non-Controlling Interests
The Company is the sole general partner of the OP and holds the majority of the OP units. As of June 30, 2016 and December 31, 2015, the Advisor or members, employees or former employees of the Advisor held 1,568,025 and 4,178,090 OP units, respectively, and 8,880,579 unvested LTIP units. There were $1.0 million and $1.5 million of distributions paid to OP unit and LTIP unit holders during the three and six months ended June 30, 2016, respectively. There were $0.8 million and $1.4 million of distributions paid to OP unit and LTIP unit holders during the three and six months ended June 30, 2015, respectively.
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
During the three and six months ended June 30, 2016, respectively, 94,659 and 2,610,065 OP units were redeemed for shares of the Company's common stock. During the three and six months ended June 30, 2016, respectively, $0.8 million and $24.0 million was reclassified from non-controlling interest to stockholders' equity. See Note 10 — Common Stock.
Note 17 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q, and determined that there have not been any events that have occurred that would require adjustments to disclosures in the consolidated financial statements, except for the following events:
OP Unit Redemption
On August 1, 2016, the Company issued 726,365 shares of our common stock upon redemption of 726,365 OP units held by certain individuals who are members of the Advisor and Sponsor.
Termination of Combination Agreement

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

As described in Note 2 — Combination Agreement, on May 25, 2016, the Company and the OP entered into the Combination Agreement with JBG, providing for a series of transactions pursuant to which certain of JBG's real estate interests and management business interests would be contributed to the Company and the OP in exchange for an aggregate of up to approximately 319.9 million newly issued shares of common stock of the Company and newly issued units of limited partner interests in the OP, subject to certain adjustments.
On August 2, 2016, the Company and the OP entered into the Termination Agreement with JBG providing for termination of the Combination Agreement and the Confidentiality Agreement by and among the Company and the OP and JBG Properties, Inc., dated January 29, 2016.
Pursuant to the Termination Agreement, the parties agreed to release each other from claims and liabilities arising out of, or relating to, directly or indirectly, the Combination Agreement or the events leading to the termination of the Combination Agreement and various other related matters.
Pursuant to the Termination Agreement, the Company paid JBG $9.5 million in cash as reimbursement for certain expenses incurred by JBG. As of June 30, 2016, the Company had incurred $6.5 million in costs related to the Combination Agreement, which are reflected within transaction-related expenses on the consolidated statements of operations and comprehensive loss.
Termination of Ancillary Agreements
Effective upon the termination of the Combination Agreement, the Transition Services Agreement, the OPP Termination Agreement, the Omnibus Termination Agreement, the Support Agreement and the Happel Term Sheet also terminated automatically in accordance with their terms.
Asset Sale Plan and Refinancing Plan
On August 2, 2016, the Company announced that its board of directors had approved beginning the process of selling assets of the Company (the “Asset Sale Plan”) subject to, among other things, the limitations set forth in the Credit Facility and any requirements of applicable law. The Company would only sell assets under the Asset Sale Plan to the extent permitted under the Credit Facility and Maryland law, and the proceeds would be distributed to the Company’s stockholders after repaying any applicable debt obligations and funding any reserves or other needs and complying with any provisions of applicable law. Sales of assets could be made on an individual or portfolio basis and the Asset Sale Plan does not preclude a sale of the Company if an offer is made that the Company's board of directors considers to be more attractive than sales of assets.
The Company also announced that its board of directors had instructed management of the company to seek to either amend the Credit Facility or obtain new financing to prepay the Credit Facility in full, provide additional capital for the Company to exercise the WWP Option, and to provide the Company increased flexibility to sell assets and distribute the permitted proceeds to stockholders.

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
The following are some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•
The outcome of pursuing the Asset Sale Plan (as defined below) and the Refinancing Plan (as defined below) is uncertain and exposes us to certain risks, and there can be no assurance that we will be able to implement the Asset Sale Plan or the Refinancing Plan on favorable terms, or at all;

•
To the extent any asset sales occur pursuant to the Asset Sale Plan or otherwise, there can be no assurance as to timing of and the amount of proceeds of such sales to be distributed to our stockholders;

•
Our ability to exercise our option (the “WWP Option”) to purchase the balance of the equity interest in WWP Holdings, LLC (“Worldwide Plaza”) that we do not own in the future depends on our ability to raise additional capital, and we may not be able to raise additional capital, through the Refinancing Plan or otherwise, on favorable terms or at all; in addition the existing mortgage loans encumbering Worldwide Plaza includes provisions which could restrict our ability to assume those loans upon exercise of the WWP Option;

•
Our credit facility with Capital One, National Association and the other lenders thereto (the “Credit Facility”) contains certain financial and operating covenants and other terms that could adversely affect our ability to engage in the type of actions contemplated by the Asset Sale Plan and other asset sales unless we are able to successfully implement the Refinancing Plan;

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

•	We depend on tenants for revenue, and, accordingly, our revenue is dependent upon the success and economic viability of our tenants;

•	We may not be able to achieve our rental rate objectives on new and renewal leases and our expenses could be greater, which may impact our results of operations;

•	Our properties may be adversely affected by economic cycles and risks inherent to the New York metropolitan statistical area, especially New York City;

•	We may be unable to pay or maintain cash dividends or increase dividends over time. Amounts paid to our stockholders may be a return of capital and not a return on a stockholder's investment;

•	We are obligated to pay fees, which may be substantial, to our Advisor and its affiliates, including fees payable upon the sale of properties;

•	We may fail to continue to qualify to be treated as a real estate investment trust for U.S. federal income tax purposes (“REIT”);

•
We may be adversely affected by changes in general economic, business and political conditions, including the possibility of intensified international hostilities, acts of terrorism, and changes in conditions of United States or international lending, capital and financing markets.

Overview
We were incorporated on October 6, 2009 as a Maryland corporation that qualified as a REIT beginning with our taxable year ended December 31, 2010. On April 15, 2014, we listed our common stock on the New York Stock Exchange ("NYSE") under the symbol "NYRT."
We purchased our first property and commenced active operations in June 2010. As of June 30, 2016, we owned 19 properties located in New York City. As of June 30, 2016, our properties aggregated 3.3 million rentable square feet, had an occupancy of 93% and a weighted-average remaining lease term of 9.3 years. Our portfolio primarily consisted of office and retail properties, representing 83% and 9%, respectively, of rentable square feet as of June 30, 2016. We have acquired hotel and other types of real properties to add diversity to our portfolio. Properties other than office and retail spaces represented 8% of rentable square feet.
Substantially all of our business is conducted through the OP. Our only significant asset is the general partnership interests we own in the OP and assets held by us for the use and benefit of the OP. We have no employees. We have retained the Advisor to manage our affairs on a day-to-day basis. New York Recovery Properties, LLC (the "Property Manager") serves as our property manager, unless services are performed by a third party for specific properties. The Advisor and Property Manager are under common control with AR Global, the parent of American Realty Capital III, LLC (our "Sponsor"), as a result of which they are related parties and have received or will continue to receive compensation, fees and expense reimbursements for services related to the investment and management of our assets.
Termination of Combination Agreement
On May 25, 2016, we entered into a Master Combination Agreement (the "Combination Agreement") with JBG Properties, Inc. and JBG/Operating Partners, L.P. (collectively the "JBG Management Entities"), and certain pooled investment funds that are affiliates of the JBG Management Entities (collectively with the JBG Management Entities and certain affiliated entities, "JBG"), providing for a series of transactions pursuant to which certain of JBG's real estate interests and management business interests would be contributed to us in exchange for an aggregate of up to approximately 319.9 million newly issued shares of common stock and newly issued units of limited partner interests in the OP, subject to certain adjustments (the "Combination Transactions").
On August 2, 2016, we entered into a termination and release agreement (the “Termination Agreement”) with JBG providing for termination of the Combination Agreement and the related Confidentiality Agreement. Pursuant to the Termination Agreement, the parties agreed to release each other from claims and liabilities arising out of, or relating to, directly or indirectly, the Combination Agreement or the events leading to the termination of the Combination Agreement and various other related matters.
The Termination Agreement also includes (i) certain representations and warranties made by each of the parties, (ii) agreements among the parties not to sue each other and to cooperate in connection with any litigation related to the Combination Agreement in which the parties are co-defendants, and (iii) standstill and non-solicitation provisions that will remain in effect for 12 months from the date of the Termination Agreement prohibiting, among other things, JBG from acquiring any interest in us without our consent.
Pursuant to the Termination Agreement, we paid JBG $9.5 million in cash as reimbursement for certain expenses incurred by JBG. As of June 30, 2016, we had incurred $6.5 million in costs related to the Combination Agreement, which are reflected within transaction-related expenses on the consolidated statements of operations and comprehensive loss.
Termination of Ancillary Agreements
Concurrently and in connection with the entry into the Combination Agreement, we, our Advisor and certain of our directors and officers also entered into the following agreements which were generally effective upon the completion of the Combination Transactions and automatically terminated upon the termination of the Combination Agreement in accordance with their terms:

•
a transition services agreement whereby the Advisor had agreed to provide us with certain transition services through the date on which our Annual Report on Form 10-K for the year ended December 31, 2016 is filed with the SEC for an aggregate fee in the amount of $7.0 million;

•
a termination agreement terminating our 2014 Advisor Multi-Year Outperformance Agreement with the Advisor (as amended and restated effective August 5, 2015, the "OPP") upon the occurrence of the closing of the Combination Transactions in exchange for an aggregate of 1,172,738 of limited partnership units of the OP entitled “LTIP Units” (“LTIP units”) that have been earned under the OPP through April 16, 2016, and an additional 2,865,916 LTIP units that would have been deemed to be earned for the year ending April 16, 2017 converting into limited partnership units of the OP entitled “OP Units” (“OP units”), which would have been exchanged for 4,038,654 shares of common stock;

•
a termination agreement pursuant to which, subject to, and effective as of the closing of the Combination Transactions, the property management agreement with our Property Manager and other agreements with our Advisor or its affiliates, would have been terminated;

•
a support agreement whereby Michael A. Happel, our chief executive officer and president, and William M. Kahane, a member of our board of directors and a control person of the Advisor, agreed to vote in favor of the matters requiring stockholder approval with respect to the Combination Transactions; and

•	a term sheet for a consulting agreement between Mr. Happel and us which by it terms would not have become effective until the closing of the Combination Transactions.
Asset Sale Plan and Refinancing Plan
On August 2, 2016, we announced that our board of directors had approved beginning the process of selling our assets (the “Asset Sale Plan”) subject to, among other things, the limitations set forth in the Credit Facility and any requirements of applicable law. We would only sell assets under the Asset Sale Plan to the extent permitted under the Credit Facility and Maryland law, and the proceeds would be distributed to our stockholders after repaying any applicable debt obligations and funding any reserves or other needs and complying with any provisions of applicable law. Sales of assets could be made on an individual or portfolio basis and the Asset Sale Plan does not preclude a sale of us if an offer is made that our board of directors considers to be more attractive than sales of assets.
Throughout the strategic process conducted by our board of directors that resulted in the entry into the Combination Agreement, we engaged with a significant number of potential buyers who were interested in acquiring individual properties from us. We intend to contact parties that had previously indicated interest in our individual assets during the strategic process. We will also seek other qualified buyers.
We also announced that our board of directors had instructed our management to seek to either amend the Credit Facility or obtain new financing to prepay the Credit Facility in full, provide additional capital for the Company to exercise the WWP Option, and to provide the Company increased flexibility to sell assets and distribute the permitted proceeds to stockholders (the “Refinancing Plan”). As of August 1, 2016, our Credit Facility had an outstanding loan balance of $485 million.
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
Impairment of Long Lived Assets
When circumstances indicate the carrying value of a property may not be recoverable, we review the asset for impairment. This review is based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property’s use and eventual disposition. These estimates consider factors such as expected future operating income, market and other applicable trends and residual value, as well as the effects of leasing demand, competition and other factors. If such estimated cash flows are less than the carrying value of a property, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held and used. For properties held for sale, the impairment loss is based on the adjustment to estimated fair value less estimated cost to dispose of the asset. Generally, we determine estimated fair value for properties held for sale based on the agreed-upon selling price of an asset. These assessments may result in the immediate recognition of an impairment loss, resulting in an increase in net loss.
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
In June 2016, the FASB issued guidance that changes how entities measure credit losses for financial assets carried at amortized cost. The update eliminates the requirement that a credit loss must be probable before it can be recognized and instead requires an entity to recognize the current estimate of all expected credit losses. Additionally, the update requires credit losses on available-for-sale debt securities to be carried as an allowance rather than as a direct write-down of the asset. The amendments become effective for reporting periods beginning after December 15, 2019. The amendments may be adopted early for reporting periods beginning after December 15, 2018. We are currently evaluating the impact of this new guidance.
Recently Adopted Accounting Pronouncements
In February 2015, the FASB amended the accounting for consolidation of certain legal entities. The amendments modify the evaluation of whether certain legal entities are variable interest entities ("VIE") or voting interest entities, eliminate the presumption that a general partner should consolidate a limited partnership and affect the consolidation analysis of reporting entities that are involved with VIEs (particularly those that have fee arrangements and related party relationships). The revised guidance is effective for the fiscal year ending December 31, 2016. We have evaluated the impact of the adoption of the new guidance on our consolidated financial statements and have determined the OP is considered to be a VIE and continues to consolidate the OP as required under previous GAAP. However, we meet the disclosure exemption criteria as we are the primary beneficiary of the VIE and our partnership interest is considered a majority voting interest in a business and the assets of the OP can be used for purposes other than settling its obligations, such as paying distributions. Also as a result of the new guidance, we have also determined that Worldwide Plaza is a VIE, but we are not the primary beneficiary of Worldwide Plaza and therefore we continue to not consolidate the entity. As such, the adoption of the new guidance did not have a material impact on our consolidated financial statements.
In April 2015, the FASB amended the presentation of debt issuance costs on the balance sheet. The amendment requires that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability and that the entity apply the new guidance on a retrospective basis. In August 2015, the FASB added that, for line of credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line, regardless of whether or not there are any outstanding borrowings. The revised guidance is effective for the fiscal year ending December 31, 2016. As a result of adoption of the new guidance, we reclassified deferred financing costs, net related to mortgage notes payable as a reduction of the carrying amount of mortgage notes payable. As permitted, deferred financing costs related to our Credit Facility continue to be reflected within deferred costs, net on the consolidated balance sheets.
In March 2016, the FASB issued an update that changes the accounting for certain aspects of share-based compensation. Among other things, the revised guidance allows companies to make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. The revised guidance is effective for reporting periods beginning after December 15, 2016. Early adoption is permitted. We have adopted the provisions of this guidance beginning January 1, 2016 and determined that there is no impact to our consolidated financial position, results of operations and cash flows. Our policy is to account for forfeitures as they occur.

Results of Operations
Occupancy and Leasing
As of June 30, 2016, our combined portfolio, including our 48.9% share of Worldwide Plaza, an unconsolidated joint venture, was 93.0% leased, compared to 95.2% as of December 31, 2015. Occupancy is inclusive of leases signed but not yet commenced, and therefore increases in occupancy may not result in changes in revenues and expenses immediately upon the signing of a new lease. See Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Significant Accounting Estimates and Critical Accounting Policies above for accounting policies relating to revenue recognition.
As of June 30, 2016, we had vacant space at 256 West 38th Street, 350 Bleecker Street, 416 Washington Street and 1440 Broadway. During the second quarter of 2016, we signed a new lease agreement for 12,612 square feet at 229 West 36th Street bringing that property to 100% occupancy. Offsetting this activity, and the primary driver for the decline in overall occupancy since December 31, 2015, was the expiration of a lease at1440 Broadway. We continue to market the remaining vacant space in our portfolio.
The following is a summary of our quarterly leasing activity for the periods indicated:

	Three Months Ended
	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015
Leasing activity:
Leases executed	2	1	5	1
Total square feet leased	19,394	11,807	129,889	2,811
Company's share of square feet leased	19,394	11,807	125,727	2,811
Initial rent	$49.32	$47.00	$62.14	$158.42
Weighted average lease term (years)	5.0	11.0	4.2	10.0

Replacement leases:(1)
Replacement leases executed	1	1	4	—
Square feet	6,782	11,807	123,002	—

Cash basis:
Initial rent	$55.50	$47.00	$67.09	$—
Prior escalated rent (2)	$43.05	$31.33	$54.62	$—
Percentage increase (decrease)	29%	50%	23%	—%

GAAP basis:
Initial rent	$59.51	$54.19	$69.61	$—
Prior escalated rent (2)	$40.40	$30.55	$54.66	$—
Percentage increase (decrease)	47%	77%	27%	—%

Tenant improvements on replacement leases per square foot	$32.52	$—	$17.40	$—
Leasing commissions on replacement leases per square foot	$14.55	$15.49	$11.92	$—
_______________

(1)	Replacement leases are for spaces that were leased during the period and also have been leased at some time during the prior twelve months.

(2)	Prior escalated rent is calculated as total annualized rental income on a cash or GAAP basis. It includes base rent, excluding recoveries.

(3)	Presented as if tenant improvements and leasing commissions were incurred in the period in which the lease was signed, which may be different than the period in which these amounts were actually paid.

Lease Expirations
The following is a summary of lease expirations for the periods indicated:

	Total	2016	2017	2018	2019	2020	Thereafter
Combined:(1)
Leases expiring	133	5	16	17	6	8	81
Expiring annualized cash rent (in thousands)(2)(3)	$211,864	$1,555	$7,461	$9,517	$1,239	$5,630	$186,462
Expiring square feet(3)	2,992,665	6,349	106,379	159,320	32,077	80,051	2,608,489
% of total square feet expiring	100.0%	0.2%	3.6%	5.3%	1.1%	2.7%	87.2%

Annualized cash rent per square foot(2) (3)	$70.79	$244.97	$70.13	$59.74	$38.64	$70.33	$71.84

Consolidated properties:
Leases expiring	98	2	15	13	6	6	56
Expiring annualized cash rent (in thousands)(2)(3)	$138,950	$1,503	$6,435	$9,173	$1,239	$5,266	$115,334
Expiring square feet(3)(4)	1,990,839	6,202	89,959	157,487	32,077	78,906	1,626,208
% of total square feet expiring	100.0%	0.3%	4.5%	7.9%	1.6%	4.0%	81.7%

Annualized cash rent per square foot(2) (3)(4)	$69.79	$242.43	$71.53	$58.24	$38.64	$66.74	$70.92

Unconsolidated joint ventures:
Leases expiring	35	3	1	4	—	2	25
Expiring annualized cash rent (in thousands)(2)(4)	$72,914	$52	$1,026	$344	$—	$364	$71,128
Expiring square feet(5)	1,001,826	147	16,420	1,833	—	1,145	982,281
% of total square feet expiring	100.0%	—%	1.6%	0.2%	—%	0.1%	98.1%

Annualized cash rent per square foot(2)(4)	$72.78	$352.28	$62.49	$187.83	$—	$318.00	$72.41
_________________

(1)	Combined reflects 100% of consolidated properties plus our pro rata share of Worldwide Plaza.

(2)	Expiring annualized cash rent represents contractual cash base rents at the time of lease expiration and reimbursements from tenants, excluding electric reimbursements and free rent.

(3)	Excludes 122,896 square feet of the hotel (which excludes 5,716 square feet leased to the hotel restaurant tenant). Total vacant square footage at June 30, 2016 was 218,214 square feet.

(4)	Reflects our pro rata share of our unconsolidated joint venture.

Comparison of Three Months Ended June 30, 2016 to Three Months Ended June 30, 2015
For the three months ended June 30, 2016, net loss attributable to stockholders was $11.5 million compared to a net loss attributable to stockholders of $9.0 million for the three months ended June 30, 2015, primarily due to declines in rental income, an increase in transaction costs and an increase in interest expense. As of January 1, 2015, we owned 24 properties and real estate-related assets. Between January 1, 2015 and June 30, 2016, we sold five properties and real estate-related assets (our "Dispositions"), and therefore own 19 properties as of June 30, 2016 (our "Same Store").
Rental Income
Rental income decreased $2.4 million to $29.8 million for the three months ended June 30, 2016, from $32.1 million for the three months ended June 30, 2015. The decrease in rental income was primarily driven by a net decrease in our Same Store of $1.3 million primarily related to lease expirations at 1440 Broadway, partially offset by leasing activity at 229 West 36th Street, 245-249 West 17th Street, 333 West 34th Street and 50 Varick Street. Our Dispositions contributed the remaining $1.1 million to the decrease in rental income.
Operating Expense Reimbursements and Other Revenue
Operating expense reimbursements and other revenue decreased $1.1 million to $3.1 million for the three months ended June 30, 2016 from $4.2 million for the three months ended June 30, 2015, largely driven by a net decrease in our Same Store of $1.0 million primarily related to lease expirations at 1440 Broadway. Our Dispositions contributed the remaining $0.1 million of the decrease in operating expense reimbursements and other revenue.
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
Property Operating Expenses
Property operating expenses remained stable at $10.1 million for the three months ended June 30, 2016 and 2015. Property operating expenses at our Same Store increased $0.2 million primarily due to increases at 333 W. 34th Street and 416 Washington Street which was partially offset by decreases at 1440 Broadway resulting from lower occupancy and a decrease due to our Dispositions of $0.2 million.
Hotel Revenue and Operating Expenses
Hotel revenues decreased $0.3 million to $7.1 million for the three months ended June 30, 2016, from $7.4 million for the three months ended June 30, 2015. Hotel operating expenses increased $0.1 million to $6.6 million for the three months ended June 30, 2016, from $6.5 million for the three months ended June 30, 2015.
Average occupancy and revenue per available room (commonly referred to in the hotel industry as "RevPAR") at the Viceroy Hotel of 85.0% and $294.38 for the three months ended June 30, 2016 decreased from 88.1% and $312.60 for the three months ended June 30, 2015. The increase in expenses were driven by higher sales and marketing expenses and general and administrative expenses specific to the Viceroy Hotel.
Operating Fees Incurred from the Advisor
Operating fees incurred from the Advisor of $3.1 million, which consist of asset management fees, remained consistent for the three months ended June 30, 2016 compared to the three months ended June 30, 2015. Asset management fees are currently equal to 0.5% per annum of the cost of assets, which has decreased since the prior year due to our Dispositions.
Our Property Manager is entitled to fees for the management of our properties. Property management fees increase or decrease in direct correlation with gross revenues. Our Property Manager elected to waive these fees for the three months ended June 30, 2016 and 2015. For the three months ended June 30, 2016 and 2015, we would have incurred property management fees of $0.5 million and $0.7 million, respectively, had these fees not been waived.
Transaction Related
Transaction related fees and expenses were $6.3 million during the three months ended June 30, 2016, compared to $0.1 million for the three months ended June 30, 2015. Transaction related expenses for the three months ended June 30, 2016 primarily included costs related to our strategic alternatives and our entering into the Combination Agreement with JBG along with litigation related to certain properties. Transaction related expenses for the three months ended June 30, 2015 primarily included costs related to litigation related to previous acquisitions.

General and Administrative Expenses
General and administrative expenses decreased $4.6 million to $0.6 million of expense for the three months ended June 30, 2016, from $5.2 million of expense for the three months ended June 30, 2015. Total equity-based compensation for the three months ended June 30, 2016 was income of $1.9 million as compared to expense of $2.2 million for the three months ended June 30, 2015. This income was partially offset by other cash-settled general and administrative expenses of $2.5 million.
Equity-based compensation expenses, which are not settled in cash, contributed $4.1 million to the decrease and was largely related to the decrease in the fair value of the OPP. The valuation of our OPP is largely dependent on the trading price of shares of our common stock in the absolute sense and relative to the share prices of our peer group. Because we are required under GAAP to remeasure the OPP quarterly and cumulatively adjust the related amortization expense, our equity-based compensation expenses tend to be volatile. See Note 14 — Share-Based Compensation to the accompanying notes to our consolidated financial statements.
The remaining net decrease in general and administrative expenses, which are settled in cash, was primarily related to decreases in professional accounting fees and other general and administrative expenses for the three months ended June 30, 2016 compared to the three months ended June 30, 2015. We engaged KPMG LLP as our independent registered public accounting firm in February 2015, and, as such, the majority of the expenses related to the audit of our 2014 financial statements were recognized in the first two quarters of 2015 as opposed to throughout the year as is normally incurred. The decrease in professional fees was partially offset by higher compensation to our board of directors related to the addition of two independent directors in the fourth quarter of 2015, a greater number of board meetings, and general and administrative expense reimbursements to the Advisor, which began requesting such reimbursements during the third quarter of 2015.
Depreciation and Amortization Expense
Depreciation and amortization expense decreased $5.6 million to $16.6 million for the three months ended June 30, 2016, compared to $22.2 million for the three months ended June 30, 2015. The majority of the decrease was primarily related to a decrease in depreciation and amortization related to our Same Store of $4.9 million, mainly due to a decrease in in-place lease and tenant improvements values, which related to lease modifications, expirations and terminations at 229 West 36th Street, 333 West 34th Street and 1440 Broadway. The remaining $0.7 million of the decrease was due to our Dispositions.
Interest Expense
Interest expense increased $3.0 million to $9.3 million for the three months ended June 30, 2016, from $6.3 million for the three months ended June 30, 2015.
The net increase in interest expense associated with indebtedness incurred by our Same Store and Credit Facility was $3.2 million. In the third quarter of 2015, we entered into several financing transactions impacting our Same Store, including the issuance of a mortgage note payable secured by our property located at 1440 Broadway, as well as the settlement through early repayment or legal defeasance of six other mortgage notes payable before the scheduled maturity dates to allow for their inclusion in the borrowing base of our Credit Facility. As a result of these transactions, we incurred additional financing costs that are being amortized to interest expense over the respective maturity dates of the debt instruments to which they are allocated. The increase in interest expense was offset by a $0.2 million decrease in interest expense for the three months ended June 30, 2016 attributable to mortgages repaid in connection with our Dispositions.
Income from Unconsolidated Joint Venture
Income from unconsolidated joint venture for the three months ended June 30, 2016 increased $0.2 million to $0.8 million from $0.6 million for the three months ended June 30, 2015, which represents an increase in our preferred distribution, net of our pro rata share of the net income or loss of Worldwide Plaza and the amortization of the difference in basis between our investment and the book value of Worldwide Plaza's net assets. Income from unconsolidated joint venture increased in part due to increasing occupancy at Worldwide Plaza to 100.0% as of June 30, 2016 from 96.1% as of June 30, 2015.
Income from Preferred Equity Investment, Investment Securities and Interest Income
Income from preferred equity investment, investment securities and interest decreased approximately $5,000 to approximately $3,000 for the three months ended June 30, 2016 from approximately $8,000 during the three months ended June 30, 2015.
Gain on Sale of Real Estate Investments, Net
Gain on sale of real estate investments, net for the three months ended June 30, 2016, of $0.1 million related to funds held until a certificate of occupancy was obtained. We obtained the certificate of occupancy in the second quarter and the funds were released.

Loss on Derivative Instruments
Loss on derivative instruments of $0.1 million for the three months ended June 30, 2016 is primarily related to mark-to-market adjustments on our 1440 Broadway interest rate caps, which do not qualify for hedge accounting.
Net Loss Attributable to Non-Controlling Interests
The net loss attributable to non-controlling interests during the three months ended June 30, 2016 and 2015 was $0.3 million. During the three months ended June 30, 2016, OP unitholders redeemed 0.1 million OP units for shares of our common stock, which reduced the allocation of income (loss) to non-controlling interests.
Comparison of Six Months Ended June 30, 2016 to Six Months Ended June 30, 2015
For the six months ended June 30, 2016, net loss attributable to stockholders was $11.1 million compared to $17.5 million for the six months ended June 30, 2015, primarily driven by lower general and administrative expenses, declines in depreciation and amortization, and the recognition of gains on properties sales during 2016, partially offset by lower rental income and operating expense reimbursements and higher transaction costs and interest expense.
Rental Income
Rental income decreased $6.8 million to $58.8 million for the six months ended June 30, 2016, from $65.6 million for the six months ended June 30, 2015. The decrease in rental income was primarily driven by a net decrease in our Same Store of $4.9 million primarily related to lease expirations at 1440 Broadway and a lease termination at 256 West 38th Street, partially offset by leasing activity at 229 West 36th Street, 245-249 West 17th Street, 333 West 34th Street and 50 Varick Street. Our Dispositions contributed the remaining $1.9 million to the decrease in rental income.
Operating Expense Reimbursements and Other Revenue
Operating expense reimbursements and other revenue decreased $1.9 million to $6.5 million for the six months ended June 30, 2016 from $8.3 million for the six months ended June 30, 2015, largely driven by a net decrease in our Same Store of $1.7 million primarily related to lease expirations at 1440 Broadway. These decreases were partially offset by higher recoveries at 333 West 34th Street. Our Dispositions contributed the remaining $0.2 million of the decrease in operating expense reimbursements and other revenue.
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
Property Operating Expenses
Property operating expenses decreased $0.6 million to $20.5 million for the six months ended June 30, 2016, from $21.1 million for the six months ended June 30, 2015, largely driven by a net decrease in our Same Store of $0.3 million primarily related to lease expirations and terminations at 1440 Broadway and 256 West 38th Street. These decreases were partially offset by higher property operating expenses at 333 West 34th Street and bad debt expense at 416 Washington Street due to the early termination of a tenant. Our Dispositions also contributed $0.3 million of the decrease.
Hotel Revenue and Operating Expenses
Hotel revenues decreased $0.2 million to $11.4 million for the six months ended June 30, 2016, from $11.6 million for the six months ended June 30, 2015. Hotel operating expenses increased $0.7 million to $12.9 million for the six months ended June 30, 2016, from $12.2 million for the six months ended June 30, 2015.
Average occupancy and revenue per available room (commonly referred to in the hotel industry as "RevPAR") at the Viceroy Hotel of 80.35% and $240.13 for the six months ended June 30, 2016 increased from 75.2% and $245.25 for the six months ended June 30, 2015. The increase in expenses were driven by higher occupancy and primarily related to room expenses, sales and marketing expenses and general and administrative expenses specific to the Viceroy Hotel.
Operating Fees Incurred from the Advisor
Operating fees incurred from the Advisor of $6.1 million, which consist of asset management fees, decreased $0.1 million for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. Asset management fees are currently equal to 0.5% per annum of the cost of assets, which has decreased since the prior year due to our Dispositions.
Our Property Manager is entitled to fees for the management of our properties. Property management fees increase in direct correlation with gross revenues. Our Property Manager elected to waive these fees for the six months ended June 30, 2016 and 2015. For the six months ended June 30, 2016 and 2015, we would have incurred property management fees of $1.0 million and $1.2 million, respectively, had these fees not been waived.

Transaction Related
Transaction related fees and expenses were $6.6 million during the six months ended June 30, 2016, compared to $0.2 million for the six months ended June 30, 2015. Transaction related expenses for the six months ended June 30, 2016 primarily related to our exploration of strategic alternatives and our entering into the Combination Agreement with JBG along with litigation related to certain properties. Transaction related expenses for the six months ended June 30, 2015 primarily included costs related to litigation related to previous acquisitions.
General and Administrative Expenses
General and administrative expenses decreased $11.9 million resulting in $2.7 million of income for the six months ended June 30, 2016, from $9.2 million of expense for the six months ended June 30, 2015. Total equity-based compensation for the six months ended June 30, 2016 was income of $8.4 million as compared to expense of $2.4 million for the six months ended June 30, 2015. This income was partially offset by other cash-settled general and administrative expenses of $5.6 million.
Equity-based compensation expenses, which are not settled in cash, contributed $10.8 million to the decrease and was largely related to the decrease in the fair value of the OPP. The valuation of our OPP is largely dependent on the trading price of shares of our common stock in the absolute sense and relative to the share prices of our peer group. Because we are required under GAAP to remeasure the OPP quarterly, our equity-based compensation expenses tend to be volatile. See Note 14 — Share-Based Compensation to the accompanying notes to our consolidated financial statements.
The remaining net decrease in general and administrative expenses, which are settled in cash, was primarily related to decreases in professional accounting fees and other general and administrative expenses for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. We engaged KPMG LLP as our independent registered public accounting firm in February 2015, and, as such, the majority of the expenses related to the audit of our 2014 financial statements were recognized during the six months ended June 30, 2015 as opposed to throughout the year as is normally incurred. The decrease in professional fees was partially offset by higher compensation to our board of directors related to the addition of two independent directors in the fourth quarter of 2015, a greater number of board meetings, and general and administrative expense reimbursements to our Advisor, which began requesting such reimbursements during the third quarter of 2015.
Depreciation and Amortization Expense
Depreciation and amortization expense decreased $10.0 million to $33.8 million for the six months ended June 30, 2016, compared to $43.8 million for the six months ended June 30, 2015. The majority of the decrease was primarily related to a decrease in depreciation and amortization related to our Same Store of $8.7 million, mainly due to a decrease in in-place lease and tenant improvements values, which related to lease modifications, expirations and terminations at 229 West 36th Street, 333 West 34th Street and 1440 Broadway. The remaining $1.3 million of the decrease was due to our Dispositions.
Interest Expense
Interest expense increased $6.4 million to $19.0 million for the six months ended June 30, 2016, from $12.6 million for the six months ended June 30, 2015.
The net increase in interest expense associated with indebtedness incurred by our Same Store and Credit Facility was $6.4 million. In the third quarter of 2015, we entered into several financing transactions impacting our Same Store, including the issuance of a mortgage note payable secured by our property located at 1440 Broadway, as well as the settlement through early repayment or legal defeasance of six other mortgage notes payable before the scheduled maturity dates to allow for their inclusion in the borrowing base of our Credit Facility. As a result of these transactions, we incurred additional financing costs that are being amortized to interest expense over the respective maturity dates of the debt instruments to which they are allocated.
Income from Unconsolidated Joint Venture
Income from unconsolidated joint venture for the six months ended June 30, 2016 increased $1.0 million to $1.8 million from $0.8 million for the six months ended June 30, 2015, which represents an increase in our preferred distribution, net of our pro rata share of the net income or loss of Worldwide Plaza and the amortization of the difference in basis between our investment and the book value of Worldwide Plaza's net assets. Income from unconsolidated joint venture increased in part due to increasing occupancy at Worldwide Plaza to 100.0% as of June 30, 2016 from 96.1% as of June 30, 2015. Our preferred return was higher for the six months ended June 30, 2016 due to $0.3 million in interest earned on preferred return amounts in arrears.
Income from Preferred Equity Investment, Investment Securities and Interest Income
Income from preferred equity investment, investment securities and interest decreased $0.9 million to approximately $21,000 for the six months ended June 30, 2016 from $0.9 million during the six months ended June 30, 2015. The primary driver for the decrease was the income received during the six months ended June 30, 2015 related to our preferred equity investment in 123 William Street, which was redeemed in March 2015.

Gain on Sale of Real Estate Investments, Net
Gain on sale of real estate investments, net of $6.6 million during the six months ended June 30, 2016 resulted from the sales of Duane Reade, 1623 Kings Highway and Foot Locker.
Loss on Derivative Instruments
Loss on derivative instruments of $0.4 million for the six months ended June 30, 2016 is primarily related to mark-to-market adjustments on our 1440 Broadway interest rate caps, which do not qualify for hedge accounting. Loss on derivative instruments for the six months ended June 30, 2015 was approximately $4,000.
Net Loss Attributable to Non-Controlling Interests
The net loss attributable to non-controlling interests during the six months ended June 30, 2016 and 2015 was $0.3 million and $0.5 million, respectively. During the six months ended June 30, 2016, OP unitholders redeemed 2.6 million OP units for shares of our common stock, which reduced the allocation of loss to non-controlling interests.
Cash Flows for the Six Months Ended June 30, 2016
For the six months ended June 30, 2016, net cash provided by operating activities was $6.1 million, which represents a decrease of $10.2 million compared to the $16.3 million of net cash provided by operating activities for the six months ended June 30, 2015. The decrease is partially the result of a large lease of approximately 184,000 square feet that expired in the fourth quarter of 2015 and a lease of approximately 72,000 square feet that expired in the second quarter of 2016 at 1440 Broadway, both of which reduced net income. At 1440 Broadway, a large portion of the expired space has subsequently been re-leased, but the tenants that replaced a part of the vacated space did not pay cash rent until the second quarter of 2016. Our Dispositions also contributed to the decrease in net cash provided by operating activities.
The level of cash flows used in or provided by operating activities is affected by the timing of interest payments and the amount of borrowings outstanding during the period, as well as the receipt of scheduled rent payments and the level of property operating expenses. Net loss of $11.4 million for the six months ended June 30, 2016 was adjusted for depreciation and amortization of tangible and intangible real estate assets, equity-based compensation, gains on sale of real estate investments and other non-cash charges of $19.3 million, which resulted in cash inflows from operations of $7.9 million. Net cash provided by operating activities also reflected an increase in deferred revenue of $0.3 million, an increase in accrued unbilled ground rent of $1.4 million, which results from recording rental expenses on a straight-line basis and an increase in accounts payable and accrued expenses of $2.2 million. These cash inflows were partially offset by an increase in prepaid expenses, other assets and deferred costs of $0.5 million, an increase in unbilled rent receivables of $4.1 million recorded in accordance with accounting for rental income on a straight-line basis and an increase in tenant and other receivables of $1.0 million.
Net cash provided by investing activities during the six months ended June 30, 2016 of $41.8 million is primarily related to proceeds received from our Dispositions of $35.4 million and distributions received in respect of our investment in Worldwide Plaza of $16.1 million. These cash inflows were partially offset by capital expenditures for building and tenant improvements of $9.7 million primarily related to 50 Varick Street and 1440 Broadway.
Net cash used in financing activities of $58.4 million during the six months ended June 30, 2016 included the repayment of mortgage principal amounts of $19.1 million related to our Dispositions and principal amortization of another current mortgage note payable. Net cash used in financing activities also included dividends paid to stockholders of $37.9 million, decreases to restricted cash of $0.3 million, distributions to non-controlling interest holders of $1.5 million and payment of $0.2 million for income taxes related to restricted shares that vested during the period.
Cash Flows for the Six Months Ended June 30, 2015
For the six months ended June 30, 2015, net cash provided by operating activities was $16.3 million. The level of cash flows used in or provided by operating activities is affected by the timing of interest payments and the amount of borrowings outstanding during the period, as well as the receipt of scheduled rent payments and the level of property operating expenses. Cash flows provided by operating activities included a net loss adjusted for non-cash items, resulting in a cash inflow of $25.3 million (net loss of $18.0 million adjusted for depreciation and amortization of tangible and intangible real estate assets and other non-cash charges of $43.4 million), an increase in accrued unbilled ground rent of $1.8 million from recording ground rent expense on a straight-line basis, an increase in accounts payable and accrued expenses of $1.2 million, primarily due to legal and professional fees related to our outsourced internal audit firm as well as proxy costs and a decrease in tenant and other receivables of $0.1 million. These cash inflows were partially offset by an increase in unbilled rent receivables of $8.7 million from recording rental income on a straight-line basis, an increase in prepaid expenses and other assets of $3.3 million, primarily related to leasing costs and a net decrease in deferred revenue of $0.1 million.

Net cash provided by investing activities during the three months ended March 31, 2015 of $27.8 million primarily related to the sale of 123 William Street and the return of the principal balance of our preferred equity investment of $35.1 million, free rent credits released from escrow of $4.6 million related to our August 2014 acquisition of 245-249 West 17th Street and $1.1 million of proceeds from the sale of investment securities. These cash inflows were partially offset by $12.9 million of capital expenditures and approximately $42,000 in purchases of additional investment securities.
Net cash used in financing activities of $39.1 million during the three months ended March 31, 2015 primarily related to dividends to common stockholders of $37.3 million, $1.4 million of distributions to non-controlling interest holders, increases to restricted cash of $0.1 million, primarily related to real estate tax escrows, payments of deferred financing costs of $0.2 million and principal payments on mortgage notes payable of $0.2 million.
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
The historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, which implies that the value of a real estate asset diminishes predictably over time, especially if not adequately maintained or repaired and renovated as required by relevant circumstances or as requested or required by lessees for operational purposes in order to maintain the value disclosed. We believe that, because real estate values historically rise and fall with market conditions, including inflation, interest rates, the business cycle, unemployment and consumer spending, presentations of operating results for a REIT using historical accounting for depreciation and certain other items may be less informative. Historical accounting for real estate requires us to depreciate or amortize our assets in accordance with GAAP. Any other method of accounting for real estate such as the fair value method cannot be construed to be any more accurate or relevant than the comparable methodologies of real estate valuation found in GAAP. Nevertheless, we believe that the use of FFO, which excludes the impact of real estate related depreciation and amortization, among other things, provides a more complete understanding of our performance to investors and to management, and when compared year over year, reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which may not be immediately apparent from net income (loss). However, FFO, core funds from operations ("Core FFO") and adjusted funds from operations (“AFFO”), as described below, should not be construed to be more relevant or accurate than the current GAAP methodology in calculating net income (loss) or in its applicability in evaluating our operating performance. In calculating FFO, Core FFO and AFFO, other REITs may not define FFO in accordance with the current NAREIT definition (as we do) or may interpret the current NAREIT definition differently than we do or calculate Core FFO or AFFO differently than we do. Consequently, our presentation of FFO, Core FFO and AFFO may not be comparable to other similarly titled measures presented by other REITs.
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

Core FFO is FFO, excluding transaction related costs and other items that are considered to be not comparable from period to period, such as gains on sales of securities and investments, miscellaneous revenue, such as lease termination fees and insurance proceeds, and expenses related to the early extinguishment of debt. Additionally, we exclude transaction related expenses, which are primarily comprised of expenses related to our strategic alternatives process, as these expenses are not the result of the operations of our properties. By excluding transaction related costs and and other items that are considered to be not comparable from period to period, we believe Core FFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management's analysis of the investing and operating performance of our properties.
We exclude certain income or expense items from AFFO that we consider more reflective of investing activities, other non-cash income and expense items and the income and expense effects of other activities that are not a fundamental attribute of our business plan. These items include unrealized gains and losses, which may not ultimately be realized, such as gains or losses on derivative instruments and gains or losses on contingent valuation rights. In addition, by excluding non-cash income and expense items such as equity-based compensation expenses, amortization of above-market and below-market lease intangibles, amortization of deferred financing costs and straight-line rent from AFFO, we believe we provide useful information regarding income and expense items which have no cash impact and do not provide liquidity to the Company or require capital resources of the Company. Similarly, we include items such as free rent credits paid by sellers in our calculation of AFFO because these funds are paid to us during the free rent period and therefore impact our performance. We also include second generation capital expenditures in our calculation of AFFO because these funds are paid in order to maintain the level of operating performance. By providing AFFO, we believe we are presenting useful information that assists investors and analysts to better assess the sustainability of our ongoing operating performance without the impacts of transactions that are not related to the ongoing profitability of our portfolio of properties. We also believe that AFFO is a recognized measure of sustainable operating performance by the REIT industry. Investors are cautioned that AFFO should only be used to assess the sustainability of our operating performance excluding these activities, as it excludes certain costs that have a negative effect on our operating performance during the periods in which these costs are incurred.
In calculating AFFO, we exclude certain expenses, which under GAAP are characterized as operating expenses in determining operating net income, such as certain non-cash fair value and other adjustments, and are considered operating adjustments to net income in determining cash flow from operating activities. In addition, we view fair value adjustments as items which are unrealized and may not ultimately be realized. We view both gains and losses from fair value adjustments as items which are not reflective of ongoing operations and are therefore typically adjusted for when assessing operating performance. Excluding income and expense items detailed above from our calculation of AFFO provides information consistent with management's analysis of the operating performance of the properties. Additionally, fair value adjustments, which are based on the impact of current market fluctuations and underlying assessments of general market conditions, but can also result from operational factors such as rental and occupancy rates, may not be directly related or attributable to our current operating performance. By excluding such changes that may reflect anticipated and unrealized gains or losses, we believe AFFO provides useful supplemental information.
As a result, we believe that the use of FFO, Core FFO and AFFO, together with the required GAAP presentations, provide a more complete understanding of our performance relative to our peers and a more informed and appropriate basis on which to make decisions involving operating, financing, and investing activities.

The table below reflects the items deducted from or added to net income in our calculation of FFO, Core FFO and AFFO during the period presented. We have calculated our FFO, Core FFO and AFFO based on our net income, which is before adjusting for the net loss attributable to our non-controlling interests, and all adjustments are made based on our gross adjustments, without excluding the portion of the adjustments attributable to our non-controlling interests, other than adjustments related to the unconsolidated joint venture.

	Three Months Ended		Six Months Ended
(In thousands)	March 31, 2016	June 30, 2016	June 30, 2016
Net income (loss) (in accordance with GAAP)	$419	$(11,807)	$(11,388)
Gain on sale of real estate investments, net	(6,505)	(125)	(6,630)
Depreciation and amortization	17,225	16,587	33,812
Depreciation and amortization related to unconsolidated joint venture(1)	6,114	6,400	12,514
FFO	17,253	11,055	28,308
Transaction-related expenses	349	6,261	6,610
Other income(2)	(57)	(132)	(189)
Straight-line rent bad debt expense	79	98	177
Deferred financing and other costs(3)	345	—	345
Core FFO	17,969	17,282	35,251
Non-cash compensation expense	(6,430)	(1,932)	(8,362)
Amortization of deferred financing costs	2,426	2,406	4,832
Amortization of market lease intangibles	(1,724)	(1,616)	(3,340)
Mark-to-market adjustments on derivatives	251	107	358
Straight-line rent	(2,252)	(1,801)	(4,053)
Straight-line ground rent	686	686	1,372
Tenant improvements - second generation	—	(430)	(430)
Leasing commissions - second generation	(987)	(473)	(1,460)
Building improvements - second generation	(609)	(1,174)	(1,783)
Proportionate share of straight-line rent related to unconsolidated joint venture	(709)	(364)	(1,073)
AFFO	$8,621	$12,691	$21,312
___________________________

(1)	Proportionate share of depreciation and amortization related to unconsolidated joint venture and amortization of difference in basis.

(2)	Represents approximately $60,000 of lease termination fee revenue and approximately $130,000 of insurance proceeds received relating to casualty claims.

(3)	Represents prepayment penalties, deferred financing and other costs that were written off as a result of paying off mortgages in advance of their scheduled maturity dates.
Adjusted Earnings before Interest, Taxes, Depreciation and Amortization, Net Operating Income, Cash Net Operating Income and Adjusted Cash Net Operating Income.
We believe that earnings before interest, taxes, depreciation and amortization adjusted for transaction-related expenses, other non-cash items and including our pro rata share from unconsolidated joint ventures ("Adjusted EBITDA") is an appropriate measure of our ability to incur and service debt. Adjusted EBITDA should not be considered as an alternative to cash flows from operating activities, as a measure of our liquidity or as an alternative to net income as an indicator of our operating activities. Other REITs may calculate Adjusted EBITDA differently and our calculation should not be compared to that of other REITs.

Net operating income ("NOI") is a non-GAAP financial measure equal to net income (loss), the most directly comparable GAAP financial measure, less discontinued operations, interest, other income and income from preferred equity investments and investments securities, plus corporate general and administrative expense, transaction-related expenses, depreciation and amortization, other non-cash expenses and interest expense. NOI is adjusted to include our pro rata share of NOI from unconsolidated joint ventures. Cash NOI is NOI presented on a cash basis, which is NOI after eliminating the effects of straight-lining of rent and the amortization of above and below market leases. Adjusted Cash NOI is Cash NOI after eliminating the effects of free rent.
We use NOI, Cash NOI and Adjusted Cash NOI internally as performance measures and believe NOI, Cash NOI and Adjusted Cash NOI provide useful information to investors regarding our results of operations because it reflects only those income and expense items that are incurred at the property level. Therefore, we believe NOI, Cash NOI and Adjusted Cash NOI are useful measures for evaluating the operating performance of our real estate assets and to make decisions about resource allocations. Further, we believe NOI, Cash NOI and Adjusted Cash NOI are useful to investors as performance measures because, when compared across periods, NOI, Cash NOI and Adjusted Cash NOI reflect the impact on operations from trends in occupancy rates, rental rates, operating costs and acquisition activity on an unlevered basis. NOI, Cash NOI and Adjusted Cash NOI exclude certain components from net income in order to provide results that are more closely related to a property's results of operations. For example, interest expense is not linked to the operating performance of a real estate asset and Cash NOI is not affected by whether the financing is at the property level or corporate level. In addition, depreciation and amortization, because of historical cost accounting and useful life estimates, may distort operating performance at the property level. NOI, Cash NOI and Adjusted Cash NOI presented by us may not be comparable to NOI, Cash NOI and Adjusted Cash NOI reported by other REITs that define NOI, Cash NOI and Adjusted Cash NOI differently. We believe that in order to facilitate a clear understanding of our operating results, NOI, Cash NOI and Adjusted Cash NOI should be examined in conjunction with net income (loss) as presented in our consolidated financial statements. NOI, Cash NOI and Adjusted Cash NOI should not be considered as an alternative to net income (loss) as an indication of our performance or to cash flows as a measure of our liquidity.
The table below reflects the reconciliation of net income (loss) to Adjusted EBITDA, NOI, Cash NOI and Adjusted Cash NOI during the period presented. We have calculated our Adjusted EBITDA, NOI, Cash NOI and Adjusted Cash NOI based on our net income, which is before adjusting for the net loss attributable to our non-controlling interests, and all adjustments are made based on our gross adjustments, without excluding the portion of the adjustments attributable to our non-controlling interests, other than adjustments related to the unconsolidated joint venture as noted in the table below.

	Three Months Ended		Six Months Ended
(In thousands)	March 31, 2016	June 30, 2016	June 30, 2016
Net income (loss) (in accordance with GAAP)	$419	$(11,807)	$(11,388)
Transaction related	349	6,261	6,610
Depreciation and amortization	17,225	16,587	33,812
Interest expense	9,726	9,312	19,038
Gain on sale of real estate investments, net	(6,505)	(125)	(6,630)
Loss on derivatives	251	107	358
Adjustments related to unconsolidated joint venture(1)	11,129	11,414	22,543
Adjusted EBITDA	32,594	31,749	64,343
General and administrative	(3,344)	609	(2,735)
Operating fees incurred from the Advisor	3,074	3,050	6,124
Interest income	(18)	(3)	(21)
Preferred return on unconsolidated joint venture	(4,068)	(3,987)	(8,055)
Proportionate share of other adjustments related to unconsolidated joint venture	1,989	1,949	3,938
NOI	30,227	33,367	63,594
Amortization of above/below market lease assets and liabilities	(1,724)	(1,616)	(3,340)
Straight-line rent	(2,173)	(1,702)	(3,875)
Straight-line ground rent	686	685	1,371
Proportionate share of adjustments related to unconsolidated joint venture	(709)	(364)	(1,073)
Cash NOI	26,307	30,370	56,677
Free rent	1,151	649	1,800
Adjusted Cash NOI	$27,458	$31,019	$58,477
_________________

(1)	Proportionate share of adjustments related to unconsolidated joint venture and amortization of difference in basis.
Liquidity and Capital Resources
As of June 30, 2016, we had cash and cash equivalents of $88.1 million. In the normal course of business, our principal demands for funds are to pay or fund operating expenses, capital expenditures, dividends to our stockholders, distributions to our OP unitholders and LTIP unitholders, and principal and interest payments on our outstanding indebtedness. We have met these demands primarily through cash flows from operations, borrowings under our Credit Facility, preferred distributions in respect of our interest in Worldwide Plaza and the sale or redemption of certain assets. Future sources of capital could also include proceeds from secured or unsecured financings, proceeds from the sale of properties and undistributed funds from operations (if any). Our principal sources and uses of funds are further described below.
Asset Sale Plan and Refinancing Plan
On August 2, 2016, simultaneously with our announcement of the termination of the Combination Agreement, we announced that our board of directors had approved the Asset Sale Plan, beginning the process of selling our assets on an individual basis subject to, among other things, the limitations set forth in the Credit Facility and any requirements of applicable law. We would only sell assets under the Asset Sale Plan to the extent permitted under the Credit Facility and Maryland law, and the proceeds would be distributed to our stockholders after repaying any applicable debt obligations and funding any reserves or other needs and complying with any provisions of applicable law. Sales of assets could be made on an individual or portfolio basis and the Asset Sale Plan does not preclude a sale of us if an offer is made that our board of directors considers to be more attractive than sales of assets.
Throughout the strategic process conducted by our board of directors that resulted in the entry into the Combination Agreement, we engaged with a significant number of potential buyers who were interested in acquiring individual properties from us. We intend to contact parties that had previously indicated interest in our individual assets during the strategic process. We will also seek other qualified buyers.

We also announced that our board of directors had instructed our management to pursue the Refinancing Plan and seek to either amend the Credit Facility or obtain new financing to prepay the Credit Facility in full, provide additional capital for the Company to exercise the WWP Option, and to provide the Company increased flexibility to sell assets and distribute the permitted proceeds to stockholders. As of August 1, 2016, our Credit Facility had an outstanding loan balance of $485.0 million.
The outcome of pursuing the Asset Sale Plan and the Refinancing Plan is uncertain and exposes us to certain risks. See “Part II - Other Information - Item 1A. Risk Factors.”
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
Availability of Funds from Credit Facility
On April 14, 2014, we entered into our Credit Facility. The Credit Facility allows for total borrowings of up to $705.0 million with a $305.0 million term loan and a $400.0 million revolving loan which mature on August 20, 2018 and August 20, 2016, respectively. We have two one-year options to extend the revolving loan to August 20, 2018, subject to customary conditions and fees. In June 2016, we notified Capital One, National Association of our intention to exercise the first option, which will extend the maturity date of the revolving portion of the Credit Facility through August 2017, effective as of the original maturity date. The Credit Facility contains an "accordion feature" to allow us, under certain circumstances and with consent of our lenders, to increase the aggregate loan borrowings to up to $1.0 billion of total borrowings. As of June 30, 2016, the outstanding balance of the term loan and revolving components of the Credit Facility was $305.0 million and $180.0 million, respectively, with a combined weighted average interest rate of 2.6%. The actual availability of borrowings under our Credit Facility for any period is based on requirements outlined in our Credit Facility with respect to the pool of eligible unencumbered assets that comprise our borrowing base properties. The unused borrowing capacity, based on the debt service coverage ratio of the borrowing base properties as of June 30, 2016, was $56.8 million.
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
The Credit Facility requires us to meet certain financial and non-financial covenants, including the maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios) as well as the maintenance of a minimum net worth. We were in compliance with all financial and non-financial covenants under the Credit Facility as of June 30, 2016. We continuously monitor our compliance with all covenants. Certain covenants may restrict our ability to obtain additional borrowings under the Credit Facility or alternative sources of capital, such as the minimum debt service coverage ratio that we must maintain.
We view a mix of secured and unsecured financing sources as an efficient and accretive means to acquire properties and manage our working capital needs. Our interest expense in future periods will vary based, in part, on our level of future borrowings and the cost of these borrowings.
Other Sources of Funds
During the six months ended June 30, 2016, we received $16.1 million in distributions in respect of our interest in Worldwide Plaza. We expect to continue to receive cash distributions in respect of our interest in Worldwide Plaza in accordance with our investment agreement.
On September 30, 2015, we obtained a mortgage note payable of up to $325.0 million, secured by our property located at 1440 Broadway. As of June 30, 2016, the mortgage note payable outstanding was $305.0 million, and up to $20.0 million is available in the future as additional advances, subject to customary funding conditions to pay, among other things, for certain tenant allowances, capital expenditures and leasing costs that have been approved by the lender.

Principal Use of Funds
Strategic Process and Transaction Costs
During the six months ended June 30, 2016, we incurred $6.6 million of transaction costs, which were primarily related to our strategic alternatives process. We may incur additional transaction costs relating to our strategic alternatives process, as part of our pursuit of the Asset Sale Plan and Refinancing Plan or otherwise, in the future. We intend to fund transaction costs primarily with cash on hand, future borrowings and cash flows from operations.
Capital Expenditures
As of June 30, 2016, we owned 19 properties. In connection with the leasing of our properties, we have entered into and will continue to enter into agreements with our tenants to provide allowances for tenant improvements. These allowances require us to fund capital expenditures up to amounts specified in our lease agreements. We intend to fund tenant improvement allowances with cash on hand, future borrowings and cash flows from operations. We funded $9.7 million in capital expenditures during the six months ended June 30, 2016, which was funded primarily from cash on hand. We currently estimate that we will fund between $30.0 million and $35.0 million of capital expenditures during the remainder of 2016 for our consolidated real estate portfolio, of which the largest portion relates to tenant improvements, building improvements and leasing commissions resulting from retail repositioning and releasing efforts at 1440 Broadway.
Worldwide Plaza Option
We expect to exercise the WWP Option, which will be in the amount of $1.4 billion less the amount of mortgage debt outstanding, for the remaining interest in Worldwide Plaza during the option exercise period commencing in January 2017 and fund the approximately $270 million in additional capital we expect will be required through the Refinancing Plan. Failure to exercise the WWP Option will subject us to a fee equal to $25.0 million. In addition, the loan securing Worldwide Plaza includes provisions which could restrict our exercise of the WWP Option unless we prepay the loan or meet certain tests, including net worth tests. While we believe we currently meet such tests, there can be no assurance that we will meet them at the time that we desire to exercise the WWP Option.
See “Part II - Other Information - Item 1A. Risk Factors. Our ability to exercise the WWP Option in the future depends on our ability to raise additional capital, through the Refinancing Plan or otherwise, and the existing mortgage loans encumbering Worldwide Plaza includes provisions which could restrict our ability to assume those loans upon exercise of the WWP Option."
Dividends
During the three months ended June 30, 2016, we declared and paid a dividend at a rate equal to $0.46 per share per annum. Payments on dividends declared are made to stockholders of record at the close of business on the 8th day of each month, and payable on the 15th day of such month. For U.S Federal income tax purposes, amounts paid to our stockholders may be a return of capital and not a return on a stockholder's investment. Our board of directors may reduce the amount of dividends or distributions paid or suspend dividend payments at any time and therefore dividend payments are not assured.
During the six months ended June 30, 2016, dividends paid totaled $39.4 million, inclusive of $1.5 million of distributions paid on OP units and participating LTIP units. During the six months ended June 30, 2016, cash used to pay our dividends was primarily generated from cash flows provided by operations, cash on hand and distributions in respect of our interest in Worldwide Plaza. We expect to fund dividend payments for the rest of the year primarily from cash flows from operations, cash on hand and distributions in respect of our interest in Worldwide Plaza. We are required to distribute annually at least 90% of our annual REIT taxable income, determined without regard for the deduction for dividends paid and excluding net capital gains.
Covenants in the Credit Facility restrict us from paying dividends or distributions to stockholders above a percentage threshold of its Modified Funds From Operations (as defined in the Credit Facility), which could cause us to lower the level of cash dividends as our operating cash flows decline in connection with any asset sales, pursuant to the Asset Sale Plan or otherwise. See “Part II - Other Information - Item 1A. Risk Factors. We may be unable to maintain our current level of cash dividends as assets are sold.”

The following table shows the sources for the payment of dividends for the periods presented:

	Three Months Ended				Six Months Ended
	March 31, 2016		June 30, 2016		June 30, 2016
(In thousands)		Percentage of Distributions		Percentage of Distributions		Percentage of Distributions
Dividends:
Dividends paid in cash	$18,895		$18,986		$37,881
Other(1)	428		1,047		1,475
Total dividends	$19,323		$20,033		$39,356
Source of dividend coverage:
Cash flows provided by operations	$5,708	29.5%	$387	1.9%	$6,095	15.5%
Distributions in respect of our interest in Worldwide Plaza	7,900	40.9%	8,200	40.9%	$16,100	40.9%
Cash on hand, including cash from property dispositions and borrowings	5,715	29.6%	11,446	57.2%	17,161	43.6%
Total sources of dividends	$19,323	100.0%	$20,033	100.0%	$39,356	100.0%
Cash flows provided by operations (GAAP basis)	$5,708		$387		$6,095
Net income attributable to stockholders (in accordance with GAAP)	$487		$(11,540)		$(11,053)
__________________

(1)	Includes distributions on OP units and participating LTIP units.
Loan Obligations
As of June 30, 2016, we had consolidated mortgage notes payable of $369.3 million, excluding $427.9 million of unconsolidated mortgage debt relating to our pro rata share of Worldwide Plaza's total mortgage debt of $875.0 million. As of June 30, 2016, the consolidated mortgage notes payable had a weighted average interest rate of 4.0% and our pro rata share of unconsolidated mortgage debt relating to Worldwide Plaza had a weighted average interest rate of 4.6%.
The payment terms of our mortgage loan obligations require principal and interest amounts payable monthly and our Credit Facility is interest-only with all unpaid principal and interest due at maturity. Our loan agreements require us to comply with specific reporting covenants. As of June 30, 2016, we were in compliance with the debt covenants under our loan agreements.
The revolving portion of our Credit Facility matures in August 2016. We have two options to extend the maturity date of the revolving loan component of the Credit Facility through August 2018. In June 2016, we notified Capital One, National Association of our intention to exercise the first option, which will extend the maturity date of the revolving portion of the Credit Facility through August 2017.
Contractual Obligations
Debt Obligations
The following is a summary of our contractual debt obligations as of June 30, 2016:

			Years Ended December 31,
(In thousands)	Total	July 1, 2016 - December 31, 2016	2017 — 2018	2019 — 2020	Thereafter
Principal payments due:
Mortgage notes payable	$369,291	$211	$51,948	$312,910	$4,222
Credit Facility	485,000	—	485,000	—	—
	$854,291	$211	$536,948	$312,910	$4,222
Interest payments due:
Mortgage notes payable	$46,205	$8,428	$26,436	$11,240	$101
Credit Facility	22,553	6,326	16,227	—	—
	$68,758	$14,754	$42,663	$11,240	$101

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

			Years Ended December 31,
(In thousands)	Total	July 1, 2016 - December 31, 2016	2017 — 2018	2019 — 2020	Thereafter
Capital lease obligations	$3,791	$43	$172	$172	$3,404
Operating lease obligations	269,441	2,474	9,994	10,692	246,281
Total lease obligations	$273,232	$2,517	$10,166	$10,864	$249,685
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
Related-Party Transactions and Agreements
We have entered into agreements with affiliates of our Sponsor, whereby we have paid or may in the future pay certain fees or reimbursements to our Advisor, its affiliates and entities under common control with our Advisor in connection with acquisition and financing activities, asset and property management services and reimbursement of operating and offering related costs. The predecessor to the parent of the Sponsor is a party to a services agreement with RCS Advisory Services, LLC, a subsidiary of the parent company of the Former Dealer Manager (“RCS Advisory”), pursuant to which RCS Advisory and its affiliates provided us and certain other companies sponsored by AR Global with services (including, without limitation, transaction management, compliance, due diligence, event coordination and marketing services, among others) on a time and expenses incurred basis or at a flat rate based on services performed. The predecessor to the parent of the Sponsor instructed RCS Advisory to stop providing such services in November 2015 and no services have since been provided by RCS Advisory. We were party to a transfer agency agreement with American National Stock Transfer, LLC ("ANST"), pursuant to which ANST provided us with transfer agency services (including broker and stockholder servicing, transaction processing, year-end IRS reporting and other services), and supervisory services overseeing the transfer agency services performed by DST Systems, Inc., a third-party transfer agent. AR Global received written notice from ANST on February 10, 2016 that it would wind down operations by the end of the month and would withdraw as the transfer agent effective February 29, 2016. Subsequently, we entered into an agreement with Computershare, Inc, a third-party transfer agent to provide us directly with transfer agency services (including broker and stockholder servicing, transaction processing, year-end IRS reporting and other services). See Note 12 — Related Party Transactions and Arrangements to our accompanying consolidated financial statements.

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
As of June 30, 2016, our debt consisted of both fixed and variable-rate debt. We had fixed-rate secured mortgage notes payable and fixed-rate loans under our Credit Facility, with an aggregate carrying value of $144.3 million and a fair value of $148.4 million. Changes in market interest rates on our fixed-rate debt impact the fair value of the notes, but it has no impact on interest due on the notes. For instance, if interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our obligation to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed–rate debt assumes an immediate 100 basis point move in interest rates from their June 30, 2016 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt by $1.5 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt by $1.5 million.
As of June 30, 2016, our variable-rate debt had a carrying and fair value of $710.0 million. Interest rate volatility associated with this variable-rate debt affects interest expense incurred and cash flow. The sensitivity analysis related to our variable-rate debt assumes an immediate 100 basis point move in interest rates from their June 30, 2016 levels, with all other variables held constant. A 100 basis point increase or decrease in variable interest rates on our variable-rate debt would increase or decrease our interest expense by $7.1 million annually.
These amounts were determined by considering the impact of hypothetical interest rates changes on our borrowing costs, and assuming no other changes in our capital structure. As the information presented above includes only those exposures that existed as of June 30, 2016, it does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
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
Changes in Internal Control Over Financial Reporting.
No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
The information contained under the heading "Litigation" in "Note 11 — Commitments and Contingencies" to our consolidated financial statements is incorporated by reference into this Part II, Item 1. Except as set forth therein, as of the end of the period covered by this Quarterly Report on Form 10-Q, we are not a party to, and none of our properties are subject to, any material pending legal proceedings.
Item 1A. Risk Factors.
The outcome of pursuing the Asset Sale Plan and the Refinancing Plan is uncertain and exposes us to certain risks.
On August 2, 2016, we announced that our board had adopted the Asset Sale Plan to begin the process of selling our assets on an individual basis. Under the Asset Sale Plan, we would only sell assets to the extent permitted under the Credit Facility and Maryland law. In connection with adopting the Asset Sale Plan, our board also instructed our management to seek to either amend the Credit Facility or obtain new financing to prepay the Credit Facility in full, provide additional capital for us to exercise the WWP Option, and to provide us with increased flexibility to sell assets and distribute the permitted proceeds to stockholders.
There can be no assurance that we will be able to implement the Asset Sale Plan or the Refinancing Plan on favorable terms, or at all. Our ability to implement the Asset Sale Plan and the Refinancing Plan is dependent upon a number of factors that may be beyond our control, including, among other factors, market conditions, industry trends, the interest of third parties in our assets and applicable provisions of the Code that impose restrictions on the ability of a REIT to dispose of properties. Further, the process of pursuing the Asset Sale Plan and the Refinancing Plan will be time-consuming, require our management to divert their focus from our day-to-day business, and result in us incurring expenses outside the normal course of operations, including expenses for our financial and legal advisors. There are various other risks and uncertainties associated with the Asset Sale Plan and the Refinancing Plan, some of which have been previously described in our Annual Report on Form 10-K and others of which are discussed in more detail in this Quarterly Report on Form 10-Q.
There can be no assurance that any asset sales will actually occur pursuant to the Asset Sale Plan, and, to the extent such sales do occur, there can be no assurance as to timing of and the amount of proceeds of such sales to be distributed to our stockholders.
The Asset Sale Plan contemplates the sale of our assets, all of which are real estate investments, and we cannot predict whether we will be able to do so at a price or on the terms and conditions acceptable to us. Investments in real properties are relatively illiquid. We cannot predict the length of time needed to find a willing purchaser and to close the sale of a property or other real estate investment. In some circumstances, sales of real estate investments may result in losses. Further, we may be required to invest capital to correct defects or to make improvements before a property can be sold. We cannot assure you that we will have funds available to correct these defects or to make these improvements. Moreover, asset sales are unlikely to close until the Credit Facility is refinanced in full.
Upon sales of properties or assets, we may become subject to contractual indemnity obligations and incur material liabilities and expenses, including tax liabilities, change of control costs, prepayment penalties, required debt repayments, transfer taxes and other transaction costs. To the extent we are able to sell assets, the proceeds would only be distributed to our stockholders after repaying any applicable debt obligations and funding any reserves, transaction expenses or other needs and complying with any provisions of applicable law. Payment of these amounts will affect the amount of proceeds of such sales to be distributed to our stockholders. In addition, covenants in the Credit Facility that restrict us from paying dividends or distributions to stockholders above a percentage threshold of its Modified Funds From Operations (as defined in the Credit Facility) could affect the amount of proceeds of any sales we are able to distribute to our stockholders
Our Credit Facility contains certain financial and operating covenants and other terms that could adversely affect our ability to engage in the type of actions contemplated by the Asset Sale Plan and other asset sales unless we are able to successfully implement the Refinancing Plan.
Our Credit Facility contains operating covenants that limit our ability, among other things, to liquidate or sell all or substantially all of our assets, pay dividends or distributions to stockholders above a percentage threshold of our Modified Funds From Operations (as defined in the Credit Facility), and financial covenants, including the maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios) as well as the maintenance of a minimum net worth. Our Credit Facility also restricts us from selling the 12 properties currently included in the “borrowing base” unless we substitute a property with equal or greater value and equal or greater net operating income and contains requirements as to the minimum number of properties in our borrowing base.

In addition to the existing loan encumbering Worldwide Plaza, other mortgage loans we have entered into include other financial and operating covenants, including transfer restrictions, and other restrictions, such as prepayment penalties or assumption fees, that could affect the net proceeds we would realize upon a sale.
These terms of our Credit Facility and other indebtedness could adversely affect our ability to engage in the type of actions contemplated by the Asset Sale Plan and other asset sales. In the event that we breach any of these terms, we could be in default under our Credit Facility or other indebtedness and may be required to repay our indebtedness with capital from other sources. Under such circumstances, other sources of debt or equity capital may not be available to us, or may be available only on unattractive terms.
Unless we are able to successfully implement the Refinancing Plan and prepay or amend our Credit Facility, which we may fail to achieve on favorable terms, or at all, we will be limited in our ability to engage in the type of actions contemplated by the Asset Sale Plan and other asset sales.
Our ability to exercise the WWP Option in the future depends on our ability to raise additional capital, through the Refinancing Plan or otherwise, and the existing mortgage loans encumbering Worldwide Plaza includes provisions which could restrict our ability to assume those loans upon exercise of the WWP Option.
We will need to rely on third-party sources to fund any capital needs in the future, including the exercise of the WWP Option. The WWP Option may be exercised anytime from January 1, 2017 through June 30, 2017 and is expected to require approximately $270 million in additional capital. We do not currently have the funds to exercise the WWP Option but will seek the necessary funding primarily through the Refinancing Plan. This funding may not be available on favorable terms, or at all.
In addition, the existing mortgage loans encumbering Worldwide Plaza includes provisions which could restrict our ability to assume the mortgage loans relating to Worldwide Plaza upon exercise of the WWP Option. In order be a “qualified transferee” eligible to assume the existing mortgage loans encumbering Worldwide Plaza without lender consent, we would be required to meet a minimum net worth requirement and a minimum value of real estate assets controlled (through ownership or management) requirement. Selling any of our assets prior to exercising the WWP Option could result in us failing to meet the requirement as to real estate assets controlled, and there can be no assurance that we will meet the requirements to be a "qualified transferee" at the time that we desire to exercise the WWP Option. Repayment of the existing mortgage loans encumbering Worldwide Plaza would result in a substantial prepayment penalty, which would currently be significant, and, to the extent we do not meet the requirements to be a “qualified transferee,” we may not be able to obtain lender consent on commercially reasonable terms, or at all.
We may be unable to maintain our current level of cash dividends as assets are sold.
Covenants in the Credit Facility restrict us from paying dividends or distributions to stockholders above a percentage threshold of its Modified Funds From Operations (as defined in the Credit Facility), which could cause us to lower the level of cash dividends as our operating cash flows decline in connection with any asset sales, pursuant to the Asset Sale Plan or otherwise. There can be no assurance at what rate we will pay dividends, if at all.
If the Credit Facility is prepaid or amended to permit us to sell all or substantially all of our assets, any such sale of all or substantially all of our assets would require approval by a majority of our stockholders holding at least 50% of our outstanding shares of common stock.
Under Maryland law, selling all or substantially all of our assets requires approval by a majority of our stockholders holding at least 50% of our outstanding shares of common stock. Our Credit Facility contains operating covenants that limit our ability, among other things, to liquidate or sell all or substantially all of our assets and otherwise restrict our ability to sell assets. Under the Asset Sale Plan, we will only sell assets to the extent permitted under the Credit Facility and Maryland law. If the Credit Facility is prepaid or amended to permit us to sell all or substantially all of our assets, we would need stockholder approval to sell all or substantially all of our assets, and there can be no assurance we would be able to obtain such approval.
We will incur transaction expenses in pursuing the Asset Sale Plan or the Refinancing Plan, whether or not either is successfully implemented.
We expect to incur a certain level of transaction expenses pursuing the Asset Sale Plan or the Refinancing Plan, whether or not either is successfully implemented, and factors beyond our control could affect the total amount or the timing of its integration expenses. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time. Payment of these expenses will affect the amount of proceeds of such sales to be distributed to our stockholders.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On May 2, 2016, in accordance with the provisions of the agreement of limited partnership of the OP, we issued 94,659 shares of our common stock upon redemption of 94,659 OP units held by certain individuals who are current or former employees of the Advisor and its affiliates. The shares were issued in reliance upon an exemption from the registration requirements of the Securities Act of 1933 (the “Securities Act”) under Section 4(a)(2) of the Securities Act.

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
Nicholas Radesca
Interim Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)

Date: August 9, 2016

EXHIBIT INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
2.1 (1)
Master Combination Agreement, dated as of May 25, 2016, by and among New York REIT, Inc., New York Recovery Operating Partnership, L.P., JBG Properties Inc., JBG/Operating Partners, L.P., each of the parties listed on Schedule A thereto.

10.1 *
Amendment No. 1, dated as of April 25, 2016, to the Seventh Amended and Restated Advisory Agreement, dated as of June 26, 2015, among New York REIT, Inc., New York Recovery Operating Partnership, L.P. and New York Recovery Advisors, LLC.

10.2 (1)	Transition Services Agreement, dated as of May 25, 2016, by and among New York REIT, Inc., New York Recovery Operating Partnership, L.P. and New York Recovery Advisors, LLC.
10.3 (2)
Omnibus Amendment and Termination Agreement for the New York REIT, Inc. Second Amended and Restated 2014 Advisor Multi-Year Outperformance Agreement, dated as of May 25, 2016, by and among New York REIT, Inc., New York Recovery Operating Partnership, L.P., New York Recovery Advisors, LLC and each of the persons whose names are set forth on Schedule A thereto.

10.4 (1)
Termination Agreement and Release, dated as of May 25, 2016, by and among New York REIT, Inc., New York Recovery Operating Partnership, L.P., New York Recovery Properties, LLC and New York Recovery Advisors, LLC.

10.5 (1)	Support Agreement, dated as of May 25, 2016, by and among JBG/Operating Partners, L.P., Michael Happel and William Kahane.
10.6 (1)	JBG-HAPPEL Consulting Agreement Terms dated as of May 25, 2016.
10.7 (3)
Termination And Release Agreement, dated as of August 2, 2016, by and among New York REIT, Inc., New York Recovery Operating Partnership, L.P., JBG Properties Inc., JBG/Operating Partners, L.P., and the other parties thereto

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
XBRL (eXtensible Business Reporting Language). The following materials from New York REIT, Inc.'s Quarterly Report on Form 10-Q for the three months ended June 30, 2016, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

_____________________
* Filed herewith.
(1) Filed as an exhibit to New York REIT, Inc.'s Current Report on Form 8-K filed with the SEC on May 26, 2016.
(2) Filed as an exhibit to New York REIT, Inc.'s Current Report on Form 8-K/A filed with the SEC on June 17, 2016.
(3) Filed as an exhibit to New York REIT, Inc.'s Current Report on Form 8-K filed with the SEC on August 2, 2016.