Form 10-Q
period 2016-09-30
New York REIT, Inc.
filed 2016-11-09
CIK 1474464

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of October 31, 2016, the registrant had 165,856,770 shares of common stock, $0.01 par value per share, outstanding.

NEW YORK REIT, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
NEW YORK REIT, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)

	September 30, 2016	December 31, 2015
ASSETS	(Unaudited)
Real estate investments, at cost:
Land	$477,171	$477,171
Buildings, fixtures and improvements	1,175,518	1,208,138
Acquired intangible assets	132,673	137,594
Total real estate investments, at cost	1,785,362	1,822,903
Less accumulated depreciation and amortization	(197,076)	(172,668)
Total real estate investments, net	1,588,286	1,650,235
Cash and cash equivalents	59,841	98,604
Restricted cash	5,095	2,019
Investment in unconsolidated joint venture	194,325	215,370
Assets held for sale	—	29,268
Derivatives, at fair value	46	431
Tenant and other receivables	4,890	3,537
Unbilled rent receivables	51,045	42,905
Prepaid expenses and other assets (including amounts prepaid to related parties of $7 as of December 31, 2015)	9,390	10,074
Deferred costs, net	10,473	12,319
Total assets	$1,923,391	$2,064,762
LIABILITIES AND EQUITY
Mortgage notes payable, net of deferred financing costs	$363,851	$381,443
Credit facility	485,000	485,000
Market lease intangibles, net	67,102	73,083
Liabilities related to assets held for sale	—	321
Derivatives, at fair value	1,569	1,266
Accounts payable, accrued expenses and other liabilities (including amounts due to related parties of $526 and $99 as of September 30, 2016 and December 31, 2015, respectively)	32,759	27,736
Deferred revenue	8,315	3,617
Dividends payable	17	27
Total liabilities	958,613	972,493
Preferred stock, $0.01 par value; 40,866,376 shares authorized, none issued and outstanding	—	—
Convertible preferred stock, $0.01 par value; 9,133,624 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 300,000,000 shares authorized, 165,855,226 and 162,529,811 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	1,659	1,626
Additional paid-in capital	1,434,644	1,403,624
Accumulated other comprehensive loss	(1,555)	(1,237)
Accumulated deficit	(482,510)	(369,273)
Total stockholders' equity	952,238	1,034,740
Non-controlling interests	12,540	57,529
Total equity	964,778	1,092,269
Total liabilities and equity	$1,923,391	$2,064,762
The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEW YORK REIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Rental income	$30,267	$32,510	$89,045	$98,118
Hotel revenue	7,098	7,054	18,487	18,626
Operating expense reimbursements and other revenue	3,895	5,044	10,360	13,390
Total revenues	41,260	44,608	117,892	130,134
Operating expenses:
Property operating	11,539	11,197	31,994	32,264
Hotel operating	6,856	6,525	19,710	18,690
Operating fees incurred from the Advisor	3,500	3,121	9,624	9,366
Transaction related	11,623	2,850	18,233	3,071
Impairment loss on real estate investment	27,911	—	27,911	—
General and administrative	1,760	6,519	(975)	15,672
Depreciation and amortization	16,305	20,484	50,117	64,317
Total operating expenses	79,494	50,696	156,614	143,380
Operating loss	(38,234)	(6,088)	(38,722)	(13,246)
Other income (expenses):
Interest expense	(8,875)	(7,495)	(27,913)	(20,091)
Income from unconsolidated joint venture	711	473	2,556	1,278
Income from preferred equity investment, investment securities and interest	3	141	24	1,079
Gain on sale of real estate investments, net	—	—	6,630	—
Loss on derivative instruments	(12)	(540)	(370)	(544)
Total other expenses	(8,173)	(7,421)	(19,073)	(18,278)
Net loss	(46,407)	(13,509)	(57,795)	(31,524)
Net loss attributable to non-controlling interests	1,140	434	1,475	952
Net loss attributable to stockholders	$(45,267)	$(13,075)	$(56,320)	$(30,572)

Other comprehensive income (loss):
Unrealized gain (loss) on derivatives	$660	$(580)	$(318)	$(1,246)
Unrealized loss on investment securities	—	(151)	—	(239)
Total other comprehensive income (loss)	660	(731)	(318)	(1,485)
Comprehensive loss attributable to stockholders	$(44,607)	$(13,806)	$(56,638)	$(32,057)

Basic and diluted weighted average common shares outstanding	165,384,074	162,203,065	164,700,025	162,151,058
Basic and diluted net loss per share attributable to stockholders	$(0.27)	$(0.08)	$(0.34)	$(0.19)
Dividends declared per common share	$0.12	$0.12	$0.35	$0.35
The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEW YORK REIT, INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
Nine Months Ended September 30, 2016
(In thousands, except share data)
(Unaudited)

	Common Stock			Accumulated Other Comprehensive Loss
	Number of Shares	Par Value	Additional Paid-In Capital		Accumulated Deficit	Total Stockholders' Equity	Non- controlling Interests	Total Equity
Balance, December 31, 2015	162,529,811	$1,626	$1,403,624	$(1,237)	$(369,273)	$1,034,740	$57,529	$1,092,269
OP units redeemed for common stock	3,336,430	33	30,765	—	—	30,798	(30,798)	—
Equity-based compensation and redemption of vested shares	(11,015)	—	255	—	—	255	(10,892)	(10,637)
Dividends declared on common stock and distributions to non-controlling interest holders	—	—	—	—	(56,917)	(56,917)	(1,824)	(58,741)
Net loss	—	—	—	—	(56,320)	(56,320)	(1,475)	(57,795)
Unrealized loss on derivatives	—	—	—	(318)	—	(318)	—	(318)
Balance, September 30, 2016	165,855,226	$1,659	$1,434,644	$(1,555)	$(482,510)	$952,238	$12,540	$964,778
The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEW YORK REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(57,795)	$(31,524)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	50,117	64,317
Amortization of deferred financing costs	6,627	4,539
Accretion of below- and amortization of above-market lease liabilities and assets, net	(4,908)	(6,757)
Equity-based compensation	(10,467)	6,518
Loss on derivative instruments	370	120
Income from unconsolidated joint venture	(2,556)	(1,278)
Gain on sale of real estate investment, net	(6,630)	—
Impairment loss on real estate investment	27,911	—
Gain on sale of investment securities	—	(102)
Bad debt expense	262	760
Changes in assets and liabilities:
Tenant and other receivables	(1,454)	(724)
Unbilled rent receivables	(8,338)	(11,251)
Prepaid expenses, other assets and deferred costs	(1,659)	2,325
Accrued unbilled ground rent	2,058	2,493
Accounts payable and accrued expenses	2,663	4,519
Deferred revenue	790	(711)
Net cash (used in) provided by operating activities	(3,009)	33,244
Cash flows from investing activities:
Proceeds from sale of real estate investments and redemption of preferred equity investment	35,429	35,100
Acquisition funds released from escrow	—	4,748
Capital expenditures	(15,979)	(23,325)
Distributions from unconsolidated joint venture	27,509	3,550
Proceeds from sale of investment securities	—	4,357
Purchase of investment securities	—	(78)
Net cash provided by investing activities	46,959	24,352
Cash flows from financing activities:
Proceeds from mortgage notes payable	—	305,000
Payments on mortgage notes payable	(19,069)	(88,705)
Payments on credit facility	—	(150,000)
Payments for purchase of derivative instruments	—	(488)
Increases in funds held in escrow related to financing transactions	—	(52,089)
Payments of financing costs	(1,647)	(10,720)
Dividends paid	(56,927)	(56,016)
Distributions to non-controlling interest holders	(1,824)	(1,982)
Redemptions of restricted shares	(170)	—
Restricted cash	(3,076)	(4,685)
Net cash used in financing activities	(82,713)	(59,685)
Net decrease in cash and cash equivalents	(38,763)	(2,089)
Cash and cash equivalents, beginning of period	98,604	22,512
Cash and cash equivalents, end of period	$59,841	$20,423

Supplemental disclosures:
Cash paid for interest	$21,221	$14,932
Non-cash investing and financing activities:
Dividends payable	17	26
Accrued capital expenditures	860	1,418
Conversion of OP units to common stock	30,798	974
The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
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
The Company purchased its first property and commenced active operations in June 2010. As of September 30, 2016, the Company owned 19 properties. As of September 30, 2016, the Company's properties aggregated 3.3 million rentable square feet, had an occupancy of 93.4% and a weighted-average remaining lease term of 9.0 years. The Company's portfolio primarily consisted of office and retail properties, representing 83% and 9%, respectively, of rentable square feet as of September 30, 2016. The Company has acquired hotel and other types of real properties to add diversity to its portfolio. Properties other than office and retail spaces represented 8% of rentable square feet.
Substantially all of the Company's business is conducted through its operating partnership, New York Recovery Operating Partnership, L.P. (the "OP"). The Company's only significant asset is the general partnership interests it owns in the OP and assets held by the Company for the use and benefit of the OP. The Company has no employees. The Company has retained New York Recovery Advisors, LLC (the "Advisor") to manage its affairs on a day-to-day basis. New York Recovery Properties, LLC (the "Property Manager") serves as the Company's property manager, unless services are performed by a third party for specific properties. The Advisor and Property Manager are under common control with AR Global Investments, LLC (the successor business to AR Capital, LLC, "AR Global"), the parent of the Company's sponsor, American Realty Capital III, LLC (the "Sponsor"), as a result of which, they are related parties and have received or will continue to receive compensation, fees and expense reimbursements for services related to the investment and management of the Company's assets.
In September 2016, the Company issued a Request For Proposals (“RFP”) for all interested, qualified parties to serve as the Company’s external advisor upon expiration of the existing advisory agreement with the Advisor (the “Advisory Agreement”) on December 26, 2016. Pursuant to the Advisory Agreement, the Company has provided notice to the Advisor that the Advisory Agreement will terminate in accordance with its terms on December 26, 2016. The Company is evaluating proposals received under the RFP, including a proposal from the Advisor, and a decision has not been made as to whether the Company will enter into a new advisory agreement with the Advisor or another party or the terms of any new advisory agreement. The Company expects to complete this RFP process and make a selection of an advisor prior to its 2016 annual meeting of stockholders (the “Annual Meeting”) scheduled to be held on December 19, 2016. The property management agreement with the Property Manager (the “Property Management Agreement”) has a term expiring on September 1, 2017.
On August 22, 2016, the Company's board of directors approved a plan of liquidation to sell all or substantially all of the assets of the Company and its OP and to liquidate and dissolve the Company and the OP (the "plan of liquidation"). Adoption of the plan of liquidation is subject to stockholder approval, and, on September 27, 2016, the Company filed a preliminary proxy statement on Schedule 14A with respect to seeking stockholder approval of the plan of liquidation (the “preliminary proxy statement”). Subsequently, the Company announced that it will seek stockholder approval of the plan of liquidation at its Annual Meeting. If the plan of liquidation is approved by the Company's stockholders, the Company will adopt the liquidation basis of accounting which requires the Company's assets to be measured at the estimated amounts of consideration the entity expects to collect in settling and disposing of its assets and liabilities are to be measured at the estimated amounts at which the liabilities are expected to be settled.
If the plan of liquidation is approved by the Company’s stockholders and implemented, the sale of the Company’s assets will be administered by the board of directors and the Advisor (or any replacement advisor) in accordance with the plan of liquidation and an advisory agreement with the Advisor (or any replacement advisor) and subject to the Company’s governing documents.
Pursuant to the plan of liquidation, the Company expects to sell or transfer all of its assets, pay or provide for its liabilities and expenses, distribute the remaining proceeds of the liquidation of its assets to its stockholders, wind up its operations and dissolve. The actual amounts and times of the liquidating distributions the Company will make to its stockholders pursuant to the plan of liquidation will be determined by the Company’s board of directors in its discretion. The board of directors may terminate, modify or amend the plan of liquidation at any time before or after it is approved by the stockholders. Additional information and considerations regarding the plan of liquidation are included in the preliminary proxy statement.

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

Note 2 — Summary of Significant Accounting Policies
The accompanying consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results of operations for the entire year or any subsequent interim period.
These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2015, which are included in the Company's Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission ("SEC") on February 26, 2016. There have been no significant changes to the Company's significant accounting policies during the three and nine months ended September 30, 2016, other than the updates described below and in the subsequent notes.
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
In August 2016, the FASB issued guidance on how certain transactions should be classified and presented in the statement of cash flows as either operating, investing or financing activities. Among other things, the update provides specific guidance on where to classify debt prepayment and extinguishment costs, payments for contingent consideration made after a business combination and distributions received from equity method investments. The revised guidance is effective for reporting periods beginning after December 15, 2017. Early adoption is permitted. The Company is currently evaluating the impact of this new guidance.
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

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

In April 2015, the FASB amended the presentation of debt issuance costs on the balance sheet. The amendment requires that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability and that the entity apply the new guidance on a retrospective basis. In August 2015, the FASB added that, for line of credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line, regardless of whether or not there are any outstanding borrowings. The revised guidance is effective for the Company's fiscal year ended December 31, 2016. As a result of adoption of the new guidance, the Company has reclassified deferred financing costs, net related to mortgage notes payable of $5.3 million and $7.0 million, respectively, as of September 30, 2016 and December 31, 2015 as a reduction of the carrying amount of mortgage notes payable. See Note 6 — Mortgage Notes Payable. As permitted, deferred financing costs related to the Company's credit facility with Capital One, National Association (the "Credit Facility") continue to be reflected within deferred costs, net on the consolidated balance sheets.
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
Note 3 — Real Estate Investments
There were no real estate assets acquired or liabilities assumed during the three and nine months ended September 30, 2016 or 2015.
The following table presents future minimum base cash rental payments due to the Company, excluding future minimum base cash rental payments related to the Company's unconsolidated joint venture, subsequent to September 30, 2016. These amounts exclude contingent rental payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes among other items.

(In thousands)	Future Minimum Base Cash Rental Payments
October 1, 2016 - December 31, 2016	$26,672
2017	107,433
2018	104,372
2019	96,285
2020	96,819
Thereafter	555,308
Total	$986,889
The following table lists the tenants whose annualized cash rent represented greater than 10% of total annualized cash rent as of September 30, 2016 and 2015, including annualized cash rent related to the Company's unconsolidated joint venture:

		September 30,
Property Portfolio	Tenant	2016	2015
Worldwide Plaza	Cravath, Swaine & Moore, LLP	16%	16%
Worldwide Plaza	Nomura Holdings America, Inc.	11%	10%
The termination, delinquency or non-renewal of any of the above tenants may have a material adverse effect on the Company's operations.

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

Intangible Assets and Liabilities
Acquired intangible assets and liabilities as of September 30, 2016 and December 31, 2015 consist of the following:

	September 30, 2016
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
In-place leases	$108,577	$34,479	$74,098
Other intangibles	3,804	670	3,134
Above-market leases	20,292	4,681	15,611
Total acquired intangible assets	$132,673	$39,830	$92,843
Intangible lease liabilities:
Below-market leases	$75,613	$25,190	$50,423
Above-market ground lease liability	17,968	1,289	16,679
Total market lease intangibles	$93,581	$26,479	$67,102

	December 31, 2015
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
In-place leases	$113,392	$31,120	$82,272
Other intangibles	3,804	429	3,375
Above-market leases	20,398	3,713	16,685
Total acquired intangible assets	$137,594	$35,262	$102,332
Intangible lease liabilities:
Below-market leases	$77,177	$21,110	$56,067
Above-market ground lease liability	17,968	952	17,016
Total market lease intangibles	$95,145	$22,062	$73,083
The following table discloses amounts recognized within the consolidated statements of operations and comprehensive loss related to amortization of in-place leases and other intangibles, amortization and accretion of above- and below-market lease assets and liabilities, net and the amortization of above-market ground lease, for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2016	2015	2016	2015
Amortization of in-place leases and other intangibles(1)	$2,608	$4,706	$8,415	$15,683
Amortization and (accretion) of above- and below market leases, net(2)	$(1,455)	$(1,732)	$(4,571)	$(6,420)
Amortization of above-market ground lease(3)	$(112)	$(112)	$(337)	$(337)
_______________

(1)	Reflected within depreciation and amortization expense.

(2)	Reflected within rental income.

(3)	Reflected within hotel expenses.

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

The following table provides the projected amortization expense and adjustments to revenues for the next five years as of September 30, 2016:

	October 1, 2016 - December 31, 2016	2017	2018	2019	2020
In-place leases	$2,490	$9,612	$8,655	$8,271	$8,033
Other intangibles	80	321	321	321	321
Total to be included in depreciation and amortization expense	$2,570	$9,933	$8,976	$8,592	$8,354

Above-market lease assets	$(355)	$(1,420)	$(1,420)	$(1,420)	$(1,407)
Below-market lease liabilities	1,802	6,660	5,875	5,490	5,250
Total to be included in rental income	$1,447	$5,240	$4,455	$4,070	$3,843

Above-market ground lease liability to be deducted from hotel expenses	$(112)	$(449)	$(449)	$(449)	$(449)
Real Estate Sales
During the nine months ended September 30, 2016, the Company sold its properties located at 163-30 Cross Bay Boulevard in Queens, New York ("Duane Reade"), 1623 Kings Highway in Brooklyn, New York ("1623 Kings Highway") and 2061-2063 86th Street in Brooklyn, New York ("Foot Locker"). The following table summarizes the properties sold during the nine months ended September 30, 2016. The Company did not sell any real estate assets during the three months ended September 30, 2016 or during the three and nine months ended September 30, 2015.

Property	Borough	Disposition Date	Contract Sales Price	Gain on Sale(1)(2)
			(in thousands)	(in thousands)
Duane Reade(3)	Queens	February 2, 2016	$12,600	$126
1623 Kings Highway	Brooklyn	February 17, 2016	17,000	4,293
Foot Locker	Brooklyn	March 30, 2016	8,400	2,211
			$38,000	$6,630
______________________

(1)	Reflected within gain on sale of real estate investments, net in the consolidated statements of operations and comprehensive loss for the nine months ended September 30, 2016.

(2)
During the nine months ended September 30, 2016, the Company repaid three mortgage notes payable totaling $18.9 million with the proceeds from the sales of Duane Reade, 1623 Kings Highway and Foot Locker.

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

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

Non-Recurring Fair Value Measurement Adjustments
As a result of the Company’s board of director’s approval of adoption of the plan of liquidation, subject to approval of the Company’s stockholders, the Company reconsidered its intended holding period for all of its operating properties and evaluated the impact on its ability to recover the carrying value of such properties based on the expected cash flows over its intended holding period. The Company's estimated future cash flows expected to be generated are based on management’s experience in its real estate market and the effects of current market conditions. The assumptions are subject to economic and market uncertainties including, among others, market capitalization rates, discount rates, demand for space, competition for tenants, changes in market rental rates, and costs to operate the property. As these factors are difficult to predict and are subject to future events that may alter management’s assumptions, the future cash flows estimated by management in its impairment analysis may not be achieved, and actual losses or impairment may be realized in the future.
As a result of its consideration of impairment, the Company determined that the carrying value of the Viceroy Hotel exceeded its estimated fair value and recognized an impairment charge of $27.9 million for the three and nine months ended September 30, 2016. The Company recognized no impairment during the three and nine months ended September 30, 2015.
Note 4 — Investment in Unconsolidated Joint Venture
On October 30, 2013, the Company purchased a 48.9% equity interest in Worldwide Plaza for a contract purchase price of $220.1 million, based on the property value for Worldwide Plaza of $1.3 billion less $875.0 million of debt on the property. As of September 30, 2016, the Company's pro rata portion of debt secured by Worldwide Plaza was $427.9 million. The debt on the property has a weighted average interest rate of 4.6% and matures in March 2023. As a result of new accounting guidance, the Company has determined that Worldwide Plaza is a VIE, but is not required to consolidate the activities of Worldwide Plaza. The Company accounts for the investment in Worldwide Plaza using the equity method of accounting because the Company exercises significant influence over, but does not control, the entity. See Note 2 — Summary of Significant Accounting Policies.
Pursuant to the terms of the membership agreement governing the Company’s 48.9% equity interest in Worldwide Plaza, the Company retains an option (the "WWP Option") to purchase the balance of the equity interest in Worldwide Plaza beginning on January 1, 2017 until June 30, 2017, at an agreed-upon property value of $1.4 billion, subject to certain adjustments, including, but not limited to, adjustments for certain loans that are outstanding at the time of exercise, adjustments for the percentage equity interest being acquired and any of the Company's preferred return in arrears. If the Company does not exercise the WWP Option, the Company will be subject to a fee in the amount of $25.0 million. The Company intends to exercise the WWP Option, but the Company does not currently have sufficient funds to exercise the WWP Option. While the Company has commenced the process of seeking new financing in sufficient amount to exercise the WWP Option and meet other capital needs, there can be no assurance that such financing will be available on a timely basis, on favorable terms or at all.
At acquisition, the Company's investment in Worldwide Plaza exceeded the Company's share of the book value of the net assets of Worldwide Plaza by $260.6 million. This basis difference resulted from the excess of the Company's purchase price for its equity interest in Worldwide Plaza over the book value of Worldwide Plaza's net assets. Substantially all of this basis difference was allocated to the fair values of Worldwide Plaza's assets and liabilities. The Company amortizes the basis difference over the anticipated useful lives of the underlying tangible and intangible assets acquired and liabilities assumed. The basis difference related to the land will be recognized upon disposition of the Company's investment. As of September 30, 2016 and December 31, 2015, the carrying value of the Company's investment in Worldwide Plaza was $194.3 million and $215.4 million, respectively.
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

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

The condensed balance sheets as of September 30, 2016 and December 31, 2015 for Worldwide Plaza are as follows:

(In thousands)	September 30, 2016	December 31, 2015
	(Unaudited)
Real estate assets, at cost	$715,415	$714,642
Less accumulated depreciation and amortization	(132,349)	(117,092)
Total real estate assets, net	583,066	597,550
Cash and cash equivalents	1,809	9,036
Other assets	264,329	259,894
Total assets	$849,204	$866,480

Debt	$875,000	$875,000
Other liabilities	15,675	15,515
Total liabilities	890,675	890,515
Deficit	(41,471)	(24,035)
Total liabilities and deficit	$849,204	$866,480

Company's basis	$194,325	$215,370
The condensed statements of operations for the three and nine months ended September 30, 2016 and 2015 for Worldwide Plaza are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2016	2015	2016	2015
Rental income	$31,564	$30,771	$94,172	$92,036
Other revenue	1,239	1,245	3,699	3,694
Total revenue	32,803	32,016	97,871	95,730
Operating expenses:
Operating expenses	12,026	11,812	35,636	35,780
Depreciation and amortization	6,850	6,945	20,469	20,659
Total operating expenses	18,876	18,757	56,105	56,439
Operating income	13,927	13,259	41,766	39,291
Interest expense	(10,364)	(10,102)	(30,874)	(29,976)
Net income	3,563	3,157	10,892	9,315
Company's preferred return	(3,957)	(3,936)	(12,012)	(11,681)
Net loss to members	$(394)	$(779)	$(1,120)	$(2,366)

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2016	2015	2016	2015
Company's preferred return	$3,957	$3,936	$12,012	$11,681
Company's share of net loss from Worldwide Plaza	(193)	(381)	(546)	(1,157)
Amortization of basis difference	(3,053)	(3,082)	(8,910)	(9,246)
Company's income from Worldwide Plaza	$711	$473	$2,556	$1,278
Note 5 — Credit Facility
The Company is party to the Credit Facility, which allows for total borrowings of up to $705.0 million with a $305.0 million term loan and a $400.0 million revolving loan. The term loan component of the Credit Facility matures in August 2018 and the revolving loan component matures in August 2017. The Company exercised its first extension option in August 2016 and has one option remaining to extend the maturity date of the revolving loan component of the Credit Facility through August 2018. The Credit Facility contains an "accordion feature" to allow the Company, under certain circumstances and with the consent of its lenders, to increase the aggregate loan borrowings to up to $1.0 billion of total borrowings.
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
The outstanding balance of the term and revolving portions of the Credit Facility was $305.0 million and $180.0 million, respectively, as of September 30, 2016, and $305.0 million and $180.0 million, respectively, as of December 31, 2015. The Credit Facility had a combined weighted average interest rate of 2.64% and 2.39% as of September 30, 2016 and December 31, 2015, respectively, a portion of which is fixed with an interest rate swap. The Credit Facility requires the Company to pay an unused commitment fee per annum of (a) 0.15% if the unused balance of the facility is equal to or less than 50% of the available facility and (b) 0.25% if the unused balance of the facility exceeds 50% of the available facility. The actual availability of borrowings under the Credit Facility for any period is based on requirements outlined in the Credit Facility with respect to the pool of eligible unencumbered assets that comprise the borrowing base properties. The unused borrowing capacity, based on the debt service coverage ratio of the borrowing base properties as of September 30, 2016, was $55.2 million.
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
During the fourth quarter of 2015, the Company identified certain immaterial errors impacting interest expense in its previously issued quarterly financial statements. Interest expense and net loss were understated by $0.3 million and $1.0 million, respectively, for the three and nine months ended September 30, 2015, which has been corrected in the accompanying consolidated statements of operations and comprehensive loss for the prior period.

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

The Credit Facility requires the Company to meet certain financial covenants, including the maintenance of certain ratios (such as specified debt to equity and debt service coverage ratios), maintenance of a minimum net worth and limits on certain restricted payments. As of September 30, 2016, the Company was in compliance with the debt covenants under the Credit Facility, except with respect to the restricted payments covenant which was exceeded as of September 30, 2016. The Company subsequently obtained the necessary waiver from the Credit Facility lenders pursuant to a waiver agreement (the "Waiver Agreement"). Pursuant to the Waiver Agreement, the Company will pay a waiver fee of $0.1 million to lenders which approved the waiver by 5:00 pm New York City time on November 8, 2016 (0.02% of the commitment amount of each such lender). In addition, the Waiver Agreement provides that the Company will not to pay any cash dividends to stockholders (or make certain other restricted payments) until the earlier of December 31, 2016 and the repayment of all amounts outstanding under the Credit Facility.
The Company is currently seeking to obtain new financing of approximately $760 million in order to repay the existing Credit Facility in full, to provide additional liquidity for the Company to exercise the WWP Option and to provide increased flexibility to sell assets and distribute the proceeds to stockholders pursuant to the plan of liquidation. There can be no assurance that such financing will be available on a timely basis, on favorable terms or at all.
Note 6 — Mortgage Notes Payable
The Company's mortgage notes payable as of September 30, 2016 and December 31, 2015 consist of the following:

		Outstanding Loan Amount
Portfolio	Encumbered Properties	September 30, 2016	December 31, 2015	Effective Interest Rate	Interest Rate		Maturity
		(In thousands)	(In thousands)
Design Center	1	$19,486	$19,798	4.4%	Fixed		Dec. 2021
1100 Kings Highway	1	20,200	20,200	3.4%	Fixed	(1)	Aug. 2017
256 West 38th Street	1	24,500	24,500	3.1%	Fixed	(1)	Dec. 2017
1440 Broadway(2)	1	305,000	305,000	4.1%	Variable	(3)	Oct. 2019
Foot Locker(4)		—	3,250
Duane Reade(4)		—	8,400
1623 Kings Highway(4)		—	7,288
Mortgage notes payable, gross principal amount		369,186	388,436
Less: deferred financing costs, net		(5,335)	(6,993)
Mortgage notes payable, net of deferred financing costs	4	$363,851	$381,443	4.0%	(5)
______________________

(1)	Fixed through an interest rate swap agreement.

(2)	Total commitments of $325.0 million; additional $20.0 million available, subject to lender approval, to fund certain tenant allowances, capital expenditures and leasing costs.

(3)	LIBOR portion is capped through an interest rate cap agreement.

(4)	During the nine months ended September 30, 2016, the Company repaid three mortgage notes payable with the proceeds from the sales of Duane Reade, 1623 Kings Highway and Foot Locker.

(5)	Calculated on a weighted average basis for all mortgages outstanding as of September 30, 2016.
The Company's remaining properties, with the exception of 367-369 Bleecker Street and 387 Bleecker Street, but excluding 382-384 Bleecker Street, that are not subject to mortgage notes payable represent the borrowing base of the Credit Facility and represent collateral under the Credit Facility for that purpose.
On September 30, 2015, in connection with the mortgage notes payable secured by its property located at 1440 Broadway, the Company executed guarantees in favor of the lenders with respect to the costs of certain unfunded obligations of the Company related to tenant allowances, capital expenditures and leasing costs, which guarantees are capped at $5.3 million in the aggregate. The guarantees expire in October 2019, the maturity date of the 1440 Broadway mortgage. As of September 30, 2016, the Company has not been required to perform under the guarantees and has not recognized any assets or liabilities related to the guarantees.

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

Real estate investments of $635.1 million, at cost and net of below-market lease liabilities, at September 30, 2016 have been pledged as collateral to their respective mortgages and are not available to satisfy the Company's corporate debts and obligations unless first satisfying the mortgage notes payable on the properties.
The following table summarizes the scheduled aggregate principal repayments subsequent to September 30, 2016:

(In thousands)	Future Minimum Principal Payments
October 1, 2016 - December 31, 2016	$106
2017	48,245
2018	3,703
2019	308,869
2020	4,041
Thereafter	4,222
Total	$369,186
Some of the Company's mortgage note agreements require compliance with certain property-level financial covenants including debt service coverage ratios. As of September 30, 2016, the Company was in compliance with the financial covenants under its mortgage note agreements.
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
The Company has determined that the majority of the inputs used to value its derivatives, such as interest rate swaps and caps, fall within Level 2 of the fair value hierarchy and the credit valuation adjustments associated with those derivatives, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties are not significant to the overall valuation of the Company's derivatives. See Note 8 — Interest Rate Derivatives and Hedging Activities.
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

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

The following table presents information about the Company's derivatives that are presented net, measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015, aggregated by the level in the fair value hierarchy within which those instruments fall:

(In thousands)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
September 30, 2016
Derivatives, net	$—	$(1,523)	$—	$(1,523)
December 31, 2015
Derivatives, net	$—	$(835)	$—	$(835)
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets. There were no transfers between levels of the fair value hierarchy during the three and nine months ended September 30, 2016.
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

		September 30, 2016		December 31, 2015
(In thousands)	Level	Gross Principal Balance	Fair Value	Gross Principal Balance	Fair Value
Mortgage notes payable	3	$369,186	$379,196	$388,436	$401,503
Credit Facility	3	$485,000	$497,573	$485,000	$487,579
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

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
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
During the nine months ended September 30, 2016, the Company terminated one of its interest rate swaps as the related hedged debts were repaid, which made it probable that the forecasted transactions would not occur and, as a result, accelerated the reclassification of immaterial amounts in accumulated other comprehensive loss to earnings. The accelerated amounts resulted in a loss of approximately $24,000 for the nine months ended September 30, 2016.
Amounts reported in accumulated other comprehensive loss related to derivatives are reclassified to interest expense as interest payments are made on the Company's variable-rate debt. During the next 12 months, the Company estimates that an additional $1.0 million will be reclassified from accumulated other comprehensive loss as an increase to interest expense.
As of September 30, 2016 and December 31, 2015, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk.

	September 30, 2016		December 31, 2015
Interest Rate Derivative	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Interest rate swaps	3	$124,700	4	$131,988
Derivatives Not Designated as Hedges
Derivatives not designated as hedges are not speculative and are used to manage the Company's exposure to interest rate movements and other identified risks, but do not meet the strict hedge accounting requirements under GAAP. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings, which resulted in an expense of approximately $12,000 and $0.4 million during the three and nine months ended September 30, 2016, respectively, and included in loss on derivative instruments on the consolidated statements of operations and comprehensive loss.
As of September 30, 2016, the Company had the following outstanding interest rate derivatives that were not designated as hedges in qualified hedging relationships.

	September 30, 2016		December 31, 2015
Interest Rate Derivative	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Interest rate caps	2	$305,000	2	$305,000
Balance Sheet Classification
The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the consolidated balance sheets as of September 30, 2016 and December 31, 2015:

(In thousands)	Balance Sheet Location	September 30, 2016	December 31, 2015
Derivatives designated as hedging instruments:
Interest rate swaps	Derivative assets, at fair value	$—	$15
Interest rate swaps	Derivative liabilities, at fair value	$(1,569)	$(1,266)
Derivatives not designated as hedging instruments:
Interest rate caps	Derivative assets, at fair value	$46	$416

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

Derivatives in Cash Flow Hedging Relationships
The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the three and nine months ended September 30, 2016 and 2015, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2016	2015	2016	2015
Amount of income (loss) recognized in accumulated other comprehensive income (loss) from interest rate derivatives (effective portion)	$350	$(1,286)	$(1,308)	$(3,005)
Amount of loss reclassified from accumulated other comprehensive loss into income as interest expense (effective portion)	$(310)	$(706)	$(990)	$(1,759)
Amount of loss recognized in loss on derivative instruments (ineffective portion, reclassifications of missed forecasted transactions and amounts excluded from effectiveness testing)	$—	$—	$(1)	$(4)
Offsetting Derivatives
The Company does not offset its derivatives on the accompanying consolidated balance sheets. The table below presents a gross presentation, the potential effects of offsetting, and a potential net presentation of the Company's derivatives as of September 30, 2016 and December 31, 2015. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the accompanying consolidated balance sheets.

				Gross Amounts Not Offset on the Balance Sheet
Derivatives (In thousands)	Gross Amounts of Recognized Assets	Gross Amounts of Recognized Liabilities	Potential Net Amounts of Assets (Liabilities) presented on the Balance Sheet	Financial Instruments	Cash Collateral Posted	Net Amount
September 30, 2016	$46	$(1,569)	$(1,523)	$—	$—	$(1,523)
December 31, 2015	$431	$(1,266)	$(835)	$—	$—	$(835)
Credit-risk-related Contingent Features
The Company has agreements with each of its derivative counterparties that contain a provision whereby if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.
As of September 30, 2016, the fair value of derivatives in a net liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $1.6 million. As of September 30, 2016, the Company has not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value of $1.6 million at September 30, 2016.

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

Note 9 — Common Stock
As of September 30, 2016 and December 31, 2015, the Company had 165.9 million and 162.5 million shares of common stock outstanding, respectively, including shares of unvested restricted common stock ("restricted shares"), but not including limited partnership interests of the OP entitled "OP units" ("OP units") or limited partnership units of the OP entitled "LTIP units" ("LTIP units") which may in the future be redeemed for shares of common stock. During the three and nine months ended September 30, 2016, the Company issued 726,365 and 3,336,430 shares, respectively, of its common stock upon redemption of 726,365 and 3,336,430 OP units, respectively, held by certain individuals who are members, employees or former employees of the Advisor. See Note 15 — Non-Controlling Interests.
From April 2014 through October 2016, the Company's board of directors has authorized, and the Company has declared, a monthly dividend at an annualized rate equal to $0.46 per share per annum. Dividends were paid to stockholders of record on the close of business on the 8th day of each month, payable on the 15th day of such month. In October 2016, the Company announced that because of the plan of liquidation approved by the Company's board of directors, which is subject to stockholder approval, the Company’s board of directors had determined that the Company will not pay a regular dividend for the month of November 2016 and December 2016. As described in the preliminary proxy statement, if the plan of liquidation is approved by the Company’s stockholders, the Company thereafter expects to make periodic liquidating distributions out of net proceeds of asset sales, subject to satisfying its liabilities and obligations, in lieu of regular monthly dividends. If the plan of liquidation is not approved by the Company’s stockholders, the Company’s board of directors will re-evaluate the Company’s dividend policy. See Note 16 — Subsequent Events.
The Company was in default under the Credit Facility as of September 30, 2016, because the regular monthly dividends that the Company paid in September 2016 caused the Company to exceed the amount of restricted payments permitted to be paid under the Credit Facility during the relevant period. Because of this default, the payment of the Company’s regular monthly dividend in October 2016 also was not permitted under the Credit Facility. On November 8, 2016, the required lenders under the Credit Facility waived this default, and the Company agreed, in connection with the waiver, not to pay any cash dividends to stockholders (or make certain other restricted payments) until the earlier of December 31, 2016 and the repayment of all amounts outstanding under the Credit Facility. See Note 16 — Subsequent Events.
Note 10 — Commitments and Contingencies
Future Minimum Lease Payments
The Company entered into operating and capital lease agreements related to certain acquisitions under leasehold interest arrangements. The following table reflects the minimum base cash payments due from the Company over the next five years and thereafter under these arrangements, including the present value of the net minimum payments due under capital leases. These amounts exclude contingent rent payments, as applicable, that may be payable based on provisions related to increases in annual rent based on exceeding certain economic indexes among other items.

	Future Minimum Base Rent Payments
(In thousands)	Operating Leases(1)	Capital Leases(2)
October 1, 2016 - December 31, 2016	$1,226	$22
2017	4,905	86
2018	5,089	86
2019	5,346	86
2020	5,346	86
Thereafter	246,281	3,404
Total minimum lease payments	$268,193	$3,770
Less: amounts representing interest		(1,674)
Total present value of minimum lease payments		$2,096
_______________

(1)	Operating leases comprise the Viceroy Hotel ground lease

(2)	Capital leases comprise 350 Bleecker Street ground lease
Total rental expense related to operating leases was $1.9 million and $5.8 million, respectively, for the three and nine months ended September 30, 2016 and 2015. During the three and nine months ended September 30, 2016 and 2015, interest

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

expense related to capital leases was approximately $16,000 and $48,000, respectively. The following table discloses assets recorded under capital leases and the accumulated amortization thereon as of September 30, 2016 and December 31, 2015.

(In thousands)	September 30, 2016	December 31, 2015
Buildings, fixtures and improvements	$11,783	$11,783
Less accumulated depreciation and amortization	(2,132)	(1,705)
Total real estate investments, net	$9,651	$10,078
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
Combination Transactions Litigation
During June 2016, Irene Jacobs and Marvin Jacobs filed a class action complaint (the “Jacobs Complaint”) on behalf of public stockholders of the Company against the Company, the OP, Michael Happel, the Company's chief executive officer, and its board of directors. The Jacobs Complaint was originally filed in New York Supreme Court, New York County on June 17, 2016, but the New York action was discontinued and re-filed in Maryland Circuit Court on July 12, 2016. The Jacobs Complaint seeks to enjoin the series of transactions contemplated by the Master Combination Agreement (the “JBG Combination Agreement”) the Company entered into in May 2016 with JBG Properties, Inc. and JBG/Operating Partners, L.P (collectively “JBG Management Entities”), and certain pooled investment funds that are affiliates of the JBG Management Entities (collectively with the JBG Management Entities and certain affiliated entities, “JBG”). The Jacobs Complaint alleges, among other things, that the individual defendants breached their fiduciary duties to the public stockholders of the Company by causing the Company to enter into the JBG Combination Agreement, and that the Company, the OP and JBG knowingly assisted in those alleged breaches. On August 2, 2016, the Company and the OP entered into an agreement with JBG to terminate the JBG Combination Agreement. On September 2, 2016, following termination of the JBG Combination Agreement, a stipulation of voluntary discontinuance of the Jacobs Complaint was filed, concluding the matter.
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

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

Manager and certain of its affiliates that provided services to the Company, filed for Chapter 11 bankruptcy protection in January 2016, prior to which it was also under common control with AR Global, the parent of the Sponsor. In May 2016, RCAP and its affiliated debtors emerged from bankruptcy under the new name, Aretec Group, Inc.
Viceroy Hotel
The following table details revenues from related parties at the Viceroy Hotel. The Company did not have any receivables from related parties as of September 30, 2016 or December 31, 2015.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2016	2015	2016	2015
Hotel revenues	$7	$25	$36	$110
Advisor and its Affiliates
Pursuant to the Advisory Agreement, the Company pays to the Advisor an asset management fee equal to 0.50% per annum of the cost of assets up to $3.0 billion and 0.40% per annum of the cost of assets above $3.0 billion. The asset management fee is payable in the form of cash, OP units, and shares of restricted common stock of the Company, or a combination thereof, at the Advisor’s election. The Company has paid this fee in cash during all periods in the fiscal year ended December 31, 2015 and for the nine months ended September 30, 2016. On April 25, 2016, the Advisory Agreement was amended to provide for automatic renewal for successive six-month periods beginning on June 26, 2016, unless terminated automatically upon the consummation of a change in control or upon 60-days' written notice without cause and without penalty prior to the expiration of the original term or any subsequent renewal period. On October 24, 2016, the Company provided notice that the existing Advisory Agreement between the Company and the Advisor will be terminated effective December 26, 2016. See Note 16 — Subsequent Events.
Pursuant to the Property Management Agreement, unless the Company contracts with a third party, the Company has agreed to pay the Property Manager a property management fee equal to: (i) for non-hotel properties, 4.0% of gross revenues from properties managed, plus market-based leasing commissions; and (ii) for hotel properties, a market-based fee equal to a percentage of gross revenues. The Company also reimburses the Property Manager for property-level expenses. The Property Manager may subcontract the performance of its property management and leasing services duties to third parties and pay all or a portion of its property management fee to the third parties with whom it contracts for these services. If the Company contracts directly with third parties for such services, the Company will pay them customary market fees and pay the Property Manager an oversight fee equal to 1.0% of the gross revenues of the applicable property. The term of the Property Management Agreement expires on September 1, 2017, and thereafter is automatically renewed for an additional one-year term unless either party gives 60 days prior written notice of its intention not to renew.
The Company reimburses the Advisor for costs and expenses paid or incurred by the Advisor and its affiliates in connection with providing services to the Company (including reasonable salaries and wages, benefits and overhead of all employees directly involved in performing services), although the Company does not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives a separate fee. The Company’s executive officers, employees of affiliates of the Advisor and Property Manager, except for awards of restricted shares under certain limited circumstances, do not receive any compensation directly from the Company for serving as executive officers. The Company does not reimburse the Advisor and its affiliates that are involved in managing the Company’s operations, including the Property Manager, for salaries, bonuses or benefits incurred by these entities and paid to the Company's executive officers. Prior to June 2015, reimbursement of costs and expenses was subject to the limitation that the Company would not reimburse the Advisor for any amount by which the Company's total operating expenses (as defined in the Advisory Agreement during the applicable time) for the four preceding fiscal quarters exceeded the greater of (a) 2.0% of average invested assets and (b) 25.0% of net income other than any additions to reserves for depreciation, bad debt or other similar non cash reserves and excluding any gain from the sale of assets for that period (the "2%/25% Limitation"). The Company amended and restated the Advisory Agreement on June 26, 2015 which, among other things, removed the 2%/25% Limitation. Total reimbursement of costs and expenses for the three and nine months ended September 30, 2016 was $0.8 million and $2.9 million, respectively. The Company did not reimburse the Advisor for costs and expenses incurred during the three and nine months ended September 30, 2015.

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
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
The Company was also party to a transfer agency agreement with American National Stock Transfer, LLC ("ANST"); a subsidiary of the parent company of the Former Dealer Manager, pursuant to which ANST provided the Company with transfer agency services (including broker and stockholder servicing, transaction processing, year-end IRS reporting and other services), and supervisory services overseeing the transfer agency services performed by DST Systems, Inc. ("DST"), a third-party transfer agent. The Sponsor received written notice from ANST on February 10, 2016 that it would wind down operations by the end of the month and would withdraw as the transfer agent effective February 29, 2016. Subsequently, the Company entered into an agreement with Computershare, Inc ("Computershare"), a third-party transfer agent to provide the Company directly with transfer agency services (including broker and stockholder servicing, transaction processing, year-end Internal Revenue Service ("IRS") reporting and other services). For the three and nine months ended September 30, 2016, the fees for services provided by DST and Computershare are included in general and administrative expenses on the consolidated statements of operations and comprehensive loss during the period in which the service was provided.
The following table details amounts incurred, waived and contractually owed to the Advisor, Property Manager or other related parties as of and for the periods presented:

	Three Months Ended September 30,				Nine Months Ended September 30,				Payable (Receivable) as of
	2016		2015		2016		2015		September 30,	December 31,
(In thousands)	Incurred	Waived	Incurred	Waived	Incurred	Waived	Incurred	Waived	2016	2015
Ongoing fees:
Asset management fees	$3,054	$—	$3,121	$—	$9,178	$—	$9,366	$—	$—	$(7)
Transfer agent and other professional fees	756	—	448	—	2,107	—	902	—	80	99
Property management fees	446	—	727	727	1,440	994	1,946	1,946	446	—
Total related party operational fees and reimbursements	$4,256	$—	$4,296	$727	$12,725	$994	$12,214	$1,946	$526	$92
During the three months ended September 30, 2016, the Property Manager began to not waive the property management fee pursuant to the Property Management Agreement, which were paid in cash. The independent directors are reviewing these property management fees. For the six months ended June 30, 2016 and three and nine months ended September 30, 2015, the Advisor and Property Manager agreed to waive certain fees, including property management fees. The fees that were waived were not deferrals and accordingly, will not be paid to the Advisor in any subsequent periods.

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

In connection with a sale of one or more properties, in which the Advisor provides a substantial amount of services, as determined by the Company’s independent directors, the Company is required under the Advisory Agreement to pay the Advisor a property disposition fee not to exceed the lesser of 2.0% of the contract sale price of the property and 50% of the competitive real estate commission paid if a third party broker is also involved; provided, however that in no event may the property disposition fee paid to the Advisor when added to real estate commissions paid to unaffiliated third parties exceed the lesser of 6.0% of the contract sales price and a competitive real estate commission. For purposes of the foregoing, "competitive real estate commission" means a real estate brokerage commission for the purchase or sale of a property which is reasonable, customary and competitive in light of the size, type and location of the property. The Company incurred and paid $0.2 million in property disposition fees during the nine months ended September 30, 2016. No such fees were incurred or paid during the three months ended September 30, 2016 or the three and nine months ended September 30, 2015.
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
Note 13 — Share-Based Compensation
Stock Option Plan
The Company has a stock option plan (the "Plan") which authorizes the grant of nonqualified stock options to the Company's independent directors, officers, advisors, consultants and other personnel, subject to the absolute discretion of the board of directors and the applicable limitations of the Plan. The exercise price for all stock options granted under the Plan will be equal to the fair market value of a share on the date of grant. Upon a change in control, unvested options will become fully vested and any performance conditions imposed with respect to the options will be deemed to be fully achieved. A total of 0.5 million shares have been authorized and reserved for issuance under the Plan. As of September 30, 2016 and December 31, 2015, no stock options were issued under the Plan.
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
Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of restricted shares receive cash dividends and other distributions (including any liquidating distributions made pursuant to the plan of liquidation) prior to the time that the restrictions on the restricted shares have lapsed. Any dividends payable in shares of common stock are subject to the same restrictions as the underlying restricted shares.

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

In February 2015, the board of directors approved, and the Company awarded, 279,365 restricted shares to employees of the Advisor, of which 79,805 restricted shares were subsequently forfeited. The remaining awards vest over a four-year period in increments of 25% per annum.
The following table displays restricted share award activity during the nine months ended September 30, 2016:

	Number of Restricted Shares	Weighted-Average Issue Price
Unvested, December 31, 2015	316,570	$10.59
Granted	5,915	10.14
Vested	(73,044)	10.45
Unvested, September 30, 2016	249,441	$10.62
Compensation expense related to restricted shares was $0.1 million and $0.5 million for the three and nine months ended September 30, 2016, respectively, and is included in general and administrative expenses on the consolidated statement of operations and other comprehensive loss. For the three and nine months ended September 30, 2015, compensation expense related to restricted shares was $0.2 million and $0.4 million, respectively, and is included in general and administrative expenses on the consolidated statement of operations and other comprehensive loss.
As of September 30, 2016, the Company had $1.2 million of unrecognized compensation cost related to unvested restricted share awards granted under the Company’s RSP, which is expected to vest over a period of 2.4 years.
2014 Advisor Multi-Year Outperformance Agreement
On April 15, 2014 (the "Effective Date") in connection with the Listing, the Company entered into the 2014 Advisor Multi-Year Outperformance Agreement with the Advisor (as amended and restated effective August 5, 2015, the "OPP"). Under the OPP, the Advisor was issued 8,880,579 LTIP units in the OP with a maximum award value on the issuance date equal to 5.0% of the Company’s market capitalization (the “OPP Cap”). The LTIP units are structured as profits interests in the OP.
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
September 30, 2016
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
Subject to the Advisor’s continued service through each vesting date, one third of any earned LTIP units will vest on each of the third, fourth and fifth anniversaries of the Effective Date. Until such time as an LTIP unit is earned in accordance with the provisions of the OPP, the holder of such LTIP unit is entitled to distributions on such LTIP unit equal to 10% of the distributions (other than distributions of sales proceeds) made per OP unit. If real estate assets are sold and net sales proceeds distributed prior to April 15, 2017, the end of the Three-Year Period, the holders of LTIP units generally would be entitled to a portion of those net sales proceeds with respect to both the earned and unearned LTIP units (although the amount per LTIP unit, which would be determined in accordance with a formula in the limited partnership agreement of the OP, would be less than the amount per OP unit until the average capital account per LTIP unit equals the average capital account per OP unit). The Company’s board of directors has discretion as to the timing of distributions of net sales proceeds. The Company paid $0.2 million and $1.2 million in distributions related to LTIP units during the three and nine months ended September 30, 2016, respectively, which is included in non-controlling interest in the consolidated balance sheets. For the three and nine months ended September 30, 2015, the Company paid $0.1 million and $0.5 million, respectively, in distributions related to LTIP units that had been earned. After an LTIP unit is earned, the holder of such LTIP unit is entitled to a catch-up distribution and then the same distribution as the holder of an OP unit. At the time the Advisor’s average capital account balance with respect to an LTIP unit is economically equivalent to the average capital account balance of an OP unit, the LTIP unit has been earned and it has been vested for 30 days, the Advisor, in its sole discretion, will be entitled to convert such LTIP unit into an OP unit in accordance with the provisions of the limited partnership agreement of the OP.
The Company records equity-based compensation expense associated with the OPP over the required service period of five years. Equity-based compensation expense is adjusted each reporting period for changes in the estimated value. The amortization of the fair value of the OPP awards recorded as equity-based compensation resulted in income of $2.3 million and $10.9 million for the three and nine months ended September 30, 2016, respectively, and is included in general and administrative expenses. For the three and nine months ended September 30, 2015, amortization of the fair value of the OPP awards recorded as equity-based compensation was included as an expense of $3.9 million and $6.1 million, respectively, and is included in general and administrative expenses.
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
The following table presents information about the Company's OPP, which is measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015, aggregated by the level in the fair value hierarchy within which the instrument falls:

(In thousands)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
September 30, 2016
OPP	$—	$—	$13,300	$13,300
December 31, 2015
OPP	$—	$—	$43,500	$43,500

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

Level 3 valuations
The following is a reconciliation of the beginning and ending balance for the changes in instruments with Level 3 inputs in the fair value hierarchy for the nine months ended September 30, 2016:

(In thousands)	OPP
Beginning balance as of December 31, 2015	$43,500
Fair value adjustment	(30,200)
Ending balance as of September 30, 2016	$13,300
The following table provides quantitative information about significant Level 3 input used:

Financial Instrument	Fair Value	Principal Valuation Technique	Unobservable Inputs	Input Value
	(In thousands)
September 30, 2016
OPP	$13,300	Monte Carlo Simulation	Expected volatility	16.0%
December 31, 2015
OPP	$43,500	Monte Carlo Simulation	Expected volatility	27.0%
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
Note 14 — Net Loss Per Share
The following is a summary of the basic and diluted net loss per share computations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share and per share data)	2016	2015	2016	2015
Basic and diluted net loss attributable to stockholders	$(45,267)	$(13,075)	$(56,320)	$(30,572)

Weighted average shares outstanding, basic and diluted	165,384,074	162,203,065	164,700,025	162,151,058
Net loss per share attributable to stockholders, basic and diluted	$(0.27)	$(0.08)	$(0.34)	$(0.19)

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Unvested restricted shares	249,441	317,215	249,441	317,215
OP units	841,660	4,178,090	841,660	4,178,090
LTIP units	8,880,579	8,880,579	8,880,579	8,880,579
Total anti-dilutive common share equivalents	9,971,680	13,375,884	9,971,680	13,375,884
Note 15 — Non-Controlling Interests
The Company is the sole general partner of the OP and holds the majority of the OP units. As of September 30, 2016 and December 31, 2015, the Advisor or members, employees or former employees of the Advisor held 841,660 and 4,178,090 OP units, respectively, and 8,880,579 unvested LTIP units. As of October 2016, all of these OP units have been submitted for redemption during October 2016 and will be redeemed for shares of common stock in accordance with the limited partnership agreement of the OP. There were $0.3 million and $1.8 million of distributions paid to OP unit and LTIP unit holders during the three and nine months ended September 30, 2016, respectively. There were $0.6 million and $2.0 million of distributions paid to OP unit and LTIP unit holders during the three and nine months ended September 30, 2015, respectively.
A holder of OP units has the right to distributions and has the right to redeem OP units for the cash value of a corresponding number of shares of the Company's common stock or a corresponding number of shares of the Company's common stock, at the election of the Company, in accordance with the limited partnership agreement of the OP. The remaining rights of the holders of OP units are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP's assets.
During the three and nine months ended September 30, 2016, respectively, 726,365 and 3,336,430 OP units were redeemed for shares of the Company's common stock. During the three and nine months ended September 30, 2016, respectively, $6.8 million and $30.8 million were reclassified from non-controlling interest to stockholders' equity. See Note 9 — Common Stock.
Note 16 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q, and determined that there have not been any events that have occurred that would require adjustments to disclosures in the consolidated financial statements, except for the following events:
Advisory Agreement
On October 24, 2016, the Company provided notice to the Advisor that the existing Advisory Agreement between the Company and the Advisor will be terminated effective December 26, 2016. Under the terms of the Advisory Agreement, there is no termination payment or fees due to the Advisor upon termination of the contract in accordance with its existing terms. The Company is evaluating proposals received under the RFP, including a proposal from the Advisor and a decision has not been made as to whether the Company will enter into a new advisory agreement with the Advisor or another party or the terms of any new advisory agreement.
Suspension of Dividend
On October 26, 2016, the Company announced that in light of the Company’s previously announced plan of liquidation, which is subject to stockholder approval, the board of directors determined that the Company will not pay a regular dividend for the month of November 2016 and December 2016. As described in the preliminary proxy statement filed on September 27, 2016, if the plan of liquidation is approved by the Company's stockholders, the Company intends to thereafter make periodic liquidating distributions, subject to satisfying its liabilities and obligations, in lieu of regular monthly distributions. If the plan of liquidation is not approved by the Company's stockholders, the Board will re-evaluate the dividend policy.

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

Credit Facility Waiver
The Credit Facility requires the Company to meet certain financial covenants, including the maintenance of certain ratios (such as specified debt to equity and debt service coverage ratios), maintenance of a minimum net worth and limits on certain restricted payments. As of September 30, 2016, the Company was in compliance with the debt covenants under the Credit Facility, except with respect to the restricted payments covenant which was exceeded as of September 30, 2016.
On November 8, 2016, the lenders under the Credit Facility unanimously waived this default pursuant to Waiver Agreement, and the Company agreed, in connection with the waiver, not to pay any cash dividends to stockholders (or make certain other restricted payments) until the earlier of December 31, 2016 and the repayment of all amounts outstanding under the Credit Facility. In addition, pursuant to the Waiver Agreement, the Company will pay a waiver fee of $0.1 million to lenders which approved the waiver by 5:00 pm New York City time on November 8, 2016 (0.02% of the commitment amount of each such lender).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements of New York REIT, Inc. and the notes thereto. As used herein, the terms "we," "our," "us" and "our company" refer to New York REIT, Inc., a Maryland corporation, and, as required by context, to New York Recovery Operating Partnership, L.P., a Delaware limited partnership (the "OP"), and to their subsidiaries. We are externally managed by New York Recovery Advisors, LLC (our "Advisor"), a Delaware limited liability company. Capitalized terms used herein but not otherwise defined have the meaning ascribed to those terms in "Part I - Financial Information" included in the notes to consolidated financial statements and contained herein.
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
The following are some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•
Our board of directors has adopted a plan of liquidation to sell all or substantially all of the assets of our company and the OP and to liquidate and dissolve our company and the OP (the "plan of liquidation"), which is subject to stockholder approval. There can be no assurance that our stockholders will approve the plan of liquidation or that we will succeed in implementing the plan of liquidation;

•	We cannot assure you of the actual amount you will receive in liquidating distributions pursuant to the plan of liquidation or when you will receive them;

•
The current terms of our existing credit facility with Capital One, National Association and the other lenders thereto (the "Credit Facility") prevent us from proceeding with the sale of all or substantially all of our assets and other restrictions in the Credit Facility limit our ability to complete sales of the 12 assets included in the Credit Facility borrowing base, limit our ability to pay dividends beyond a certain level, and limit our ability to take other steps required to implement a plan of liquidation effectively. While we are currently seeking to obtain new financing to repay the Credit Facility, there can be no assurance that such financing will be available on a timely basis, on favorable terms or at all;

•	We do not currently have sufficient funds to exercise our option (the “WWP Option”) to purchase the balance of the equity interest in WWP Holdings, LLC (“Worldwide Plaza”) that we do not own;

•
The existing loans encumbering the Worldwide Plaza property include provisions which could restrict our ability to assume those loans without lender consent upon exercise of the WWP Option and indirectly could limit our ability to sell assets prior to exercising the WWP Option;

•
Our board of directors is evaluating proposals from third parties, including a proposal from the Advisor, to serve as our external advisor commencing December 27, 2016, and, if we do not enter into a new advisory agreement with the Advisor and no suitable replacement for the Advisor is found, we may not be able to execute the plan of liquidation as effectively as we have anticipated and our business and results of operations could be materially adversely affected;

•
Our ability to implement the plan of liquidation and operate our business depends upon the participation of our executive officers, and other key personnel of our Advisor or, if we retain a new advisor, the key personnel of our new advisor, and there is no assurance such officers and personnel will remain in place through completion of the liquidation;

•	We depend on tenants for our revenue, and, accordingly, our revenue is dependent upon the success and economic viability of our tenants;

•	Our properties may be adversely affected by economic cycles and risks inherent to the New York metropolitan statistical area, especially New York City;

•
As a result of the plan of liquidation approved by our board of directors, for the remainder of 2016, we have ceased paying monthly dividends, and if the plan of liquidation is not approved by our stockholders, there would be no assurance that we would resume paying monthly dividends or at what rate we would pay monthly dividends, if at all;

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
We purchased our first property and commenced active operations in June 2010. As of September 30, 2016, we owned 19 properties located in New York City. As of September 30, 2016, our properties aggregated 3.3 million rentable square feet, had an occupancy of 93.4% and a weighted-average remaining lease term of 9.0 years. Our portfolio primarily consisted of office and retail properties, representing 83% and 9%, respectively, of rentable square feet as of September 30, 2016. We have acquired hotel and other types of real properties to add diversity to our portfolio. Properties other than office and retail spaces represented 8% of rentable square feet.
Substantially all of our business is conducted through the OP. Our only significant asset is the general partnership interests we own in the OP and assets held by us for the use and benefit of the OP. We have no employees. We have retained the Advisor to manage our affairs on a day-to-day basis. New York Recovery Properties, LLC (the "Property Manager") serves as our property manager, unless services are performed by a third party for specific properties. The Advisor and Property Manager are under common control with AR Global Investments, LLC (the successor business to AR Capital, LLC "AR Global"), the parent of our sponsor, American Realty Capital III, LLC (our "Sponsor"), as a result of which they are related parties and have received or will continue to receive compensation, fees and expense reimbursements for services related to the investment and management of our assets.
In September 2016, we issued a Request For Proposals (“RFP”) for all interested, qualified parties to serve as our external advisor upon expiration of the existing advisory agreement with the Advisor (the “Advisory Agreement”) on December 26, 2016. Pursuant to the Advisory Agreement, we have provided notice to the Advisor that the Advisory Agreement will terminate in accordance with its terms on December 26, 2016. We are evaluating proposals received under the RFP, including a proposal from the Advisor, and a decision has not been made as to whether we will enter into a new advisory agreement with the Advisor or another party or the terms of any new advisory agreement. We expect to complete this RFP process and make a selection of an advisor prior to the 2016 annual meeting of stockholders (the “Annual Meeting”) scheduled to be held on December 19, 2016. The property management agreement with the Property Manager (the “Property Management Agreement”) has a term expiring on September 1, 2017.
On August 22, 2016, our board of directors approved the plan of liquidation. Adoption of the plan of liquidation is subject to stockholder approval and, on September 27, 2016, we filed a preliminary proxy statement on Schedule 14A with respect to seeking stockholder approval of the plan of liquidation (the “preliminary proxy statement”). Subsequently, we announced that we will seek stockholder approval of the plan of liquidation at our Annual Meeting. If the plan of liquidation is approved by our stockholders, we will adopt the liquidation basis of accounting which requires our assets to be measured at the estimated amounts of consideration the entity expects to collect in settling and disposing of its assets and liabilities are to be measured at the estimated amounts at which the liabilities are expected to be settled.
If the plan of liquidation is approved by our stockholders and implemented, the sale of our assets will be administered by our board of directors and the Advisor (or any replacement advisor) in accordance with the plan of liquidation and an advisory agreement with the Advisor (or any replacement advisor) and subject to our governing documents.
Pursuant to the plan of liquidation, we expect to sell or transfer all of our assets, pay or provide for our liabilities and expenses, distribute the remaining proceeds of the liquidation of our assets to our stockholders, wind up our operations and dissolve. The actual amounts and times of the liquidating distributions we make to our stockholders pursuant to the plan of liquidation will be determined by our board of directors in its discretion. Our board of directors may terminate, modify or amend the plan of liquidation at any time before or after it is approved by our stockholders. Additional information and considerations regarding the plan of liquidation are included in the preliminary proxy statement.

Settlement Agreement
On October 23, 2016, we entered into a settlement agreement (the “Settlement Agreement”) with WW Investors LLC, Michael L. Ashner and Steven C. Witkoff (collectively, the “WW Investors”) to settle a potential proxy contest pertaining to the election of directors at our 2016 annual meeting (the “2016 Annual Meeting”). Pursuant to the Settlement Agreement, among other things:

•
the size of our board of directors was expanded from six to nine directors and James P. Hoffmann, Gregory Hughes and Craig T. Bouchard were elected as members of our board of directors, each to serve until the 2016 Annual Meeting and until his successor is duly elected and qualifies;

•	Mr. Hoffmann was appointed as a member of the audit committee and Mr. Hughes was appointed to serve as a member of the compensation committee;

•
so long as WW Investors is not in breach of the Settlement Agreement, our board of directors will nominate Messrs. Hoffmann and Hughes for election at the 2016 Annual Meeting, together with our other nominees, and WW Investors will have certain rights to designate replacement directors if either of Messrs. Hoffmann and Hughes resigns from our board of directors or is rendered unable to serve on our board of directors by reason of death or disability prior to the end of the Standstill Period (as defined below) subject to such replacement directors being independent and recommended by the nominating and corporate governance committee and then approved by our board of directors in its sole discretion, after exercising its duties in good faith;

•
we opted out of Section 3-803 of the Maryland General Corporation Law (the “MGCL”), which is occasionally called the “Maryland Unsolicited Takeovers Act” and would permit us to classify our board of directors without a stockholder vote and notwithstanding any contrary charter or bylaw provision; provided that we may thereafter elect to be subject to Section 3-803 of the MGCL conditioned upon the approval thereof by our stockholders by the affirmative vote of at least a majority of the votes cast on the matter by stockholders entitled to vote generally in the election of directors;

•
WW Investors will not nominate or recommend any person for election, submit any proposal for consideration or participate in any “vote no,” “withhold” or similar campaign with respect to the 2016 Annual Meeting or the plan of liquidation;

•
WW Investors, which beneficially owned 1,213,140 shares of our common stock, representing less than 1% of the shares of our common stock then outstanding, will vote at the 2016 Annual Meeting (and at any other meeting prior to the expiration of the Standstill Period) all shares of our common stock beneficially owned in favor of our director nominees and otherwise in accordance with our board of directors' recommendation;

•
until we make a public announcement that we have selected an external advisor or manager pursuant to the RFP, in which an affiliate of WW Investors is participating, WW Investors may not sell any shares of our common stock, and, following that selection, if WW Investors or one of its affiliates is selected to serve as our external advisor or manager pursuant to the RFP, for so long as WW Investors or one of its affiliates serves as our external advisor or manager, WW Investors may sell shares of our common stock so long as it continues to own at least 1,000,000 shares of our common stock in the aggregate;

•
we agreed to reimburse WW Investors for certain reasonable, documented out-of-pocket fees and expenses (including legal expenses) of up to $700,000 in the aggregate incurred in connection with WW Investors’ involvement with us; and

•
WW Investors has agreed to customary standstill restrictions during the “Standstill Period,” which is the period beginning on the date of the Settlement Agreement and ending on the later of (x) December 31, 2017 and (y) the date that neither Mr. Hoffmann nor Mr. Hughes continues to serve on our board of directors. The Standstill Period will also terminate on the date that we file our proxy statement in respect of an annual meeting if either Mr. Hoffmann or Mr. Hughes is not nominated as a director unless such failure to be so nominated was attributable to his involvement in certain legal proceedings that would require disclosure in our Annual Report on Form 10-K.

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
Rental revenue recognition commences when the tenant takes possession or controls the physical use of the leased space. For the tenant to take possession, the leased space must be substantially ready for its intended use. To determine whether the leased space is substantially ready for its intended use, we evaluate whether we own or the tenant owns the tenant improvements. When we are the owner of tenant improvements, rental revenue recognition begins when the tenant takes possession of the finished space, which is when such improvements are substantially complete. If we conclude that the tenant is the owner of tenant improvements, rental revenue recognition begins when the tenant takes possession of or controls the space.
If we conclude that we are the owner of tenant improvements, we capitalize the cost to construct the tenant improvements, including costs paid for or reimbursed by the tenants. If we conclude that the tenant is the owner of tenant improvements for accounting purposes, we record our contribution towards those improvements as a lease incentive, which is included in deferred leasing costs, net on the consolidated balance sheets and amortized as a reduction to rental income on a straight-line basis over the term of the lease.
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
In August 2016, the FASB issued guidance on how certain transactions should be classified and presented in the statement of cash flows as either operating, investing or financing activities. Among other things, the update provides specific guidance on where to classify debt prepayment and extinguishment costs, payments for contingent consideration made after a business combination and distributions received from equity method investments. The revised guidance is effective for reporting periods beginning after December 15, 2017. Early adoption is permitted. We are currently evaluating the impact of this new guidance.
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
Results of Operations
Occupancy and Leasing
As of September 30, 2016, our combined portfolio, including Worldwide Plaza, our unconsolidated joint venture, was 93.4% leased, compared to 95.2% as of December 31, 2015. The decrease in occupancy was primarily due to lease expirations at 1440 Broadway. Occupancy is inclusive of leases signed but not yet commenced, and therefore increases in occupancy may not result in changes in revenues and expenses immediately upon the signing of a new lease. See Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Significant Accounting Estimates and Critical Accounting Policies above for accounting policies relating to revenue recognition.
As of September 30, 2016, we had vacant space at 256 West 38th Street, 350 Bleecker Street and 1440 Broadway. During the third quarter of 2016, we signed a new lease agreement for 8,610 square feet at 256 West 38th Street and a lease for 3,833 square feet at 416 Washington Street, bringing that property to 100% occupancy. We continue to market the remaining vacant space in our portfolio.
The following is a summary of our quarterly leasing activity for the periods indicated:

	Three Months Ended
	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015
Leasing activity:
Leases executed	4	2	1	5
Total square feet leased	16,188	19,394	11,807	129,889
Company's share of square feet leased	16,188	19,394	11,807	125,727
Initial rent	$45.67	$49.32	$47.00	$62.14
Weighted average lease term (years)	10.2	5.0	11.0	4.2

Replacement leases:(1)
Replacement leases executed	1	1	1	4
Square feet	3,833	6,782	11,807	123,002

Cash basis:
Initial rent	$40.70	$55.50	$47.00	$67.09
Prior escalated rent (2)	$45.13	$43.05	$31.33	$54.62
Percentage increase (decrease)	(10)%	29%	50%	23%

GAAP basis:
Initial rent	$47.45	$59.51	$54.19	$69.61
Prior escalated rent (2)	$49.97	$40.40	$30.55	$54.66
Percentage increase (decrease)	(5)%	47%	77%	27%

Tenant improvements on replacement leases per square foot(3)	$10.64	$32.52	$—	$17.40
Leasing commissions on replacement leases per square foot(3)	$19.25	$14.55	$15.49	$11.92
_______________

(1)	Replacement leases are for spaces that were leased during the period and also have been leased at some time during the prior twelve months.

(2)	Prior escalated rent is calculated as total annualized rental income on a cash or GAAP basis. It includes base rent, excluding recoveries.

(3)	Presented as if tenant improvements and leasing commissions were incurred in the period in which the lease was signed, which may be different than the period in which these amounts were actually paid.

Lease Expirations
The following is a summary of lease expirations for the periods indicated:

	Total	2016		2017	2018	2019	2020	Thereafter
Combined:(1)
Leases expiring	136	3		16	17	9	8	83
Expiring annualized cash rent (in thousands)(2)(3)	$212,079	$1,322		$6,509	$11,384	$1,255	$5,839	$185,770
Expiring square feet(3)	3,005,108	2,469		106,379	159,320	32,077	80,051	2,624,812
% of total square feet expiring	100.0%	0.1%		3.5%	5.3%	1.1%	2.7%	87.3%

Annualized cash rent per square foot(2) (3)	$70.57	$535.53		$61.18	$71.46	$39.12	$72.95	$70.77

Consolidated properties:
Leases expiring	101	2		15	13	8	6	57
Expiring annualized cash rent (in thousands)(2)(3)	$139,125	$1,309		$6,438	$9,176	$1,249	$5,264	$115,689
Expiring square feet(3)(4)	2,003,282	2,469		89,959	157,487	32,077	78,906	1,642,384
% of total square feet expiring	100.0%	0.1%		4.5%	7.9%	1.6%	3.9%	82.0%

Annualized cash rent per square foot(2) (3)(4)	$69.45	$530.05		$71.57	$58.27	$38.94	$66.72	$70.44

Unconsolidated joint ventures:
Leases expiring	35	1	(6)	1	4	1	2	26
Expiring annualized cash rent (in thousands)(2)(4)	$72,954	$13		$71	$2,208	$6	$575	$70,081
Expiring square feet(5)	1,001,826	—		16,420	1,833	—	1,145	982,428
% of total square feet expiring	100.0%	—%		1.6%	0.2%	—%	0.1%	98.2%

Annualized cash rent per square foot(2)(4)	$72.82	$—		$4.30	$1,204.27	$—	$502.40	$71.33
_________________

(1)	Combined reflects 100% of consolidated properties plus our pro rata share of Worldwide Plaza.

(2)	Expiring annualized cash rent represents contractual cash base rents at the time of lease expiration and reimbursements from tenants, excluding electric reimbursements and free rent.

(3)	Excludes 122,896 square feet of the hotel (which excludes 5,716 square feet leased to the hotel restaurant tenant). Total vacant square footage at September 30, 2016 was 218,214 square feet.

(4)	Reflects our pro rata share of our unconsolidated joint venture.

(5)	Reflects our pro rata share of our unconsolidated joint venture.

(6)	Represents an antenna lease with no square feet associated.

Comparison of Three Months Ended September 30, 2016 to Three Months Ended September 30, 2015
For the three months ended September 30, 2016, net loss attributable to stockholders was $45.3 million compared to a net loss attributable to stockholders of $13.1 million for the three months ended September 30, 2015, primarily due to declines in rental income due to lease expirations at 1440 Broadway, an increase in transaction related expenses, the impact on net loss of sales of non-core assets, recognition of an impairment on Viceroy Hotel and an increase in interest expense resulting primarily from increases in interest payable on the refinanced 1440 Broadway mortgage, but partially offset by decreases in general and administrative expenses and depreciation and amortization. As of January 1, 2015, we owned 24 properties and real estate-related assets. Between January 1, 2015 and September 30, 2016, we sold five properties and real estate-related assets (our "Dispositions"), and therefore own 19 properties as of September 30, 2016 (our "Same Store").
Rental Income
Rental income decreased $2.2 million to $30.3 million for the three months ended September 30, 2016, from $32.5 million for the three months ended September 30, 2015. Our Same Store contributed $1.1 million to the decrease primarily due to lease expirations at 1440 Broadway, which decreased by $1.7 million. Previously vacant space at 1440 Broadway has been re-leased but overall occupancy remains below the levels of occupancy during three months ended September 30, 2015. The decrease in rental income at 1440 Broadway was offset by increases due to higher occupancy at 256 West 38th Street and 229 West 36th Street totaling $0.4 million with other property's contributing $0.2 million in increased revenue. Our Dispositions also contributed $1.1 million to the decrease.
Operating Expense Reimbursements and Other Revenue
Operating expense reimbursements and other revenue decreased $1.1 million to $3.9 million for the three months ended September 30, 2016 from $5.0 million for the three months ended September 30, 2015, largely driven by a net decrease in our Same Store of $1.0 million primarily related to lease expirations at 1440 Broadway. Our Dispositions contributed the remaining $0.1 million of the decrease in operating expense reimbursements and other revenue.
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
Property Operating Expenses
Property operating expenses increased $0.3 million to $11.5 million for the three months ended September 30, 2016 from $11.2 million for the three months ended September 30, 2015. Property operating expenses at our Same Store increased $0.5 million primarily due to increases at 333 W. 34th Street for real estate taxes and property management fees which were partially offset by a decrease due to our Dispositions of $0.2 million.
Hotel Revenue and Operating Expenses
Hotel revenues remained stable at $7.1 million for the three months ended September 30, 2016 and 2015. Hotel operating expenses increased $0.4 million to $6.9 million for the three months ended September 30, 2016, from $6.5 million for the three months ended September 30, 2015. The increase in expenses were driven by higher sales and marketing expenses and general and administrative expenses specific to the Viceroy Hotel.
Average occupancy and revenue per available room (commonly referred to in the hotel industry as "RevPAR") at the Viceroy Hotel of 90.4% and $292.07 for the three months ended September 30, 2016 increased from 86.4% and $289.88 for the three months ended September 30, 2015.
Operating Fees Incurred from the Advisor
Operating fees incurred from the Advisor of $3.5 million, consisting of asset management fees and property management fees, increased by $0.4 million for the three months ended September 30, 2016 compared to the three months ended September 30, 2015. This increase is primarily due to the Property Manager beginning to charge property management fees during the three months ended September 30, 2016 of $0.4 million. Asset management fees are currently equal to 0.5% per annum of the cost of assets.
Our Property Manager is entitled to fees for the management of our properties. Property management fees increase or decrease in direct correlation with gross revenues. During the three months ended September 30, 2016, the Property Manager began to not waive the property management fee pursuant to the Property Management Agreement, which were paid in cash. The independent directors are reviewing these property management fees. Our Property Manager elected to waive these fees for the three months ended September 30, 2015. For the three months ended September 30, 2015, we would have incurred property management fees of $0.7 million had these fees not been waived.

Transaction Related
Transaction related fees and expenses were $11.6 million during the three months ended September 30, 2016, compared to $2.9 million for the three months ended September 30, 2015. Transaction related expenses for the three months ended September 30, 2016 primarily related to our $9.5 million expense reimbursement payment pursuant to an agreement we entered in August 2016 to terminate the Master Combination Agreement (the “JBG Combination Agreement”) entered into in May 2016 with JBG Properties, Inc. and JBG/Operating Partners, L.P. (collectively “JBG Management Entities”), and certain pooled investment funds that are affiliates of the JBG Management Entities (collectively with the JBG Management Entities and certain affiliated entities, “JBG”) under which the real estate interests and management business interests of JBG would have been contributed to us and the OP in exchange for newly issued OP units and newly issued shares of our common stock. Transaction related expenses for the three months ended September 30, 2015 primarily included costs related to litigation related to previous acquisitions.
Impairment Loss on Real Estate Asset Investments
During the three months ended September 30, 2016, we recognized impairment charges of $27.9 million on the Viceroy Hotel. We did not recognize any impairment charges during the three months ended September 30, 2015. We reconsidered our intended holding period for all of our operating properties and evaluated the impact on our ability to recover the carrying value of such properties based on the expected cash flows over our intended holding period. As a result, we determined the carrying value of the Viceroy Hotel exceeded its estimated fair value resulting in an impairment charge which was recorded during the third quarter 2016.
General and Administrative Expenses
General and administrative expenses decreased $4.8 million to $1.8 million of expense for the three months ended September 30, 2016, from $6.5 million of expense for the three months ended September 30, 2015. Total equity-based compensation for the three months ended September 30, 2016 was income of $2.1 million as compared to expense of $4.1 million for the three months ended September 30, 2015. This income was partially offset by an increase of $1.4 million in other cash-settled general and administrative expenses totaling $3.8 million for the three months ended September 30, 2016, compared to $2.4 million in other cash-settled general and administrative expenses for the three months ended September 30, 2015. The main drivers of the increase in cash-settled general and administrative expenses was higher legal, tax and advisory expenses due to the plan of liquidation, our exploration of strategic alternatives and other corporate and stockholder matters. Also, higher general and administrative expense reimbursements to the Advisor, which prior to the third quarter of 2015 had been waived, contributed to the increase in cash-settled general and administrative expenses.
Equity-based compensation expenses, which are not settled in cash, contributed $6.2 million to the decrease and was largely related to the decrease in the fair value of the 2014 Advisor Multi-Year Outperformance Agreement with the Advisor (as amended and restated effective August 5, 2015, the "OPP"). The valuation of our OPP is largely dependent on the trading price of shares of our common stock and relative to the share prices of our peer group. Because we are required under GAAP to remeasure the OPP quarterly and cumulatively adjust the related amortization expense, our equity-based compensation expenses tend to be volatile. See Note 13 — Share-Based Compensation to the accompanying notes to our consolidated financial statements.
Depreciation and Amortization Expense
Depreciation and amortization expense decreased $4.2 million to $16.3 million for the three months ended September 30, 2016, compared to $20.5 million for the three months ended September 30, 2015. The majority of the decrease was primarily related to a decrease in depreciation and amortization related to our Same Store of $3.6 million, mainly due to a decrease in in-place lease and tenant improvements values, which related to lease modifications at 1440 Broadway. The remaining $0.6 million of the decrease was due to our Dispositions.
Interest Expense
Interest expense increased $1.4 million to $8.9 million for the three months ended September 30, 2016, from $7.5 million for the three months ended September 30, 2015.
The net increase in interest expense associated with indebtedness incurred by our Same Store was $1.5 million. In the third quarter of 2015, we entered into several financing transactions impacting our Same Store, including the issuance of a mortgage note payable secured by our property located at 1440 Broadway, as well as the settlement through early repayment or legal defeasance of six other mortgage notes payable before the scheduled maturity dates to allow for their inclusion in the borrowing base of our Credit Facility. As a result of these transactions, we incurred additional financing costs that are being amortized to interest expense over the respective maturity dates of the debt instruments to which they are allocated. The increase in interest expense was offset by a $0.2 million decrease in interest expense for the three months ended September 30, 2016 attributable to mortgages repaid in connection with our Dispositions.

Income from Unconsolidated Joint Venture
Income from unconsolidated joint venture for the three months ended September 30, 2016 increased $0.2 million to $0.7 million from $0.5 million for the three months ended September 30, 2015, which represents an increase in our preferred distribution due to interest accruing on preferred returns in arrears, net of our pro rata share of the net income or loss of Worldwide Plaza and the amortization of the difference in basis between our investment and the book value of Worldwide Plaza's net assets. Income from unconsolidated joint venture increased in part due to lease escalation provisions which became effective during the three months ended September 30, 2016.
Income from Preferred Equity Investment, Investment Securities and Interest Income
Income from preferred equity investment, investment securities and interest was approximately $3,000 for the three months ended September 30, 2016. The balance decreased from $0.1 million during the three months ended September 30, 2015, primarily due to gain on the sale of investment securities during the three months ended September 30, 2015.
Loss on Derivative Instruments
Loss on derivative instruments of approximately $12,000 for the three months ended September 30, 2016 is primarily related to mark-to-market adjustments on our 1440 Broadway interest rate caps, which do not qualify for hedge accounting.
Net Loss Attributable to Non-Controlling Interests
The net loss attributable to non-controlling interests during the three months ended September 30, 2016 and 2015 was $1.1 million. During the three months ended September 30, 2016, OP unitholders redeemed 726,365 OP units for shares of our common stock, which reduced the allocation of income (loss) to non-controlling interests.
Comparison of Nine Months Ended September 30, 2016 to Nine Months Ended September 30, 2015
For the nine months ended September 30, 2016, net loss attributable to stockholders was $56.3 million compared to $30.6 million for the nine months ended September 30, 2015, primarily driven by decreases in revenue and operating expense reimbursements, increases in acquisition and transaction costs, increases in interest expense and an impairment loss recorded on the Viceroy Hotel, partially offset by lower general and administrative expenses primarily due to a decline in the fair value of the OPP, declines in depreciation and amortization and gain on sale of real estate investments during the nine months ended September 30, 2016.
Rental Income
Rental income decreased $9.1 million to $89.0 million for the nine months ended September 30, 2016, from $98.1 million for the nine months ended September 30, 2015. The decrease in rental income was primarily driven by a net decrease in our Same Store of $6.1 million primarily related to lease expirations at 1440 Broadway and a lease termination at 256 West 38th Street, partially offset by leasing activity at 229 West 36th Street, 245-249 West 17th Street, 333 West 34th Street, 416 Washington Street and 50 Varick Street. Our Dispositions contributed the remaining $3.0 million to the decrease in rental income.
Operating Expense Reimbursements and Other Revenue
Operating expense reimbursements and other revenue decreased $3.0 million to $10.4 million for the nine months ended September 30, 2016 from $13.4 million for the nine months ended September 30, 2015, largely driven by a net decrease in our Same Store of $2.8 million primarily related to lease expirations at 1440 Broadway. These decreases were partially offset by higher recoveries at 333 West 34th Street. Our Dispositions contributed the remaining $0.2 million of the decrease in operating expense reimbursements and other revenue.
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
Property Operating Expenses
Property operating expenses decreased $0.3 million to $32.0 million for the nine months ended September 30, 2016, from $32.3 million for the nine months ended September 30, 2015, largely driven by a decrease in our Dispositions of $0.5 million. This decrease was offset by a $0.2 million increase in our Same Store primarily related to increased expenses at 333 West 34th Street and 416 Washington Street due to increased occupancy at these properties.

Hotel Revenue and Operating Expenses
Hotel revenues decreased $0.1 million to $18.5 million for the nine months ended September 30, 2016, from $18.6 million for the nine months ended September 30, 2015. Hotel operating expenses increased $1.0 million to $19.7 million for the nine months ended September 30, 2016, from $18.7 million for the nine months ended September 30, 2015. The increase in expenses were driven by higher occupancy and primarily related to room expenses, sales and marketing expenses and general and administrative expenses specific to the Viceroy Hotel.
Average occupancy and revenue per available room (commonly referred to in the hotel industry as "RevPAR") at the Viceroy Hotel of 83.71% and $257.57, respectively, for the nine months ended September 30, 2016 increased from 79.0% average occupancy and is slightly lower from the $260.24 RevPAR for the nine months ended September 30, 2015.
Operating Fees Incurred from the Advisor
Operating fees incurred from the Advisor of $9.6 million, consisting of asset management fees and property management fees, increased $0.2 million for the nine months ended September 30, 2016, from $9.4 million for the nine months ended September 30, 2015. This increase is primarily due to the Property Manager beginning to charge property management fees during the nine months ended September 30, 2016. Property management fees charged for the third quarter 2016 amounted to $0.4 million.
Our Property Manager is entitled to fees for the management of our properties. Property management fees increase in direct correlation with gross revenues. During the three months ended September 30, 2016, the Property Manager began to not waive the property management fee pursuant to the Property Management Agreement, which were paid in cash. The independent directors are reviewing these property management fees. Our Property Manager elected to waive these fees for the six months ended June 30, 2016 and for the nine months ended September 30, 2015. For the nine months ended September 30, 2016 and 2015, we would have incurred property management fees of $1.0 million and $1.9 million, respectively, had these fees not been waived.
Transaction Related
Transaction related fees and expenses were $18.2 million during the nine months ended September 30, 2016, compared to $3.1 million for the nine months ended September 30, 2015. Transaction related expenses for the nine months ended September 30, 2016 primarily related to our exploration of strategic alternatives and our entering into and terminating the JBG Combination Agreement. Transaction related expenses for the nine months ended September 30, 2015 primarily included costs related to litigation related to previous acquisitions.
Impairment Loss on Real Estate Asset Investments
During the nine months ended September 30, 2016, we recognized impairment charges of $27.9 million on the Viceroy Hotel. We did not recognize any impairment charges during the nine months ended September 30, 2015. We reconsidered our intended holding period for all of our operating properties and evaluated the impact on our ability to recover the carrying value of such properties based on the expected cash flows over our intended holding period. As a result, we determined the carrying value for the Viceroy Hotel exceeded its estimated fair value resulting in an impairment charge which was recorded during the third quarter 2016.
General and Administrative Expenses
General and administrative expenses decreased $16.6 million resulting in $1.0 million of income for the nine months ended September 30, 2016, from $15.7 million of expense for the nine months ended September 30, 2015. Total equity-based compensation for the nine months ended September 30, 2016 was income of $10.5 million as compared to expense of $2.4 million for the nine months ended September 30, 2015. This income was partially offset by an increase of $0.3 million in other cash-settled general and administrative expenses totaling $9.5 million for the nine months ended September 30, 2016, compared to $9.1 million for the nine months ended September 30, 2015. The main drivers of the increase in cash-settled general and administrative expenses primarily related to our exploration of strategic alternatives and other corporate and stockholder matters along with an increase in general and administrative expense reimbursements to our Advisor, which began requesting such reimbursements during the third quarter of 2015.
Equity-based compensation expenses, which are not settled in cash, contributed $10.5 million to the decrease and was largely related to the decrease in the fair value of the OPP. The valuation of our OPP is largely dependent on the trading price of shares of our common stock in the absolute sense and relative to the share prices of our peer group. Because we are required under GAAP to remeasure the OPP quarterly, our equity-based compensation expenses tend to be volatile. See Note 13 — Share-Based Compensation to the accompanying notes to our consolidated financial statements.

Depreciation and Amortization Expense
Depreciation and amortization expense decreased $14.2 million to $50.1 million for the nine months ended September 30, 2016, compared to $64.3 million for the nine months ended September 30, 2015. The majority of the decrease was primarily related to a decrease in depreciation and amortization related to our Same Store of $12.3 million, mainly due to a decrease in in-place lease and tenant improvements values, which related to lease expirations and terminations at 229 West 36th Street, 333 West 34th Street and 1440 Broadway. The remaining $1.9 million of the decrease was due to our Dispositions.
Interest Expense
Interest expense increased $7.8 million to $27.9 million for the nine months ended September 30, 2016, from $20.1 million for the nine months ended September 30, 2015.
The net increase in interest expense associated with indebtedness incurred by our Same Store and Credit Facility was $6.6 million. In the third quarter of 2015, we entered into several financing transactions impacting our Same Store, including the issuance of a mortgage note payable secured by our property located at 1440 Broadway, as well as the settlement through early repayment or legal defeasance of six other mortgage notes payable before the scheduled maturity dates to allow for their inclusion in the borrowing base of our Credit Facility. As a result of these transactions, we incurred additional financing costs that are being amortized to interest expense over the respective maturity dates of the debt instruments to which they are allocated.
Income from Unconsolidated Joint Venture
Income from unconsolidated joint venture for the nine months ended September 30, 2016 increased $1.3 million to $2.6 million from $1.3 million for the nine months ended September 30, 2015, which represents an increase in our preferred distribution due to interest accruing on preferred return arrears amounting to $0.3 million, net of our pro rata share of the net income or loss of Worldwide Plaza and the amortization of the difference in basis between our investment and the book value of Worldwide Plaza's net assets. Income from unconsolidated joint venture increased in part due to lease escalation provisions which became effective during the nine months ended September 30, 2016.
Income from Preferred Equity Investment, Investment Securities and Interest Income
Income from preferred equity investment, investment securities and interest decreased $1.1 million to approximately $24,000 for the nine months ended September 30, 2016 from $1.1 million during the nine months ended September 30, 2015. The primary driver for the decrease was the income received during the nine months ended September 30, 2015 related to our preferred equity investment in 123 William Street, which was redeemed in March 2015.
Gain on Sale of Real Estate Investments, Net
Gain on sale of real estate investments, net of $6.6 million during the nine months ended September 30, 2016 resulted from the sales of Duane Reade, 1623 Kings Highway and Foot Locker. There were no sales during the nine months ended September 30, 2015.
Loss on Derivative Instruments
Loss on derivative instruments of $0.4 million for the nine months ended September 30, 2016 is primarily related to mark-to-market adjustments on our 1440 Broadway interest rate caps, which do not qualify for hedge accounting. Loss on derivative instruments for the nine months ended September 30, 2015 was approximately $0.5 million.
Net Loss Attributable to Non-Controlling Interests
The net loss attributable to non-controlling interests during the nine months ended September 30, 2016 and 2015 was $1.5 million and $1.0 million, respectively. During the nine months ended September 30, 2016, OP unitholders redeemed 3.3 million OP units for shares of our common stock, which reduced the allocation of loss to non-controlling interests.
Cash Flows for the Nine Months Ended September 30, 2016
For the nine months ended September 30, 2016, net cash used in operating activities was $3.0 million, which represents a decrease of $36.2 million compared to the $33.2 million of net cash provided by operating activities for the nine months ended September 30, 2015. The decrease is primarily the result of lower revenue due to our Dispositions and our repositioning efforts at 1440 Broadway, higher acquisition and transaction costs primarily related to our exploration of strategic alternatives and our entering into and terminating the JBG Combination Agreement along with higher interest expense due to our financing transactions executed at the end of the third quarter of 2015.

The level of cash flows used in or provided by operating activities is also affected by the timing of interest payments and the amount of borrowings outstanding during the period, as well as the receipt of scheduled rent payments and the level of property operating expenses. Net loss of $57.8 million for the nine months ended September 30, 2016 was adjusted for depreciation and amortization of tangible and intangible real estate assets, equity-based compensation, gains on sale of real estate investments and other non-cash charges of $60.7 million, which resulted in cash inflows from operations of $2.9 million. Net cash used in operating activities also reflected an increase in unbilled rent receivables of $8.3 million recorded in accordance with accounting for rental income on a straight-line basis, an increase in prepaid expenses, other assets and deferred costs of $1.7 million and an increase in tenant and other receivables of $1.5 million. These cash outflows were offset by an increase in accounts payable and accrued expenses of $2.7 million, an increase in accrued unbilled ground rent of $2.1 million, which results from recording rental expenses on a straight-line basis, and an increase in deferred revenue of $0.8 million.
Net cash provided by investing activities during the nine months ended September 30, 2016 of $47.0 million is primarily related to proceeds received from our Dispositions of $35.4 million and distributions received in respect of our investment in Worldwide Plaza of $27.5 million. These cash inflows were partially offset by capital expenditures for building and tenant improvements of $16.0 million primarily related to 50 Varick Street and 1440 Broadway.
Net cash used in financing activities of $82.7 million during the nine months ended September 30, 2016 included the repayment of mortgage principal amounts of $19.1 million related to our Dispositions and principal amortization of another current mortgage note payable. Net cash used in financing activities also included dividends paid to stockholders of $56.9 million, decreases to restricted cash of $3.1 million, distributions to non-controlling interest holders of $1.8 million and payment of $0.2 million for income taxes related to restricted shares that vested during the period.
Cash Flows for the Nine Months Ended September 30, 2015
For the nine months ended September 30, 2015, net cash provided by operating activities was $33.2 million. The level of cash flows used in or provided by operating activities is affected by the timing of interest payments and the amount of borrowings outstanding during the period, as well as the receipt of scheduled rent payments and the level of property operating expenses. Cash flows provided by operating activities included a net loss adjusted for non-cash items, resulting in a cash inflow of $36.6 million (net loss of $31.5 million adjusted for depreciation and amortization of tangible and intangible real estate assets and other non-cash charges of $68.1 million), an increase in accounts payable and accrued expenses of $4.5 million, primarily due to accrued legal and professional fees, an increase in accrued unbilled ground rent of $2.5 million from recording ground rent expense on a straight-line basis and a decrease in prepaid expenses and other assets of $2.3 million, primarily related to the amortization of prepaid real estate taxes. These cash inflows were partially offset by an increase in unbilled rent receivables of $11.3 million from recording rental income on a straight-line basis, an increase in tenant and other receivables of $0.7 million and a decrease in deferred revenue of $0.7 million.
Net cash provided by investing activities during the nine months ended September 30, 2015 of $24.4 million primarily related to the sale of 123 William Street and the return of our principal invested of $35.1 million, free rent credits released from escrow of $4.7 million related to our August 2014 acquisition of 245-249 West 17th Street and $4.4 million of proceeds from the sale of investment securities and $3.6 million in distribution from Worldwide Plaza. These cash inflows were partially offset by $23.3 million of capital expenditures and purchases of investment securities of $0.1 million.
Net cash used in financing activities of $59.7 million during the nine months ended September 30, 2015 primarily related to repayments on our Credit Facility of $150.0 million, regularly scheduled principal payments on mortgage notes payable as well as full pay downs on six mortgage notes payable before the scheduled maturity dates of $88.7 million, dividends to common stockholders of $56.0 million, increases in funds held in escrow of $52.1 million, which represents financing transactions which closed on September 30, 2015 and settled on October 1, 2015. Net cash used in financing activities also included payments of financing costs of $10.7 million, an increase in restricted cash of $4.7 million, $2.0 million of distributions to OP unit and participating LTIP unit holders and the purchase of an interest rate cap of $0.5 million. These cash outflows were partially offset by proceeds from mortgage notes payable of $305.0 million secured by 1440 Broadway.
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
Changes in the accounting and reporting promulgations under GAAP (for acquisition fees and expenses from a capitalization/depreciation model to an expensed-as-incurred model) that were put into effect in 2009 and other changes to GAAP accounting for real estate subsequent to the establishment of NAREIT's definition of FFO have prompted an increase in cash-settled expenses, specifically acquisition fees and expenses for all industries as items that are expensed under GAAP, instead of capitalized.
Core FFO is FFO, excluding transaction related costs and other items that are considered to be not comparable from period to period, such as gains on sales of securities and investments, miscellaneous revenue, such as lease termination fees and insurance proceeds, and expenses related to the early extinguishment of debt. Additionally, we exclude transaction related expenses, which are primarily comprised of expenses related to our strategic alternatives process, as these expenses are not the result of the operations of our properties. By excluding transaction related costs and other items that are considered to be not comparable from period to period, we believe Core FFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management's analysis of the investing and operating performance of our properties.

We exclude certain income or expense items from AFFO that we consider more reflective of investing activities, other income and expense items not settled in cash and the income and expense effects of other activities that are not a fundamental attribute of our business plan. These items include unrealized gains and losses, which may not ultimately be realized, such as gains or losses on derivative instruments and gains or losses on contingent valuation rights. In addition, by excluding non-cash income and expense items such as equity-based compensation expenses, amortization of above-market and below-market lease intangibles, amortization of deferred financing costs and straight-line rent from AFFO, we believe we provide useful information regarding income and expense items which have a direct impact on our ongoing performance. We also include second generation capital expenditures in our calculation of AFFO because these funds are paid in order to maintain the level of operating performance. By providing AFFO, we believe we are presenting useful information that assists investors and analysts to better assess the sustainability of our ongoing operating performance without the impacts of transactions that are not related to the ongoing profitability of our portfolio of properties. We also believe that AFFO is a recognized measure of sustainable operating performance by the REIT industry. Further, we believe AFFO is useful in comparing the sustainability of our operating performance with the sustainability of the operating performance of other real estate companies. However, AFFO is not indicative of cash available to fund ongoing cash needs, including the ability to make cash distributions. Investors are cautioned that AFFO should only be used to assess the sustainability of our operating performance excluding these activities, as it excludes certain costs that have a negative effect on our operating performance during the periods in which these costs are incurred.
In calculating AFFO, we exclude certain expenses, which under GAAP are characterized as operating expenses in determining operating net income. All paid and accrued merger, acquisition and transaction related fees and certain other expenses negatively impact our operating performance during the period in which expenses are incurred will also have negative effects on returns to investors, but are not reflective of our ongoing performance. AFFO that excludes such costs and expenses would only be comparable to companies that did not have such activities. Further, under GAAP, certain contemplated non-cash fair value and other non-cash adjustments are considered operating adjustments to net income. In addition, as discussed above, we view gains and losses from fair value adjustments as items which are unrealized and may not ultimately be realized and not reflective of ongoing operations and are therefore typically adjusted for when assessing operating performance. Excluding income and expense items detailed above from our calculation of AFFO provides information consistent with management's analysis of the operating performance of the properties. Additionally, fair value adjustments, which are based on the impact of current market fluctuations and underlying assessments of general market conditions, but can also result from operational factors such as rental and occupancy rates, may not be directly related or attributable to our current operating performance. By excluding such changes that may reflect anticipated and unrealized gains or losses, we believe AFFO provides useful supplemental information.
As a result, we believe that the use of FFO, Core FFO and AFFO, together with the required GAAP presentations, provide a more complete understanding of our performance relative to our peers and a more informed and appropriate basis on which to make decisions involving operating, financing, and investing activities.

The table below reflects the items deducted from or added to net income in our calculation of FFO, Core FFO and AFFO during the period presented. We have calculated our FFO, Core FFO and AFFO based on our net income (loss), which is before adjusting for the net loss attributable to our non-controlling interests, and all adjustments are made based on our gross adjustments, without excluding the portion of the adjustments attributable to our non-controlling interests, other than adjustments related to the unconsolidated joint venture.

	Three Months Ended			Nine Months Ended
(In thousands)	March 31, 2016	June 30, 2016	September 30, 2016	September 30, 2016
Net income (loss) (in accordance with GAAP)	$419	$(11,807)	$(46,407)	$(57,795)
Gain on sale of real estate investments, net	(6,505)	(125)	—	(6,630)
Impairment loss on real estate investment	—	—	27,911	27,911
Depreciation and amortization	17,225	16,587	16,305	50,117
Depreciation and amortization related to unconsolidated joint venture(1)	6,114	6,400	6,403	18,917
FFO	17,253	11,055	4,212	32,520
Transaction-related expenses	349	6,261	11,623	18,233
Other income(2)	(57)	(132)	—	(189)
Straight-line rent bad debt expense	79	98	—	177
Deferred financing and other costs(3)	345	—	—	345
Core FFO	17,969	17,282	15,835	51,086
Non-cash compensation expense	(6,430)	(1,932)	(2,105)	(10,467)
Amortization of deferred financing costs	2,426	2,406	1,795	6,627
Amortization of market lease intangibles	(1,724)	(1,616)	(1,568)	(4,908)
Mark-to-market adjustments on derivatives	251	107	12	370
Straight-line rent	(2,252)	(1,801)	(4,301)	(8,354)
Straight-line ground rent	686	686	686	2,058
Tenant improvements - second generation	—	(430)	(1,165)	(1,595)
Leasing commissions - second generation	(987)	(473)	(87)	(1,547)
Building improvements - second generation	(609)	(1,174)	(3,695)	(5,478)
Proportionate share of straight-line rent related to unconsolidated joint venture	(709)	(364)	(143)	(1,216)
AFFO	$8,621	$12,691	$5,264	$26,576
___________________________

(1)	Proportionate share of depreciation and amortization related to unconsolidated joint venture and amortization of difference in basis.

(2)	Represents approximately $60,000 of lease termination fee revenue and approximately $130,000 of insurance proceeds received relating to casualty claims.

(3)	Represents prepayment penalties, deferred financing and other costs that were written off as a result of paying off mortgages in advance of their scheduled maturity dates.
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

	Three Months Ended			Nine Months Ended
(In thousands)	March 31, 2016	June 30, 2016	September 30, 2016	September 30, 2016
Net income (loss) (in accordance with GAAP)	$419	$(11,807)	$(46,407)	$(57,795)
Transaction related	349	6,261	11,623	18,233
Depreciation and amortization	17,225	16,587	16,305	50,117
Interest expense	9,726	9,312	8,875	27,913
Gain on sale of real estate investments, net	(6,505)	(125)	—	(6,630)
Impairment loss on real estate investment	—	—	27,911	27,911
Loss on derivatives	251	107	12	370
Adjustments related to unconsolidated joint venture(1)	11,129	11,414	11,471	34,014
Adjusted EBITDA	32,594	31,749	29,790	94,133
General and administrative	(3,344)	609	1,760	(975)
Operating fees incurred from the Advisor	3,074	3,050	3,500	9,624
Interest income	(18)	(3)	(3)	(24)
Preferred return on unconsolidated joint venture	(4,068)	(3,987)	(3,957)	(12,012)
Proportionate share of other adjustments related to unconsolidated joint venture	1,989	1,949	1,935	5,873
NOI	30,227	33,367	33,025	96,619
Amortization of above/below market lease assets and liabilities	(1,724)	(1,616)	(1,568)	(4,908)
Straight-line rent	(2,173)	(1,702)	(4,300)	(8,175)
Straight-line ground rent	686	685	686	2,057
Proportionate share of adjustments related to unconsolidated joint venture	(709)	(364)	(143)	(1,216)
Cash NOI	26,307	30,370	27,700	84,377
Free rent	1,151	649	2,810	4,610
Adjusted Cash NOI	$27,458	$31,019	$30,510	$88,987
_________________

(1)	Proportionate share of adjustments related to unconsolidated joint venture and amortization of difference in basis.
Liquidity and Capital Resources
As of September 30, 2016, we had cash and cash equivalents of $59.8 million. In the normal course of business, our principal demands for funds are to pay or fund operating expenses, capital expenditures, dividends to our stockholders, distributions to our OP unitholders and LTIP unitholders, and principal and interest payments on our outstanding indebtedness. We have met these demands primarily through cash flows from operations, borrowings under our Credit Facility, preferred distributions in respect of our interest in Worldwide Plaza and the sale or redemption of certain assets. Future sources of capital could also include proceeds from secured or unsecured financings, proceeds from the sale of properties and undistributed funds from operations (if any). Our principal sources and uses of funds are further described below.
Plan of Liquidation
We have announced that we will seek stockholder approval of the plan of liquidation at the Annual Meeting, scheduled to be held on December 19, 2016. Pursuant to the plan of liquidation, we will undertake the following, among other things:

•
sell or otherwise dispose of all or substantially all of our assets (including, without limitation, any assets held by the OP, and its and our subsidiaries) in exchange for cash or such other assets as may be conveniently liquidated or distributed;

•	pay or provide for our liabilities and expenses, which may include the establishment of a reserve fund to provide for payment of contingent or unknown liabilities;

•
distribute our current cash and the remaining proceeds of the liquidation to our stockholders after the payment of or provision for our liabilities and expenses, and take all necessary or advisable actions to wind up our affairs;

•
if we cannot sell our assets and pay our debts within 24 months of the date our stockholders approve the plan of liquidation we intend, for tax purposes, to transfer and assign our remaining assets and liabilities to a liquidating trust and distribute beneficial interests in the liquidating trust equivalent to our stockholders’ ownership interests in our company to our stockholders; and

•	wind up our operations and dissolve our company.
The actual amounts and times of the liquidating distributions we make to our stockholders pursuant to the plan of liquidation will be determined by our board of directors or, if a liquidating trust is formed, by the trustees of the liquidating trust, in their discretion. Additional information and considerations regarding the plan of liquidation are included in the preliminary proxy statement.
RFP Process
In September 2016, we issued the RFP for all interested, qualified parties to serve as our external advisor upon expiration of the existing Advisory Agreement on December 26, 2016. Pursuant to the Advisory Agreement, we have provided notice to the Advisor that the Advisory Agreement will terminate in accordance with its terms on December 26, 2016. We are evaluating proposals received under the RFP, including a proposal from the Advisor, and a decision has not been made as to whether we will enter into a new advisory agreement with the Advisor or another party or the terms of any new advisory agreement. We expect to complete this RFP process and make a selection of an advisor prior to the Annual Meeting. If the plan of liquidation is approved by our stockholders and implemented, the sale of our assets will be administered by our board of directors and the Advisor (or any replacement advisor) in accordance with the plan of liquidation and an advisory agreement with the Advisor (or any replacement advisor) and subject to our governing documents. We expect that the new advisory agreement we enter into with the Advisor or a replacement advisor may have different terms to take into account the plan of liquidation.
New Financing and Exercise of WWP Option
We are currently seeking to obtain new financing of approximately $760 million in order to repay the Credit Facility in full, to provide additional liquidity for us to exercise the WWP Option and to provide increased flexibility to sell assets and distribute the proceeds to stockholders pursuant to the plan of liquidation. The new financing is expected to permit asset sales and provide for a release price to be paid upon closing of an asset sale which will be applied to prepay the outstanding principal amount of the new financing. We have the right to exercise the WWP Option starting in January 2017 and intend to do so using, in part, the proceeds from this new financing. The plan of liquidation generally prohibits us from engaging in any business activities, except for exercising the WWP Option and seeking this new financing.
Principal Sources of Funds
Cash Flows from Operating Activities
Our cash flows from operating activities is primarily dependent upon the occupancy level of our portfolio, the net effective rental rates achieved on our leases, the collectability of rent, operating escalations and recoveries from our tenants and the level of operating and other costs, including general and administrative expenses and transaction costs and other expenses associated with selling all or substantially all of our assets pursuant to the plan of liquidation.
Availability of Funds from Credit Facility
On April 14, 2014, we entered into our Credit Facility. The Credit Facility allows for total borrowings of up to $705.0 million with a $305.0 million term loan and a $400.0 million revolving loan which mature on August 20, 2018 and August 20, 2016, respectively. We had two one-year options to extend the revolving loan to August 20, 2018, subject to customary conditions and fees. In August 2016, we exercised our first one-year extension option, which extended the maturity date of the revolving portion of the Credit Facility through August 2017. The Credit Facility contains an "accordion feature" to allow us, under certain circumstances and with consent of our lenders, to increase the aggregate loan borrowings to up to $1.0 billion of total borrowings. As of September 30, 2016, the outstanding balance of the term loan and revolving components of the Credit Facility was $305.0 million and $180.0 million, respectively, with a combined weighted average interest rate of 2.6%. The actual availability of borrowings under our Credit Facility for any period is based on requirements outlined in our Credit Facility with respect to the pool of eligible unencumbered assets that comprise our borrowing base properties. The unused borrowing capacity, based on the debt service coverage ratio of the borrowing base properties as of September 30, 2016, was $55.2 million.
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

The Credit Facility requires us to meet certain financial covenants, including the maintenance of certain ratios (such as specified debt to equity and debt service coverage ratios), maintenance of a minimum net worth and limits on certain restricted payments. As of September 30, 2016, we were in compliance with the debt covenants under the Credit Facility, except with respect to the restricted payments covenant which was exceeded as of September 30, 2016. We subsequently obtained the necessary waiver from the Credit Facility lenders pursuant to a waiver agreement (the "Waiver Agreement"). Pursuant to the Waiver Agreement, we will pay approximately $0.1 million to lenders which approved the waiver  by 5:00 pm New York City time on November 8, 2016 (0.02% of the commitment amount of each such lender). In addition, the Waiver Agreement provides that we will not to pay any cash dividends to stockholders (or make certain other restricted payments) until the earlier of December 31, 2016 and the repayment of all amounts outstanding under the Credit Facility.
We continuously monitor our compliance with all covenants. Certain covenants may restrict our ability to obtain additional borrowings under the Credit Facility or alternative sources of capital, such as the minimum debt service coverage ratio that we must maintain.
We are currently seeking to obtain new financing of approximately $760 million in order to repay the Credit Facility in full, to provide additional liquidity for us to exercise the WWP Option and to provide increased flexibility to sell assets and distribute the proceeds to stockholders.
We view a mix of secured and unsecured financing sources as an efficient and accretive means to acquire properties and manage our working capital needs. Our interest expense in future periods will vary based, in part, on our level of future borrowings and the cost of these borrowings.
Other Sources of Funds
During the nine months ended September 30, 2016, we received $27.5 million, inclusive of $3.9 million of preferred return paid in advance of being earned, in distributions in respect of our interest in Worldwide Plaza. We expect to continue to receive cash distributions in respect of our interest in Worldwide Plaza in accordance with our investment agreement.
On September 30, 2015, we obtained a mortgage note payable of up to $325.0 million, secured by our property located at 1440 Broadway. As of September 30, 2016, the mortgage note payable outstanding was $305.0 million, and up to $20.0 million is available in the future as additional advances, subject to customary funding conditions to pay, among other things, for certain tenant allowances, capital expenditures and leasing costs that have been approved by the lender.
Principal Use of Funds
Strategic Process and Transaction Costs
During the nine months ended September 30, 2016, we incurred $18.2 million of transaction costs, which were primarily related to our strategic alternatives process, including the expense reimbursement payment we made to JBG in connection with terminating the JBG Combination Agreement. We may incur additional transaction costs relating to our plan of liquidation in the future. We intend to fund transaction costs primarily with cash on hand, future borrowings and cash flows from operations.
Capital Expenditures
As of September 30, 2016, we owned 19 properties. In connection with the leasing of our properties, we have entered into and will continue to enter into agreements with our tenants to provide allowances for tenant improvements. These allowances require us to fund capital expenditures up to amounts specified in our lease agreements. We intend to fund tenant improvement allowances with cash on hand, future borrowings and cash flows from operations. We funded $16.0 million in capital expenditures during the nine months ended September 30, 2016, which was funded primarily from cash on hand. We currently estimate that we will fund between $10.0 million and $15.0 million of capital expenditures during the remainder of 2016 for our consolidated real estate portfolio, of which the largest portion relates to tenant improvements, building improvements and leasing commissions resulting from retail repositioning and releasing efforts at 1440 Broadway.
Worldwide Plaza Option
We expect to exercise the WWP Option, which will be in the amount of $1.4 billion less the approximately $875.0 million of mortgage debt expected to be outstanding as of December 31, 2016, for the remaining interest in Worldwide Plaza during the option exercise period commencing in January 2017. We do not currently have access to the estimated $270 million in additional capital required to exercise the WWP Option when we have the right to do so. While we have commenced the process of seeking new financing in sufficient amount to exercise the WWP Option and meet our other capital needs, there can be no assurance that such financing will be available on a timely basis, on favorable terms or at all. Failure to exercise the WWP Option will subject us to a fee equal to $25.0 million. In addition, the loan securing Worldwide Plaza includes provisions which could restrict our exercise of the WWP Option unless we prepay the loan or meet certain tests, including net worth tests. While we believe we currently meet such tests, there can be no assurance that we will meet them at the time that we desire to exercise the WWP Option.

Dividends
During the three months ended September 30, 2016, we declared and paid a dividend at a rate equal to $0.46 per share per annum. Payments on dividends declared are made to stockholders of record at the close of business on the 8th day of each month, and payable on the 15th day of such month. For U.S Federal income tax purposes, amounts paid to our stockholders may be a return of capital and not a return on a stockholder's investment. Our board of directors may reduce the amount of dividends or distributions paid or suspend dividend payments at any time and therefore dividend payments are not assured.
During the nine months ended September 30, 2016, dividends paid totaled $58.8 million, inclusive of $1.8 million of distributions paid on OP units and participating LTIP units. During the nine months ended September 30, 2016, cash used to pay our dividends was primarily generated from cash flows provided by operations, cash on hand and distributions in respect of our interest in Worldwide Plaza.
In October 2016, we announced that, in light of our previously announced plan of liquidation , which is subject to stockholder approval, our board of directors had determined that we will not pay a regular dividend for the month of November 2016 and do not currently expect to pay a regular monthly dividend for the month of December 2016. In addition, the Waiver Agreement provides that we will not to pay any cash dividends to stockholders (or make certain other restricted payments) until the earlier of December 31, 2016 and the repayment of all amounts outstanding under the Credit Facility. As described in the preliminary proxy statement, if the plan of liquidation is approved by our stockholders, we thereafter expect to make periodic liquidating distributions out of net proceeds of asset sales, subject to satisfying our liabilities and obligations, in lieu of regular monthly dividends. If the plan of liquidation is not approved by our stockholders, our board of directors will re-evaluate our dividend policy.
We are required to distribute annually at least 90% of our annual REIT taxable income, determined without regard for the deduction for dividends paid and excluding net capital gains.
The following table shows the sources for the payment of dividends for the periods presented:

	Three Months Ended						Nine Months Ended
	March 31, 2016		June 30, 2016		September 30, 2016		September 30, 2016
(In thousands)		Percentage of Distributions		Percentage of Distributions		Percentage of Distributions		Percentage of Distributions
Dividends:
Dividends paid in cash	$18,895		$18,986		$19,046		$56,927
Other(1)	428		1,047		349		1,824
Total dividends	$19,323		$20,033		$19,395		$58,751
Source of dividend coverage:
Cash flows provided by operations	$5,708	29.5%	$387	1.9%	$—	—%	$6,095	10.4%
Distributions in respect of our interest in Worldwide Plaza	7,900	40.9%	8,200	40.9%	11,409	58.8%	27,509	46.8%
Cash on hand, including cash from property dispositions and borrowings	5,715	29.6%	11,446	57.2%	7,986	41.2%	25,147	42.8%
Total sources of dividends	$19,323	100.0%	$20,033	100.0%	$19,395	100.0%	$58,751	100.0%
Cash flows provided by (used in) operations (GAAP basis)	$5,708		$387		$(9,104)		$(3,009)
Net income (loss) attributable to stockholders (in accordance with GAAP)	$487		$(11,540)		$(45,267)		$(56,320)
__________________

(1)	Includes distributions on OP units and participating LTIP units.
Loan Obligations
As of September 30, 2016, we had consolidated mortgage notes payable of $369.2 million, excluding $427.9 million of unconsolidated mortgage debt reflecting our pro rata share of Worldwide Plaza's total mortgage debt of $875.0 million. As of September 30, 2016, the consolidated mortgage notes payable had a weighted average interest rate of 4.0% and our pro rata share of unconsolidated mortgage debt relating to Worldwide Plaza had a weighted average interest rate of 4.6%.
The payment terms of our mortgage loan obligations require principal and interest amounts payable monthly and our Credit Facility is interest-only with all unpaid principal and interest due at maturity. Our loan agreements require us to comply with specific reporting covenants. As of September 30, 2016, we were in compliance with the debt covenants under our loan agreements except with respect to the default under restricted payments covenant under the Credit Facility, which has been waived, as described under “—Principal Sources of Funds — Availability of Funds from the Credit Facility.”

The revolving portion of our Credit Facility was scheduled to mature in August 2016. We used our first of two options to extend the maturity date of the revolving loan component of the Credit Facility through August 2017. We have one option remaining to extend the maturity date of the revolving loan component of the Credit Facility through August 2018.
Contractual Obligations
Debt Obligations
The following is a summary of our contractual debt obligations as of September 30, 2016:

			Years Ended December 31,
(In thousands)	Total	October 1, 2016 - December 31, 2016	2017 — 2018	2019 — 2020	Thereafter
Principal payments due:
Mortgage notes payable	$369,186	$106	$51,948	$312,910	$4,222
Credit Facility	485,000	—	485,000	—	—
	$854,186	$106	$536,948	$312,910	$4,222
Interest payments due:
Mortgage notes payable	$43,102	$4,787	$26,809	$11,405	$101
Credit Facility	18,739	2,193	16,546	—	—
	$61,841	$6,980	$43,355	$11,405	$101
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

			Years Ended December 31,
(In thousands)	Total	October 1, 2016 - December 31, 2016	2017 — 2018	2019 — 2020	Thereafter
Capital lease obligations	$3,770	$22	$172	$172	$3,404
Operating lease obligations	268,193	1,226	9,994	10,692	246,281
Total lease obligations	$271,963	$1,248	$10,166	$10,864	$249,685
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

Related-Party Transactions and Agreements
We have entered into agreements with affiliates of our Sponsor, whereby we have paid or may in the future pay certain fees or reimbursements to our Advisor, its affiliates and entities under common control with our Advisor in connection with acquisition and financing activities, asset and property management services and reimbursement of operating and offering related costs. The predecessor to the parent of the Sponsor is a party to a services agreement with RCS Advisory Services, LLC, a subsidiary of the parent company of the Former Dealer Manager (“RCS Advisory”), pursuant to which RCS Advisory and its affiliates provided us and certain other companies sponsored by AR Global with services (including, without limitation, transaction management, compliance, due diligence, event coordination and marketing services, among others) on a time and expenses incurred basis or at a flat rate based on services performed. The predecessor to the parent of the Sponsor instructed RCS Advisory to stop providing such services in November 2015 and no services have since been provided by RCS Advisory. We were party to a transfer agency agreement with American National Stock Transfer, LLC ("ANST"), pursuant to which ANST provided us with transfer agency services (including broker and stockholder servicing, transaction processing, year-end Internal Revenue Service ("IRS") reporting and other services), and supervisory services overseeing the transfer agency services performed by DST Systems, Inc., a third-party transfer agent. AR Global received written notice from ANST on February 10, 2016 that it would wind down operations by the end of the month and would withdraw as the transfer agent effective February 29, 2016. Subsequently, we entered into an agreement with Computershare, Inc, a third-party transfer agent to provide us directly with transfer agency services (including broker and stockholder servicing, transaction processing, year-end IRS reporting and other services). See Note 11 — Related Party Transactions and Arrangements to our accompanying consolidated financial statements.
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
As of September 30, 2016, our debt consisted of both fixed and variable-rate debt. We had fixed-rate secured mortgage notes payable and fixed-rate loans under our Credit Facility, with an aggregate carrying value of $144.2 million and a fair value of $148.3 million. Changes in market interest rates on our fixed-rate debt impact the fair value of the notes, but it has no impact on interest due on the notes. For instance, if interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our obligation to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed–rate debt assumes an immediate 100 basis point move in interest rates from their September 30, 2016 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt by $1.5 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt by $1.5 million.
As of September 30, 2016, our variable-rate debt had a carrying and fair value of $710.0 million. Interest rate volatility associated with this variable-rate debt affects interest expense incurred and cash flow. The sensitivity analysis related to our variable-rate debt assumes an immediate 100 basis point move in interest rates from their September 30, 2016 levels, with all other variables held constant. A 100 basis point increase or decrease in variable interest rates on our variable-rate debt would increase or decrease our interest expense by $7.1 million annually.
These amounts were determined by considering the impact of hypothetical interest rates changes on our borrowing costs, and assuming no other changes in our capital structure. As the information presented above includes only those exposures that existed as of September 30, 2016, it does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.

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
Changes in Internal Control Over Financial Reporting.
No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
The information contained under the heading "Litigation" in "Note 10 — Commitments and Contingencies" to our consolidated financial statements is incorporated by reference into this Part II, Item 1. Except as set forth therein and below, we are not a party to, and none of our properties are subject to, any material pending legal proceedings.
Harris Derivative Suit Litigation
In October 2016, Berney Harris filed a derivative complaint (the “Harris Complaint”) on behalf of our public stockholders against us, members of our board of directors (the “Director Defendants”), the Advisor, and certain affiliates of the Advisor (together with the Advisor, the “Advisor Defendants”). The Harris Complaint alleges, among other things, that the Director Defendants breached their fiduciary duties to our public stockholders by putting the interests of the Advisor Defendants before those of our public stockholders, which breach was aided and abetted by the Advisor Defendants. The Harris Complaint also asserts claims of corporate waste against the Director Defendants and unjust enrichment against certain of the Advisor Defendants. We have consulted with legal counsel and plans to vigorously defend against all claims.
Item 1A. Risk Factors.
We are asking our stockholders to approve the plan of liquidation at the Annual Meeting, and the following additional risks associated with the plan of liquidation represent material changes from risk factors applicable to us as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015. In this section, references to “you” refers to the holders of our common stock.
We cannot assure you of the actual amount you will receive in liquidating distributions pursuant to the plan of liquidation or when you will receive them.
The net proceeds of the plan of liquidation will be distributed to stockholders over time from the plan of liquidation in one or more liquidating distributions. The actual amount that we will distribute to you in the liquidation will depend upon the actual amount of our liabilities, the actual proceeds from the sale of our properties, the actual fees and expenses incurred in connection with the sale of our properties, the actual expenses incurred in the administration of our properties prior to disposition, our actual general and administrative expenses, including contractual management fees paid to the Advisor or any replacement advisor and other liabilities that may be incurred by us, our ability to continue to meet the requirements necessary to retain our status as a REIT throughout the period of the liquidation process, our ability to avoid U.S. federal income and excise taxes throughout the period of the liquidation process and other factors. If our liabilities (including, without limitation, tax liabilities and compliance costs) are greater than we currently expect or if the sales prices of our assets are less than we expect, you will receive less in total liquidating distributions.
We will seek to sell most or all of our assets and make most or all of the liquidating distributions within six to 12 months after the plan of liquidation is approved by our stockholders, although there is no assurance such sales and such distributions will be made within that time period. We will be unable to pay liquidating distributions until we repay the amount required to be repaid under the new credit facility refinancing the Credit Facility, which may delay the timing of liquidating distributions or, depending on the terms of the new credit facility, prevent liquidating distributions until we repay our indebtedness in full. Additionally, our board of directors has discretion as to the timing of distributions of net sales proceeds.
We cannot assure you of the actual amount you will receive in liquidating distributions pursuant to the plan of liquidation or when you will receive them.
If we are unable to find buyers for our assets on a timely basis or at our expected sales prices, our liquidating distributions may be delayed or reduced.
As of the date of this Quarterly Report on Form 10-Q, none of our assets are subject to a binding sale agreement providing for their sale. The sales prices that we will ultimately be able to obtain for these assets are subject to many variables, which could affect the amount we realize on sale. For example, in order to find buyers in a timely manner, we may be required to lower our asking price below the low end of our current estimate of the asset’s market value. If we are not able to find buyers for these assets in a timely manner or if we have overestimated the sales prices we will receive, our liquidating distributions to our stockholders would be delayed or reduced. Furthermore, real estate sales prices are constantly changing and fluctuate with changes in interest rates, supply and demand dynamics, occupancy percentages, lease rates, the availability of suitable buyers, the perceived quality and dependability of income flows from tendencies and a number of other factors, both local and national. Our liquidation proceeds may also be affected by the terms of prepayment or assumption costs associated with debt encumbering our real estate assets. In addition, transactional fees and expenses or unknown liabilities, if any, may adversely impact the net liquidation proceeds from our assets.

The current terms of the Credit Facility prevent us from proceeding with the sale of all or substantially all of our assets and other restrictions in the Credit Facility limit our ability to complete sales of the 12 assets included in the Credit Facility borrowing base, limit our ability to pay dividends beyond a certain level, and limit our ability to take other steps required to implement a plan of liquidation effectively. While we are currently seeking to obtain new financing to repay the Credit Facility, there can be no assurance that such financing will be available on a timely basis, on favorable terms or at all.
The sale of all or substantially all of our assets is not permitted under the Credit Facility. The Credit Facility also restricts us from selling the 12 properties currently included in the “borrowing base” unless we substitute a property with equal or greater value and equal or greater net operating income and contains requirements as to the minimum number of properties in our borrowing base. In addition, the Credit Facility contains operating covenants that limit our ability to, among other things, pay dividends or distributions to stockholders above a percentage threshold of our Modified Funds From Operations (as defined in the Credit Facility), and financial covenants, including the maintenance of certain ratios (such as specified debt to equity and debt service coverage ratios) as well as the maintenance of a minimum net worth.
The terms of our Credit Facility could adversely affect our ability to engage in the type of actions contemplated by the plan of liquidation. In the event that we breach any of these terms, we could be in default under our Credit Facility or other indebtedness and may be required to repay our indebtedness with capital from other sources. Under such circumstances, other sources of debt or equity capital may not be available to us, or may be available only on unattractive terms.
While we have begun the process of seeking new financing to repay the Credit Facility on terms that will facilitate our implementation of the plan of liquidation, there can be no assurance that such financing will be available on a timely basis, on acceptable terms or at all. Any delay in our ability to obtain new financing may have an adverse effect on our business and operations, delay our completion of asset sales, pursuant to the plan of liquidation or otherwise, and may reduce or delay the liquidating distributions that will be paid to our stockholders.
We do not currently have sufficient funds to exercise the WWP Option.
We do not currently have access to the estimated $270 million in additional capital required to exercise the WWP Option when we have the right to do so, commencing on January 1, 2017 and extending through June 30, 2017. We also will require additional capital to fund our other capital needs, including funds that will be needed to implement the plan of liquidation effectively. For example, we may be required to invest capital to correct defects or to make improvements before a property can be sold. We cannot assure you that we will have funds available to correct these defects or to make these improvements. Any reduction in the value of our assets would make it more difficult for us to sell those assets for the amounts that we have estimated. Reductions in the amounts that we receive when we sell our assets could decrease the payment of distributions to stockholders.
While we have commenced the process of seeking new financing in sufficient amount to exercise the WWP Option and meet our other capital needs, there can be no assurance that such financing will be available on a timely basis, on favorable terms or at all. Our failure to meet our capital needs with financing that is on favorable terms could reduce and delay the liquidating distributions we make to our stockholders.
The existing loans encumbering the Worldwide Plaza property include provisions which could restrict our ability to assume those loans without lender consent upon exercise of the WWP Option and indirectly could limit our ability to sell assets prior to exercising the WWP Option.
In order to be a “qualified transferee” eligible to assume the existing loans encumbering the Worldwide Plaza property without lender consent, we would be required to meet a minimum net worth requirement of $750.0 million and a minimum value of real estate assets controlled (through ownership or management) requirement of $2.0 billion (exclusive of our interest in the Worldwide Plaza property and exclusive of cash). Selling some of our assets prior to exercising the WWP Option could result in us failing to meet the requirement as to real estate assets controlled. In addition, even if we do not sell assets, there can be no assurance that we will meet the requirements to be a “qualified transferee” at the time that we desire to exercise the WWP Option. Repayment of the existing loans encumbering the Worldwide Plaza property would result in a substantial defeasance cost, which we estimated would be approximately $168.3 million as of November 1, 2016, and, to the extent we do not meet the requirements to be a “qualified transferee,” we may not be able to obtain lender consent on commercially reasonable terms, or at all. These provisions and circumstances may limit our ability to complete the sale of any properties before the WWP Option is exercised.

We would need our joint venture partner’s consent in order to sell our existing 48.9% ownership interest in the Worldwide Plaza property or to sell the WWP Option and, if we are able to exercise the WWP Option, our ability to sell the Worldwide Plaza property or our interests in Worldwide Plaza may be delayed by a right of first offer held by one of the tenants of the Worldwide Plaza property.
Consent of our joint venture partner is not required to exercise the WWP Option, but consent is required to sell our existing 48.9% ownership interest in the Worldwide Plaza property or to sell the WWP Option instead of exercising it. There can be no assurance that our joint venture partner will consent if we seek to sell our existing 48.9% ownership interest in the Worldwide Plaza property or to sell the WWP Option or, if consent is given, whether it will be given on commercially reasonable terms. Any amounts we are required to pay to our joint venture partner to induce it to consent would reduce the proceeds from the sale of the asset and the amount of liquidating distributions we make to our stockholders.
In addition, the lease of one of the tenants of the Worldwide Plaza property contains a right requiring us to offer that tenant the option to purchase all of the Worldwide Plaza property, or the membership interests in Worldwide Plaza, at a price and other material terms proposed by us prior to our selling the Worldwide Plaza property or all or substantially all of the membership interests in Worldwide Plaza to a third party, which would be applicable to us if we acquire the 48.9% interest upon exercise of the WWP Option. If, after a 45-day period, the tenant rejects our offer or fails to deliver the purchase contract accompanying our offer, we may then sell the Worldwide Plaza property or the interests in Worldwide Plaza, provided that we will be required to re-offer the property or the interests in Worldwide Plaza to the tenant if we desires to sell the Worldwide Plaza property or the interests in Worldwide Plaza for a purchase price (and other economic consideration) less than 92.5% of the initial purchase price contained in our offer. The existence of these rights may delay our ability to sell the Worldwide Plaza property or our interests in Worldwide Plaza on terms and in the timeframe of our choosing and may diminish the price other potential purchasers may be willing to pay for the Worldwide Plaza property or our interests in Worldwide Plaza, which may reduce or delay the liquidating distributions that will be paid to our stockholders.
If we are unable to satisfy all of our obligations to creditors, or if we have underestimated our future expenses, the amount of liquidation proceeds will be reduced.
If the plan of liquidation is approved by the stockholders, we intend to file articles of dissolution with the State Department of Assessments and Taxation of Maryland (“SDAT”) promptly after the sale of all of our remaining assets or at such time as we have transferred our company’s remaining assets, subject to its liabilities, into a liquidating trust. Pursuant to Maryland law, our company will continue to exist for the purpose of paying, satisfying and discharging any debts or obligations, collecting and distributing its assets, and doing all other acts required to liquidate and wind up its business and affairs. We intend to pay for all liabilities and distribute all of our remaining assets, which may be accomplished by the formation of a liquidating trust, before we file our articles of dissolution.
Under Maryland law, certain obligations or liabilities imposed by law on our stockholders, directors, or officers cannot be avoided by the dissolution. For example, if we make distributions to our stockholders without making adequate provisions for payment of creditors’ claims, our stockholders could be liable to the creditors to the extent of the distributions in excess of the amount of any payments due to creditors. The liability of any stockholder is, however, limited to the amounts previously received by such stockholder from us (and from any liquidating trust). Accordingly, in such event, a stockholder could be required to return all liquidating distributions previously made to such stockholder and a stockholder could receive nothing from us under the plan of liquidation. Moreover, in the event a stockholder has paid taxes on amounts previously received as a liquidating distribution, a repayment of all or a portion of such amount could result in a stockholder incurring a net tax cost if the stockholder’s repayment of an amount previously distributed does not cause a commensurate reduction in taxes payable. Therefore, to the extent that we have underestimated the size of our contingency reserve and distributions to our stockholders have already been made, our stockholders may be required to return some or all of such distributions.

Decreases in property values may reduce the amount we receive upon a sale of our assets, which would reduce the amount you receive in liquidating distributions.
The plan of liquidation provides for the sale of all or substantially all of our assets, all of which are real estate investments, and we cannot predict whether we will be able to do so at a price or on the terms and conditions acceptable to us. Investments in real properties are relatively illiquid. The amount we receive upon sale of our assets depends on the underlying value of our assets, and the underlying value of our assets may be reduced by a number of factors that are beyond our control, including, without limitation, the following:
•changes in general economic or local conditions;
•changes in supply of or demand for similar or competing properties in an area;

•	changes in interest rates and availability of mortgage funds that may render the sale of a property difficult or unattractive;
•increases in operating expenses;
•the financial performance of our tenants, and the ability of our tenants to satisfy their obligations under their leases;
•vacancies and inability to lease or sublease space;
•potential major repairs which are not presently contemplated or other contingent liabilities associated with the assets;
•competition;
•changes in tax, real estate, environmental and zoning laws; and
•periods of high interest rates and tight money supply.
If our liquidation costs or unpaid liabilities are greater than we expect, our liquidating distributions may be delayed or reduced.
Before making the final liquidating distribution, we will need to pay or arrange for the payment of all of our transaction costs in the liquidation, all other costs and all valid claims of our creditors. Our board of directors may also decide to acquire one or more insurance policies covering unknown or contingent claims against us, for which we would pay a premium which has not yet been determined. Our board of directors may also decide to establish a reserve fund to pay these contingent claims. In addition, if the claims of our creditors are greater than we have anticipated or we decide to acquire one or more insurance policies covering unknown or contingent claims against us, our liquidating distributions may be delayed or reduced. Further, if a reserve fund is established, payment of liquidating distributions to our stockholders may be delayed or reduced.
Defaults under future sale agreements may delay or reduce liquidating distributions.
If our stockholders approve the plan of liquidation and it is implemented, we will seek to enter into binding sale agreements for each of our properties. The consummation of the potential sales for which we will enter into sale agreements in the future will be subject to satisfaction of closing conditions. If any of the transactions contemplated by these future sale agreements do not close because of a buyer default, failure of a closing condition or for any other reason, we may not be able to enter into a new agreement on a timely basis or on terms that are as favorable as the original sale agreement. Any delay in the completion of asset sales could delay our payment of liquidating distributions to our stockholders. We will also incur additional costs involved in locating a new buyer and negotiating a new sale agreement for this asset. If we incur these additional costs, our liquidating distributions to our stockholders would be reduced.
If we are unable to maintain the occupancy rates of currently leased space and lease currently available space or if tenants default under their leases or other obligations to us during the liquidation process, our cash flow will be reduced and our liquidating distributions may be reduced.
We depend on tenants for revenue, and, accordingly, our revenue is dependent upon the success and economic viability of our tenants. There can be no assurance that, during the implementation of the plan of liquidation, we would maintain the occupancy rates of currently-leased space, that we would be able to rent certain currently available space and that we would not experience any significant tenant defaults during the liquidation process that were not subsequently cured. Negative trends in one or more of these factors during the liquidation process may adversely affect the sales price of the impacted assets, which would reduce our liquidating distributions. Moreover, to the extent that we receive less rental income than we expect during the liquidation process, our liquidating distributions will be reduced. We may also decide in the event of a tenant default to restructure the lease, which could require us to substantially reduce the rent payable to us under the lease, or make other modifications that are unfavorable to us. Any reduction in our operating cash flow could cause the payment of liquidating distributions to our stockholders to be delayed or reduced.

If the plan of liquidation is not approved by our stockholders, there would be no assurance that we would resume paying monthly dividends or at what rate we would pay monthly dividends, if at all.
In October 2016, we announced that, in light of the plan of liquidation, which is subject to stockholder approval, our board of directors had determined that we will not pay a regular dividend for the month of November 2016 and do not currently expect to pay a regular monthly dividend for the month of December 2016. If the plan of liquidation is approved by our stockholders and it is implemented, we thereafter expect to make periodic liquidating distributions out of net proceeds of asset sales, subject to satisfying our liabilities and obligations, in lieu of regular monthly dividends. If the plan of liquidation is not approved by our stockholders, our board of directors will re-evaluate our dividend policy; however, even in these circumstances, there would be no assurance that we would resume paying monthly dividends or at what rate we would pay monthly dividends, if at all.
Our failure to remain qualified as a REIT would reduce the amount of our liquidating distributions.
Although our board of directors does not presently intend to terminate our REIT status prior to the final distribution of our assets and our dissolution, our board of directors may take actions pursuant to the plan of liquidation which would result in such a loss of REIT status. Upon the final distribution of our assets and our dissolution, our existence and our REIT status will terminate. However, there is a risk that our actions in pursuit of the plan of liquidation may cause us to fail to meet one or more of the requirements that must be met in order to qualify as a REIT prior to completion of the plan of liquidation. For example, to qualify as a REIT, at least 75% of our gross income must come from real estate sources and 95% of our gross income must come from real estate sources and certain other sources that are itemized in the REIT provisions in the Internal Revenue Code of 1986, as amended (the “Code”), mainly interest and dividends. We may encounter difficulties satisfying these requirements as part of the liquidation process. In addition, in selling our assets, we may recognize ordinary income in excess of the cash received. The REIT provisions in the Code require us to pay out a large portion of our ordinary income in the form of a dividend to stockholders. However, to the extent that we recognize ordinary income without any cash available for distribution, and if we are unable to borrow to fund the required dividend or find another way to meet the REIT distribution requirements, we may cease to qualify as a REIT. While we expect to comply with the requirements necessary to qualify as a REIT in any taxable year, if we are unable to do so, we will, among other things (unless entitled to relief under certain statutory provisions):
•not be allowed a deduction for dividends paid to stockholders in computing our taxable income;
•be subject to U.S. federal income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates;
•be subject to increased state and local taxes; and
•be disqualified from treatment as a REIT for the taxable year in which we lose our qualification and for the four following taxable years.
As a result of these consequences, our failure to qualify as a REIT could cause the amount of the liquidating distributions to our stockholders to be reduced.
Pursuing the plan of liquidation may increase the risk that we will become liable for U.S. federal income and excise taxes.
We generally are not subject to U.S. federal income tax to the extent that we distribute to our stockholders during each taxable year (or, under certain circumstances, during the subsequent taxable year) dividends equal to our taxable income for the year (determined without regard to the deduction for dividends paid and by excluding any net capital gain). However, we are subject to U.S. federal income tax to the extent that our taxable income exceeds the amount of dividends distributed to our stockholders for the taxable year. In addition, we are subject to a 4% nondeductible excise tax on the amount, if any, by which certain distributions paid by us with respect to any calendar year are less than the sum of 85% of our ordinary income for that year, plus 95% of our capital gain net income for that year, plus 100% of our undistributed taxable income from prior years. While we intend to make distributions to our stockholders sufficient to avoid the imposition of any U.S. federal income tax on our taxable income and the imposition of the excise tax, differences in timing between our actual cash flow and the recognition of our taxable income, could cause us to have to either borrow funds on a short-term basis to meet the REIT distribution requirements, find another alternative for meeting the REIT distribution requirements, or pay U.S. federal income and excise taxes. In addition (and as discussed in more detail below), net income from the sale of properties that are “dealer” properties (a “prohibited transaction” under the Code) would be subject to a 100% excise tax. The cost of borrowing or the payment of U.S. federal income and excise taxes would reduce the amount of liquidating distributions to our stockholders.

The sale of our assets may cause us to be subject to a 100% excise tax on the net income from “prohibited transactions,” which would reduce the amount of our liquidating distributions.
REITs are subject to a 100% excise tax on any net income from “prohibited transactions,” which include sales or other dispositions of property held for sale to customers in the ordinary course of the REIT’s trade or business which is not a foreclosure property. The determination of whether property is held for sale to customers in the ordinary course of our trade or business is inherently factual in nature and, thus, cannot be predicted with certainty. The Code provides a “safe harbor” which, if all its conditions are met, would protect a REIT’s property sales from being considered prohibited transactions. The conditions include, among other things, that the property be held by us for at least two years for the production of rental income and that we do not have more than seven property sales in any taxable year (there are alternative conditions to this seven sales condition, but those alternatives could not be met in the context of our complete liquidation). Each of the properties we currently own has been held by us for at least two years for the production of rental income, and we may attempt to manage the timing of the sales of our properties so that we are able to meet the safe harbor in connection with our plan of liquidation. However, if we were to exercise the WWP Option (or were to acquire an additional real estate asset in order to preserve the value of our existing assets during the liquidation process) and if we are to completely liquidate within 24 months of approval of the plan of liquidation by our stockholders, we could not satisfy the safe harbor with respect to the portion of the Worldwide Plaza property we acquired through the exercise of the WWP Option (and any additional real estate asset acquired). Regardless of whether a transaction qualifies for the safe harbor, we believe, but cannot assure you, that all of our properties are held for investment, should not be considered to be held for sale to customers in the ordinary course of our trade or business (including our interest in the Worldwide Plaza property and any additional interest acquired through the exercise of the WWP Option and any additionally acquired real estate asset) and we intend to structure our property sales pursuant to the plan of liquidation in a manner that none of these sales will be subject to this tax. However, because of the number of properties that would have to be sold and the inability to meet the safe harbor with respect to at least a portion of the Worldwide Plaza property (and any additionally acquired real estate asset), there is a risk that the IRS could seek to treat some or all of the property sales as prohibited transactions resulting in the payment of taxes by us, in which case the amount of liquidating distributions to our stockholders could be significantly reduced.
Distributing interests in a liquidating trust may cause you to recognize taxable gain prior to the receipt of cash.
The REIT provisions of the Code generally require that each year we distribute as a dividend to our stockholders at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding net capital gain). Liquidating distributions we make pursuant to a plan of liquidation will qualify for the dividends paid deduction, provided that they are made within 24 months of the adoption of such plan. Conditions may arise which cause us not to be able to liquidate within such 24-month period. For instance, it may not be possible to sell our assets at acceptable prices during such period. In such event, rather than retain our assets and risk losing our status as a REIT, we intend, for tax purposes, to transfer our remaining assets and liabilities to a liquidating trust in order to meet the 24-month requirement. We may also elect to transfer our remaining assets and liabilities to a liquidating trust within such 24-month period to avoid the costs of operating as a public company. Such a contribution would be treated for U.S. federal income tax purposes as a distribution of our remaining assets to our stockholders, followed by a contribution of the assets to the liquidating trust. As a result, you would recognize gain to the extent your share of the cash and the fair market value of any assets received by the liquidating trust was greater than your tax basis in your stock (reduced by the amount of all prior liquidating distributions made to you during the liquidation period) prior to the subsequent sale of such assets and the distribution to you of the net cash proceeds, if any. Pursuant to IRS guidance, the liquidating trust generally could have up to three years to complete the sale of our assets and distribute the net proceeds to you. Such transfer also may have adverse tax consequences for tax-exempt and non-U.S. stockholders, including with respect to the on-going activity of the liquidating trust.
In addition, it is possible that the fair market value of the assets received by the liquidating trust, as estimated for purposes of determining the extent of the stockholder’s gain at the time interests in the liquidating trust are distributed to the stockholders, will exceed the cash or fair market value of property received by the liquidating trust on a sale of the assets. In this case, the stockholder would recognize a loss in a taxable year subsequent to the taxable year in which the gain was recognized, which loss may be limited under the Code.
Our entity value may be adversely affected by adoption of the plan of liquidation.
Once our stockholders approve the plan of liquidation and we commence implementing the plan of liquidation, we will begin the process of winding-up our operations. This may dissuade parties that might have an interest in acquiring our company from pursuing such an acquisition and may, especially as the liquidation process progresses and draws closer to completion, also preclude other possible courses of action not yet identified by our board of directors.

Our board of directors may terminate, modify or amend the plan of liquidation at any time before or after it is approved by our stockholders.
Our board of directors has adopted and approved the plan of liquidation. Nevertheless, our board of directors may terminate the plan of liquidation for any reason. This power of termination may be exercised both before and after any approval of the plan of liquidation proposal by our stockholders, up to the time that the articles of dissolution have been accepted for record by the SDAT. Notwithstanding approval of the plan of liquidation proposal by our stockholders, our board of directors may modify or amend the plan of liquidation without further action by our stockholders to the extent permitted under then current law. Our board of directors may conclude either that its duties under applicable law require it to pursue business opportunities that present themselves or that abandoning the plan of liquidation is otherwise in the best interests of our company. If our board of directors elects to pursue any alternative to the plan of liquidation, our stockholders may not receive any liquidating distributions.
Because liquidating distributions may be made in multiple tax years, if we were to abandon the plan of liquidation in a tax year subsequent to one in which we already made liquidating distributions, the timing and character of your taxation with respect to liquidating distributions made to you in the prior tax year could change, which may subject you to tax liability (which tax liability could be at ordinary income rather than capital gains rates) in the prior tax year that you would not otherwise have been subject to, and we could lose our REIT status as of the beginning of such prior tax year.
The U.S. federal income tax consequences of abandoning a plan of liquidation are not entirely clear once we have begun making liquidating distributions, in particular because liquidating distributions could be made in multiple tax years during the 24 months we have for U.S. federal income tax purposes to complete our liquidation after the plan of liquidation has been approved by our stockholders. In general, distributions to you under the plan of liquidation, including your pro rata share of the fair market value of any assets that are transferred to a liquidating trust, should not be taxable to you for U.S. federal income tax purposes until the aggregate amount of liquidating distributions to you exceeds your adjusted tax basis in your shares of common stock, and then should be taxable to you as capital gain (assuming you hold your shares as a capital asset). However, if we abandon the plan of liquidation, the U.S. federal income tax treatment of any liquidating distributions already made pursuant to the plan of liquidation would change because they would no longer be treated as having been made as part of our complete liquidation. Instead, any such distributions would be treated as either a distribution made with respect to the shares you hold, subject to the normal rules of U.S. federal income tax the distributions you currently receive are subject to, or as payment to you for the sale or exchange of your shares in partial redemption of them. Whether sale or distribution treatment would apply to you depends on your particular circumstances and we cannot predict which would apply; however, regardless of which treatment would apply, each distribution likely would be at least be partially taxable to you. Accordingly, if we had made liquidating distributions in the tax year we adopted the plan of liquidation which did not exceed your tax basis in your shares (and therefore were not taxable to you), and we abandoned the plan of liquidation in the subsequent tax year, you may now have a tax liability with respect to the distributions made to you in the prior tax year, and, if they are treated as distributions rather than a sale or exchange, whether you are taxed at ordinary income or capital gains rates may depend on whether we had declared any portion of such distributions as capital gain dividends. In addition, liquidating distributions we make pursuant to a plan of liquidation qualify for the dividends paid deduction (which helps us ensure we meet our annual distribution requirement during our liquidation process), provided that they are made within 24 months of the adoption of such plan; however, if such distributions were no longer made pursuant to our complete liquidation within 24 months of the adoption of our plan of liquidation, whether any part of such distributions qualify for the dividends paid deduction will depend on different criteria. If we had made some liquidating distributions in one tax year and we abandoned the plan of liquidation in the subsequent tax year, it is possible that we may not have made sufficient distributions in that first tax year to satisfy our annual distribution requirement for that tax year which, if we are unable to cure such failure, could result in the loss of our REIT status effective as of the beginning of that first tax year.
Stockholder litigation related to the plan of liquidation could result in substantial costs and distract our management.
Historically, extraordinary corporate actions by a company, such as our proposed plan of liquidation, often lead to securities class action lawsuits being filed against that company. We are already subject to a stockholder lawsuit that includes claims related to the strategic alternatives process that led to the approval of the plan of liquidation and may become subject to more of this type of litigation as a result of our proposal of the plan of liquidation, which risk may be increased if stockholders approve the plan of liquidation. This litigation may be expensive and, even if we ultimately prevail, the process of defending against the lawsuit will divert management’s attention from implementing the plan of liquidation and otherwise operating our business. If we do not prevail in such a lawsuit, we may be liable for damages. We cannot predict the amount of any such damages, however, if applicable, they may be significant and may cause liquidating distributions to our stockholders to be delayed.

Our board of directors is evaluating proposals from third parties, including a proposal from the Advisor, to serve as our external advisor commencing December 27, 2016, and, if we do not enter into a new advisory agreement with the Advisor and no suitable replacement for the Advisor is found, we may not be able to execute the plan of liquidation as effectively as we have anticipated and our business and results of operations could be materially adversely affected.
Pursuant to the Advisory Agreement, we have provided notice to the Advisor that the Advisory Agreement will terminate in accordance with its terms on December 26, 2016. We are evaluating proposals received under our previously announced RFP, including a proposal from the Advisor, and a decision has not been made as to whether we will enter into a new advisory agreement with the Advisor or another party or the terms of any new advisory agreement. Accordingly, there can be no assurance that our Advisor will continue providing services to us after December 26, 2016. We expect to complete this RFP process and make a selection of an advisor prior to the annual meeting, but there can be no assurance we will be able to do so. If we do not enter into a new advisory agreement with the Advisor and no suitable replacement is found as a result of the RFP or we are not otherwise able to obtain the management services we require, our business and results of operations could be materially adversely affected and we may not be able to effectively execute the plan of liquidation thereby resulting in, among other things, possible delays in the sales of our properties.
If we enter into a new advisory agreement with a person other than the Advisor, it will be necessary to transition the services to the new service provider. Pursuant to the Advisory Agreement, the Advisor has agreed to cooperate with us and our board of directors in making an orderly transition of the advisory function. However, there can be no assurance that the services provided by the Advisor under this provision will be sufficient to prevent any disruption to our business from occurring and that our business, administration and results of operations will not be adversely affected as a result of the transition of the services from the Advisor to a new service provider.
We would need the consent of the lenders under the Credit Facility and certain of our other indebtedness in order to replace the Advisor, which may limit our ability to obtain a suitable replacement advisor.
The current terms of the Credit Facility prevent us from replacing the Advisor without the consent of two-thirds of the lenders as required under the Credit Facility, and any failure to obtain this consent could cause an event of default under the Credit Facility. While we have begun the process of seeking new financing to repay the Credit Facility on terms that will facilitate our implementation of the plan of liquidation, there can be no assurance that such financing will be available on a timely basis, on acceptable terms or at all. If we are not able to obtain required lender consents or repay the Credit Facility and other indebtedness prior to December 26, 2016, we would be limited in our ability to replace the Advisor without causing a material adverse effect to our business. Replacement or termination of the Advisor without lender consent would also be an event of default under certain of our other indebtedness.
Our ability to operate our business and implement the plan of liquidation depends upon the participation of our executive officers, and other key personnel of our Advisor or, if we retain a new advisor, the key personnel of our new advisor, and there is no assurance such officers and personnel will remain in place through completion of the liquidation.
We are externally managed by the Advisor and have no employees of our own. Personnel and services that we require are provided to us under contracts with our Advisor and its affiliates and will be provided, if our Advisor is replaced, by our new advisor. We depend on our Advisor to manage our operations and manage our real estate assets, including sale of our real estate assets. The Advisor’s responsibilities also include arranging financings, providing accounting services, providing information technology services, preparing and filing all reports required to be filed by it with the SEC, the IRS and other regulatory agencies, maintaining our REIT status, and maintaining our compliance with the Sarbanes-Oxley Act. Accordingly, our ability to operate our business, including implementing the plan of liquidation, depends to a significant degree upon the contributions of our executive officers, and other key personnel of our Advisor. We cannot guarantee that all, or any, of these key personnel, will continue to provide services to us or our Advisor, particularly in light of the liquidation of our business and potential replacement of our Advisor following the expiration of the Advisory Agreement, and the loss of any of these key personnel could cause our ability to successfully implement the plan of liquidation to suffer and could otherwise materially adversely affect our business and results of operations. Similarly, the loss of any key personnel of our new advisor, if we retain a new advisor, could cause our ability to successfully implement the plan of liquidation to suffer and could otherwise materially adversely affect our business and results of operations.

Approval of the plan of liquidation will cause our basis of accounting to change, which could require us to write-down our assets.
Once the stockholders approve the proposed plan of liquidation or adoption of the plan of liquidation appears imminent, we must change our basis of accounting from the going-concern basis to the liquidation basis of accounting. In order for our financial statements to be in accordance with generally accepted accounting principles under the liquidation basis of accounting, all of our assets must be stated at the amount of consideration the entity expects to collect, and all of our liabilities must be recorded at the estimated amounts at which the liabilities are expected to be settled. Based on the most recent available information, if the plan of liquidation is adopted, we currently expect to make liquidating distributions that exceed the amount of our net assets as reported as of September 30, 2016 in the financial statements included elsewhere in this Quarterly Report on Form 10-Q which were prepared in accordance with generally accepted accounting principles for a going concern. However, we cannot assure you what the ultimate amounts of such liquidating distributions will be. Therefore, there is a risk that the liquidation basis of accounting may entail write-downs of certain of our assets to values substantially less than their respective current carrying amounts, and may require that certain of our liabilities be increased or certain other liabilities be recorded to reflect the anticipated effects of an orderly liquidation.
Until the plan of liquidation is approved by our stockholders, we will continue to use the going-concern basis of accounting. If our stockholders do not approve the plan of liquidation, we will continue to account for our assets and liabilities under the going-concern basis of accounting. Under the going-concern basis, assets and liabilities are expected to be realized in the normal course of business. However, long-lived assets to be sold or disposed of should be reported at the lower of carrying amount or estimated fair value less cost to sell. For long-lived assets to be held and used, when a change in circumstances occurs, our management must assess whether we can recover the carrying amounts of our long-lived assets. If our management determines that, based on all of the available information, we cannot recover those carrying amounts, an impairment of value of our long-lived assets has occurred and the assets should be written down to their estimated fair value.
In addition, write-downs in our assets could reduce the price that a third party would be willing to pay to acquire your shares or our assets.
Stockholders could be liable to creditors to the extent of liquidating distributions received if contingent reserves are insufficient to satisfy our liabilities.
If a court holds at any time that we have failed to make adequate provision for our expenses and liabilities or if the amount ultimately required to be paid in respect of such liabilities exceeds the amount available from the contingency reserve and the assets of the liquidating trust, our creditors could seek an injunction to prevent us from making distributions under the plan of liquidation on the grounds that the amounts to be distributed are needed to provide for the payment of our expenses and liabilities. Any such action could delay or substantially diminish the cash distributions to be made to stockholders and/or holders of beneficial interests of the liquidating trust under the plan of liquidation.
If our plan of liquidation is approved, our common stock may be delisted from the NYSE.
Under the rules of NYSE, the exchange has discretionary authority to delist our common stock if we proceed with a plan of liquidation. In addition, the exchange may commence delisting proceedings against us if (i) the average closing price of our common stock falls below $1.00 per share over a 30-day consecutive trading period, (ii) our average market capitalization falls below $15 million over a 30-day consecutive trading period, or (iii) we lose our REIT qualification. Even if the NYSE does not move to delist our common stock, we may voluntarily delist our common stock from the NYSE in an effort to reduce our operating expenses and maximize our liquidating distributions. If our common stock is delisted, you may have difficulty trading your share of our common stock on the secondary market.
If our plan of liquidation is approved, we will continue to incur the expenses of complying with public company reporting requirements during the implementation of the plan of liquidation.
Through the implementation our plan of liquidation, we will have an obligation to continue to comply with the applicable reporting requirements of the Exchange Act, even if compliance with these reporting requirements is economically burdensome. In order to curtail expenses, we may, after filing our articles of dissolution, seek relief from the SEC from the reporting requirements under the Exchange Act. We anticipate that, if such relief is granted, we would continue to file current reports on Form 8-K to disclose material events relating to our liquidation and dissolution, along with any other reports that the SEC might require, but would discontinue filing Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q.

As a result of the plan of liquidation, certain institutional stockholders may be required to sell their shares of our common stock or shares of our common stock may fail to meet the requirements to be on certain indexes.
Upon the adoption of the plan of liquidation, the governing documents of certain of our institutional investors may prohibit them from holding shares of our common stock. Similarly, any index of which our shares of common stock are a member, such as the Russell 2000, may have restrictions that would require our common stock to no longer be part of such index. If either or both of these were to be the case, such institutional investors and other investors who invest in stocks included on such index would be required to divest of the shares of our common stock they hold which would create downward pressure on the trading price of our common stock. If this were to occur, stockholders who sell shares of common stock prior to the completion of the liquidation may receive less than stockholders who receive all liquidating distributions ultimately made.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On July 29, 2016, in accordance with the provisions of the agreement of limited partnership of the OP, we issued 726,365, shares of our common stock upon redemption of 726,365 OP units held by certain individuals who are current or former employees of the Advisor and its affiliates. The shares were issued in reliance upon an exemption from the registration requirements of the Securities Act of 1933 (the “Securities Act”) under Section 4(a)(2) of the Securities Act.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosure.
Not applicable.
Item 5. Other Information.
Indemnification Agreements
On November 3, 2016, the Company entered into identical indemnification agreements (the “Indemnification Agreements”) with each of James P. Hoffmann, Gregory F. Hughes and Craig T. Bouchard (each, an “Indemnitee”) in connection with their election as directors on October 23, 2016. The Indemnification Agreements provide that the Company will indemnify the Indemnitees, to the maximum extent permitted by Maryland law and subject to the limitations set forth in the Indemnification Agreements, from and against all judgments, penalties, fines and amounts paid in settlement and expenses reasonably incurred by each Indemnitee that may result or arise in connection with such Indemnitee serving in his capacity as a present or former director, officer, employee or agent of the Company or as a director, trustee, officer, partner, manager, managing member, fiduciary, employee or agent of any other foreign or domestic corporation, partnership, limited liability company, joint venture, trust, employee benefit plan or other enterprise that such person is or was serving in such capacity at the request of the Company. The Indemnification Agreements further provide that, subject to the limitations set forth in the Indemnification Agreements, the Company will, without requiring a preliminary determination of an Indemnitee’s ultimate entitlement of indemnification under the Indemnification Agreements, advance all reasonable expenses to such Indemnitee incurred by or on behalf of such Indemnitee in connection with any proceeding to which such Indemnitee is or is threatened to be made a party.
The Indemnification Agreements provide that each Indemnitee is entitled to indemnification unless it is established that (a) the act or omission of an Indemnitee was material to the matter giving rise to the proceeding and (i) was committed in bad faith or (ii) was the result of active and deliberate dishonesty, (b) such Indemnitee actually received an improper personal benefit in money, property or services or (c) in the case of any criminal proceeding, such Indemnitee had reasonable cause to believe that his conduct was unlawful. The Indemnification Agreements further limit each Indemnitee’s entitlement to indemnification in cases where (a) the proceeding was one by or in the right of the Company and such Indemnitee was adjudged to be liable to the Company, (b) such Indemnitee was adjudged to be liable on the basis that personal benefit was improperly received in any proceeding charging improper personal benefit to such Indemnitee or (c) the proceeding was brought by such Indemnitee, except in certain circumstances.
The Indemnification Agreements also provide that, except for a proceeding brought by an Indemnitee, the Company has the right to defend such Indemnitee in any proceeding which may give rise to indemnification under the Indemnification Agreements. The Indemnification Agreements grant each Indemnitee the right to separate counsel in certain proceedings involving separate defenses, counterclaims or other conflicts of interest and in proceedings in which the Company fails to assume the defense of such Indemnitee in a timely manner. The Indemnification Agreements further provide that the Company will use its reasonable best efforts to acquire directors and officers liability insurance covering each Indemnitee or any claim made against such Indemnitee by reason of his service to the Company.

The description of the Indemnification Agreements in this Quarterly Report on Form 10-Q is a summary and is qualified in its entirety by the full text of the Indemnification Agreements, which are filed as exhibits to this Quarterly Report on Form 10-Q.
Waiver Agreement
On November 8, 2016, we entered into the Waiver Agreement with Capital One, National Association, as administrative agent, and the other lenders under the Credit Facility to waive a default under the Credit Facility. We were in default under the Credit Facility as of September 30, 2016 because the regular monthly dividends that we paid during the three months ended September 30, 2016, caused us to exceed the amount of restricted payments permitted to be paid under the Credit Facility during the relevant period. Because of this default, the payment of our regular monthly dividend in October 2016 also was not permitted under the Credit Facility.
Pursuant to the Waiver Agreement, we agreed not to pay any cash dividends to stockholders (or make certain other restricted payments) until the earlier of December 31, 2016 and the repayment of all amounts outstanding under the Credit Facility. In addition, pursuant to the Waiver Agreement, we will pay a waiver fee of $0.1 million to lenders which approved the waiver by 5:00 pm New York City time on November 8, 2016 (0.02% of the commitment amount of each such lender).
Other than with respect to the Credit Facility, there is no material relationship between us, on the one hand, and the lenders under the Credit Facility, on the other hand.
The description of the Waiver Agreement in this Quarterly Report on Form 10-Q is a summary and is qualified in its entirety by the full text of the Waiver Agreement, which is filed as an exhibit to this Quarterly Report on Form 10-Q.
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
Nicholas Radesca
Interim Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)

Date: November 9, 2016

EXHIBIT INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
3.1 (1)	Articles Supplementary filed with the State Department of Assessments and Taxation of Maryland on October 24, 2016
10.1 (2)
Termination And Release Agreement, dated as of August 2, 2016, by and among New York REIT, Inc., New York Recovery Operating Partnership, L.P., JBG Properties Inc., JBG/Operating Partners, L.P., and the other parties thereto

10.1 (3)
First Amendment to Second Amended and Restated Credit Agreement by and among New York REIT, Inc., New York Recovery Operating Partnership, L.P. and Capital One, National Association, dated as of August 17, 2016

10.3 (1)	Settlement Agreement, dated as of October 23, 2016, by and among New York REIT, Inc., WW Investors LLC, Michael L. Ashner and Steven C. Witkoff
10.4 *	Indemnification Agreement, dated November 3, 2016, between New York REIT, Inc. and James Hoffmann
10.5 *	Indemnification Agreement, dated November 3, 2016, between New York REIT, Inc. and Gregory Hughes
10.6 *	Indemnification Agreement, dated November 3, 2016, between New York REIT, Inc. and Craig T. Bouchard
10.7 *
Waiver Agreement, dated as of November 8, 2016, by and among New York Recovery Operating Partnership, L.P., New York REIT, Inc., Capital One, National Association, as administrative agent, and the lender parties thereto

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
XBRL (eXtensible Business Reporting Language). The following materials from New York REIT, Inc.'s Quarterly Report on Form 10-Q for the three months ended September 30, 2016, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

_____________________
* Filed herewith.
(1) Filed as an exhibit to New York REIT, Inc.'s Current Report on Form 8-K filed with the SEC on October 24, 2016.
(2) Filed as an exhibit to New York REIT, Inc.'s Current Report on Form 8-K filed with the SEC on August 2, 2016.
(3) Filed as an exhibit to New York REIT, Inc.’s Current Report on Form 8-K filed with the SEC on August 22, 2016.