Form 10-K
period 2016-12-31
New York REIT, Inc.
filed 2017-03-01
CIK 1474464

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission file number: 001-36416

NEW YORK REIT, INC.
(Exact name of registrant as specified in its charter)

Maryland	27-1065431
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

405 Park Ave., 14th Floor, New York, NY	10022
(Address of principal executive offices)	(Zip Code)

(212) 415-6500
(Registrant's telephone number, including area code)
Securities registered pursuant to section 12(b) of the Act:

Title of each class: Common stock, $0.01 par value per share	Name of each exchange on which registered: New York Stock Exchange

Securities registered pursuant to section 12 (g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No  ☐

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The aggregate market value of the shares of common stock held by non-affiliates of the registrant was $1.5 billion based on the closing sale price on the New York Stock Exchange for such stock as of June 30, 2016, the last business day of the registrant's most recently completed second fiscal quarter.

As of January 31, 2017, the registrant had 167,897,796 shares of common stock, $0.01 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant’s proxy statement to be delivered to stockholders in connection with the registrant’s 2017 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K. The registrant intends to file its proxy statement within 120 days after its fiscal year end.

NEW YORK REIT, INC.

FORM 10-K
Year Ended December 31, 2016

i

NEW YORK REIT, INC.

FORM 10-K
Year Ended December 31, 2016

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
The following are some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•
Our board of directors has adopted a plan of liquidation to sell all or substantially all of the assets of our company and our operating partnership, New York Recovery Operating Partnership, L.P., a Delaware limited partnership (the "OP"), and to liquidate and dissolve our company and the OP (the "Liquidation Plan"). The Liquidation Plan was approved by our stockholders on January 3, 2017, but there can be no assurance that we will succeed in implementing the Liquidation Plan;

•	There can be no assurance as to the actual amount of liquidating distributions our stockholders will receive pursuant to the Liquidation Plan or when they will receive them;

•
The existing loans encumbering the Worldwide Plaza property include provisions which could restrict our ability to assume those loans without lender consent upon exercise of our option (the "WWP Option") to purchase additional equity interests in WWP Holdings, LLC ("Worldwide Plaza"), the joint venture that owns the Worldwide Plaza property, and indirectly could limit our ability to sell assets prior to exercising the WWP Option;

•
The transition of advisory services from New York Recovery Advisors, LLC (the "Advisor") to Winthrop REIT Advisors LLC (the “Service Provider”) may adversely affect our business or our ability to implement the Liquidation Plan;

•
Our ability to operate our business and implement the Liquidation Plan depends upon the participation of executive officers, and other key personnel of the Service Provider, and there is no assurance such officers and personnel will remain in place;

•
If we are unable to maintain the occupancy rates of currently leased space and lease currently available space or if tenants default under their leases or other obligations to us during the liquidation process, our cash flow will be reduced and our liquidating distributions may be reduced;

•	All of our properties are located in the New York metropolitan statistical area ("MSA"), making us dependent upon the economic climate in New York City;

•
Because the Liquidation Plan has been approved by our stockholders, we will not resume paying monthly dividends, but expect to make periodic liquidating distributions out of net proceeds of asset sales, subject to satisfying our liabilities and obligations, although there can be no assurance as to the actual amount or timing of liquidating distributions our stockholders will receive.

•
We may fail to continue to qualify to be treated as a real estate investment trust for U.S. federal income tax purposes (“REIT”), which would adversely affect our operations and reduce the amount of our liquidating distributions;

•	Interests in any liquidating trust we may establish pursuant to the Liquidation Plan will be generally non-transferable; and

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

ii

PART I
Item 1. Business.
Organization
We are a New York City focused REIT that primarily owns income-producing commercial real estate. We were incorporated on October 6, 2009 as a Maryland corporation that qualified as a REIT beginning with our taxable year ended December 31, 2010. On April 15, 2014, we listed our common stock on the New York Stock Exchange ("NYSE") under the symbol "NYRT."
We purchased our first property and commenced active operations in June 2010. As of December 31, 2016, we owned 19 properties, which aggregated 3.3 million rentable square feet, had an occupancy of 93.4% and a weighted-average remaining lease term of 8.9 years. Our portfolio primarily consists of office and retail properties, representing 83% and 9%, respectively, of rentable square feet as of December 31, 2016. We have acquired hotel and other types of real properties to add diversity to our portfolio. Properties other than office and retail spaces represented 8% of rentable square feet.
Substantially all of our business is conducted through New York Recovery Operating Partnership, L.P., a Delaware limited partnership (the "OP"). Our only significant asset is the general partnership interests we own in the OP and assets held by us for the use and benefit of the OP.
On August 22, 2016, our board of directors approved the Liquidation Plan, subject to stockholder approval. On January 3, 2017, we held a special meeting of stockholders, at which our stockholders approved the Liquidation Plan. Pursuant to the Liquidation Plan, we expect to sell or transfer all of our assets, pay or provide for our liabilities and expenses, distribute the remaining proceeds of the liquidation of our assets to our stockholders, wind up our operations and dissolve. The actual amounts and times of liquidating distributions to our stockholders pursuant to the Liquidation Plan will be determined by our board of directors at its discretion.
We have no employees. We have retained the Advisor to manage our affairs on a day-to-day basis through the Transition Date (as defined below) pursuant to an advisory agreement with the Advisor (as amended to date, the “Advisory Agreement”). Until the Transition Date, New York Recovery Properties, LLC (the "Property Manager") serves as our property manager, unless services are performed by a third party for specific properties. The Advisor and Property Manager are under common control with AR Global Investments, LLC (the successor business to AR Capital, LLC).
In September 2016, our board of directors issued a request for proposals for all interested, qualified parties to serve as our external advisor after December 26, 2016, which was then the expiration date of the Advisory Agreement. On December 19, 2016, we entered into an agreement (the “Services Agreement”) with the Service Provider, and a series of other agreements with the Advisor and the Property Manager pursuant to which we: (i) amended the Advisory Agreement to provide that the Advisor will not be responsible for implementing the Liquidation Plan and to extend the term to March 31, 2017, subject to five one-month extension options that may be exercised by our independent directors, provided that, following the later of February 28, 2017 and the filing of this Annual Report on Form 10-K, the Advisory Agreement may be terminated upon three business days’ written notice from our independent directors, (ii) amended our agreement with the Property Manager (as so amended, the "Property Management Agreement") so that it will terminate on the expiration or termination of the Advisory Agreement, and (iii) entered into the Services Agreement pursuant to which the Service Provider will serve as (x) our exclusive advisor with respect to all matters primarily related to the Liquidation Plan (and as a consultant to us on other matters) during the period from January 3, 2017 through the Transition Date, and (y) as our advisor from and after the Transition Date. The "Transition Date" will occur upon the earlier of (i) three business days after written notice from our independent directors to the Advisor, following the filing of this Annual Report on Form 10-K with the Securities and Exchange Commission (the “SEC”), but not earlier than March 3, 2017, and (ii) April 1, 2017.
Prior to the Transition Date, the Advisor will continue to provide all services related to the management of our day-to-day operations that are not related to the Liquidation Plan. Following the Transition Date, the Service Provider will be responsible for providing these services in addition to the services it has been providing since January 3, 2017 with respect to the Liquidation Plan. All services provided pursuant to the Advisory Agreement and the Services Agreement are subject to the supervision of our board of directors.

Liquidation Plan
On January 3, 2017, our stockholders approved the Liquidation Plan, and we became fully authorized to commence implementing the Liquidation Plan. The actual amounts and times of the liquidating distributions we make to our stockholders pursuant to the Liquidation Plan will be determined by our board of directors or, if a liquidating trust is formed, by the trustees of the liquidating trust, in their discretion. The Liquidation Plan provides, in pertinent part, that, among other things:

•
We are authorized to sell all of our assets, liquidate and dissolve the Company and its subsidiaries, and distribute the net proceeds of such liquidation in accordance with the provisions of our charter, our bylaws and the laws of the State of Maryland.

•
We will not engage in any business activities, except (i) to exercise the WWP Option, or (ii) to the extent otherwise necessary to preserve the value of our assets, wind up our business, pay or establish a reserve fund for our debts and distribute our assets to our stockholders, all in accordance with our charter and our bylaws, and the Liquidation Plan.

•
We are authorized to satisfy any existing contractual obligations (including any capital call requirements), pay for required tenant improvements and capital expenditures at our real estate properties (including real estate properties owned by joint ventures in which the Company owns an interest) if our board of directors so chooses and make protective acquisitions or advances with respect to our existing assets.

•
We are authorized to provide for the payment of any and all claims and obligations of ours, including all contingent, conditional or contractual claims known to us. We may do so through the creation of a reserve fund or in other ways.

•
All of our shares of common stock will be canceled and we will cease to exist upon the earlier of a final cash liquidating distribution or an in kind distribution of beneficial interests in a liquidating trust.

•
If we cannot sell our assets and pay our debts by January 3, 2019, which is 24 months from the date our stockholders approved the Liquidation Plan, we intend, for tax purposes, to transfer and assign our remaining assets and liabilities to a liquidating trust. This would be necessary in order for us, assuming we remain qualified as a REIT, to be eligible to deduct amounts distributed pursuant to the Liquidation Plan as dividends paid and thereby meet our annual distribution requirement and not be subject to U.S. federal income tax on such amounts. Upon transfer and assignment, our stockholders will receive beneficial interests in the liquidating trust equivalent to our stockholders’ ownership interests in the Company as represented by the shares of our common stock held by our stockholders prior to the transfer and assignment. The liquidating trust will pay or provide for all of our liabilities and distribute any remaining net proceeds from the sale of its assets to the holders of beneficial interests in the liquidating trust. The transfer of our assets to a liquidating trust is a taxable event to our stockholders notwithstanding that our stockholders may not currently receive a distribution of cash or any other assets with which to satisfy the resulting tax liability. Our stockholders’ interests in a liquidating trust will be generally non-transferable except by will, intestate succession or operation of law.

•
Until we are dissolved, our board of directors may terminate the Liquidation Plan without stockholder approval only (i) if our board of directors approves the Company entering into an agreement involving the sale or other disposition of all or substantially all of our assets or common stock by merger, consolidation, share exchange, business combination, sale or other transaction involving the Company or (ii) if our board of directors determines, in exercise of its duties under Maryland law, after consultation with its advisor and its financial advisor (if applicable) or other third party experts familiar with the market for Manhattan office properties, that there is an adverse change in the market for Manhattan office properties that reasonably would be expected to adversely affect proceeding with the Liquidation Plan. Notwithstanding approval of the Liquidation Plan by our stockholders, our board of directors may amend the Liquidation Plan without further action by our stockholders to the extent permitted under then current law.

Assets
All of our assets are located in New York City and were acquired between 2010 and 2014.
The following table presents information about the property type and geographic diversity of the properties we owned as of December 31, 2016. The amounts shown in the table below include our proportionate share of our investment in Worldwide Plaza. See Note 4 — Investment in Unconsolidated Joint Venture to our audited consolidated financial statements in this Annual Report on Form 10-K for further discussion regarding our investment in Worldwide Plaza.

As of December 31, 2016	Total	Manhattan	Brooklyn
Total square feet by property type:
Office	2,772,528	2,754,528	18,000
Retail (1)	303,747	260,429	43,318
Hotel	128,612	128,612	—
Parking (2)	120,589	120,589	—
Storage	13,231	13,231	—
Total owned square feet (end of period) (2)	3,338,707	3,277,389	61,318

	Total	Manhattan	Brooklyn
% of total square feet by property type:
Office	83%	84%	29%
Retail (1)	9%	8%	71%
Hotel	4%	4%	—%
Parking (2)	4%	4%	—%
Storage	—%	—%	—%
Total owned square feet (end of period) (2)	100.0%	98.2%	1.8%
________________________________

(1)	Includes 81,160 square feet of stand-alone retail and 222,587 square feet of retail associated with our office portfolio.

(2)	Excludes 15,055 square foot parking garage at 416 Washington Street, which is being operated under a management agreement with a third party.
The following table lists the tenants whose annualized cash rent represented greater than 10% of our total annualized cash rent for all portfolio properties as of December 31, 2016, 2015 and 2014, respectively:

		December 31,
Property Portfolio	Tenant	2016	2015	2014
Worldwide Plaza(1)	Cravath, Swaine & Moore, LLP	16%	16%	16%
Worldwide Plaza(1)	Nomura Holdings America, Inc.	11%	11%	11%
________________________

(1)	Annualized cash rent reflects our 48.9% pro rata share of rent generated by Worldwide Plaza.
The termination, delinquency or non-renewal of any of the above tenants would have a material adverse effect on our revenues. No other tenant represents more than 10% of our annualized cash rent for the periods presented.
Indebtedness
As of December 31, 2016, we had combined debt of $1.6 billion, including the POL Loans described below and $427.9 million of unconsolidated mortgage debt reflecting our pro rata share of Worldwide Plaza's total mortgage debt of $875.0 million, with a weighted average interest rate equal to 4.3% per annum and a weighted average term to maturity of 2.8 years. Approximately $810.2 million of this debt matures prior to January 3, 2019, the 24-month anniversary of stockholder approval of the Liquidation Plan. As of December 31, 2016, our combined debt to enterprise value was 48% based on the closing price of our common stock of $10.12 per share and fully diluted shares of common stock outstanding of 168.7 million.

On December 20, 2016, we entered into a mortgage loan (the "Mortgage Loan") in the aggregate amount of $500.0 million and a mezzanine loan (the “Mezzanine Loan” and, together with the Mortgage Loan, the “POL Loans”) in the aggregate amount of $260.0 million. Borrowings under the Mortgage Loan are secured by a mortgage on real properties (or ground lease or master lease) located in New York, New York at 245-249 West 17th Street, 333 West 34th Street, 216-218 West 18th Street, 50 Varick Street, 229 West 36th Street, 122 Greenwich Street, 350 West 42nd Street, 382-384 Bleecker Street, 350 Bleecker Street, 416-425 Washington Street, 33 West 56th Street and 120 West 57th Street (the "POL Loan Properties").
A portion of the net proceeds of the POL Loans after closing costs was used: (i) to repay the $485.0 million principal amount then outstanding under our revolving credit and term loan facility with Capital One, National Association (the “Credit Facility”); and (ii) to deposit $260.0 million in an operating account that may be used by the Company to purchase the additional equity interests in Worldwide Plaza upon exercise of the WWP Option. Prior to the repayment in full of the Credit Facility, all of the POL Loan Properties were included as part of the borrowing base under the Credit Facility.
We will be unable to pay liquidating distributions until we repay the release amounts required to be paid upon sales of POL Loan Properties under the POL Loans, which may delay the timing of liquidating distributions.
WWP Option
We are generally not permitted to engage in any business activities while implementing the Liquidation Plan, except to exercise the WWP Option to purchase additional equity interests in Worldwide Plaza, pursuant to the terms of the joint venture agreement. The purchase price required to exercise the WWP Option equals the product of the percentage interest being acquired and the agreed-upon property value of approximately $1.4 billion (subject to certain adjustments, including adjustments for any of our preferred return in arrears) minus the principal balance of the outstanding mortgage and mezzanine debt encumbering the Worldwide Plaza property, which was $875.0 million as of December 31, 2016.
We have the right to exercise the WWP Option by giving notice to our joint venture partner and making a $30.0 million deposit at any time during the period commencing January 1, 2017 through June 30, 2017, and we intend to exercise the WWP Option during this period with respect to all the equity interests in Worldwide Plaza, subject to our joint venture partner’s right to retain up to 1.2% of our joint venture partner’s membership interest. In accordance with the terms of the WWP Option, the closing of any purchase of additional equity interests in Worldwide Plaza would occur between 30 and 90 days after we give notice of our exercise of the WWP Option, subject to extension for up to 60 days if necessary to satisfy the loan assumption conditions described below. The Worldwide Plaza property would remain subject to the mortgage and mezzanine debt encumbering the Worldwide Plaza property in connection with any purchase of additional equity interests in Worldwide Plaza pursuant to our exercise of the WWP Option. In order to keep the mortgage and mezzanine debt encumbering the Worldwide Plaza property in place, we must satisfy certain loan assumption conditions, including meeting a minimum net worth requirement of $750.0 million and a minimum value of real estate assets controlled (through ownership or management) requirement of $2.0 billion (exclusive of our interest in the Worldwide Plaza property and cash). While we believe we currently meet such tests, there can be no assurance that we will meet them at the time that we desire to exercise the WWP Option. If we do not exercise the WWP Option, we will be subject to a fee in the amount of $25.0 million.
We expect to fund the estimated $270.0 million in cash required at the closing of our purchase of additional equity interests in Worldwide Plaza primarily with proceeds from the POL Loans and cash on hand.
Tax Status
We elected and qualified to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"), effective for our taxable year ended December 31, 2010. We believe that, commencing with such taxable year, we have been organized and operated in a manner so that we qualify for taxation as a REIT under the Code. We intend to continue to operate in such a manner during our liquidation process, but no assurance can be given that we will operate in a manner so as to remain qualified for taxation as a REIT. Despite having adopted the Liquidation Plan, in order to continue to qualify for taxation as a REIT we must, among other things, continue to distribute annually at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with generally accepted accounting principles ("GAAP")) determined without regard for the deduction for dividends paid and excluding net capital gains, and must comply with a number of other organizational and operational requirements until we have completely liquidated. If we continue to qualify for taxation as a REIT, we generally will not be subject to federal corporate income tax on that portion of our REIT taxable income that we distribute to our stockholders. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and properties as well as federal income and excise taxes on our undistributed income.

Competition
The New York City real estate market is highly competitive and there are many competing properties in the New York MSA. With respect to the assets that we own, we compete for tenants based on a number of factors that include location, rental rates, security, suitability of the property's design to prospective tenants' needs and the manner in which the property is operated and marketed. Many competitors have substantially greater marketing budgets and financial resources than we do which could limit our success when we compete with them directly. Competition could have a material effect on our occupancy levels, rental rates and on property operating expenses. We also may compete with other entities advised or sponsored by affiliates of the Service Provider for tenants.
Subsequent to the adoption of the Liquidation Plan we have competition from other properties located in the New York City real estate market both from an operations perspective and with respect to the disposition of our assets. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business and our net assets in liquidation.
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
Environmental
As an owner of real estate, we are subject to various environmental laws of federal, state and local governments. Compliance with existing laws has not had a material adverse effect on our financial condition or results of operations, and management does not believe it will have such an impact in the future. However, we cannot predict the impact of unforeseen environmental contingencies or new or changed laws or regulations on properties in which we hold an interest.
Employees
We have no employees. The employees of the Advisor, the Service Provider and their affiliates perform a full range of real estate services for us, including property management, accounting, legal, asset management and investor relations services.
We are dependent on these affiliates for services that are essential to us, including asset dispositions, asset and property management and other general administrative responsibilities.
Financial Information About Industry Segments
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

Item 1A. Risk Factors.
Set forth below are the risk factors that we believe are material to our investors. The occurrence of any of the risks discussed in this Annual Report on Form 10-K could have a material adverse effect on our business, financial condition and results of operations or could delay or reduce liquidating distributions to our stockholders. In this section, references to "you" refers to the holders of our common stock.
Risks Related to The Liquidation Plan
We cannot assure you of the actual amount you will receive in liquidating distributions pursuant to the Liquidation Plan or when you will receive them.
The net proceeds of the Liquidation Plan will be distributed to stockholders over time in one or more liquidating distributions. The actual amount that we will distribute to you in the liquidation will depend upon the actual amount of our liabilities, the actual proceeds from the sale of our properties, the actual fees and expenses incurred in connection with the sale of our properties, the actual expenses incurred in the administration of our properties prior to disposition, our actual general and administrative expenses, including fees and expense reimbursements paid to the Service Provider and its affiliates and other liabilities that may be incurred by us, our ability to continue to meet the requirements necessary to retain our status as a REIT throughout the liquidation process, our ability to avoid U.S. federal income and excise taxes throughout the period of the liquidation process and other factors. If our liabilities (including, without limitation, tax liabilities and compliance costs) are greater than we currently expect or if the sales prices of our assets are less than we expect, you will receive less in total liquidating distributions.
Pursuant to the Liquidation Plan, we are seeking to sell most or all of our assets and to pay most or all of the liquidating distributions within 12 to 15 months of the Transition Date, although there is no assurance that sales or distributions will be made within that time period. We will be unable to pay liquidating distributions until we repay the release amounts required to be paid upon property sales under the POL Loans, which may delay the timing of liquidating distributions. Additionally, our board of directors has discretion as to the timing of distributions of net sales proceeds.
While we have previously provided estimates about the timing and amount of liquidating distributions that we will make, these estimates are based on multiple assumptions, one or more of which may prove to be incorrect, and the actual amount of liquidating distributions we pay to you may be more or less than these estimates. We cannot assure you of the actual amount you will receive in liquidating distributions pursuant to the Liquidation Plan or when they will be paid.
If we are unable to find buyers for our assets on a timely basis or at our expected sales prices, our liquidating distributions may be delayed or reduced.
As of the date of this Annual Report on Form 10-K, none of our assets are subject to a binding sale agreement providing for their sale. The sales prices that we will ultimately be able to obtain for our assets are subject to many variables. For example, in order to find buyers in a timely manner, we may be required to lower our asking price below the low end of our current estimate of the asset’s market value. If we are not able to find buyers for these assets in a timely manner or if we have overestimated the sales prices we will receive, our liquidating distributions to our stockholders would be delayed or reduced. Furthermore, real estate sales prices are constantly changing and fluctuate with changes in interest rates, supply and demand dynamics, occupancy percentages, lease rates, the availability of suitable buyers, the perceived quality and dependability of income flows from tenants and a number of other factors, both local and national. Our liquidation proceeds may also be affected by the terms of prepayment or assumption costs associated with debt encumbering our real estate assets. In addition, the amount of transactional fees and expenses or unknown liabilities, if any, may adversely impact the net liquidation proceeds from our assets.
We may require additional capital to implement the Liquidation Plan.
In December 2016, we entered into the POL Loans to repay the Credit Facility in full and provide $260.0 million in additional capital to exercise the WWP Option, which we have the right to do at any time until June 30, 2017. It is possible we may require additional funds for other capital needs including capital expenditures, working capital and other expenses related to our properties. There is no assurance that we will have sufficient capital to implement the Liquidation Plan effectively. If we need additional capital, we are unlikely to be able to access the capital markets and any failure to obtain financing to meet our capital needs, on favorable terms or at all, could reduce and delay the liquidating distributions we make to our stockholders.

The existing loans encumbering the Worldwide Plaza property include provisions which could restrict our ability to assume those loans without lender consent upon exercise of the WWP Option and indirectly could limit our ability to sell assets prior to exercising the WWP Option.
In order to keep the existing mortgage and mezzanine loans encumbering the Worldwide Plaza property in place following exercise of the WWP Option without lender consent, certain loan assumption conditions must be met, including meeting a minimum net worth requirement of $750.0 million and a minimum value of real estate assets controlled (through ownership or management) requirement of $2.0 billion (exclusive of our interest in the Worldwide Plaza property and cash). Selling some of our assets prior to exercising the WWP Option could result in our failing to meet the requirement as to real estate assets controlled. In addition, even if we do not sell assets, there can be no assurance that we will meet these requirements at the time that we desire to exercise the WWP Option. Repayment of the existing loans encumbering the Worldwide Plaza property would result in a substantial defeasance cost, which we estimate would be approximately $122.0 million as of February 1, 2017, and, to the extent we do not meet the loan assumption conditions, we may not be able to obtain lender consent to any assumption on commercially reasonable terms, or at all. These provisions and circumstances, as well as other restrictions in the loan agreements related to the Worldwide Plaza property may cause us to delay the sale of any properties pursuant to the Liquidation Plan until after the WWP Option is exercised.
Our ability to sell the Worldwide Plaza property following our exercise of the WWP Option may be delayed by a right of first offer held by one of the tenants of the Worldwide Plaza property.
The lease with one of the tenants at the Worldwide Plaza property contains a right of first offer requiring us to offer that tenant the option to purchase all of the Worldwide Plaza property, at a price (and on other material terms) proposed by us prior to our selling the Worldwide Plaza property to a third party. If, after a 45-day period, that tenant rejects our offer or fails to deliver the purchase contract accompanying our offer, we may then sell the Worldwide Plaza property to a third party, provided that we will be required to re-offer the property to that tenant if we desire to sell the Worldwide Plaza property for a purchase price (and other economic consideration) less than 92.5% of the initial purchase price contained in our offer to that tenant. The existence of this right of first offer may delay our ability to sell the Worldwide Plaza property on terms and in the timeframe of our choosing and may diminish the price other potential purchasers may be willing to pay for the Worldwide Plaza property, which may reduce or delay the liquidating distributions that will be paid to our stockholders.
If we are unable to satisfy all of our obligations to creditors, or if we have underestimated our future expenses, the amount of liquidation proceeds will be reduced.
Pursuant to the Liquidation Plan, we intend to file articles of dissolution with the State Department of Assessments and Taxation of Maryland (“SDAT”) promptly after the sale of all of our remaining assets or at such time as we have transferred our remaining assets, subject to our liabilities, into a liquidating trust. Pursuant to Maryland law, we will continue to exist for the purpose of paying, satisfying and discharging any debts or obligations, collecting and distributing its assets, and doing all other acts required to liquidate and wind up its business and affairs. We intend to pay for all liabilities and distribute all of our remaining assets, which may be accomplished by the formation of a liquidating trust, before we file our articles of dissolution.
Under Maryland law, certain obligations or liabilities imposed by law on our stockholders, directors, or officers cannot be avoided by the dissolution. For example, if we make distributions to our stockholders without making adequate provisions for payment of creditors’ claims, our stockholders could be liable to the creditors to the extent of any payments due to creditors. The liability of any stockholder is, however, limited to the amounts previously received by such stockholder from us (and from any liquidating trust). Accordingly, in such event, a stockholder could be required to return all liquidating distributions previously paid to such stockholder and a stockholder could receive nothing from us under the Liquidation Plan. Moreover, in the event a stockholder has paid taxes on amounts previously received as a liquidating distribution, a repayment of all or a portion of such amount could result in a stockholder incurring a net tax cost if the stockholder’s repayment of an amount previously distributed does not cause a commensurate reduction in taxes payable. Therefore, to the extent that we have underestimated the size of our contingency reserve and distributions to our stockholders have already been paid, our stockholders may be required to return some or all of such distributions.

Decreases in property values may reduce the amount we receive upon sales of our assets, which would reduce the amount you receive in liquidating distributions.
The Liquidation Plan provides for the sale of all or substantially all of our assets, all of which are real estate investments, and we cannot predict whether we will be able to do so at a price or on terms and conditions acceptable to us. Investments in real properties are relatively illiquid. The amount we receive upon sales of our assets depends on the underlying value of our assets, and the underlying value of our assets may be reduced by a number of factors that are beyond our control, including, without limitation, the following:
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
•competition; and
•changes in tax, real estate, environmental and zoning laws.
If our liquidation costs or unpaid liabilities are greater than we expect, our liquidating distributions may be delayed or reduced.
Before making the final liquidating distribution, we will need to pay or arrange for the payment of all of our transaction costs in the liquidation, all other costs and all valid claims of our creditors. Our board of directors may also decide to acquire one or more insurance policies covering unknown or contingent claims against us, for which we would pay a premium which has not yet been determined. Our board of directors may also decide to establish a reserve fund to pay these contingent claims. In addition, if the claims of our creditors are greater than we have anticipated, our liquidating distributions may be delayed or reduced from our estimates. Further, if we decide to acquire one or more insurance policies covering unknown or contingent claims against us or a reserve fund is established, payment of liquidating distributions to our stockholders may be delayed or reduced.
Defaults under future sale agreements may delay or reduce liquidating distributions.
In connection with implementing the Liquidation Plan, we will seek to enter into binding sale agreements for each of our properties. The consummation of the potential sales for which we will enter into sale agreements in the future will be subject to satisfaction of closing conditions. If any of the transactions contemplated by these future sale agreements do not close because of a buyer default, failure of a closing condition or for any other reason, we may not be able to enter into a new agreement on a timely basis or on terms that are as favorable as the original sale agreement. Any delay in the completion of asset sales could delay our payment of liquidating distributions to our stockholders. We will also incur additional costs involved in locating a new buyer and negotiating a new sale agreement for this asset. If we incur these additional costs, our liquidating distributions to our stockholders would be reduced.
If we are unable to maintain the occupancy rates of currently leased space and lease currently available space or if tenants default under their leases or other obligations to us during the liquidation process, our cash flow will be reduced and our liquidating distributions may be reduced.
We depend on tenants for revenue, and, accordingly, our revenue is dependent upon the success and economic viability of our tenants. There can be no assurance that, during the implementation of the Liquidation Plan, we will be able to maintain the occupancy rates of currently-leased space, that we would be able to rent certain currently available space and that we would not experience any significant tenant defaults during the liquidation process that were not subsequently cured. Negative trends in one or more of these factors during the liquidation process may adversely affect the sales price of the impacted assets, which would reduce our liquidating distributions. Moreover, to the extent that we receive less rental income than we expect during the liquidation process, our liquidating distributions will be reduced. We may also decide in the event of a tenant default to restructure the lease, which could require us to substantially reduce the rent payable to us under the lease, or make other modifications that are unfavorable to us. Any reduction in our operating cash flow could cause the payment of liquidating distributions to our stockholders to be delayed or reduced.

Because the Liquidation Plan has been approved by our stockholders, we will not resume paying monthly dividends.
In October 2016, we announced that, in light of the Liquidation Plan, which was then subject to stockholder approval, our board of directors had determined that we would not pay a regular dividend for the month of November 2016 and did not expect to pay a regular monthly dividend for the month of December 2016 or thereafter.
Because the Liquidation Plan was approved by our stockholders, we will not resume paying monthly dividends. We expect to make periodic liquidating distributions out of net proceeds of assets sales, subject to satisfying our liabilities and obligations, in lieu of regular monthly dividends. There can be no assurance as to the actual amount or timing of liquidating distributions you will receive.
Pursuing the Liquidation Plan may increase the risk that we will become liable for U.S. federal income and excise taxes.
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
REITs are subject to a 100% excise tax on any net income from “prohibited transactions,” which include sales or other dispositions of property held for sale to customers in the ordinary course of the REIT’s trade or business which is not a foreclosure property. The determination of whether property is held for sale to customers in the ordinary course of our trade or business is inherently factual in nature and, thus, cannot be predicted with certainty. The Code provides a “safe harbor” which, if all its conditions are met, would protect a REIT’s property sales from being considered prohibited transactions. The conditions include, among other things, that the property be held by us for at least two years for the production of rental income and that we do not have more than seven property sales in any taxable year (there are alternative conditions to this seven sales condition, but those alternatives could not be met in the context of our complete liquidation). Each of the properties we currently own has been held by us for at least two years for the production of rental income, and we may attempt to manage the timing of the sales of our properties so that we are able to meet the safe harbor in connection with the Liquidation Plan. However, if we were to exercise the WWP Option and if we are to completely liquidate within 24 months of approval of the Liquidation Plan by our stockholders, it is possible that the IRS could take the position that we do not satisfy the safe harbor with respect to the portion of the Worldwide Plaza property we acquired through the exercise of the WWP Option. Regardless of whether a transaction qualifies for the safe harbor, we believe, but cannot assure you, that all of our properties are held for investment, should not be considered to be held for sale to customers in the ordinary course of our trade or business (including our interest in the Worldwide Plaza property and any additional interest acquired through the exercise of the WWP Option) and we intend to structure our property sales pursuant to the Liquidation Plan in a manner that none of these sales will be subject to this tax. However, because of the number of properties that would have to be sold and the inability to meet the safe harbor with respect to at least a portion of the Worldwide Plaza property, there is a risk that the IRS could seek to treat some or all of the property sales as prohibited transactions resulting in the payment of taxes by us, in which case the amount of liquidating distributions to our stockholders could be significantly reduced.

Distributing interests in a liquidating trust may cause you to recognize taxable gain prior to the receipt of cash.
The REIT provisions of the Code generally require that each year we distribute as a dividend to our stockholders at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding net capital gain). Liquidating distributions we make pursuant to the Liquidation Plan will qualify for the dividends paid deduction, provided that they are made within 24 months of the adoption of such plan. Conditions may arise which cause us not to be able to liquidate within such 24-month period. For instance, it may not be possible to sell our assets at acceptable prices during such period. In such event, rather than retain our assets and risk losing our status as a REIT, we intend, for tax purposes, to transfer our remaining assets and liabilities to a liquidating trust in order to meet the 24-month requirement. We may also elect to transfer our remaining assets and liabilities to a liquidating trust within such 24-month period to avoid the costs of operating as a public company. Such a contribution would be treated for U.S. federal income tax purposes as a distribution of our remaining assets to our stockholders, followed by a contribution of the assets to the liquidating trust. As a result, you would recognize gain to the extent your share of the cash and the fair market value of any assets received by the liquidating trust, less any liabilities assumed by the liquidating trust, was greater than your tax basis in your shares of common stock (reduced by the amount of all prior liquidating distributions paid to you during the liquidation period) prior to the subsequent sale of such assets and the distribution to you of the net cash proceeds, if any. Pursuant to IRS guidance, the liquidating trust generally could have up to three years to complete the sale of our assets and distribute the net proceeds to you. Such transfer also may have adverse tax consequences for tax-exempt and non-U.S. stockholders, including with respect to the on-going activity of the liquidating trust.
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
Our entity value may be adversely affected by the implementation of the Liquidation Plan.
The implementation of the Liquidation Plan and our engaging in the process of winding-up our operations may dissuade parties that might have an interest in acquiring our company from pursuing such an acquisition and may, especially as the liquidation process progresses and draws closer to completion, also preclude other possible courses of action not yet identified by our board of directors. Accordingly, as we sell assets, it may reduce the likelihood of a party making an offer to acquire us at an entity-level for a value that exceeds what we could realize from individual asset sales.
Our board of directors may terminate or amend the Liquidation Plan without stockholder approval.
Our board of directors has adopted and approved the Liquidation Plan and may terminate the Liquidation Plan without stockholder approval (i) if our board of directors approves us entering into an agreement involving the sale or other disposition of all or substantially all of our assets or common stock by merger, consolidation, share exchange, business combination, sale or other transaction involving us or (ii) if our board of directors determines, in exercise of its duties under Maryland law, after consultation with its advisor and its financial advisor (if applicable) or other third party experts familiar with the market for Manhattan office properties, that there is an adverse change in the market for Manhattan office properties that reasonably would be expected to adversely affect proceeding with the Liquidation Plan. This power of termination may be exercised up to the time that the articles of dissolution have been accepted for record by the SDAT. In addition, our board of directors may amend the Liquidation Plan without further action by our stockholders to the extent permitted under then current law. Subject to the conditions described above, our board of directors may conclude either that its duties under applicable law require it to pursue business opportunities that present themselves or that abandoning the Liquidation Plan is otherwise in our best interests. If our board of directors elects to pursue any alternative to the Liquidation Plan, our stockholders will not receive any further liquidating distributions.

Because liquidating distributions may be made in multiple tax years, if we were to abandon the Liquidation Plan in a tax year subsequent to one in which we already made liquidating distributions, the timing and character of your taxation with respect to liquidating distributions made to you in the prior tax year could change, which may subject you to tax liability (which tax liability could be at ordinary income rather than capital gains rates) in the prior tax year that you would not otherwise have been subject to, and we could lose our REIT status as of the beginning of such prior tax year.
The U.S. federal income tax consequences of abandoning the Liquidation Plan are not entirely clear once we have begun making liquidating distributions, in particular because liquidating distributions could be made in multiple tax years during the 24 months we have for U.S. federal income tax purposes to complete our liquidation after the Liquidation Plan has been approved by our stockholders. In general, distributions to you under the Liquidation Plan, including your pro rata share of the fair market value of any assets that are transferred to a liquidating trust, should not be taxable to you for U.S. federal income tax purposes until the aggregate amount of liquidating distributions to you exceeds your adjusted tax basis in your shares of common stock, and then should be taxable to you as capital gain (assuming you hold your shares as a capital asset). However, if we abandon the Liquidation Plan, the U.S. federal income tax treatment of any liquidating distributions already made pursuant to the Liquidation Plan would change because they would no longer be treated as having been made as part of our complete liquidation. Instead, any such distributions would be treated as either a distribution made with respect to the shares you hold, subject to the normal rules of U.S. federal income tax the distributions you currently receive are subject to, or as payment to you for the sale or exchange of your shares in partial redemption of them. Whether sale or distribution treatment would apply to you depends on your particular circumstances and we cannot predict which would apply; however, regardless of which treatment would apply, each distribution likely would be at least be partially taxable to you. Accordingly, if we had made liquidating distributions in the tax year we adopted the Liquidation Plan which did not exceed your tax basis in your shares (and therefore were not taxable to you), and we abandoned the Liquidation Plan in the subsequent tax year, you may now have a tax liability with respect to the distributions made to you in the prior tax year, and, if they are treated as distributions rather than a sale or exchange, whether you are taxed at ordinary income or capital gains rates may depend on whether we had declared any portion of such distributions as capital gain dividends. In addition, liquidating distributions we make pursuant to the Liquidation Plan qualify for the dividends paid deduction (which helps us ensure we meet our annual distribution requirement during our liquidation process), provided that they are made within 24 months of the adoption of such plan; however, if such distributions were no longer made pursuant to our complete liquidation within 24 months of the adoption of the Liquidation Plan, whether any part of such distributions qualify for the dividends paid deduction will depend on different criteria. If we had made some liquidating distributions in one tax year and we abandoned the Liquidation Plan in the subsequent tax year, it is possible that we may not have made sufficient distributions in that first tax year to satisfy our annual distribution requirement for that tax year which, if we are unable to cure such failure, could result in the loss of our REIT status effective as of the beginning of that first tax year.
Stockholder litigation related to the Liquidation Plan could result in substantial costs and distract our management.
Historically, extraordinary corporate actions by a company, such as the Liquidation Plan, often lead to securities class action lawsuits being filed against that company. We are already subject to a stockholder lawsuit that includes claims related to the strategic alternatives process that led to the approval of the Liquidation Plan and may become subject to more of this type of litigation as a result of the Liquidation Plan. Defending ourselves in this litigation may be expensive and, even if we ultimately prevail, the process of defending against lawsuits will divert management’s attention from implementing the Liquidation Plan and otherwise operating our business. If we do not prevail in any lawsuit, we may be liable for damages. We cannot predict the amount of any such damages, however, if applicable, they may be significant and may cause liquidating distributions to our stockholders to be delayed.
Because the Liquidation Plan was approved on January 3, 2017, we expect to transition from the going concern to the liquidation basis of accounting, which could require us to write-down our assets.
Following stockholder approval of the Liquidation Plan on January 3, 2017, we anticipate changing our basis of accounting from the going-concern basis to the liquidation basis of accounting, and, commencing with our Quarterly Report on Form 10-Q for the three months ending March 31, 2017, we will discontinue use of the going-concern basis of accounting and commence the use of liquidation basis of accounting.
In order for our financial statements to be in accordance with GAAP under the going concern basis of accounting, assets and liabilities are expected to be realized in the normal course of business. In order for our financial statements to be in accordance with GAAP under the liquidation basis of accounting, all of our assets must be stated at the amount of consideration the entity expects to collect, and all of our liabilities must be recorded at the estimated amounts at which the liabilities are expected to be settled. Additionally, we would be required to accrue all income and expenses we expect to earn or incur through the end of liquidation to the extent that we have a reasonable basis for estimation. As part of our transition to the liquidation basis of accounting, we may be required to reduce the carrying value of some or all of our assets and increase our liabilities or record other liabilities to reflect the anticipated effects of an orderly liquidation. Any write-downs in our assets could reduce the price that a third party would be willing to pay to acquire shares of our common stock or our assets.

Stockholders could be liable to creditors to the extent of liquidating distributions received if contingent reserves are insufficient to satisfy our liabilities.
If a court holds at any time that we have failed to make adequate provision for our expenses and liabilities or if the amount ultimately required to be paid in respect of such liabilities exceeds the amount available from the contingency reserve and the assets of the liquidating trust, our creditors could seek an injunction to prevent us from making distributions under the Liquidation Plan. Any such action could delay or substantially diminish the cash distributions to be paid to stockholders or holders of beneficial interests of the liquidating trust under the Liquidation Plan.
Our common stock may be delisted from the NYSE.
Under the rules of the NYSE, the exchange has discretionary authority to delist our common stock if we proceed with the Liquidation Plan. In addition, the exchange may commence delisting proceedings against us if (i) the average closing price of our common stock falls below $1.00 per share over a 30-day consecutive trading period, (ii) our average market capitalization falls below $15.0 million over a 30-day consecutive trading period, or (iii) we lose our REIT qualification. Even if the NYSE does not move to delist our common stock, we may voluntarily delist our common stock from the NYSE in an effort to reduce our operating expenses and maximize our liquidating distributions. If our common stock is delisted, you may have difficulty trading your shares of our common stock on the secondary market, to the extent one develops or exists.
Interests in any liquidating trust we may establish pursuant to the Liquidation Plan will be generally non-transferable.
If we cannot sell our assets and pay our debts by January 3, 2019, the 24-month anniversary of stockholder approval of the Liquidation Plan, we intend, for tax purposes, to transfer and assign our remaining assets and liabilities to a liquidating trust. Any stockholders who have not sold their shares of common stock prior to this transfer and assignment will receive beneficial interests in the liquidating trust equivalent to their ownership interests in us as represented by the shares of our common stock they held prior to the transfer and assignment. Beneficial interests in the liquidating trust will be generally non-transferable except by will, intestate succession or operation of law. Because of the illiquid nature of these beneficial interests, there can be no assurance as to how long any holder thereof may be required to hold them.
Risks Related to Our Properties and Operations
All of our properties are located in the New York MSA, making us dependent upon the economic climate in New York City.
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
We face significant competition for tenants.
The New York City real estate market is highly competitive and there are many competing properties in the New York MSA. With respect to the assets that we own, we compete for tenants based on a number of factors that include location, rental rates, security, suitability of the property’s design to prospective tenants’ needs and the manner in which the property is operated and marketed. Many competitors have substantially greater marketing budgets and financial resources than we do, which could limit our success when we compete with them directly. Competition could have a material effect on our occupancy levels, rental rates and on property operating expenses. We also may compete with other entities advised or sponsored by affiliates of the Service Provider for tenants.
Subsequent to the adoption of the Liquidation Plan we have competition from other properties located in the New York
City real estate market both from an operations perspective and with respect to the disposition of our assets. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business and our net assets in liquidation.
We may be unable to renew leases or re-lease space as leases expire.
We may be unable to renew expiring leases on terms and conditions that are as, or more, favorable as the terms and conditions of the expiring leases. In addition, vacancies may occur at one or more of our properties due to a default by a tenant on its lease or expiration of a lease. Vacancies may reduce the value of a property as a result of reduced cash flow generated by the property. In addition, changes in space utilization by our tenants may impact our ability to renew or relet space without the need to incur substantial costs in renovating or redesigning the internal configuration of the relevant property. If we are unable to promptly renew expiring leases or release the space at similar rates or if we incur substantial costs in renewing or release the space, our cash flow and the amount of liquidating distributions we pay could be adversely affected.

Tenant credit concentrations make us more susceptible to adverse events with respect to those tenants.
As of December 31, 2016, the following tenants represented 5% or more of our total annualized cash rents:

Tenant	Percentage of Annualized Cash Rent
Cravath, Swaine & Moore, LLP(1)	15.8%
Nomura Holding America, Inc.(1)	10.5%
Twitter, Inc.	8.1%
Macy's, Inc.	6.6%
Spring Studios New York LLC	6.2%
________________________

(1)	Annualized cash rent reflects our 48.9% pro rata share of rent generated by Worldwide Plaza.
The financial failure of any or all of these tenants is likely to have a material adverse effect on our results of operations, our financial condition, the value of the applicable property or the amount or timing of liquidating distributions. In addition, the value of our properties are driven in part by the credit quality of the underlying tenants, and an adverse change in the tenants’ financial conditions or a decline in the credit rating of such tenants may result in a decline in the value of our properties.
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
A tenant or lease guarantor bankruptcy could delay efforts to collect past due balances under the relevant leases, and could ultimately preclude full collection of these sums. A tenant or lease guarantor bankruptcy could cause a decrease or cessation of rental payments, which could adversely affect our financial condition or the amount or timing of our liquidating distributions.
The transition of advisory services from the Advisor to the Service Provider may adversely affect or business or our ability to implement the Liquidation Plan.
On December 19, 2016, we entered into a series of agreements, including the Services Agreement and amendments to the Advisory Agreement and the Property Management Agreement, pursuant to which the Service Provider became the exclusive advisor to us with respect to all matters primarily related to the Liquidation Plan effective January 3, 2017 and will replace the Advisor as the external advisor to us with respect to all other matters on the Transition Date. There can be no assurance, however, that the agreements with respect to the transition of services from the Advisor to the Service Provider will be sufficient to prevent any disruption or adverse effect to our business or our ability to implement the Liquidation Plan.
Our ability to operate our business and implement the Liquidation Plan depends upon the participation of executive officers, and other key personnel of the Service Provider, and there is no assurance such officers and personnel will remain in place.
We are an externally managed company and have no employees of our own, and our ability to operate our business, including implementing the Liquidation Plan and otherwise operate on a day-to-day basis, will depend to a significant degree upon the contributions of our executive officers, and other key personnel of the Service Provider. Personnel and services that we require are provided to us under contracts with an external advisor, and we are dependent on an external advisor to manage our operations and manage our real estate assets, including sale of our real estate assets. These responsibilities also include arranging financings, providing accounting services, providing information technology services, preparing and filing all reports required to be filed by it with the SEC, the IRS and other regulatory agencies, maintaining our REIT status, and maintaining our compliance with the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"). The Service Provider replaced the Advisor as the exclusive advisor to us with respect to all matters primarily related to the Liquidation Plan on January 3, 2017 and will replace the Advisor as the external advisor to us with respect to all other matters on the Transition Date.

On December 19, 2016, in connection with our entry into the Services Agreement, we also entered into a letter agreement with the Advisor requiring us to fund, and the Advisor to pay, certain amounts to incentivize and retain certain personnel of the Advisor and its affiliates during the term of the Advisory Agreement. However, there still can be no assurance that all, or any, of these key personnel will continue to provide services to us or the Advisor in connection with the transition of advisory services from the Advisor to the Service Provider, and the loss of any of these key personnel could adversely affect our business and our ability to successfully implement the Liquidation Plan.
The loss of, or inability to retain, any key personnel of the Service Provider could also adversely affect our business or our ability to successfully implement the Liquidation Plan. Under the Services Agreement, we have agreed that, on the Transition Date, we will appoint Wendy Silverstein as our chief executive officer and John Garilli as our chief financial officer, but there can be no assurance that these individuals, or suitable replacements, will be available to serve in these capacities or that the Service Provider will otherwise be able to retain the executive officers and other key personnel needed to successfully implement the Liquidation Plan. Moreover, the Services Agreement may be terminated if Ms. Silverstein resigns or is otherwise unavailable to serve as our chief executive officer for any reason and the Service Provider has not identified a replacement chief executive officer who is acceptable to a majority of our independent directors, and any termination of the Services Agreement on this basis could have an adverse effect on our ability to implement the Liquidation Plan and our business.
Any adverse changes in the financial condition of, or our relationship with, the Service Provider could hinder its ability to successfully manage our operations and our portfolio of investments. Additionally, changes in ownership or management practices, the occurrence of adverse events affecting the Service Provider or its affiliates or other companies advised by the Service Provider and its affiliates could create adverse publicity and adversely affect us and our relationship with lenders, tenants or counterparties.
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

Uninsured losses relating to real property or excessively expensive premiums for insurance coverage would reduce our cash flows and our liquidating distributions.
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
Changes in the cost or availability of insurance due to the non-renewal of the TRIA or for other reasons could expose us to uninsured casualty losses. If any of our properties incurs a casualty loss that is not fully insured, the value of our assets will be reduced by any such uninsured loss, which would reduce our liquidating distributions. In addition, other than any working capital reserve or other reserves we may establish, we have no source of funding to repair or reconstruct any uninsured property. Also, to the extent we must pay unexpectedly large amounts for insurance, the amount of liquidating distributions we make to our stockholders would be negatively impacted.
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
Our properties are located in the New York MSA which has experienced, and remains susceptible to, terrorist attacks. In addition, any kind of terrorist activity or violent criminal acts, including terrorist acts against public institutions or buildings or modes of public transportation (including airlines, trains or buses) could have a negative effect on our business and the value of our properties. More generally, any terrorist attack, other act of violence or war, including armed conflicts, could result in increased volatility in, or damage to, the worldwide financial markets and economy including demand for properties and the availability of financing.
Our property taxes could increase due to reassessment or property tax rate changes.
We are required to pay real property taxes in respect of our properties and such taxes may increase as our properties are reassessed by taxing authorities or as property tax rates change. An increase in the assessed value of our properties or our property tax rates could adversely impact our financial condition, results of operations and reduce the amount of liquidating distributions we make to our stockholders.

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
In addition, when excessive moisture accumulates in buildings or on building materials, mold growth may occur, particularly if the moisture problem remains undiscovered or is not addressed over a period of time. Some molds may produce airborne toxins or irritants. Concern about indoor exposure to mold has been increasing, as exposure to mold may cause a variety of adverse health effects and symptoms, including allergic or other reactions. As a result, the presence of significant mold at any of our properties could require us to undertake a costly remediation program to contain or remove the mold from the affected property, which would adversely affect our operating results.
The cost of defending against claims of liability, of compliance with environmental regulatory requirements, of remediating any contaminated property, or of paying personal injury claims could materially adversely affect our business, the value of our properties or our results of operations and, consequently, the amounts available to make liquidating distributions to our stockholders.
Environmental laws also may impose liens on property or restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures or prevent us from operating such properties. Some of these laws and regulations have been amended so as to require compliance with new or more stringent standards as of future dates. Compliance with new or more stringent laws or regulations or stricter interpretation of existing laws may require us to incur material expenditures. Future laws, ordinances or regulations may impose material environmental liability.
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
Our business could suffer in the event the Service Provider or any other party that provides us with services essential to our operations experiences system failures or cyber-incidents or a deficiency in cybersecurity.
Despite system redundancy, the implementation of security measures and the existence of a disaster recovery plan for the internal information technology systems of the Service Provider and other parties that provide us with services essential to our operations are vulnerable to damages from any number of sources, including computer viruses, unauthorized access, energy blackouts, natural disasters, terrorism, war and telecommunication failures. Any system failure or accident that causes interruptions in our operations could result in a material disruption to our business.
A cyber-incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of information resources. More specifically, a cyber-incident is an intentional attack or an unintentional event that can result in third parties gaining unauthorized access to systems to disrupt operations, corrupt data or steal confidential information. As reliance on technology in our industry has increased, so have the risks posed to the systems of the Service Provider and other parties that provide us with services essential to our operations. In addition, the risk of a cyber-incident, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Even the most well protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted attacks and intrusions evolve and generally are not recognized until launched against a target, and in some cases are designed not to be detected and, in fact, may not be detected.

The remediation costs and lost revenues experienced by a victim of a cyber-incident may be significant and significant resources may be required to repair system damage, protect against the threat of future security breaches or to alleviate problems, including reputational harm, loss of revenues and litigation, caused by any breaches.
In addition, a security breach or other significant disruption involving the IT networks and related systems of the Service Provider or any other party that provides us with services essential to our operations could:

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
Although the Service Provider and other parties that provide us with services essential to our operations intend to continue to implement industry-standard security measures, there can be no assurance that those measures will be sufficient, and any material adverse effect experienced by the Service Provider and other parties that provide us with services essential to our operations could, in turn, have an adverse impact on us.
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
Risks Related to Conflicts of Interest
Employees of the Service Provider, including employees who will be our executive officers, face conflicts of interest related to the positions they hold with the Service Provider and its affiliates.
We are an externally managed company and have no employees. Personnel and services that we require are provided to us under contracts with an external advisor, which will be the Service Provider effective on the Transition Date, and we will be dependent on the Service Provider to manage our operations and manage our real estate assets, including sale of our real estate assets. Employees or consultants of the Service Provider who will provide services to us, including employees or consultants who will serve as our officers, also hold or may hold positions with the Service Provider and its affiliates and provide services with respect to other entities or with respect to other properties or businesses of the Service Provider and its affiliates, which could result in conflicts of interest.
The Service Provider and its affiliates or entities that they advise own properties, and may seek to acquire additional properties, in the New York metropolitan area. Conflicts could result in actions or inactions by the Service Provider or employees or consultants of the Service Provider, including employees or consultants who will be our executive officers, that are detrimental to our business. Conflicts with our business and interests are most likely to arise from involvement in activities related to (a) allocation of management time and services between us and the other entities, (b) terms and timing of sales of properties (c) the lease of vacant space or renewal of existing leases at our properties as compared to properties owned or managed by affiliates of the Service Provider, and (d) any decision to sell our company and abandon the Liquidation Plan.

The Service Provider and its affiliates face conflicts of interest relating to the structure of the fees they receive, which could result in actions that are not necessarily in the long-term best interests of our stockholders.
Under the Services Agreement, the Service Provider is entitled to certain fees and other compensation which may result in its interests not being wholly aligned with those of our stockholders. For example, the Service Provider could be motivated to recommend certain actions that could increase the potential that it will earn incentive fees, but which may not be consistent with actions desired by our stockholders.
Risks Related to our Corporate Structure and Common Stock
The trading price of our common stock has been volatile and may fluctuate.
The trading price of our common stock has been volatile and may continue to fluctuate widely as a result of a number of factors, many of which are outside our control. In addition, the stock market is subject to fluctuations in the share prices and trading volumes that affect the market prices of the shares of many companies. These broad market fluctuations have in the past and may in the future adversely affect the market price of our common stock. Among the factors that could affect the price of our common stock are:

•	our financial condition and performance;

•	the financial condition of our tenants, including the extent of tenant bankruptcies or defaults;

•	actual or anticipated quarterly fluctuations in our operating results and financial condition;

•	our dividend policy, including the suspension of dividends;

•
the reputation of REITs and real estate investments generally and the attractiveness of REIT equity securities in comparison to other equity securities, including securities issued by other real estate companies, and fixed income securities;

•	our reputation and the reputation of the Service Provider and its affiliates;

•	uncertainty and volatility in the equity and credit markets;

•	fluctuations in interest rates;

•
changes in revenue or earnings estimates or publication of research reports and recommendations by financial analysts or actions taken by rating agencies with respect to our securities or those of other REITs;

•	failure to meet analysts’ revenue or earnings estimates;

•	speculation in the press or investment community;

•	sales of our assets pursuant to the Liquidation Plan;

•	our common stock being removed from indexes due to the Liquidation Plan;

•	the Liquidation Plan causing us to no longer qualify to be held by certain institutional investors under their governing documents;

•	strategic actions by our competitors, such as acquisitions or restructurings;

•	the extent of institutional investor interest in us;

•	the extent of short-selling of our common stock and the shares of our competitors;

•	fluctuations in the stock price and operating results of our competitors;

•	general financial and economic market conditions and, in particular, developments related to market conditions for REITs and other real estate related companies;

•	domestic and international economic factors unrelated to our performance; and

•	all other risk factors addressed elsewhere in this Annual Report on Form 10-K.

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
There is no assurance that our OP or its subsidiaries will be able to, or be permitted to, pay distributions to us that will enable us to pay our obligations. Each of our OP's subsidiaries is a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from these entities. In addition, because we are a holding company, stockholder claims will be structurally subordinated to all existing and future liabilities and obligations of our OP and its subsidiaries. Therefore, in connection with implementing the Liquidation Plan or in the event of our bankruptcy or reorganization, our assets and those of our OP and its subsidiaries will be able to satisfy stockholder claims as stockholders only after all of our and our OP's and its subsidiaries liabilities and obligations have been paid in full.
Existing stockholders’ interests will be diluted if we issue additional shares in connection with the OPP.
Additional limited partnership units of the OP entitled “LTIP units” (“LTIP units”) issued under our 2014 Second Amended and Restated 2014 Advisor Multi-Year Outperformance Agreement (the “OPP”) to the Advisor are eligible to be earned in the third and final year of the OPP on April 15, 2017 (the “Year 3 LTIP units”) and, if earned, will be converted on a one-for-one basis into shares of our common stock. If a change of control (as defined in the OPP) occurs prior to April 15, 2017, the calculation of the Year 3 LTIP units will be made as of the day immediately preceding the close of the change of control and the value of such Year 3 LTIP units will be paid to the Advisor in cash at the closing. In either event, the number of Year 3 LTIP units earned will be calculated based on the achievement of certain absolute and relative performance criteria related to the total return to our stockholders (share price appreciation plus dividends and other distributions). Existing stockholders’ interests will be diluted (and the amount of liquidating distributions each share of common stock will be entitled to will be reduced) if we issue additional shares of common stock.
Our rights and the rights of our stockholders to recover claims against our officers and directors are limited, which could reduce recoveries against them if they cause us to incur losses.
Subject to certain limitations set forth therein or under Maryland law, our charter provides that no director or officer will be liable to us or our stockholders for monetary damages and requires us to indemnify our directors and our officers. Maryland law provides that a director has no liability in that capacity if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in the corporation’s best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. We and our stockholders also may have more limited rights against our directors and officers than might otherwise exist under common law, which could reduce recoveries against them. In addition, we may be obligated to fund the defense costs or otherwise reimburse for losses incurred by our directors, officers, employees and agents, or the Advisor, the Service Provider and their respective affiliates in some cases pursuant to our agreements with them.
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
Maryland law limits the ability of a third-party to buy a large ownership interest in us and exercise voting power in electing directors, which may discourage a takeover that could otherwise result in a premium price to our stockholders.
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
A total of 83% of our properties measured by rentable square feet as of December 31, 2016 consisted of commercial office properties located in the New York MSA. Rental income from office properties may fluctuate with general market and economic conditions. Our office properties may be adversely affected by market or economic challenges experienced by the U.S. economy or real estate industry as a whole. Because our portfolio includes commercial office buildings located in the New York MSA, which has a relatively large number of financial and professional services sector, significant job losses in the financial and professional services sector, which may decrease demand for office space, causing market rental rates and property values to be negatively impacted.
We also may experience a decrease in occupancy and rental rates accompanied by increases in the cost of re-leasing space (including for tenant improvements) and in uncollectible receivables. Early lease terminations may significantly contribute to a decline in occupancy of our office properties and may adversely affect the value of the impacted property. While lease termination fees increase current period income, future rental income may be diminished because, during periods in which market rents decline, it is unlikely that we will collect from replacement tenants the full contracted amount which had been payable under the terminated leases.
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
A total of 9% of our property holdings measured by rentable square feet as of December 31, 2016 is comprised of commercial retail properties located in the New York MSA. A retail property's revenues and value may be adversely affected by a number of factors, many of which apply to real estate investment generally, but which also include trends in the retail industry and perceptions by retailers or shoppers of the safety, convenience and attractiveness of the retail property. In addition, to the extent that the investing public has a negative perception of the retail sector, the value of our retail properties may be negatively impacted.
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
In the retail sector, any tenant occupying a large portion of the gross leasable area of a retail center, a tenant of any of the triple-net single-user retail properties outside the primary geographical area of investment, commonly referred to as an anchor tenant, or a tenant that is our anchor tenant at more than one retail center, may become insolvent, may suffer a downturn in business, or may decide not to renew its lease. Any of these events would result in a reduction or cessation in rental payments to us and would adversely affect our results of operations and our financial condition and could reduce or delay our liquidating distributions. A lease termination by an anchor tenant could result in lease terminations or reductions in rent by other tenants whose leases permit cancellation or rent reduction if another tenant's lease is terminated. We may own properties where the tenants may have rights to terminate their leases if certain other tenants are no longer open for business. These "co-tenancy" provisions also may exist in some leases where we own a portion of a retail property and one or more of the anchor tenants leases space in that portion of the center not owned or controlled by us. If such tenants were to vacate their space, tenants with co-tenancy provisions would have the right to terminate their leases with us or seek a rent reduction from us. In such event, we may be unable to re-lease the vacated space. Similarly, the leases of some anchor tenants may permit the anchor tenant to transfer its lease to another retailer. The transfer to a new anchor tenant could cause customer traffic in the retail center to decrease and thereby reduce the income generated by that retail center. A lease transfer to a new anchor tenant could also allow other tenants to make reduced rental payments or to terminate their leases at the retail center. If we are unable to re-lease the vacated space to a new anchor tenant, we may incur additional expenses in order to re-model the space to be able to re-lease the space to more than one tenant.

Competition with other retail channels may reduce our profitability.
Our retail tenants face potentially changing consumer preferences and increasing competition from other forms of retailing, such as retailing conducted through internet websites (which we refer to as e-commerce), discount shopping centers, outlet centers, upscale neighborhood strip centers, catalogues and other forms of direct marketing, discount shopping clubs and telemarketing. Other retail properties within the market area of our retail properties may compete with our retail properties for customers, affecting their tenants' cash flows and thus affecting their ability to pay rent. In addition, some of our tenants' rent payments may be based on the amount of sales revenue that they generate. If these tenants experience competition, the amount of their rent may decrease and our cash flow will decrease.
Moreover, the use of the internet by consumers continues to gain popularity and migration towards e-commerce is expected to continue. This increase in internet sales could result in a downturn in the business of our current tenants in their "brick and mortar" locations and could affect the way future tenants lease space.
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
We cannot and do not directly or indirectly operate our lodging property and instead rely on the ability of a third-party hotel management company to operate our lodging property. In order for us to satisfy certain REIT qualification rules, we cannot directly or indirectly operate any lodging property or actively participate in the decisions affecting its daily operations. The lodging property that we own is leased to a taxable REIT subsidiary (“TRS”), which has entered into a hotel management agreement with a third-party hotel management company to operate the properties that we have leased to the TRS. We cannot and do not control this third-party hotel management company, which is responsible for maintenance and other day-to-day management including, but not limited to, the implementation of significant operating decisions. Thus, even if we believe our lodging property is being operated inefficiently or in a manner that does not result in satisfactory operating results, we may not be able to require the third-party hotel management company to change its method of operation. Any negative publicity or other adverse developments that affect that operator generally may adversely affect the performance of our lodging property.

We rely on the third-party hotel management company to establish and maintain adequate internal controls over financial reporting at our lodging property. We do not, however, control the design or implementation of or changes to these internal controls. We may not be able to require the third-party hotel management company to change its internal control structure. This could require us to implement extensive and possibly inefficient controls at a parent level in an attempt to mitigate such deficiencies. If such controls are not effective, the accuracy of the results of our operations that we report could be affected. Accordingly, our ability to conclude that, as a company, our internal controls are effective is significantly dependent upon the effectiveness of internal controls that our third-party hotel management company has implemented at our lodging property. It is possible that we could have a significant deficiency or material weakness as a result of the ineffectiveness of the internal controls at our lodging property.
If we replace the third-party hotel management company, we may be required by the terms of the relevant management agreement to pay substantial termination fees, and we may experience significant disruptions at our lodging property. We may not be able to make arrangements with a third-party hotel management company with substantial prior lodging experience in the future and could experience disruptions in our operations.
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
We are generally subject to risks associated with the employment of hotel employees. Our lodging property is leased to a TRS, which entered into a hotel management agreement with a third-party hotel management companies to operate the lodging properties that we lease to the TRS. Hotel operating revenues and expenses for this property are included in our consolidated results of operations. As a result, although we do not directly employ or manage the labor force at our lodging properties, we are subject to many of the costs and risks generally associated with the hotel labor force. Our third-party property manager is responsible for hiring and maintaining the labor force at our lodging property and for establishing and maintaining the appropriate processes and controls over such activities. From time to time, the operations of our lodging property may be disrupted through strikes, public demonstrations or other labor actions and related publicity. We may also incur increased legal costs and indirect labor costs as a result of the aforementioned disruptions, or contract disputes or other events. Our third-party property manager may be targeted by union actions or adversely impacted by the disruption caused by organizing activities.

Risks Associated with Debt Financing and Investments
We have outstanding debt, and the amount of debt and its cost may increase and refinancing may not be available on acceptable terms.
Our business is subject to risks normally associated with debt financing. The total principal amount of our combined outstanding indebtedness, which generally comprises mortgage loans secured by our properties, our pro rata share of Worldwide Plaza's indebtedness and our other mortgage and mezzanine indebtedness was $1.6 billion as of December 31, 2016. We may borrow additional funds if we need funds to satisfy the REIT tax qualification requirement that we distribute at least 90% of our annual REIT taxable income to our stockholders. We also may borrow if we otherwise deem it necessary or advisable to assure that we maintain our qualification as a REIT.
We may be unable to obtain debt financing or refinance existing indebtedness upon maturity. Our substantial indebtedness and the cash flow associated with serving our indebtedness could have important consequences, including the risks that:

•	our cash flow could be insufficient to pay principal and interest;

•	our debt financing contains prepayment penalties, assumption fees or other provisions that restrict our ability to transfer assets;

•	we might be required to use a substantial portion of our cash flow from operations to pay our indebtedness, thereby reducing the amount of liquidating distributions we make;

•	our ability to obtain additional financing for working capital, capital expenditures, satisfaction of debt service requirements and general corporate or other purposes could be limited;

•
we may not be able to refinance existing indebtedness (which requires substantial principal payments at maturity) and, if we can, the terms of such refinancing might not be as favorable as the terms of existing indebtedness;

•
if principal payments due at maturity cannot be refinanced, extended or paid with proceeds of other capital transactions, such as new equity capital, our cash flow may not be sufficient in all years to repay all maturing debt; and

•
prevailing interest rates or other factors at the time of refinancing (such as the possible reluctance of lenders to make commercial real estate loans) may result in higher interest rates, which could adversely affect net income, cash flow and our ability to service debt and pay liquidating distributions.

In addition, incurring mortgage debt increases the risk of loss since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property securing the loan that is in default, thus reducing the value of an investment in our common stock. For U.S. federal income tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds. In such event, we may be unable to pay the amount of dividends required in order to maintain our REIT status. We may give full or partial guarantees to lenders of mortgage debt to the entities that own our properties. If we provide a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity. If any mortgages contain cross-collateralization or cross-default provisions, a default on a single property could affect multiple properties. If any of our properties are foreclosed upon due to a default, our ability to make cash distributions to our stockholders will be adversely affected which could result in our losing our REIT status and would result in a decrease in the amount of liquidating distributions we will be able to pay.

Covenants in the instruments governing our existing indebtedness could limit our operational and financial flexibility or result in covenant breaches.
The POL Loans contain operating covenants and covenants related to maintaining minimum net worth and liquid assets that could limit our financial and operational flexibility, In addition, we will be unable to pay liquidating distributions until we repay the release amounts required to be paid upon property sales under the POL Loans, which may delay the timing of liquidating distributions.
The other mortgage loans we have include certain property-level financial covenants including debt service coverage ratios covenants, as well as transfer restrictions. The mortgages relating to many of the properties we have acquired include restrictions, such as prepayment penalties or assumption fees, that could affect our ability to sell properties or the net proceeds we would realize upon a sale.
These covenants may negatively impact our ability to complete sales of our assets or the timing and amount of our liquidating distributions. If we fail to satisfy those covenants, we would be in default and may be required to repay our indebtedness with capital from other sources. Under such circumstances, other sources of debt or equity capital may not be available to us, or may be available only on unattractive terms.
Increases in interest rates could increase the amount of our debt payments and reduce the amount of liquidating distributions we pay to our stockholders.
We have incurred substantial indebtedness, of which $1.1 billion outstanding as of December 31, 2016, among other things, bears interest at variable interest rates. We have not entered into any swaps, and have purchased LIBOR caps on only $305.0 million of this variable rate indebtedness, to minimize the impact of increases in interest rates on this variable rate indebtedness. Accordingly, increases in interest rates would increase our interest costs, which could reduce our cash flows and our ability to pay dividends to our stockholders. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments in properties at times that may not permit realization of the maximum return on such investments.
U.S. Federal Income Tax Risks
Our failure to remain qualified as a REIT would subject us to U.S. federal income tax and potentially state and local tax, and would adversely affect our operations and reduce the amount of our liquidating distributions.
We have elected to be taxed as a REIT commencing with our taxable year ended December 31, 2010 and intend to operate in a manner that would allow us to continue to qualify as a REIT until we have completed our liquidation. However, we may terminate our REIT qualification, if our board of directors determines that not qualifying as a REIT is in our best interests, or inadvertently. Our qualification as a REIT depends upon our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. The REIT qualification requirements are extremely complex and interpretation of the U.S. federal income tax laws governing qualification as a REIT is limited. Furthermore, any opinion of our counsel, including tax counsel, as to our eligibility to qualify or remain qualified as a REIT is not binding on the Internal Revenue Service ( the "IRS") and is not a guarantee that we will qualify, or continue to qualify, as a REIT. Accordingly, we cannot be certain that we will be successful in operating so we can remain qualified as a REIT. Our ability to satisfy the asset tests depends on our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. Our compliance with the REIT income or quarterly asset requirements also depends on our ability to successfully manage the composition of our income and assets on an ongoing basis. Accordingly, if certain of our operations were to be recharacterized by the IRS, such recharacterization would jeopardize our ability to satisfy all requirements for qualification as a REIT. Furthermore, future legislative, judicial or administrative changes to the U.S. federal income tax laws could be applied retroactively, which could result in our disqualification as a REIT.
If we fail to continue to qualify as a REIT for any taxable year, and we do not qualify for certain statutory relief provisions, we will be subject to U.S. federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT qualification. Losing our REIT qualification would reduce our net earnings available for distribution to stockholders, including liquidating distributions, because of the additional tax liability.

Even though we qualify as a REIT, in certain circumstances, we may incur tax liabilities that would reduce our cash available for other purposes.
Even though we qualify and to the extent we maintain our status as a REIT, we may be subject to U.S. federal, state and local income taxes. For example, net income from the sale of properties that are "dealer" properties sold by a REIT (a "prohibited transaction" under the Code) will be subject to a 100% tax. We also may decide to retain net capital gain we earn from the sale or other disposition of our property and pay U.S. federal income tax directly on such income. We also will be subject to corporate tax on any undistributed REIT taxable income. We also may be subject to state and local taxes on our income or property, including franchise, payroll and transfer taxes, either directly or at the level of our OP or at the level of the other companies through which we indirectly own our assets, such as our TRSs, which are subject to full U.S. federal, state, local and foreign corporate-level income taxes. Any taxes we pay directly or indirectly will reduce our cash available for other purposes.
To maintain our qualification as a REIT we must meet annual distribution requirements, which may force us to forgo otherwise attractive opportunities or borrow funds during unfavorable market conditions.
In order to maintain our qualification as a REIT, we must distribute annually to our stockholders at least 90% of our REIT taxable income (which does not equal net income, as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding net capital gain. We will be subject to U.S. federal income tax on our undistributed REIT taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which dividends we pay with respect to any calendar year are less than the sum of (a) 85% of our ordinary income, (b) 95% of our capital gain net income and (c) 100% of our undistributed income from prior years. It is possible that we might not be able to pay distributions sufficient to meet the annual distribution requirements and to avoid U.S. federal income and excise taxes on our earnings in order to continue to qualify as a REIT during our liquidation process.
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
We intend to maintain the status of our OP as a partnership or a disregarded entity for U.S. federal income tax purposes. However, if the IRS were to successfully challenge the status of our OP as a partnership or disregarded entity for such purposes, it would be taxable as a corporation. In such event, this would reduce the amount of distributions that our OP could make to us. This also would result in our failing to qualify as a REIT, and becoming subject to a corporate level tax on our income. This substantially would reduce our cash available to pay liquidating distributions and the yield on an investment in our common stock. In addition, if any of the partnerships or limited liability companies through which our OP owns its properties, in whole or in part, loses its characterization as a partnership and is otherwise not disregarded for U.S. federal income tax purposes, it would be subject to taxation as a corporation, thereby reducing distributions to the OP. Such a recharacterization of an underlying property owner could also threaten our ability to maintain our REIT qualification.

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
Pursuant to the Foreign Investment in Real Property Tax Act of 1980 ("FIRPTA") and other guidance by the IRS liquidating distributions to the extent attributable to sales or exchanges of "U.S. real property interests" ("USRPIs") generally will be taxed to a non-U.S. stockholder (other than a qualified pension plan, entities wholly owned by a qualified pension plan and certain foreign publicly traded entities) as if such gain were effectively connected with a U.S. trade or business. However, liquidating distributions will not be treated as effectively connected income if (a) the dividend is received with respect to a class of stock that is regularly traded on an established securities market located in the United States and (b) the non-U.S. stockholder does not own more than 10% of the class of our stock at any time during the one- year period ending on the date the liquidating distribution is received.
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
Item 1B. Unresolved Staff Comments.
Not applicable.

Item 2. Properties.
General
As of December 31, 2016, we owned 19 properties located in the New York MSA. The following table presents certain additional information about the properties we owned at December 31, 2016, including our pro rata share of our investment in Worldwide Plaza:

Property	Ownership	Rentable Square Feet(1)	Percent Occupied(2)	Annualized Cash Rent (in thousands)	Annualized Cash Rent Per Square Foot	Number of Leases
Manhattan Office Properties - Office
Design Center	100.0%	81,082	93.9%	$3,993	$52.43	17
416 Washington Street	100.0%	1,565	100.0%	60	38.22	1
256 West 38th Street	100.0%	88,683	77.2%	2,885	42.12	10
229 West 36th Street	100.0%	129,751	100.0%	6,303	48.58	8
218 West 18th Street	100.0%	165,670	100.0%	9,818	59.26	7
50 Varick Street	100.0%	158,574	100.0%	11,613	73.24	1
333 West 34th Street	100.0%	317,040	100.0%	15,365	48.46	3
1440 Broadway	100.0%	711,800	74.6%	31,427	59.19	10
One Worldwide Plaza	48.9%	878,613	100.0%	59,524	67.75	9
245-249 West 17th Street	100.0%	214,666	100.0%	15,178	70.70	1
Manhattan Office Properties - Office Total		2,747,444	92.5%	156,166	61.45	67

Manhattan Office Properties - Retail
256 West 38th Street	100.0%	28,360	100.0%	1,218	42.94	3
229 West 36th Street	100.0%	20,132	100.0%	1,065	52.91	1
333 West 34th Street	100.0%	29,688	100.0%	1,490	50.19	1
1440 Broadway	100.0%	37,619	95.5%	5,120	142.52	7
One Worldwide Plaza	48.9%	123,213	100.0%	5,212	42.30	20
245-249 West 17th Street	100.0%	66,628	100.0%	5,507	82.65	3
Manhattan Office Properties - Retail Total		305,640	99.4%	19,612	64.53	35
Sub-Total/Weighted Average Manhattan Office Properties - Office and Retail		3,053,084	93.2%	175,778	61.78	102

Manhattan Stand Alone Retail
367-387 Bleecker Street	100.0%	9,724	91.9%	2,513	281.36	4
33 West 56th Street (garage)	100.0%	12,856	100.0%	460	35.79	1
416 Washington Street	100.0%	7,436	100.0%	454	61.09	2
One Jackson Square	100.0%	8,392	100.0%	1,707	203.42	4
350 West 42nd Street	100.0%	42,774	100.0%	1,772	41.42	4
350 Bleecker Street	100.0%	14,511	84.6%	754	61.39	2
Sub-Total/Weighted Average Manhattan Stand Alone Retail		95,693	96.8%	7,660	82.66	17

Outer-Borough Properties
1100 Kings Highway	100.0%	61,318	100.0%	2,862	46.66	5
Sub-Total/Weighted Average Outer-Borough Properties		61,318	100.0%	2,862	46.66	5
Portfolio Total		3,210,095	93.4%	$186,300	$62.11	124
__________________

(1)
Does not include 128,612 square feet at the Viceroy Hotel (a 240-room hotel that is 100% owned by us, subject to a ground lease), antenna leases at Worldwide Plaza or 15,055 square feet at the garage at 416 Washington Street, which is being operated under a management contract with a third party.

(2)	Inclusive of leases signed but not yet commenced.

Future Minimum Lease Payments
The following table presents future minimum base rent payments, on a cash basis, due to us over the next ten years and thereafter at the properties we owned as of December 31, 2016, excluding Worldwide Plaza. These amounts exclude contingent rental payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes among other items.

(In thousands)	Future Minimum Base Rent Payments
2017	$107,900
2018	105,258
2019	97,219
2020	97,765
2021	96,434
2022	89,712
2023	85,328
2024	73,677
2025	48,064
2026	35,903
Thereafter	128,866
Total	$966,126
Future Lease Expirations Table
The following is a summary of lease expirations for the next ten years at the properties we owned as of December 31, 2016, including our pro rata share of Worldwide Plaza:

Year of Expiration	Number of Leases Expiring	Expiring Annualized Cash Rent(1)	Expiring Annualized Cash Rent as a Percentage of the Total Portfolio(1)	Leased Rentable Square Feet(2)	Percent of Portfolio Leased Rentable Square Feet Expiring
		(In thousands)
2017	16	$7,474	4%	106,379	3%
2018	17	9,512	4%	159,320	5%
2019	10	1,267	1%	32,077	1%
2020	8	5,631	3%	80,051	2%
2021	15	7,901	4%	178,758	5%
2022	16	12,266	6%	198,477	6%
2023	3	3,960	2%	58,632	2%
2024	11	50,355	24%	603,320	18%
2025	9	35,753	17%	433,998	13%
2026	7	8,141	4%	129,051	4%
Total	112	$142,260	69%	1,980,063	59%
_________________

(1)	Expiring annualized cash rent represents contractual cash base rents at the time of lease expiration added to current reimbursements from tenants, excluding electric reimbursements and free rent.

(2)	Excludes 122,896 square feet of the Viceroy Hotel (which excludes space leased to the hotel restaurant tenant). Total vacant square footage at December 31, 2016 was 210,703 square feet.

Tenant Concentration
The following table lists the tenant whose rented square footage is greater than 10% of the total portfolio rentable square footage as of December 31, 2016:

Tenant	Rented Square Feet(1)	Rented Square Feet as a % of Total Portfolio	Lease Expiration	Remaining Lease Term(2)	Renewal Options	Annualized Cash Rent(1) (3)
						(In thousands)
Nomura Holdings America, Inc.	400,934	12.0%	Sep. 2033	16.8	(4)	$19,660
________________________________

(1)	Rentable square feet and annualized cash rent reflect our 48.9% pro rata share of Worldwide Plaza.

(2)	Remaining lease term in years as of December 31, 2016.

(3)	Annualized cash rent as of December 31, 2016 includes operating expense reimbursements, excluding electric charges and free rent.

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
Worldwide Plaza
The following table lists tenants at Worldwide Plaza whose rented square footage or annualized cash rent is greater than 10% of the total rentable square footage or annualized cash rent of Worldwide Plaza as of December 31, 2016:

Tenant	Rented Square Feet(1)	Rented Square Feet as a % of Total Worldwide Plaza	Lease Expiration	Remaining Lease Term(2)	Renewal Options	Annualized Cash Rent(1) (3)
						(In thousands)
Nomura Holdings America, Inc.	400,934	40.0%	Sep. 2033	16.8	(4)	$19,660
Cravath Swaine & Moore, LLP	301,779	30.1%	Aug. 2024	7.7	None	$29,537
_____________________________

(1)	Rented square feet and annualized cash rent reflect our 48.9% pro rata share of the building.

(2)	Remaining lease term in years as of December 31, 2016.

(3)	Annualized cash rent as of December 31, 2016 includes operating expense reimbursements, excluding electric charges and free rent.

(4)
Nomura Holdings America, Inc. has up to four options to renew its lease. The first two options are for renewal terms of five or ten years each and the second two options are for five years each. In total, the renewal options allow for a maximum of 20 years of extended term.

1440 Broadway
The following table lists tenants at 1440 Broadway whose rented square footage is greater than 10% of the total rentable square footage of 1440 Broadway as of December 31, 2016:

Tenant	Rented Square Feet	Rented Square Feet as a % of Total 1440 Broadway	Lease Expiration	Remaining Lease Term(1)	Renewal Options	Annualized Cash Rent(2)
						(In thousands)
Macy's Inc.	203,196	27.1%	Jan. 2024	7.1	None	$12,330
Ford Foundation	104,525	13.9%	Dec. 2018	2.0	None	$6,514
_____________________________

(1)	Remaining lease term in years as of December 31, 2016.

(2)	Annualized cash rent as of December 31, 2016 includes operating expense reimbursements, excluding electric charges and free rent.
333 West 34th Street
The following table lists tenants at 333 West 34th Street whose rented square footage is greater than 10% of the total rentable square footage of 333 West 34th Street as of December 31, 2016:

Tenant	Rented Square Feet		Rented Square Feet as a % of Total 333 West 34th Street	Lease Expiration		Remaining Lease Term(1)	Renewal Options	Annualized Cash Rent(2)
								(In thousands)
The Segal Company (Eastern States) Inc.	144,307	(3)	41.6%	Feb. 2025		8.2	None	$9,148
Metropolitan Transportation Authority (MTA)	130,443	(4)	37.6%	Jan. 2021	(5)	4.1	None	$4,527
Godiva Chocolatier, Inc.	42,290		12.2%	Feb. 2027		10.2	None	$1,689
_____________________________

(1)	Remaining lease term in years as of December 31, 2016.

(2)	Annualized cash rent as of December 31, 2016 includes operating expense reimbursements, excluding electric charges and free rent.

(3)	Does not include 17,503 rentable square feet subleased by the Metropolitan Transportation Authority (MTA) in December 2016.

(4)	Includes 17,503 rentable square feet subleased from The Segal Company (Eastern States) Inc. in December 2016.

(5)	Early termination at the tenant's option available at any time in exchange for a termination payment.

245-249 West 17th Street
The following table lists tenants at 245-249 West 17th Street whose rented square footage is greater than 10% of the total rentable square footage of 245-249 West 17th Street as of December 31, 2016:

Tenant	Rented Square Feet	Rented Square Feet as a % of Total 245-249 West 17th Street	Lease Expiration	Remaining Lease Term(1)	Renewal Options	Annualized Cash Rent(2)
						(In thousands)
Twitter, Inc.	214,666	76.3%	Apr. 2025	8.3	2 - 5 year	$15,178
Room & Board, Inc.	60,161	21.4%	Oct. 2034	17.8	1 - 5 year	$4,699
_____________________________

(1)	Remaining lease term in years as of December 31, 2016.

(2)	Annualized cash rent as of December 31, 2016 includes operating expense reimbursements, excluding electric charges and free rent.
Property Financing
Our mortgage notes payable, excluding our share of the mortgage note payable encumbering Worldwide Plaza, as of December 31, 2016 consist of the following:

		Outstanding Loan Amount
Portfolio	Encumbered Properties	December 31, 2016	Effective Interest Rate		Interest Rate	Maturity
		(In thousands)
Design Center	1	$19,380	6.3%	(1)	Fixed	Dec. 2021
1100 Kings Highway	1	20,200	3.4%	(2)	Fixed	Aug. 2017
256 West 38th Street	1	24,500	3.1%	(2)	Fixed	Dec. 2017
1440 Broadway(3)	1	305,000	4.1%	(4)	Variable	Oct. 2019
Mortgage Loan(5)	12	500,000	3.2%	(4)	Variable	Dec 2017
Mezzanine Loan		260,000	6.5%	(4)	Variable	Dec 2017
	16	$1,129,080	4.2%	(6)
______________________

(1)	Fixed interest rate reset in December 2016 after five years outstanding.

(2)	Fixed through an interest rate swap agreement.

(3)	Total commitments of $325.0 million; additional $20.0 million available, subject to lender approval, to fund certain tenant allowances, capital expenditures and leasing costs.

(4)	LIBOR portion is capped through an interest rate cap agreement.

(5)	Encumbered properties are the POL Loan Properties.

(6)	Calculated on a weighted average basis for all mortgages outstanding as of December 31, 2016.
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

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock is currently traded on the NYSE under the symbol "NYRT." Set forth below is a line graph comparing the cumulative total stockholder return on our common stock, based on the closing market price of the common stock and reinvested dividends, with the FTSE National Association of Real Estate Investment Trusts ("NAREIT") Equity Index and the New York Stock Exchange Index ("NYSE Index") for the period commencing April 15, 2014, the date on which we listed our shares on the NYSE and ending December 31, 2016. The graph assumes an investment of $100 on April 15, 2014.
For each calendar quarter indicated, the following table reflects high and low sales prices for the common stock as reported by the NYSE and the amounts paid to our stockholders in respect of these shares to which we refer as "dividends."

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2016:
High	$11.60	$11.07	$10.15	$10.15
Low	$9.00	$8.79	$8.95	$8.99
Dividends paid per share	$0.115	$0.115	$0.115	$0.038	(1)

2015:
High	$10.85	$10.61	$10.44	$11.90
Low	$9.82	$8.87	$9.39	$10.28
Dividends paid per share	$0.115	$0.115	$0.115	$0.115
______________________
(1)    Represents regular dividend paid with respect to October 2016. In October 2016, we suspended payment of our regular dividend commencing with the month of November 2016. During the implementation of the Liquidation Plan, we will not resume paying monthly dividends.
Holders
As of January 31, 2017, we had 167.9 million shares of common stock outstanding held by a total of 777 stockholders of record.

Dividends
We have elected to qualify as a REIT commencing with our taxable year ended December 31, 2010. As a REIT, we are required to distribute annually at least 90% of our REIT taxable income to our stockholders, determined without regard for the deduction for dividends paid and excluding net capital gains. The amount actually paid to our stockholders is determined by our board of directors and is dependent on a number of factors, including the amount of funds available, financial condition, capital expenditure requirements and annual distribution requirements needed to qualify and maintain our status as a REIT under the Code.
From December 2010 to April 2014, our board of directors approved and we declared and paid monthly dividends at an annualized rate equal to $0.605 per share of common stock to stockholders of record at the close of business each day during the applicable period at a per share rate of $0.0016575342 per day. In April 2014, our board of directors approved a change in this rate and we began paying monthly dividends at an annualized rate equal to $0.46 per share of common stock, beginning with the April 2014 payment. In October 2016, we announced that our board of directors had determined that we would not pay a regular dividend for the months of November and December 2016 in anticipation of the Liquidation Plan. Due to the approval of the Liquidation Plan by our stockholders, we thereafter expect to make periodic liquidating distributions out of net proceeds from asset sales, subject to satisfying our liabilities and obligations, in lieu of regular monthly dividends.
The following table details, from a U.S. federal income tax perspective, the portion of amounts paid to stockholders treated as a return of capital and capital gain dividends per share per annum for the years ended December 31, 2016 and 2015:

	Year Ended December 31,
	2016		2015
Return of capital	$0.34	89.7%	$0.45	98.0%
Capital gain dividends	0.04	10.3%	0.01	2.0%
Total	$0.38	100.0%	$0.46	100.0%
The following table includes dividends and distributions reinvested in shares of common stock through our previously effective distribution reinvestment plan as well as dividends and distributions on unvested shares of restricted common stock ("restricted shares") awarded under our employee and director incentive restricted share plan (the “RSP”), LTIP units, OP units and Class B units, during the years ended December 31, 2016 and 2015:

(In thousands)	Total Dividends Paid	Total Dividends Declared
2016:
1st Quarter 2016	$19,323	$19,311
2nd Quarter 2016	20,033	20,033
3rd Quarter 2016	19,395	19,393
4th Quarter 2016	6,467	6,466
Total 2016	$65,218	$65,203

2015:
1st Quarter 2015	$19,247	$19,244
2nd Quarter 2015	19,419	19,452
3rd Quarter 2015	19,332	19,307
4th Quarter 2015(1)	19,312	19,314
Total 2015	$77,310	$77,317
_________________

(1)	Excludes distributions paid to our non-controlling partner in 163 Washington Avenue in Brooklyn, New York ("163 Washington Avenue") as a result of the sale of the property in October 2015.
Recent Sales of Unregistered Securities
Except as set forth below, we did not sell any equity securities that were not registered under the Securities Act during the year ended December 31, 2016 except with respect to which information has been included in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

On December 26, 2016, we issued 1,172,738 shares of common stock upon conversion of the 1,172,738 LTIP units that were previously “earned” under the OPP pursuant to a letter agreement related to LTIP units entered into on December 19, 2016 as part of the series of agreements providing for the transition of advisory services from the Advisor to the Service Provider. The shares were issued in reliance upon an exemption from the registration requirements of the Securities Act of 1933(the “Securities Act”) under Section 4(a)(2) of the Securities Act.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
We did not repurchase any shares of our common stock during the year ended December 31, 2016.
Share-Based Compensation Plans
The following table sets forth information regarding securities authorized for issuance under our stock option plan and our restricted share plan (as described below) as of December 31, 2016:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)
	(a)	(b)	(c)
Equity Compensation Plans approved by security holders	—	$—	16,976,060(1)
Equity Compensation Plans not approved by security holders	—	—	—
Total	—	$—	16,976,060
____________

(1)
The total number of shares of restricted stock available for future issuance under the RSP is calculated based on 10% of our outstanding shares of capital stock on a fully diluted basis as of December 31, 2016.

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
As of December 31, 2016, there were 268,780 unvested restricted shares of common stock outstanding under the RSP. Restricted shares may not, in general, be sold or otherwise transferred until the restrictions are removed and the shares have vested. Holders of restricted shares are entitled to receive cash distributions prior to the time that the restrictions on the restricted shares have lapsed. Any distributions payable in shares of common stock will be subject to the same restrictions as the underlying restricted shares.
The vesting terms of awards under the RSP are as described in the relevant award agreement.
Communications with the Board of Directors
All interested parties (including our stockholders) may communicate with our board of directors by sending written communications addressed to such person or persons in care of New York REIT, Inc., 405 Park Avenue, 14th Floor, New York, New York 10022, Attention: Nicholas Radesca, Interim Chief Financial Officer, Treasurer and Secretary. Mr. Radesca will deliver all appropriate communications to our board of directors no later than the next regularly scheduled meeting of our board of directors. If our board of directors modifies this process, the revised process will be posted on our website.
Item 6. Selected Financial Data.
The following selected financial data as of December 31, 2016, 2015, 2014, 2013 and 2012 and the years ended December 31, 2016, 2015, 2014, 2013 and 2012 should be read in conjunction with the accompanying consolidated financial statements and related notes thereto and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" below:

	December 31,
Balance sheet data (In thousands)	2016	2015	2014	2013	2012
Total real estate investments, at cost	$1,785,671	$1,822,903	$1,888,366	$1,542,805	$360,857
Total assets(1)	2,152,380	2,064,762	2,117,971	2,044,240	362,550
Mortgage notes payable, net of deferred financing costs(1)	1,107,526	381,443	169,377	168,651	180,269
Credit Facility	—	485,000	635,000	305,000	19,995
Total liabilities(1)	1,210,711	972,493	922,294	594,981	220,119
Total equity	941,669	1,092,269	1,195,677	1,449,259	142,431
______________________________

(1)
Historical figures have been adjusted to comply with new accounting guidance effective for our fiscal year ending December 31, 2016, which now requires deferred financing costs related to mortgage notes payable to be reflected as a reduction of the principal amount of the liability instead of as an asset.

	Year Ended December 31,
Operating data (In thousands, except share and per share data)	2016	2015	2014	2013	2012
Total revenues	$160,274	$174,521	$155,567	$55,887	$15,422
Operating expenses	213,029	195,415	227,540	65,105	16,787
Operating loss	(52,755)	(20,894)	(71,973)	(9,218)	(1,365)
Total other expenses	(31,144)	(19,375)	(22,312)	(10,093)	(5,007)
Net loss	(83,899)	(40,269)	(94,285)	(19,311)	(6,372)
Net loss attributable to non-controlling interests	1,373	1,188	1,257	32	33
Net loss attributable to stockholders	$(82,526)	$(39,081)	$(93,028)	$(19,279)	$(6,339)
Other data:
Cash flows provided by (used in) operations	$(3,368)	$37,725	$6,535	$9,428	$3,030
Cash flows provided by (used in) investing activities	40,654	61,907	(327,835)	(1,309,508)	(145,753)
Cash flows provided by (used in) financing activities	(90,354)	(23,540)	110,435	1,528,103	137,855
Per share data:
Net loss per common share - basic and diluted	$(0.50)	$(0.24)	$(0.56)	$(0.26)	$(0.52)
Dividends and distributions declared per common share	$0.380	$0.460	$0.490	$0.605	$0.605
Weighted-average number of common shares outstanding, basic and diluted	164,949,461	162,165,580	166,959,316	73,074,872	12,187,623
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
Revenue Recognition
Our revenues, which are derived primarily from rental income, include rents that each tenant pays in accordance with the terms of each lease reported on a straight-line basis over the initial term of the lease. Because many of our leases provide for rental increases at specified intervals, GAAP requires us to record a receivable, and include in revenues on a straight-line basis, unbilled rent receivables that we will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. We defer the revenue related to lease payments received from tenants in advance of their due dates. When we acquire a property, the acquisition date is considered to be the commencement date for purposes of this calculation.
Rental revenue recognition commences when the tenant takes possession or controls the physical use of the leased space. For the tenant to take possession, the leased space must be substantially ready for its intended use. To determine whether the leased space is substantially ready for its intended use, we evaluate whether we own or the tenant owns the tenant improvements. If we are the owner of tenant improvements, rental revenue recognition begins when the tenant takes possession of the finished space, which is when such improvements are substantially complete. When we conclude that the tenant is the owner of tenant improvements, rental revenue recognition begins when the tenant takes possession of or controls the space.
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

We continually review receivables related to rent and unbilled rent receivables and determine collectability by taking into consideration the tenant's payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of a receivable is in doubt, we will record an increase in our allowance for uncollectible accounts or record a direct write-off of the receivable in our consolidated statements of operations and comprehensive loss.
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

Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued revised guidance relating to revenue recognition. Under the revised guidance, an entity is required to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The revised guidance was to become effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption was not permitted under GAAP. The revised guidance allows entities to apply the full retrospective or modified retrospective transition method upon adoption. In July 2015, the FASB deferred the effective date of the revised guidance by one year to annual reporting periods beginning after December 15, 2017, although entities will be allowed to early adopt the guidance as of the original effective date. We are evaluating the impact of the implementation of this guidance, including performing a preliminary review of all revenue streams to identify any differences in the timing, measurement or presentation of revenue recognition. We are continuing to evaluate the allowable methods of adoption.
In January 2016, the FASB issued an update that amends the recognition and measurement of financial instruments. The new guidance significantly revises an entity’s accounting related to equity investments and the presentation of certain fair value changes for financial liabilities measured at fair value. Among other things, it also amends the presentation and disclosure requirements associated with the fair value of financial instruments. The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is not permitted for most of the amendments in the update.We are currently evaluating the impact of the new guidance.
In February 2016, the FASB issued an update which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The new guidance requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The revised guidance supersedes previous leasing standards and is effective for reporting periods beginning after December 15, 2018. Early adoption is permitted. We are continuing to evaluate the impact of this new guidance.
In March 2016, the FASB issued guidance which requires an entity to determine whether the nature of its promise to provide goods or services to a customer is performed in a principal or agent capacity and to recognize revenue in a gross or net manner based on its principal/agent designation. This guidance is effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted. We are currently evaluating the impact of this new guidance.
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
In November 2016, the FASB issued guidance on the classification of restricted cash in the statement of cash flows. The amendment requires restricted cash to be included in the beginning-of-period and end-of-period total cash amounts. Therefore, transfers between cash and restricted cash will no longer be shown on the statement of cash flows. The guidance is effective for reporting periods beginning after December 15, 2017. Early adoption is permitted. We are currently evaluating the impact of this new guidance.
In January 2017, the FASB issued guidance that revises the definition of a business. This new guidance is applicable when evaluating whether an acquisition should be treated as either a business acquisition or an asset acquisition. Under the revised guidance, when substantially all of the fair value of gross assets acquired is concentrated in a single asset or group of similar assets,  the assets acquired would not be considered a business. The revised guidance is effective for reporting periods beginning after December 15, 2017, and the amendments will be applied prospectively. Early application is permitted only for transactions that have not previously been reported in issued financial statements. We are currently evaluating the impact of this new guidance.

Recently Adopted Accounting Pronouncements
In August 2014, the FASB issued guidance relating to disclosure of uncertainties about an entity's ability to continue as a going concern. In connection with preparing financial statements for each annual and interim reporting period, management should evaluate whether there are conditions or events that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued. If conditions or events raise substantial doubt about the entity's ability to continue as a going concern, the guidance requires management to disclose information that enables users of the financial statements to understand the conditions or events that raised the substantial doubt, management's evaluation of the significance of the conditions or events that led to the doubt, the entity’s ability to continue as a going concern and management's plans that are intended to mitigate or that have mitigated the conditions or events that raised substantial doubt about the entity's ability to continue as a going concern. There is no disclosure required unless there are conditions or events that have raised substantial doubt about the entity’s ability to continue as a going concern. The guidance is effective for the annual period ending after December 15, 2016 and for annual and interim periods thereafter. We adopted this guidance for the fiscal year ended December 31, 2016. The adoption of this guidance did not have a material impact on our consolidated financial statements. In addition, due to the approval of the Liquidation Plan by our stockholders, we anticipate that the provisions of this guidance will no longer apply upon implementation of the Liquidation Plan.
In February 2015, the FASB amended the accounting for consolidation of certain legal entities. The amendments modify the evaluation of whether certain legal entities are VIEs or voting interest entities, eliminate the presumption that a general partner should consolidate a limited partnership and affect the consolidation analysis of reporting entities that are involved with VIEs (particularly those that have fee arrangements and related party relationships). The revised guidance is effective for our fiscal year ended December 31, 2016. We have evaluated the impact of the adoption of the new guidance on our consolidated financial statements and have determined the OP is considered to be a VIE and continues to consolidate the OP as required under previous GAAP. However, we meet the disclosure exemption criteria as we are the primary beneficiary of the VIE and our partnership interest is considered a majority voting interest in a business and the assets of the OP can be used for purposes other than settling its obligations, such as paying distributions. Also as a result of the new guidance, we have also determined that Worldwide Plaza is a VIE, but we are not the primary beneficiary and therefore continue to not consolidate the entity. As such, the adoption of the new guidance did not have a material impact on our consolidated financial statements.
In April 2015, the FASB amended the presentation of debt issuance costs on the balance sheet. The amendment requires that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability and that the entity apply the new guidance on a retrospective basis. In August 2015, the FASB added that, for line of credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line, regardless of whether or not there are any outstanding borrowings. The revised guidance is effective for the fiscal year ended December 31, 2016. As a result of adoption of the new guidance, we reclassified deferred financing costs, net related to mortgage notes payable as a reduction of the carrying amount of mortgage notes payable.
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
Results of Operations
Occupancy and Leasing
As of December 31, 2016, our combined portfolio, including Worldwide Plaza, was 93.4% leased, compared to 95.2% as of December 31, 2015. The decrease in occupancy was primarily due to lease expirations at 1440 Broadway during the year ended December 31, 2016. Occupancy is inclusive of leases signed but not yet commenced, and therefore increases in occupancy may not result in changes in revenues and expenses immediately upon the signing of a new lease. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Significant Accounting Estimates and Critical Accounting Policies for accounting policies relating to revenue recognition.
During the year ended December 31, 2016, we signed new leases at 229 West 36th Street, 256 West 38th Street and 416 Washington Street bringing these properties to 100% occupancy. We also re-leased our expiring spaces during the year ended December 31, 2016 at increases per square foot of 31% and 46% on a cash and straight-line basis, respectively, over prior rent. We continue to market the remaining vacant space in our portfolio. We do not have plans for significant new leasing activity during the Liquidation Plan.

The following is a summary of our quarterly leasing activity for the year ended December 31, 2016:

	Q4 2016	Q3 2016	Q2 2016	Q1 2016
Leasing activity:
Leases executed	1	4	2	1
Total square feet leased	2,469	16,188	19,394	11,807
Company's share of square feet leased	2,469	16,188	19,394	11,807
Initial rent	$53.46	$45.67	$49.32	$47.00
Weighted average lease term (years)	5.0	10.2	5.0	11.0

Replacement leases:(1)
Replacement leases executed	1	1	1	1
Square feet	2,469	3,833	6,782	11,807

Cash basis:
Initial rent	$53.46	$40.70	$55.50	$47.00
Prior escalated rent (2)	$33.18	$45.13	$43.05	$31.33
Percentage increase (decrease)	61%	(10)%	29%	50%

GAAP basis:
Initial rent	$56.25	$47.45	$59.51	$54.19
Prior escalated rent (2)	$31.01	$49.97	$40.40	$30.55
Percentage increase (decrease)	81%	(5)%	47%	77%

Tenant improvements on replacement leases per square foot(3)	$—	$10.64	$32.52	$—
Leasing commissions on replacement leases per square foot(3)	$14.74	$19.25	$14.55	$15.49
______________________________

(1)	Replacement leases are for spaces that were leased during the period and also have been leased at some time during the prior twelve months.

(2)	Prior escalated rent is calculated as total annualized rental income on a cash or GAAP basis. It includes base rent, excluding recoveries.

(3)	Presented as if tenant improvements and leasing commissions were incurred in the period in which the lease was signed, which may be different than the period in which these amounts were actually paid.

Lease Expirations
The following is a summary of lease expirations for the periods indicated:

	Total	2017	2018	2019		2020	2021	Thereafter
Combined:(1)(2)
Leases expiring	136	16	17	10		8	15	70
Expiring annualized cash rent (in thousands)(3)(4)	$213,107	$7,474	$9,511	$1,267		$5,631	$7,901	$181,323
Expiring square feet(4)	3,005,108	106,379	159,320	32,077		80,051	178,758	2,448,523
% of total square feet expiring	100.0%	3.5%	5.3%	1.1%		2.7%	5.9%	81.5%

Annualized cash rent per square foot(3)(4)	$70.91	$70.26	$59.70	$39.50		$70.35	$44.20	$74.05

Consolidated properties:
Leases expiring	101	15	13	8		6	7	52
Expiring annualized cash rent (in thousands)(3)(4)	$139,948	$6,448	$9,167	$1,246		$5,264	$5,876	$111,947
Expiring square feet(4)	2,003,282	89,959	157,487	32,077		78,906	149,133	1,495,720
% of total square feet expiring	100.0%	4.5%	7.9%	1.6%		3.9%	7.4%	74.7%

Annualized cash rent per square foot(3)(4)	$69.86	$71.67	$58.21	$38.86		$66.72	$39.40	$74.84

Unconsolidated joint ventures:
Leases expiring	35	1	4	2	(6)	2	8	18
Expiring annualized cash rent (in thousands)(3)(4)	$73,159	$1,026	$344	$21		$367	$2,025	$69,376
Expiring square feet(5)	1,001,826	16,420	1,833	—		1,145	29,625	952,803
% of total square feet expiring	99.9%	1.6%	0.2%	—%		0.1%	3.0%	95.1%

Annualized cash rent per square foot(3)(4)	$73.03	$62.49	$187.83	$—		$320.35	$68.37	$72.81
_________________

(1)	Combined reflects 100% of consolidated properties plus our pro rata share of unconsolidated properties.

(2)	Month-to-month leases are considered to expire in the Company's next fiscal quarter.

(3)	Expiring annualized cash rent represents contractual cash base rents at the time of lease expiration and reimbursements from tenants, excluding electric reimbursements and free rent.

(4)	Excludes 122,896 square feet of the hotel (which excludes 5,716 square feet leased to the hotel restaurant tenant). Total vacant square footage at December 31, 2016 was 210,703 square feet.

(5)	Reflects our pro rata share of our unconsolidated joint venture.

(6)	Represents antenna leases with no square feet associated.
Comparison of Year Ended December 31, 2016 to Year Ended December 31, 2015
For the year ended December 31, 2016, net loss attributable to stockholders was $82.5 million compared to $39.1 million and $93.0 million, respectively, for the years ended December 31, 2015 and 2014. The increase in net loss of $43.4 million for the year ended December 31, 2016 compared to the year ended December 31, 2015 was primarily attributable to lower revenue due to vacancy at 1440 Broadway, impairment charges of $27.9 million recognized on the Viceroy Hotel and higher interest expense due to increases in total debt outstanding.
As of December 31, 2016, we owned 19 properties. Between January 1, 2015 and December 31, 2016, we sold four properties, one in 2015 (our "2015 Disposition") and three in 2016 (our "2016 Dispositions" and, together with our 2015 Disposition, our "Dispositions"). Additionally, our preferred equity investment in 123 William Street ("123 William Street") was redeemed in March 2015. We consider properties that have been owned for the entire current and prior periods to be our same store properties. Our "2016 Same Store" excludes the activity related to our Dispositions and 123 William Street.

Rental Income
Rental income decreased $9.5 million to $119.7 million for the year ended December 31, 2016, from $129.1 million for the year ended December 31, 2015. The decrease in rental income was primarily driven by a decrease in occupancy at 1440 Broadway due to the expiration of large tenant leases in the fourth quarter 2015 and second quarter 2016. Only a portion of this vacant space was subsequently re-leased. This decrease in occupancy at 1440 Broadway contributed to a decrease in rental income of $6.7 million for the year ended December 31, 2016. This decrease was offset slightly by increases in rental income at 229 West 36th Street and 245-249 W. 17th Street thereby resulting in a net decrease in our 2016 Same Store revenue of $5.8 million. The decrease in rental revenue associated with our Dispositions was $3.7 million.
Operating Expense Reimbursements and Other Revenue
Operating expense reimbursements and other revenue decreased $5.2 million to $14.1 million for the year ended December 31, 2016 from $19.3 million for the year ended December 31, 2015, primarily due to a $5.0 million decline in operating expense reimbursements related to 1440 Broadway and an additional $0.4 million decrease due to Our Dispositions.
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
Property Operating Expenses
Property operating expenses decreased $0.2 million to $43.6 million for the year ended December 31, 2016, from $43.8 million for the year ended December 31, 2015. The decrease in property operating expenses primarily related to real estate taxes, utilities, maintenance and security expenses associated with our Dispositions, which resulted in a decrease of $0.7 million for the year ended December 31, 2016. This decrease was offset by an increase of $0.6 million in our 2016 Same Store property operating expenses for the year ended December 31, 2016.
Hotel Operations
Hotel revenues increased $0.4 million to $26.5 million for the year ended December 31, 2016, from $26.1 million for the year ended December 31, 2015. Hotel operating expenses increased $1.4 million to $26.8 million for the year ended December 31, 2016, from $25.4 million for the year ended December 31, 2015. The increase in hotel revenues and hotel operating expenses related primarily to increased average occupancy at the Viceroy Hotel of 85.3% for the year ended December 31, 2016, compared to 80.5% during the year ended December 31, 2015 as well as revenue per available room (commonly referred to in the hotel industry as "RevPAR") of $278.08 for the year ended December 31, 2016, compared to $276.70 for the year ended December 31, 2015. The increase in expenses were primarily related to room expenses, sales and marketing expenses and general and administrative expenses specific to the Viceroy Hotel.
Operating Fees Incurred from the Advisor
Operating fees incurred from the Advisor were $13.3 million for the year ended December 31, 2016, compared to $12.5 million for the year ended December 31, 2015. Operating fees incurred from the Advisor represent asset management fees earned by the Advisor and property management fees earned by the Property Manager. This increase is primarily due to the Property Manager no longer waiving property management fee beginning during the year ended December 31, 2016.
Our Property Manager is entitled to fees for the management of our properties. Property management fees increase in direct correlation with gross revenues. During the year ended December 31, 2016, the Property Manager began charging property management fees pursuant to the Property Management Agreement, which were paid in cash. Our Property Manager elected to waive these fees for the six months ended June 30, 2016 and for the year ended December 31, 2015 and we would have incurred property management fees of $1.0 million and $2.6 million, respectively, had the fees not been waived during those periods.
Acquisition and Transaction Related Expenses
Acquisition and transaction related expenses of $19.7 million for the year ended December 31, 2016 primarily related to our exploration of strategic alternatives and our entering into and terminating the master combination agreement we entered into with affiliates of The JBG Companies in May 2016 (the "JBG Combination Agreement"), which was subsequently terminated in August 2016. Acquisition and transaction related expenses of $3.8 million for the year ended December 31, 2015 primarily related to the debt refinancing transactions which we entered into during the third quarter 2015, litigation at Worldwide Plaza and professional fees incurred related to the exploration of a possible strategic transaction.

Impairment Loss on Real Estate Asset Investments
During the year ended December 31, 2016, we recognized impairment charges of $27.9 million on the Viceroy Hotel. As a result of the approval of the Liquidation Plan by our board of directors in August 2016, we reconsidered our intended holding period for all of our operating properties and evaluated the impact on our ability to recover the carrying value of such properties based on the expected cash flows over our intended holding period. As a result, we determined the carrying value of the Viceroy Hotel exceeded its estimated fair value resulting in an impairment charge which was recorded during the third quarter 2016. During the year ended December 31, 2015, we recognized impairment charges of $0.9 million with the classification of Duane Reade as held for sale. The impairment charge is included in gain on sale of real estate investment, net within the consolidated statements of operations and comprehensive loss for the year ended December 31, 2015.
General and Administrative Expenses
General and administrative expenses decreased $14.5 million to $12.8 million for the year ended December 31, 2016 from $27.3 million for the year ended December 31, 2015. Total equity-based compensation for the year ended December 31, 2016 was income of $1.9 million as compared to expense of $15.2 million for the year ended December 31, 2015, largely related to the decrease in the fair value of the OPP. The valuation of our OPP is largely dependent on the trading price of shares of our common stock in the absolute sense and relative to the share prices of our peer group. Our equity-based compensation expenses tend to be volatile because we are required under GAAP to remeasure the OPP quarterly. See Note 16 — Share-Based Compensation to the accompanying notes to our consolidated financial statements.
Equity-based compensation expenses, which are not settled in cash, contributed $1.9 million to the overall decrease in general and administrative expenses, and was partially offset by an increase of $2.3 million in other cash-settled general and administrative expenses totaling $14.4 million for the year ended December 31, 2016, compared to $12.1 million for the year ended December 31, 2015. The main drivers of the increase in cash-settled general and administrative expenses primarily related to our exploration of strategic alternatives and other corporate and stockholder matters along with an increase in general and administrative expense reimbursements to the Advisor, which began requesting such reimbursements during the third quarter of 2015. During the year ended December 31, 2016, we made $2.7 million in general and administrative expense reimbursements to the Advisor.
Depreciation and Amortization Expense
Depreciation and amortization expense decreased $13.8 million to $69.0 million for the year ended December 31, 2016, compared to $82.7 million for the year ended December 31, 2015. This decrease primarily relates to $12.0 million of lower depreciation and amortization expense in our 2016 Same Store as a result of a decline of in-place lease and tenant improvements values related to lease expirations and lease terminations at 256 W. 38th Street and 1440 Broadway. The remaining decrease of $2.1 million was due to our Dispositions.
Interest Expense
Interest expense increased $10.8 million to $40.2 million for the year ended December 31, 2016 from $29.4 million for the year ended December 31, 2015. The increase in interest expense associated with indebtedness incurred with respect to our 2016 Same Store and under our Credit Facility was $11.2 million, offset by decreases of $0.4 million in interest expense due to our Dispositions. In the fourth quarter of 2016, we entered into the POL Loans, which increased our indebtedness by $275.0 million, and we repaid in full our Credit Facility using proceeds from the POL Loans. In the third quarter of 2015, we entered into several financing transactions impacting our 2016 Same Store, including the issuance of a mortgage note payable secured by our property located at 1440 Broadway, as well as the settlement through early repayment or legal defeasance of six other mortgage notes payable before the scheduled maturity dates to allow for their inclusion in the borrowing base of our Credit Facility. As a result of these transactions, we incurred additional financing costs that are being amortized to interest expense over the respective maturity dates of the debt instruments to which they are allocated.
Income (Loss) from Unconsolidated Joint Venture
Income from unconsolidated joint venture was $2.7 million and $1.9 million for the years ended December 31, 2016 and 2015, respectively. The income from unconsolidated joint venture represents our preferred distribution, net of our pro rata share of the net income or loss of Worldwide Plaza and the amortization of the difference in basis between our investment and the book value of Worldwide Plaza's net assets. Income from unconsolidated joint venture increased in large part due to rent escalation provisions in several large leases that became effective during the year ended December 31, 2016.
Income from Preferred Equity Investment, Investment Securities and Interest
Income from preferred equity investment, investment securities and interest decreased $1.1 million to approximately $26,000 for the year ended December 31, 2016 from $1.1 million for the year ended December 31, 2015. The primary driver for the decrease was the loss of income from our preferred equity investment in 123 William Street after it was redeemed in March 2015.

Gain on Sale of Real Estate Investment, Net
Gain on sale of real estate investment, net of $6.6 million for the year ended December 31, 2016 related primarily to the gain we recognized on the sale of our 2016 Dispositions. For the year ended December 31, 2015, we recognized gain on sale of real estate investment, net of $7.5 million related primarily to the gain we recognized on the sale of our 2015 Disposition partially offset by an impairment charge on Duane Reade of $0.9 million, recognized as a result of reclassifying the assets of that property to held-for-sale at the lower of carrying amount or fair value less cost to sell.
Gain (Loss) on Derivative Instruments
Loss on derivative instruments of $0.3 million for the year ended December 31, 2016 is primarily related to mark-to-market adjustments on our 1440 Broadway interest rate caps, which do not qualify for hedge accounting. We recognized $0.6 million of loss on derivative instruments for the year ended December 31, 2015.
Net Loss Attributable to Non-Controlling Interests
The net loss attributable to non-controlling interests during the year ended December 31, 2016 and 2015 was $1.4 million and $1.2 million, respectively. The decrease of $0.1 million in net loss attributable to non-controlling is primarily related to 3,336,430 OP units and 1,172,738 LTIP units redeemed for or converted into common stock during 2016 which reduced the amount of non-controlling interest outstanding during the year ended December 31, 2016.
Comparison of Year Ended December 31, 2015 to Year Ended December 31, 2014
As of December 31, 2015, we owned 22 properties. Between January 1, 2014 and December 31, 2015, we acquired one property, 245-249 West 17th Street (our "2014 Acquisition") and sold one property, 163 Washington Avenue (our "2015 Disposition"). Additionally, our preferred equity investment in 123 William Street was redeemed in March 2015. We consider properties that have been owned for the entire period between January 1, 2014 and December 31, 2015 to be our same store properties. Our "2015 Same Store" excludes the activity related to our 2014 Acquisition, our 2015 Disposition and 123 William Street.
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

Hotel Revenue and Operating Expenses
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

The increase in remaining general and administrative expenses, which are settled in cash, was largely associated with a $5.5 million increase in legal and professional fees primarily related to the audit of our 2014 financial statements being recognized in full during 2015 due to our change of auditors in February 2015, the engagement of internal auditors and the recognition of expenses incurred relating to the audit of our 2015 financial statements. Additionally, beginning in the third quarter of 2015, the Advisor began requesting reimbursement for general and administrative expenses, which amounted to $0.8 million during the year ended December 31, 2015. The Advisor elected to absorb $1.4 million of general and administrative expenses for the year ended December 31, 2014, which did not recur for the year ended December 31, 2015. The increases in other general and administrative expenses were partially offset by decreases in transfer agent and proxy costs of $1.5 million for the year ended December 31, 2015 compared to the year ended December 31, 2014 as a result of the Advisor renegotiating their service contracts.
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

Net Loss Attributable to Non-Controlling Interests
The net loss attributable to non-controlling interests during the year ended December 31, 2015 and 2014 was $1.2 million and $1.3 million, respectively. The decrease of $0.1 million in net loss attributable to non-controlling is primarily related to our 2015 Disposition and the repayment of our partner in that property as well as lower allocable net loss.
Cash Flows for the Year Ended December 31, 2016
For the year ended December 31, 2016, net cash used in operating activities was $3.4 million, which represents a decrease of $41.1 million from the $37.7 million of net cash provided by operating activities for the year ended December 31, 2015. The decrease is primarily the result of lower revenue due to our 2016 Dispositions and decreased occupancy at 1440 Broadway, higher acquisition and transaction costs primarily related to our exploration of strategic alternatives and our entering into and terminating the JBG Combination Agreement along with higher interest expense due to our financing transactions executed at the end of the fourth quarter of 2016 and third quarter of 2015.
The level of cash flows used in or provided by operating activities is affected by the timing of interest payments and the amount of borrowings outstanding during the period, as well as the receipt of scheduled rent payments and the level of property operating expenses. Net loss of $83.9 million for the year ended December 31, 2016 was adjusted for depreciation and amortization of tangible and intangible real estate assets, equity-based compensation, gains on sale of real estate investments and other non-cash charges of $88.0 million, which resulted in cash inflows from operations of $4.1 million. Net cash used in operating activities also reflected an increase in accounts payable and accrued expenses of $3.3 million, an increase in accrued unbilled ground rent of $2.7 million, which results from recording rental expenses on a straight-line basis and an increase in deferred rent of $0.9 million. These cash inflows were partially offset by a decrease in unbilled rent receivables of $9.9 million recorded in accordance with accounting for rental income on a straight-line basis, a decrease in prepaid expenses and other assets of $4.0 million and a decrease in tenant and other receivables of $0.6 million,
Net cash provided by investing activities during the year ended December 31, 2016 of $40.7 million primarily related to our 2016 Dispositions and distributions received from our investment in Worldwide Plaza of $27.5 million. These cash inflows were partially offset by capital expenditures for building and tenant improvements of $22.3 million primarily related to 50 Varick Street and 1440 Broadway.
Net cash used in financing activities of $90.4 million during the year ended December 31, 2016 primarily related to the repayment of our Credit Facility of $485.0 million, dividends to common stockholders of $63.3 million, regularly scheduled principal payments on mortgage notes payable as well as full repayments of three mortgage notes payable of $19.2 million, payments of financing costs of $19.0 million, primarily related to the POL Loans, payments of $0.7 million to secure interest rate caps for our Mortgage Loan and Mezzanine Loan, decreases to restricted cash of $1.0 million, distributions to non-controlling interest holders of $1.9 million and payment of $0.2 million for income taxes related to restricted shares that vested during the period. These cash outflows were partially offset by proceeds from our Mortgage Loan of $500.0 million secured by the POL Loan Properties.
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

	Three Months Ended				Year Ended
(In thousands)	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016	December 31, 2016
Net income (loss) (in accordance with GAAP)	$419	$(11,807)	$(46,407)	$(26,104)	$(83,899)
Gain on sale of real estate investments, net	(6,505)	(125)	—	—	(6,630)
Impairment loss on real estate investment	—	—	27,911	—	27,911
Depreciation and amortization	17,225	16,587	16,305	18,835	68,952
Depreciation and amortization related to unconsolidated joint venture(1)	6,114	6,400	6,403	6,369	25,286
FFO	17,253	11,055	4,212	(900)	31,620
Acquisition and transaction related	349	6,261	11,623	1,475	19,708
Other income(2)	(57)	(132)	—	(56)	(245)
Straight-line rent bad debt expense	79	98	—	15	192
Deferred financing and other costs(3)	345	—	—	2,867	3,212
Core FFO	17,969	17,282	15,835	3,401	54,487
Non-cash compensation expense	(6,430)	(1,932)	(2,105)	8,643	(1,824)
Amortization of deferred financing costs	2,426	2,406	1,795	1,461	8,088
Amortization of market lease intangibles	(1,724)	(1,616)	(1,568)	(1,559)	(6,467)
Mark-to-market adjustments on derivatives	251	107	12	(39)	331
Straight-line rent	(2,252)	(1,801)	(4,301)	(1,592)	(9,946)
Straight-line ground rent	686	686	686	686	2,744
Tenant improvements - second generation	—	(430)	(1,165)	(468)	(2,063)
Leasing commissions - second generation	(987)	(473)	(87)	(385)	(1,932)
Building improvements - second generation	(609)	(1,174)	(3,695)	(1,101)	(6,579)
Proportionate share of straight-line rent related to unconsolidated joint venture	(709)	(364)	(143)	(177)	(1,393)
AFFO	$8,621	$12,691	$5,264	$8,870	$35,446
___________________________

(1)	Proportionate share of depreciation and amortization related to unconsolidated joint venture and amortization of difference in basis.

(2)	Represents $0.1 million of lease termination fee revenue (first and fourth quarters) and approximately $0.1 million of insurance proceeds received relating to casualty claims (second quarter).

(3)
Represents prepayment penalties, deferred financing and other costs that were written off as a result of paying off the Credit Facility in the fourth quarter and three mortgages in the first quarter in advance of their scheduled maturity dates.

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

	Three Months Ended				Year Ended
(In thousands)	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016	December 31, 2016
Net income (loss) (in accordance with GAAP)	$419	$(11,807)	$(46,407)	$(26,104)	$(83,899)
Acquisition and transaction related	349	6,261	11,623	1,475	19,708
Depreciation and amortization	17,225	16,587	16,305	18,835	68,952
Interest expense	9,726	9,312	8,875	12,280	40,193
Gain on sale of real estate investments, net	(6,505)	(125)	—	—	(6,630)
Impairment loss on real estate investment	—	—	27,911	—	27,911
(Gain) loss on derivatives	251	107	12	(39)	331
Adjustments related to unconsolidated joint venture(1)	11,129	11,414	11,471	11,439	45,453
Adjusted EBITDA	32,594	31,749	29,790	17,886	112,019
General and administrative	(3,344)	609	1,760	13,774	12,799
Operating fees incurred from the Advisor	3,074	3,050	3,500	3,721	13,345
Interest income	(18)	(3)	(3)	(2)	(26)
Preferred return on unconsolidated joint venture	(4,068)	(3,987)	(3,957)	(3,936)	(15,948)
Proportionate share of other adjustments related to unconsolidated joint venture	1,989	1,949	1,935	1,925	7,798
NOI	30,227	33,367	33,025	33,368	129,987
Amortization of above/below market lease assets and liabilities	(1,724)	(1,616)	(1,568)	(1,559)	(6,467)
Straight-line rent	(2,173)	(1,702)	(4,300)	(1,577)	(9,752)
Straight-line ground rent	686	685	686	686	2,743
Proportionate share of adjustments related to unconsolidated joint venture	(709)	(364)	(143)	(177)	(1,393)
Cash NOI	26,307	30,370	27,700	30,741	115,118
Free rent	1,023	649	2,810	1,023	5,505
Adjusted Cash NOI	$27,330	$31,019	$30,510	$31,764	$120,623
_________________

(1)	Proportionate share of adjustments related to unconsolidated joint venture and amortization of difference in basis.

Liquidity and Capital Resources
As of December 31, 2016, we had cash and cash equivalents of $45.5 million. On January 3, 2017, our stockholders approved the Liquidation Plan, and we became fully authorized to commence implementing it. The actual amounts and times of the liquidating distributions we make to our stockholders pursuant to the Liquidation Plan will be determined by our board of directors or, if a liquidating trust is formed, by the trustees of the liquidating trust, in their discretion. For more details on the provisions of the Liquidation Plan, see "Item 1. Business. - Liquidation Plan."
In the course of operating our business while implementing the Liquidation Plan, our principal demands for funds are to pay or fund operating expenses, capital expenditures, liquidating distributions to our stockholders, and principal and interest payments on our outstanding indebtedness. We have met our demands for funds prior to the commencement of the implementation of the Liquidation Plan, which were similar in nature, primarily through cash flows from operations, secured borrowings, preferred distributions in respect of our interest in Worldwide Plaza and the sale or redemption of certain assets. Pursuant to the Liquidation Plan, we will sell all our properties, which will be a primary source of capital for many of our funding needs, particularly with respect to liquidating distributions we make to our stockholders. Other future sources of capital could include proceeds from secured or unsecured financings and undistributed funds from operations (if any). Our principal sources and uses of funds are further described below.
Principal Sources of Funds
Cash Flows from Operating Activities
Our cash flows from operating activities is primarily dependent upon the occupancy level of our portfolio, the net effective rental rates achieved on our leases, the collectability of rent, operating escalations and recoveries from our tenants and the level of operating and other costs, including general and administrative expenses and transaction costs and other expenses associated with selling all or substantially all of our assets pursuant to the Liquidation Plan.
POL Loans
On December 20, 2016, we entered into the POL Loans, comprising of the Mortgage Loan in the principal amount of $500.0 million and the Mezzanine Loan in the principal amount of $260.0 million. Borrowings under the Mortgage Loan are secured by a mortgage on the POL Loan Properties.
At the closing of the POL Loans, a portion of the net proceeds after closing costs was used to repay the $485.0 million principal amount then outstanding under our Credit Facility. As of December 31, 2016, the $260.0 million proceeds from the Mezzanine Loan was held in an escrow account by the servicer of the POL Loans and was considered a receivable in our consolidated balance sheets. Subsequently, on January 10, 2017, the $260.0 million proceeds were deposited into an operating account that may be used by us to purchase the additional equity interests in Worldwide Plaza in connection with our exercise of the WWP Option.
Other Sources of Funds
In the fourth quarter of 2015 and the first quarter of 2016, we sold four of our five non-core assets not located in Manhattan: 163 Washington Avenue for $37.7 million, Duane Reade for $12.6 million, 1623 Kings Highway for $17.0 million and Foot Locker for $8.4 million. In connection with the sale of Duane Reade, 1623 Kings Highway and Footlocker, we repaid $18.9 million in outstanding mortgage notes payable.
During the year ended December 31, 2016, we received $27.5 million in preferred distributions from our investments in Worldwide Plaza. We expect to continue to receive cash distributions in respect of our interest in Worldwide Plaza in accordance with our investment agreement.
On September 30, 2015, we obtained a mortgage note payable of up to $325.0 million, secured by our property located at 1440 Broadway. As of December 31, 2016, the mortgage note payable outstanding was $305.0 million, and up to $20.0 million is available in the future as additional advances, subject to customary funding conditions to pay, among other things, for certain tenant allowances, capital expenditures and leasing costs that have been approved by the lender.
Principal Use of Funds
Strategic Process and Transaction Costs
During the year ended December 31, 2016, we incurred $19.7 million of transaction costs, which were primarily related to our strategic alternatives process, including the expense reimbursement payment we made to JBG in connection with terminating the JBG Combination Agreement. We may incur additional transaction costs relating to the Liquidation Plan in the future. We intend to fund transaction costs primarily with cash on hand and cash flows from operations.

Capital Expenditures
As of December 31, 2016, we owned 19 properties. In connection with the leasing of our properties, we have entered into and will continue to enter into agreements with our tenants to provide allowances for tenant improvements. These allowances require us to fund capital expenditures up to amounts specified in our lease agreements. We intend to fund tenant improvement allowances with cash on hand and future borrowings and cash flows from operations. We funded $22.3 million in capital expenditures during the year ended December 31, 2016, which was funded primarily from cash on hand. The Company expects capital expenditures incurred during the next year, while the Company is executing its Liquidation Plan, to be significantly less than the amount incurred during the year ended December 31, 2016, as only necessary capital expenditures will be made.
Worldwide Plaza Option
We are generally not permitted to engage in any business activities while implementing the Liquidation Plan, except to exercise the WWP Option to purchase additional equity interests in Worldwide Plaza, pursuant to the terms of the joint venture agreement. The purchase price required to exercise the WWP Option under its terms equals the product of the percentage interest being acquired and the agreed-upon property value of approximately $1.4 billion (subject to certain adjustments, including adjustments for any of our preferred return in arrears) minus the principal balance of the outstanding mortgage and mezzanine debt encumbering the Worldwide Plaza property, which was $875.0 million as of December 31, 2016.
We have the right to exercise the WWP Option by giving notice to our joint venture partner and making a $30.0 million deposit at any time during the period commencing January 1, 2017 through June 30, 2017, and we intend to exercise the WWP Option during this period with respect to all the equity interests in Worldwide Plaza, subject to our joint venture partner’s right to retain up to 1.2% of our joint venture partner’s membership interest. In accordance with the terms of the WWP Option, the closing of any purchase of additional equity interests in Worldwide Plaza would occur between 30 and 90 days after we give notice of our exercise of the WWP Option, subject to extension for up to 60 days if necessary to satisfy the loan assumption conditions described below. The Worldwide Plaza property would remain subject to the mortgage and mezzanine debt encumbering the Worldwide Plaza property in connection with any purchase of additional equity interests in Worldwide Plaza pursuant to our exercise of the WWP Option. In order to keep the mortgage and mezzanine debt encumbering the Worldwide Plaza property in place, we must satisfy certain loan assumption conditions, including meeting a minimum net worth requirement of $750.0 million and a minimum value of real estate assets controlled (through ownership or management) requirement of $2.0 billion (exclusive of our interest in the Worldwide Plaza property and cash). While we believe we currently meet such tests, there can be no assurance that we will meet them at the time that we desire to exercise the WWP Option. If we do not exercise the WWP Option, we will be subject to a fee in the amount of $25.0 million.
We expect to fund the estimated $270.0 million in cash required at the closing of our purchase of additional equity interests in Worldwide Plaza primarily with proceeds from the POL Loans and cash on hand.
Dividends
From April 2014 through October 2016, our board of directors authorized, and we declared, a monthly dividend at an annualized rate equal to $0.46 per share per annum. Dividends were paid to stockholders of record on the close of business on the 8th day of each month, payable on the 15th day of such month. In October 2016, we announced that our board of directors had determined that we would not pay a regular dividend for the months of November and December 2016 in anticipation of the Liquidation Plan. Due to the approval of the Liquidation Plan by our stockholders on January 3, 2017, we expect to make periodic liquidating distributions out of net proceeds from asset sales, subject to satisfying our liabilities and obligations, in lieu of regular monthly dividends. The timing and amount of liquidating distributions may be affected by the factors described in Item 1A, including the requirement in the loan agreements relating to Worldwide Plaza that we have a minimum value of real estate assets controlled (through ownership or management) of $2.0 billion (exclusive of our interest in the Worldwide Plaza property and cash), which could delay the timing of asset sales, and covenants in our loan agreements. For U.S. Federal income tax purposes, portions of the amounts paid to our stockholders may be a return of capital and not a return on a stockholder's investment. See "Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Dividends" for further details.
During the year ended December 31, 2016, dividends paid totaled $65.2 million, inclusive of $1.9 million of distributions paid on OP units and participating LTIP units. During the year ended December 31, 2016, cash used to pay our dividends was primarily generated from cash flows provided by operations, cash on hand and distributions in respect of our interest in Worldwide Plaza.
We are required to distribute annually at least 90% of our annual REIT taxable income, determined without regard for the deduction for dividends paid and excluding net capital gains.

The following table shows the sources for the payment of dividends for the periods presented:

	Three Months Ended								Year Ended
	March 31, 2016		June 30, 2016		September 30, 2016		December 31, 2016		December 31, 2016
(Dollars in thousands)		Percentage of Distributions		Percentage of Distributions		Percentage of Distributions		Percentage of Distributions		Percentage of Distributions
Dividends:
Dividends paid in cash	$18,895		$18,986		$19,046		$6,362		$63,289
Other(1)	428		1,047		349		105		1,929
Total dividends	$19,323		$20,033		$19,395		$6,467		$65,218
Source of dividend coverage:
Cash flows provided by operations	$5,708	29.5%	$387	1.9%	$—	—%	$—	—%	$6,095	9.3%
Distributions in respect of our interest in Worldwide Plaza	7,900	40.9%	8,200	40.9%	11,409	58.8%	—	—%	27,509	42.2%
Cash on hand, including cash from property dispositions and borrowings	5,715	29.6%	11,446	57.2%	7,986	41.2%	6,467	100.0%	31,614	48.5%
Total sources of dividends	$19,323	100.0%	$20,033	100.0%	$19,395	100.0%	$6,467	100.0%	$65,218	100.0%
Cash flows provided by (used in) operations (GAAP basis)	$5,708		$387		$(9,104)		$(359)		$(3,368)
Net income (loss) attributable to stockholders (in accordance with GAAP)	$487		$(11,540)		$(45,267)		$(26,206)		$(82,526)
__________________

(1)	Includes distributions on OP units and participating LTIP units.
Loan Obligations
As of December 31, 2016, we had consolidated mortgage notes payable of $1.1 billion, excluding $427.9 million of unconsolidated mortgage debt reflecting our pro rata share of Worldwide Plaza's total mortgage debt of $875.0 million. As of December 31, 2016, the consolidated mortgage notes payable had a weighted average interest rate of 4.2% and our pro rata share of unconsolidated mortgage debt relating to Worldwide Plaza had a weighted average interest rate of 4.6%.
The payment terms of our mortgage loan obligations require principal and interest amounts payable monthly. Some of our mortgage note agreements require compliance with certain property-level financial covenants including debt service coverage ratios. As of December 31, 2016, the Company was in compliance with the financial covenants under its mortgage note agreements.
Contractual Obligations
Debt Obligations
The following is a summary of our contractual debt obligations as of December 31, 2016:

		Years Ended December 31,
(In thousands)	Total	2017	2018 — 2019	2020 — 2021	Thereafter
Principal payments due:
Mortgage notes payable	$1,129,080	$805,032	$305,730	$18,318	$—
Interest payments due:
Mortgage notes payable	$75,664	$47,119	$26,304	$2,241	$—

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

		Years Ended December 31,
(In thousands)	Total	2017	2018 — 2019	2020 — 2021	Thereafter
Capital lease obligations	$3,748	$86	$172	$172	$3,318
Operating lease obligations	266,967	4,905	10,435	10,893	240,734
Total lease obligations	$270,715	$4,991	$10,607	$11,065	$244,052
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
Related-Party Transactions and Agreements
See Note 14 — Related Party Transactions and Arrangements to our consolidated financial statements included in this report.
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
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.
The market risk associated with financial instruments and derivative financial instruments is the risk of loss from adverse changes in market prices or interest rates. Our mortgage debt, which consists of secured financings, bears interest at fixed rates and variable rates. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. From time to time, we may enter into interest rate hedge contracts such as swaps, caps, collars and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. We do not hold or issue these derivative contracts for trading or speculative purposes. We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations.

As of December 31, 2016, our debt consisted of both fixed and variable-rate debt. We had fixed-rate secured mortgage notes payable with an aggregate carrying value of $64.1 million and a fair value of $66.1 million. Changes in market interest rates on our fixed-rate debt impact the fair value of the notes, but it has no impact on interest due on the notes. For instance, if interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our obligation to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed–rate debt assumes an immediate 100 basis point move in interest rates from their December 31, 2016 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt by $0.7 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt by $0.7 million.
As of December 31, 2016, our variable-rate debt had a carrying and fair value of $1.1 billion. Interest rate volatility associated with this variable-rate debt affects interest expense incurred and cash flow. The sensitivity analysis related to our variable-rate debt assumes an immediate 100 basis point move in interest rates from their December 31, 2016 levels, with all other variables held constant. A 100 basis point increase or decrease in variable interest rates on our variable-rate debt would increase or decrease our interest expense by $10.7 million annually.
These amounts were determined by considering the impact of hypothetical interest rates changes on our borrowing costs, and assuming no other changes in our capital structure. As the information presented above includes only those exposures that existed as of December 31, 2016, it does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
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
In the course of preparing this Annual Report on Form 10-K and the consolidated financial statements included herein, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016 using the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the Internal Control-Integrated Framework (2013). Based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2016.
KPMG LLP, an independent registered public accounting firm, was engaged to audit the consolidated financial statements included in this Annual Report on Form 10-K and their audit report is included on Page F-2 of this Annual Report on Form 10-K. KPMG LLP was also engaged to audit the effectiveness of our internal control over financial reporting as of December 31, 2016 and issued an unqualified audit report regarding their assessment of the effectiveness of internal control over financial reporting is included on page F-4 in this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
During the quarter ended December 31, 2016, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this Item is incorporated by reference to our definitive proxy statement (the “Proxy Statement”) to be filed with the SEC with respect to our 2017 annual meeting of stockholders. We intend to hold our 2017 annual meeting of stockholders during the second or third quarter of 2017.
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
The following financial statement schedule is included herein at page F-43 of this report:
Schedule III – Real Estate and Accumulated Depreciation
(b)Exhibits
EXHIBIT INDEX
The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2016 (and are numbered in accordance with Item 601 of Regulation S-K):

Exhibit No.	Description
2.1 (14)
Master Combination Agreement, dated as of May 25, 2016, by and among New York REIT, Inc., New York Recovery Operating Partnership, L.P., JBG Properties Inc., JBG/Operating Partners, L.P., each of the parties listed on Schedule A thereto†

3.1 (6)	Amended and Restated Charter of New York REIT, Inc. dated June 13, 2014
3.2 (15)	Articles Supplementary filed with the State Department of Assessments and Taxation of Maryland on October 24, 2016
3.3 (4)	Amended and Restated Bylaws of New York REIT, Inc. dated April 15, 2014
4.1 (4)	Fourth Amended and Restated Agreement of Limited Partnership of New York Recovery Operating Partnership, L.P. dated as of April 15, 2014
4.2 (7)	First Amendment to Fourth Amended and Restated Agreement of Limited Partnership of New York Recovery Operating Partnership L.P., dated as of April 15, 2015.
10.1 (8)	Seventh Amended and Restated Advisory Agreement by and among New York REIT, Inc., New York Recovery Operating Partnership, L.P. and New York Recovery Advisors, LLC dated as of June 26, 2015
10.2 (2)
Amended and Restated Management Agreement, among American Realty Capital New York Recovery REIT, Inc., New York Recovery Operating Partnership, L.P. and New York Recovery Properties, LLC, dated as of September 2, 2010

10.3 (1)	Employee and Director Incentive Restricted Share Plan adopted as of September 22, 2010
10.4 (4)	First Amendment to Employee and Director Incentive Restricted Share Plan of American Realty Capital New York Recovery REIT, Inc. dated as of March 31, 2014
10.5 (5)	Second Amendment to Employee and Director Incentive Restricted Share Plan of American Realty Capital New York Recovery REIT, Inc. dated as of April 29, 2014

Exhibit No.	Description
10.6 (1)	2010 Stock Option Plan Adopted as of September 22, 2010
10.7 (11)
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

10.11 (11)
First Amendment to Second Amended and Restated Credit Agreement by and among New York REIT, Inc., New York Recovery Operating Partnership, L.P. and Capital One, National Association, dated as of August 27, 2015

10.12 (12)	Contribution and Admission Agreement, dated as of October 8, 2013, between WWP Sponsor, LLC and ARC NYWWPJV001, LLC
10.13 (3)	Second Amended and Restated Limited Liability Company Agreement of WWP Holdings, LLC, dated October 31, 2013, by and among NYWWPJV001, LLC and WWP Sponsor, LLC
10.16 (7)
Indemnification Agreement between New York REIT, Inc. and each of Nicholas S. Schorsch, Michael A. Happel, Gregory W. Sullivan, Edward M. Weil, Jr., William M. Kahane, Randolph C. Read, Robert H. Burns, P. Sue Perrotty, Scott J. Bowman, William G. Stanley, New York Recovery Advisors, LLC, AR Capital, LLC and RCS Capital Corp, dated as of December 31, 2014

10.17 (9)	Indemnification Agreement, between New York REIT, Inc. and each of Nicholas Radesca and Patrick O'Malley, dated as of June 22, 2015
10.18 (10)	Loan Agreement, dated as of September 30, 2015, between ARC NY1440BWY1, LLC, as Borrower, and H/2 Financial Funding I LLC, as Lender
10.19 (10)	Mezzanine Loan Agreement, dated as of September 30, 2015, between ARC NY1440BWY1 MEZZ, LLC, as Borrower, and Paramount Group Fund VIII 1440 Broadway Mezz LP, as Lender
10.20 (10)	Amended, Restated and Consolidated Mortgage, Assignment of Rents and Leases, Collateral Assignment of Property Agreements, Security Agreement and Fixture Filing, made as of September 30, 2015
10.21 (10)	Pledge and Security Agreement, made as of September 30, 2015, by ARC NY1440BWY1 MEZZ, LLC in favor of Paramount Group Fund VIII 1440 Broadway Mezz LP
10.22 (10)	Guaranty (Unfunded Obligations), dated as of September 30, 2015, by New York REIT, Inc. and New York Recovery Operating Partnership, L.P. for the benefit of Strategic Asset Services, LLC
10.23 (10)
Guaranty (Unfunded Obligations), dated as of September 30, 2015, by New York REIT, Inc. and New York Recovery Operating Partnership, L.P. for the benefit of Paramount Group Fund VIII 1440 Broadway Mezz LP

10.24 (10)
Environmental Indemnity Agreement, dated as of September 30, 2015, by New York REIT, Inc., New York Recovery Operating Partnership, L.P., and ARC NY1440BWY1, LLC for the benefit of Strategic Asset Services, LLC

10.25 (10)
Environmental Indemnity Agreement, dated as of September 30, 2015, by New York REIT, Inc., New York Recovery Operating Partnership, L.P., and ARC NY1440BWY1 MEZZ, LLC for the benefit of Paramount Group Fund VIII 1440 Broadway Mezz LP

10.26 (10)	Guaranty, dated as of September 30, 2015, by New York REIT, Inc. and New York Recovery Operating Partnership, L.P. for the benefit of Strategic Asset Services, LLC
10.27 (10)	Guaranty, dated as of September 30, 2015, by New York REIT, Inc. and New York Recovery Operating Partnership, L.P. for the benefit of Paramount Group Fund VIII 1440 Broadway Mezz LP
10.28 (11)	Indemnification Agreement, dated September 30, 2015, between New York REIT, Inc. and Marc Rowan
10.29 (13)	Form of Restricted Stock Award Agreement
10.30 (13)	Indemnification Agreement, dated November 8, 2015, between New York REIT, Inc. and Keith Locker
10.31 (13)	Indemnification Agreement, dated November 8, 2015, between New York REIT, Inc. and James Nelson
10.32 (16)	Indemnification Agreement, dated November 3, 2016, between New York REIT, Inc. and James Hoffmann
10.33 (16)	Indemnification Agreement, dated November 3, 2016, between New York REIT, Inc. and Gregory Hughes
10.34 (16)	Indemnification Agreement, dated November 3, 2016, between New York REIT, Inc. and Craig T. Bouchard
10.35 (14)	Transition Services Agreement, dated as of May 25, 2016, by and among New York REIT, Inc., New York Recovery Operating Partnership, L.P. and New York Recovery Advisors, LLC.

Exhibit No.	Description
10.36 (17)
Omnibus Amendment and Termination Agreement for the New York REIT, Inc. Second Amended and Restated 2014 Advisor Multi-Year Outperformance Agreement, dated as of May 25, 2016, by and among New York REIT, Inc., New York Recovery Operating Partnership, L.P., New York Recovery Advisors, LLC and each of the persons whose names are set forth on Schedule A thereto.

10.37 (14)
Termination Agreement and Release, dated as of May 25, 2016, by and among New York REIT, Inc., New York Recovery Operating Partnership, L.P., New York Recovery Properties, LLC and New York Recovery Advisors, LLC.

10.38 (14)	Support Agreement, dated as of May 25, 2016, by and among JBG/Operating Partners, L.P., Michael Happel and William Kahane.
10.39 (14)	JBG-HAPPEL Consulting Agreement Terms dated as of May 25, 2016.
10.40 (18)
Termination and Release Agreement, dated as of August 2, 2016, by and among New York REIT, Inc., New York Recovery Operating Partnership, L.P., JBG Properties Inc., JBG/Operating Partners, L.P., and the other parties thereto

10.41 (19)
Amendment No. 1, dated as of April 25, 2016, to the Seventh Amended and Restated Advisory Agreement, dated as of June 26, 2015, among New York REIT, Inc., New York Recovery Operating Partnership, L.P. and New York Recovery Advisors, LLC

10.42 (20)
Second Amendment to Second Amended and Restated Credit Agreement by and among New York REIT, Inc., New York Recovery Operating Partnership, L.P. and Capital One, National Association, dated as of August 17, 2016

10.43 (15)	Settlement Agreement, dated as of October 23, 2016, by and among New York REIT, Inc., WW Investors LLC, Michael L. Ashner and Steven C. Witkoff
10.44 (16)
Waiver Agreement, dated as of November 8, 2016, by and among New York Recovery Operating Partnership, L.P., New York REIT, Inc., Capital One, National Association, as administrative agent, and the lender parties thereto

10.45 *	Amendment No. 1, dated as of November 22, 2016, to the Settlement Agreement by and among New York REIT, Inc., WW Investors LLC, Michael L. Ashner and Steven C. Witkoff
10.46 (21)	Agreement, dated as of December 19, 2016, by and among New York REIT, Inc., New York Recovery Operating Partnership, L.P. and Winthrop REIT Advisors LLC
10.47 (21)
Amendment No. 2 to Seventh Amended And Restated Advisory Agreement, dated as of December 19, 2016, by and among New York REIT, Inc., New York Recovery Operating Partnership, L.P., and New York Recovery Advisors, LLC

10.48 (21)
First Amendment to Amended and Restated Management Agreement, dated as of December 19, 2016, by and among New York REIT, Inc., New York Recovery Operating Partnership, L.P. and New York Recovery Properties, LLC

10.49 (21)	Letter Agreement, dated as of December 19, 2016, by and among New York REIT, Inc., New York Recovery Operating Partnership, L.P., New York Recovery Advisors, LLC and New York Recovery Properties, LLC
10.50 (21)	Letter Agreement, dated as of December 19, 2016, by and among New York REIT, Inc., New York Recovery Operating Partnership, L.P., New York Recovery Advisors, LLC and New York Recovery Properties, LLC
10.51 (22)
Loan Agreement, dated as of December 20, 2016, by and among each of the entities listed on Schedule I attached thereto, as Borrower, the lenders from time to time party thereto, and Column Financial, Inc., as agent and initial lender.

10.52 (22)
Mezzanine Loan Agreement, dated as of December 20, 2016, by and among each of the entities listed on Schedule I attached thereto, as Borrower, the lenders from time to time party thereto, and Column Financial, Inc., as agent and initial lender.

10.53 (22)	Pledge and Security Agreement (Operating Lease), dated as of December 20, 2016, by ARC NY120W5701 TRS MEZZ II, LLC, as Pledgor, in favor of Column Financial, Inc., as Agent.
10.54 (22)
Mezzanine Pledge and Security Agreement (Mortgage Borrower), dated as of December 20, 2016, by each of the entities listed on Schedule I attached thereto, as Pledgor, in favor of Column Financial, Inc., as Agent.

10.55 (22)	Mezzanine Pledge and Security Agreement (Operating Pledgor), dated as of December 20, 2016, by ARC NY120W5701 TRS MEZZ, LLC, as Pledgor, in favor of Column Financial, Inc., as Agent.
10.56 (22)	Guaranty Agreement, dated as of December 20, 2016, by New York REIT, Inc., as Guarantor, for the benefit of Column Financial, Inc., as Agent.
10.57 (22)	Mezzanine Guaranty Agreement, dated as of December 20, 2016, by New York REIT, Inc., as Guarantor, for the benefit of Column Financial, Inc., as Agent.
10.58 (23)	Indemnification Agreement, dated January 30, 2017, between New York REIT, Inc. and Joe C. McKinney

Exhibit No.	Description
10.59 (24)	Indemnification Agreement, dated February 4, 2017, between New York REIT, Inc. and Wendy Silverstein
10.60 (24)	Amendment No. 2, dated as of February 4, 2017, to the Settlement Agreement by and among New York REIT, Inc., WW Investors LLC, Michael L. Ashner and Steven C. Witkoff
10.61 *	Amendment No. 1 to Loan Agreement, dated as of April 19, 2016, between ARC NY1440BWY1, LLC, as Borrower, and H/2 Financial Funding I LLC, as Lender
10.62 *	Amendment No. 1 to Mezzanine Loan Agreement, dated as of April 19, 2016, between ARC NY1440BWY1 MEZZ, LLC, as Borrower, and Paramount Group Fund VIII 1440 Broadway Mezz LP, as Lender
21.1 *	Subsidiaries of New York REIT, Inc.
23.1 *	Consent of KPMG LLP
31.1 *
Certification of the Principal Executive Officer of New York REIT, Inc. pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *
Certification of the Principal Financial Officer of New York REIT, Inc. pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 *
Written statements of the Principal Executive Officer and Principal Financial Officer of New York REIT, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 *
XBRL (eXtensible Business Reporting Language). The following materials from New York REIT, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statements of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

______________________________________

*	Filed herewith
† Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby agrees to furnish supplementally a copy of any of the omitted schedules upon request by the U.S. Securities and Exchange Commission.

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

(3)	Filed as an exhibit to New York REIT, Inc.'s Current Report on Form 8-K/A filed with the SEC on November 27, 2013.

(4)	Filed as an exhibit to New York REIT, Inc.'s Current Report on Form 8-K filed with the SEC on April 15, 2014.

(5)	Filed as an exhibit to New York REIT, Inc.'s Amendment No. 1 to Schedule TO filed with the SEC on May 5, 2014.

(6)	Filed as an exhibit to New York REIT, Inc.'s Registration Statement on Form S-8 (Registration No. 333-197362) filed with the SEC on July 11, 2014.

(7)	Filed as an exhibit to New York REIT, Inc.'s Annual Report on Form 10-K filed with the SEC on May 11, 2015.

(8)	Filed as an exhibit to New York REIT, Inc.’s Current Report on Form 8-K filed with the SEC on June 26, 2015.

(9)	Filed as an exhibit to New York REIT, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 7, 2015.

(10)	Filed as an exhibit to New York REIT, Inc.’s Current Report on Form 8-K filed with the SEC on October 5, 2015.

(11)	Filed as an exhibit to New York REIT, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2015.

(12)	Filed as an exhibit to New York REIT, Inc.'s Quarterly Report on Form 10-Q filed with the SEC on November 13, 2013.

(13)	Filed as an exhibit to New York REIT, Inc.'s Annual Report on Form 10-K filed with the SEC on February 26, 2016.
(14) Filed as an exhibit to New York REIT, Inc.'s Current Report on Form 8-K filed with the SEC on May 26, 2016.
(15) Filed as an exhibit to New York REIT, Inc.'s Current Report on Form 8-K filed with the SEC on October 24, 2016.

(16)	Filed as an exhibit to New York REIT, Inc.'s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2016.

(17)	Filed as an exhibit to New York REIT, Inc.'s Current Report on Form 8-K/A filed with the SEC on June 17, 2016.
(18) Filed as an exhibit to New York REIT, Inc.'s Current Report on Form 8-K filed with the SEC on August 2, 2016.

(19)	Filed as an exhibit to New York REIT, Inc.'s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2016.
(20) Filed as an exhibit to New York REIT, Inc.'s Current Report on Form 8-K filed with the SEC on August 22, 2016.
(21) Filed as an exhibit to New York REIT, Inc.'s Current Report on Form 8-K filed with the SEC on December 19, 2016.
(22) Filed as an exhibit to New York REIT, Inc.'s Current Report on Form 8-K filed with the SEC on December 21, 2016.
(23) Filed as an exhibit to New York REIT, Inc.'s Current Report on Form 8-K filed with the SEC on February 1, 2017.
(24) Filed as an exhibit to New York REIT, Inc.'s Current Report on Form 8-K filed with the SEC on February 6, 2017.

Item 16. Form 10-K Summary.
Not applicable.
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 1st day of March, 2017.

NEW YORK REIT, INC.
By:	/s/ MICHAEL A. HAPPEL
MICHAEL A. HAPPEL
CHIEF EXECUTIVE OFFICER AND PRESIDENT
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this annual report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Michael A. Happel	Chief Executive Officer and President (and Principal Executive Officer)	March 1, 2017
Michael A. Happel

/s/ Nicholas Radesca	Interim Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)	March 1, 2017
Nicholas Radesca

/s/ Randolph C. Read	Non-Executive Chairman of the Board of Directors	March 1, 2017
Randolph C. Read

/s/ P. Sue Perrotty	Independent Director, Audit Committee Chair, Nominating and Corporate Governance Committee Chair	March 1, 2017
P. Sue Perrotty

/s/ William M. Kahane	Director	March 1, 2017
William M. Kahane

/s/ Wendy A. Silverstein	Director	March 1, 2017
Wendy A. Silverstein

Independent Director
Keith Locker

/s/ James L. Nelson	Independent Director, Conflicts Committee Chair	March 1, 2017
James L. Nelson

/s/ Craig T. Bouchard	Independent Director, Compensation Committee Chair	March 1, 2017
Craig T. Bouchard

/s/ Joe C. McKinney	Independent Director	March 1, 2017
Joe C. McKinney

NEW YORK REIT, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
New York REIT, Inc.:
We have audited the accompanying consolidated balance sheets of New York REIT, Inc. and subsidiaries (the Company) as of December 31, 2016 and 2015 and the related consolidated statements of operations, comprehensive loss, changes in equity and cash flows for each of the years in the three-year period ended December 31, 2016. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule III. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of New York REIT, Inc. and subsidiaries as of December 31, 2016 and 2015 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016 in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), New York REIT Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 1, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
As discussed in Note 1 to the consolidated financial statements, on January 3, 2017, the Company’s stockholders approved the Liquidation Plan. Pursuant to the Liquidation Plan, the Company expects to sell or transfer all of its assets, pay or provide for its liabilities and expenses, distribute the remaining proceeds of the liquidation of its assets to its stockholders, wind up its operations and dissolve. Due to the approval of the Liquidation Plan, the Company expects to change its basis of accounting to the liquidation basis of accounting effective January 1, 2017.

/s/ KPMG LLP
New York, New York
March 1, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
New York REIT, Inc.:
We have audited New York REIT Inc.’s (the Company’s) internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of New York REIT Inc. and subsidiaries as of December 31, 2016 and 2015 and the related consolidated statements of operations, comprehensive loss, changes in equity and cash flows for each of the years in the three-year period ended December 31, 2016, and the related financial statement schedule III, and our report dated March 1, 2017 expressed an unqualified opinion on those consolidated financial statements and financial statements schedule.

/s/ KPMG LLP
New York, New York
March 1, 2017

NEW YORK REIT, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2016	2015
ASSETS
Real estate investments, at cost:
Land	$477,171	$477,171
Buildings, fixtures and improvements	1,176,152	1,208,138
Acquired intangible assets	132,348	137,594
Total real estate investments, at cost	1,785,671	1,822,903
Less accumulated depreciation and amortization	(210,738)	(172,668)
Total real estate investments, net	1,574,933	1,650,235
Cash and cash equivalents	45,536	98,604
Restricted cash	3,058	2,019
Investment in unconsolidated joint venture	190,585	215,370
Assets held for sale	—	29,268
Derivatives, at fair value	165	431
Tenant and other receivables	3,904	3,537
Receivable for mortgage proceeds	260,000	—
Unbilled rent receivables	52,620	42,905
Prepaid expenses and other assets (including amounts prepaid to related parties of $7 as of December 31, 2015)	15,061	10,074
Deferred costs, net	6,518	12,319
Total assets	$2,152,380	$2,064,762
LIABILITIES AND EQUITY
Mortgage notes payable, net of deferred financing costs	$1,107,526	$381,443
Credit facility	—	485,000
Market lease intangibles, net	65,187	73,083
Liabilities related to assets held for sale	—	321
Derivatives, at fair value	74	1,266
Accounts payable, accrued expenses and other liabilities (including amounts due to related parties of $455 and $99 as of December 31, 2016 and 2015, respectively)	33,364	27,736
Deferred revenue	4,548	3,617
Dividends payable	12	27
Total liabilities	1,210,711	972,493
Preferred stock, $0.01 par value; 40,866,376 shares authorized, none issued and outstanding	—	—
Convertible preferred stock, $0.01 par value; 9,133,624 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 300,000,000 shares authorized, 167,066,364 and 162,529,811 shares issued and outstanding at December 31, 2016 and 2015, respectively	1,671	1,626
Additional paid-in capital	1,445,092	1,403,624
Accumulated other comprehensive loss	(713)	(1,237)
Accumulated deficit	(515,073)	(369,273)
Total stockholders' equity	930,977	1,034,740
Non-controlling interests	10,692	57,529
Total equity	941,669	1,092,269
Total liabilities and equity	$2,152,380	$2,064,762
The accompanying notes are an integral part of these consolidated financial statements.

NEW YORK REIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)

	Year Ended December 31,
	2016	2015	2014
Revenues:
Rental income	$119,666	$129,118	$117,221
Hotel revenue	26,542	26,125	22,742
Operating expense reimbursements and other revenue	14,066	19,278	15,604
Total revenues	160,274	174,521	155,567
Operating expenses:
Property operating	43,561	43,752	37,209
Hotel operating	26,753	25,366	23,736
Operating fees incurred from the Advisor	13,345	12,465	8,397
Acquisition and Transaction related	19,708	3,771	16,083
Vesting of Asset Management Fees	—	—	11,500
Value of Listing Note	—	—	33,479
Impairment loss on real estate investment	27,911	—	—
General and administrative	12,799	27,345	12,337
Depreciation and amortization	68,952	82,716	84,799
Total operating expenses	213,029	195,415	227,540
Operating loss	(52,755)	(20,894)	(71,973)
Other income (expenses):
Interest expense	(40,193)	(29,362)	(23,720)
Income (loss) from unconsolidated joint venture	2,724	1,939	(1,499)
Income from preferred equity investment, investment securities and interest	26	1,103	2,906
Gain on sale of real estate investments, net	6,630	7,523	—
Gain (loss) on derivative instruments	(331)	(578)	1
Total other expenses	(31,144)	(19,375)	(22,312)
Net loss	(83,899)	(40,269)	(94,285)
Net loss attributable to non-controlling interests	1,373	1,188	1,257
Net loss attributable to stockholders	(82,526)	(39,081)	(93,028)
Other comprehensive income (loss):
Unrealized gain (loss) on derivatives	524	(177)	(687)
Unrealized gain (loss) on investment securities	—	(244)	484
Total other comprehensive income (loss)	524	(421)	(203)
Comprehensive loss attributable to stockholders	$(82,002)	$(39,502)	$(93,231)

Basic and diluted weighted average common shares outstanding	164,949,461	162,165,580	166,959,316
Basic and diluted net loss per share attributable to stockholders	$(0.50)	$(0.24)	$(0.56)
Dividends declared per common share	$0.38	$0.46	$0.49
The accompanying notes are an integral part of these consolidated financial statements.

NEW YORK REIT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share data)

	Common Stock			Accumulated Other Comprehensive Loss
	Number of Shares	Par Value	Additional Paid-In Capital		Accumulated Deficit	Total Stockholders' Equity	Non- controlling Interests	Total Equity
Balance December 31, 2013	174,120,408	$1,741	$1,533,698	$(613)	$(86,008)	$1,448,818	$441	$1,449,259
Issuances of common stock	18,908	—	184	—	—	184	—	184
Common stock offering costs, commissions and dealer manager fees	—	—	(95)	—	—	(95)	—	(95)
Common stock issued though distribution reinvestment plan	2,002,008	20	18,999	—	—	19,019	—	19,019
Common stock repurchases, inclusive of fees and expenses	(14,175,115)	(141)	(153,622)	—	—	(153,763)	—	(153,763)
Contributions from non-controlling interest holders of affiliates	—	—	—	—	—	—	750	750
Issuance of OP units to affiliates	—	—	—	—	—	—	44,979	44,979
Redemption of OP units by affiliates	—	—	—	—	—	—	(698)	(698)
Equity-based compensation	215,730	2	2,455	—	—	2,457	5,295	7,752
Dividends declared on common stock and distributions to non-controlling interest holders	—	—	—	—	(76,442)	(76,442)	(780)	(77,222)
Net loss	—	—	—	—	(93,028)	(93,028)	(1,257)	(94,285)
Other comprehensive loss	—	—	—	(203)	—	(203)	—	(203)
Balance, December 31, 2014	162,181,939	1,622	1,401,619	(816)	(255,478)	1,146,947	48,730	1,195,677
OP units converted to common stock	92,751	1	973	—	—	974	(974)	—
Equity-based compensation	255,121	3	1,032	—	—	1,035	14,145	15,180
Dividends declared on common stock and distributions to non-controlling interest holders	—	—	—	—	(74,714)	(74,714)	(3,184)	(77,898)
Net loss	—	—	—	—	(39,081)	(39,081)	(1,188)	(40,269)
Other comprehensive loss	—	—	—	(421)	—	(421)	—	(421)
Balance, December 31, 2015	162,529,811	1,626	1,403,624	(1,237)	(369,273)	1,034,740	57,529	1,092,269
OP units redeemed for common stock	3,336,430	33	31,166	—	—	31,199	(31,199)	—
LTIP units converted into common stock	1,172,738	12	9,701	—	—	9,713	(9,713)	—
Equity-based compensation and redemption of vested shares	27,385	—	601	—	—	601	(2,623)	(2,022)
Dividends declared on common stock and distributions to non-controlling interest holders	—	—	—	—	(63,274)	(63,274)	(1,929)	(65,203)
Net loss	—	—	—	—	(82,526)	(82,526)	(1,373)	(83,899)
Other comprehensive gain	—	—	—	524	—	524	—	524
Balance, December 31, 2016	167,066,364	$1,671	$1,445,092	$(713)	$(515,073)	$930,977	$10,692	$941,669

The accompanying notes are an integral part of these consolidated financial statements.

NEW YORK REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net loss	$(83,899)	$(40,269)	$(94,285)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	68,952	82,716	84,799
Amortization of deferred financing costs	8,088	7,036	8,184
Accretion of below- and amortization of above-market lease liabilities and assets, net	(6,468)	(8,366)	(9,738)
Vesting of asset management fees and final value of listing note	—	—	44,979
Loss (gain) on derivative instruments	331	75	(1)
Gain on sale of real estate investment, net	(6,630)	(7,523)	—
Impairment loss on real estate investment	27,911	—	—
Gain on sale of investment securities	—	(109)	—
Bad debt expense	405	870	220
Equity-based compensation	(1,825)	15,245	7,752
(Income) loss from unconsolidated joint venture	(2,724)	(1,939)	1,499
Changes in assets and liabilities:
Tenant and other receivables	(595)	952	(2,823)
Unbilled rent receivables	(9,929)	(13,683)	(19,590)
Prepaid expenses, other assets and deferred costs	(3,997)	349	(6,632)
Accrued unbilled ground rent	2,743	3,179	4,348
Accounts payable and accrued expenses	3,338	(102)	(8,730)
Deferred revenue	931	(706)	(3,447)
Net cash (used in) provided by operating activities	(3,368)	37,725	6,535
Cash flows from investing activities:
Proceeds from sale of real estate investments and redemption of preferred equity investment	35,429	70,854	—
Investment in real estate and other assets	—	—	(316,206)
Acquisition funds released from escrow	—	4,748	(4,748)
Capital expenditures	(22,284)	(30,289)	(11,801)
Purchase of investment securities	—	(78)	(3,127)
Proceeds from sale of investment securities	—	4,602	—
Distributions from unconsolidated joint venture	27,509	12,070	8,047
Net cash provided by (used in) investing activities	40,654	61,907	(327,835)
Cash flows from financing activities:
Proceeds from mortgage notes payable	500,000	305,000	—
Payments on mortgage notes payable	(19,175)	(88,806)	(474)
Proceeds from credit facility	—	—	330,000
Payments on credit facility	(485,000)	(150,000)	—
Proceeds from issuance of common stock	—	—	11,311
Proceeds from issuance of operating partnership units	—	—	750
Payments for derivative instruments	(733)	(488)	—
Repurchases of common stock, inclusive of fees and expenses	—	—	(154,269)
Payments of offering costs and fees related to stock issuances	—	—	(1,506)
Payments of financing costs	(18,992)	(10,771)	(7,293)
Dividends paid	(63,289)	(74,707)	(66,129)
Distributions to non-controlling interest holders	(1,929)	(3,184)	(780)
Redemptions of restricted shares	(197)	(65)	(698)
Restricted cash	(1,039)	(519)	(477)
Net cash provided by (used in) financing activities	(90,354)	(23,540)	110,435
Net increase (decrease) in cash and cash equivalents	(53,068)	76,092	(210,865)
Cash and cash equivalents, beginning of period	98,604	22,512	233,377
Cash and cash equivalents, end of period	$45,536	$98,604	$22,512

NEW YORK REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2016	2015	2014
Supplemental Disclosures:
Cash paid for interest	$28,153	$21,660	$15,467
Non-Cash Investing and Financing Activities:
Accrued capital expenditures	105	498	3,555
Reclassification of real estate and other assets to held for sale	—	29,268	—
Reclassification of liabilities related to real estate and other assets to held for sale	—	321	—
Dividends payable	12	27	20
Receivable for mortgage proceeds	260,000	—	—
Redemption of OP units for common stock	31,199	974	—
Conversion of LTIP units to common stock	9,713	—	—
Common stock issued through distribution reinvestment plan	—	—	19,019
The accompanying notes are an integral part of these consolidated financial statements.

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015 and 2014

Note 1 — Organization
New York REIT, Inc. (the "Company") is a New York City focused REIT that primarily owns income-producing commercial real estate. The Company was incorporated on October 6, 2009 as a Maryland corporation that qualified as a real estate investment trust for U.S. federal income tax purposes ("REIT") beginning with its taxable year ended December 31, 2010. On April 15, 2014, the Company listed its common stock on the New York Stock Exchange ("NYSE") under the symbol "NYRT" (the "Listing").
The Company purchased its first property and commenced active operations in June 2010. As of December 31, 2016, the Company owned 19 properties, which aggregated 3.3 million rentable square feet, had an occupancy of 93.4% and a weighted-average remaining lease term of 8.9 years. The Company's portfolio primarily consists of office and retail properties, representing 83% and 9%, respectively, of rentable square feet as of December 31, 2016. The Company has acquired hotel and other types of real properties to add diversity to its portfolio. Properties other than office and retail spaces represented 8% of rentable square feet.
Substantially all of the Company's business is conducted through its operating partnership, New York Recovery Operating Partnership, L.P. (the "OP"). The Company's only significant asset is the general partnership interests it owns in the OP and assets held by the Company for the use and benefit of the OP.
On August 22, 2016, the Company’s board of directors approved a plan of liquidation to sell all or substantially all of the assets of the Company and its OP and to liquidate and dissolve the Company and the OP (the "Liquidation Plan"), subject to stockholder approval. On January 3, 2017, the Company held a special meeting of stockholders, at which the Company’s stockholders approved the Liquidation Plan. Pursuant to the Liquidation Plan, the Company expects to sell or transfer all of its assets, pay or provide for its liabilities and expenses, distribute the remaining proceeds of the liquidation of its assets to its stockholders, wind up its operations and dissolve. The actual amounts and times of liquidating distributions to the Company's stockholders pursuant to the Liquidation Plan will be determined by the Company’s board of directors at its discretion. See Note 21 — Subsequent Events.
The Company has no employees. The Company retained New York Recovery Advisors, LLC (the "Advisor") to manage its affairs on a day-to-day basis through the Transition Date (as defined below) pursuant to an advisory agreement with the Advisor (as amended to date, the “Advisory Agreement”). Until the Transition Date, New York Recovery Properties, LLC (the "Property Manager") serves as the Company's property manager, unless services are performed by a third party for specific properties. The Advisor and Property Manager are under common control with AR Global Investments, LLC (the successor business to AR Capital, LLC, "AR Global").
In September 2016, the the Company’s board of directors issued a request for proposals for all interested, qualified parties to serve as its external advisor after December 26, 2016, which was then the expiration date of the Advisory Agreement. On December 19, 2016, the Company entered into an agreement (the “Services Agreement”) with Winthrop REIT Advisors LLC (the “Service Provider”), and a series of other agreements with the Advisor and the Property Manager pursuant to which the Company: (i) entered into an amendment (the “Advisory Amendment”) to the Advisory Agreement to provide that the Advisor will not be responsible for implementing the Liquidation Plan and to extend the term to March 31, 2017, subject to five one-month extension options that may be exercised by the Company’s independent directors, provided that, following the later of February 28, 2017 and the filing of this Annual Report on Form 10-K, the Advisory Agreement may be terminated upon three business days’ written notice from the Company’s independent directors, (ii) amended the Company’s agreement with the Property Manager (as so amended, the “Property Management Agreement”) so that it will terminate on the expiration or termination of the Advisory Agreement, and (iii) entered into the Services Agreement pursuant to which the Service Provider will serve as (x) the Company's exclusive advisor with respect to all matters primarily related to the Liquidation Plan (and as a consultant to the Company on other matters) during the period from January 3, 2017 through the Transition Date, and (y) as the Company's advisor from and after the Transition Date. The "Transition Date" will occur upon the earlier of (i) three business days after written notice from the Company's independent directors to the Advisor, following the filing of this Annual Report on Form 10-K with the Securities and Exchange Commission (the “SEC”), but not earlier than March 3, 2017, and (ii) April 1, 2017.

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015 and 2014

Prior to the Transition Date, the Advisor will continue to provide all services related to the management of the Company’s day-to-day operations that are not related to the Liquidation Plan. Following the Transition Date, the Service Provider will be responsible for providing these services in addition to the services it has been providing since January 3, 2017 with respect to the Liquidation Plan. All services provided pursuant to the Services Agreement are subject to the supervision of the Company's board of directors.
Note 2 — Summary of Significant Accounting Policies
Basis of Accounting
The accompanying consolidated financial statements of the Company are prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America ("GAAP"). On January 3, 2017, the Company's stockholders approved the Liquidation Plan. Due to the stockholder approval of the Liquidation Plan, the Company expects to change its basis of accounting to the liquidation basis of accounting effective January 1, 2017. See Note 21 — Subsequent Events.
Reclassifications
Certain prior year amounts have been reclassified to conform with the current year presentation, specifically the presentation of deferred financing costs, net, related to mortgage notes payable which is presented as a reduction of the carrying amount of mortgage notes payable.
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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management makes significant estimates regarding revenue recognition, purchase price allocations to record investments in real estate, impairment loss and fair value of investments in real estate, derivative financial instruments and hedging activities, equity-based compensation expenses related to the 2014 Advisor Multi-Year Outperformance Agreement (as amended to date, the "OPP") and fair value measurements, as applicable.

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015 and 2014

Investments in Real Estate
The Company evaluates the inputs, processes and outputs of each asset acquired to determine if the transaction is a business combination or asset acquisition. If an acquisition qualifies as a business combination, the related transaction costs are recorded as an expense in the consolidated statements of operations and comprehensive loss. If an acquisition qualifies as an asset acquisition, the related transaction costs are generally capitalized and subsequently amortized over the useful life of the acquired assets.
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
Disposals of real estate investments that represent a strategic shift in operations that will have a major effect on the Company's operations and financial results are presented as discontinued operations in the consolidated statements of operations and comprehensive loss for all periods presented; otherwise, the Company continues to report the results of these properties' operations within continuing operations. Properties that are intended to be sold will be designated as "held for sale" on the consolidated balance sheets at the lesser of carrying amount or fair value less estimated selling costs when they meet specific criteria to be presented as held for sale. Properties are no longer depreciated when they are classified as held for sale. The Company did not have any properties held for sale as of December 31, 2016. As of December 31, 2015, the Company had three properties held for sale. See Note 3 — Real Estate Investments.
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

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015 and 2014

Assumed mortgage premiums or discounts, if applicable, are amortized as a reduction or increase to interest expense over the remaining term of the respective mortgages.
Impairment of Long Lived Assets
When circumstances indicate the carrying value of a property may not be recoverable, the Company reviews the asset for impairment. This review is based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property’s use and eventual disposition. These estimates consider factors such as expected future operating income, market and other applicable trends and residual value, as well as the effects of leasing demand, competition and other factors. If such estimated cash flows are less than the carrying value of a property, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held and used. For properties held for sale, the impairment loss is based on the adjustment to estimated fair value less estimated cost to dispose of the asset. Generally, the Company determines estimated fair value for properties held for sale based on the agreed-upon selling price of an asset. These assessments may result in the immediate recognition of an impairment loss, resulting in a reduction of net income (loss). The Company recognized impairment charges of $27.9 million and $0.9 million during the years ended December 31, 2016 and 2015, respectively. The Company was not required to recognize any impairment charges for the year ended December 31, 2014.
Impairment of Equity Method Investments
The Company monitors the value of its equity method investments for indicators of impairment. An impairment charge is recognized when the Company determines that a decline in the fair value of the investment below its carrying value is other-than-temporary. The assessment of impairment is subjective and involves the application of significant assumptions and judgments about the Company's intent and ability to recover its investment given the nature and operations of the underlying investment. The Company was not required to recognize any impairment charges related to equity method investments during the years ended December 31, 2016, 2015 or 2014.
Cash and Cash Equivalents
Cash and cash equivalents include cash in bank accounts as well as investments in highly-liquid money market funds with original maturities of three months or less. As of December 31, 2015, $0.2 million was held in money market funds with the Company's financial institutions. The Company had no funds held in money market funds as of December 31, 2016.
The Company deposits cash with high-quality financial institutions. These deposits are guaranteed by the Federal Deposit Insurance Company (the "FDIC") up to an insurance limit. At December 31, 2016 and 2015, the Company had deposits of $45.5 million and $98.6 million, respectively, of which $44.5 million and $96.3 million, respectively, were in excess of the amount insured by the FDIC. Although the Company bears risk to amounts in excess of those insured by the FDIC, it does not anticipate any losses as a result.
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

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015 and 2014

The Company evaluates its investments in securities for impairment or other-than-temporary impairment on a quarterly basis. The Company reviews each investment individually and assesses factors that may include (i) if the carrying amount of an investment exceeds its fair value, (ii) if there has been any change in the market as a whole or in the investee’s market, (iii) if there are any plans to sell the investment in question or if the Company believes it may be forced to sell its investment, and (iv) if there have been any other factors that would indicate the possibility of the existence of an other-than-temporary impairment. The fair value of the Company’s investments in available-for-sale securities generally rise and fall based on current market conditions. If, after reviewing relevant factors surrounding an impaired security, the Company determines that it will not recover its full investment in an impaired security, the Company recognizes an other-than-temporary impairment charge in the consolidated statements of operations and comprehensive loss in the period in which the other-than-temporary impairment is discovered, regardless of whether or not the Company plans to sell or believes it will be forced to sell the security in question. The Company was not required to recognize any other-than-temporary impairment charges for the years ended December 31, 2015 or 2014. The Company sold its investment securities during the year ended December 31, 2015 and had no investment securities outstanding during the year ended December 31, 2016.
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
Deferred Costs, Net
Deferred costs, net consists of deferred financing costs related to a credit facility and leasing costs. Deferred financing costs, net related to mortgage notes payable are presented as an offset against the carrying amount of the related mortgage notes payable. Deferred financing costs represent commitment fees, legal fees, and other costs associated with obtaining commitments for financing. These costs are amortized to interest expense over the terms of the respective financing agreements using the effective interest method. Unamortized deferred financing costs are expensed when the associated debt is refinanced or repaid before maturity. Costs incurred in seeking financial transactions that do not close are expensed in the period in which it is determined that the financing will not close.
Deferred leasing costs, consisting primarily of lease commissions and professional fees incurred, are deferred and amortized to depreciation and amortization expense over the term of the related lease.
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

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015 and 2014

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
The Company owns certain properties with leases that include provisions for the tenant to pay contingent rental income based on a percent of the tenant's sales upon the achievement of certain sales thresholds or other targets which may be monthly, quarterly or annual targets. As the lessor to the aforementioned leases, the Company defers the recognition of contingent rental income until the specified target that triggered the contingent rental income is achieved, or until such sales upon which percentage rent is based are known. If contingent rental income is recognized pursuant to these provisions, contingent rental income is included in rental income on the consolidated statements of operations and comprehensive loss. The Company recognized contingent rental revenue of $0.8 million and $0.6 million during the year ended December 31, 2016 and 2015, respectively. The Company did not recognize any revenue or deferred revenue related to contingent rental income during the year ended December 31, 2014.
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

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015 and 2014

During the year ended December 31, 2015, the Company granted restricted shares to employees of the Advisor, which are accounted for under the guidance for non-employee share-based payments. The fair value of the awards granted to employees of the Advisor are remeasured quarterly, with the resulting amortization adjustments reflected in general and administrative expense in the consolidated statements of operations and comprehensive loss. During the year ended December 31, 2016, the Company did not grant any restricted shares to employees of the Advisor.
2014 Advisor Multi-Year Outperformance Agreement
On April 15, 2014 (the "Effective Date"), in connection with the Listing, the Company entered into the OPP with the OP and the Advisor, which is accounted for under the guidance for non-employee share-based payments. On December 19, 2016, as part of the arrangements providing for the transition of advisory services from the Advisor to the Service Provider, the Company, the Advisor, the OP and the Property Manager entered into a letter agreement (the "OPP Side Letter") which amended the terms of the OPP and accelerated vesting for certain portions of the award thereunder. Due to the OPP Side Letter, the Company accelerated the recording of equity-based compensation expense associated with the awards over the new requisite service period. Equity-based compensation expense is adjusted each reporting period for changes in the estimated market-related performance. See Note 16 — Share-Based Compensation.
Income Taxes
The Company elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing with its taxable year ended December 31, 2010. If the Company continues to qualify for taxation as a REIT, it generally will not be subject to federal corporate income tax to the extent it distributes annually all of its REIT taxable income to its stockholders, determined without regard for the deduction for dividends paid and excluding net capital gains. REITs are subject to a number of organizational and operational requirements, including a requirement that the Company distribute annually at least 90% of the Company’s REIT taxable income to the Company’s stockholders. If the Company fails to continue to qualify as a REIT in any taxable year and does not qualify for certain statutory relief provisions, the Company will be subject to U.S. federal and state income taxes at regular corporate rates (including any applicable alternative minimum tax) beginning with the year in which it fails to qualify and may be precluded from being able to elect to be treated as a REIT for the Company’s four subsequent taxable years. The Company distributed to its stockholders 100% of its REIT taxable income for each of the years ended December 31, 2016, 2015 and 2014. Accordingly, no provision for federal or state income taxes related to such REIT taxable income was recorded on the Company’s financial statements. Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income.
During the year ended December 31, 2013, the Company purchased a hotel, which is owned by a subsidiary of the OP and leased to a taxable REIT subsidiary ("TRS"), that is owned by the OP. A TRS is subject to federal, state and local income taxes. The TRS is a tax paying component for purposes of classifying deferred tax assets and liabilities. The Company records net deferred tax assets to the extent the Company believes these assets will more likely than not be realized. In making such determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. In the event the Company determines that it would not be able to realize the deferred income tax assets in the future in excess of the net recorded amount, the Company establishes a valuation allowance which offsets the previously recognized income tax benefit. Deferred income taxes result from temporary differences between the carrying amounts of assets and liabilities of the TRS for financial reporting purposes and the amounts used for income tax purposes. The TRS had deferred tax assets and a corresponding valuation allowance of $5.1 million and $3.1 million as of December 31, 2016 and 2015, respectively. The TRS had federal and state net operating loss carry forwards as of December 31, 2016 of $10.8 million, which will expire through 2036. The Company estimated income tax relating to its TRS using a combined federal and state rate of approximately 45% for the year ended December 31, 2016. The Company has concluded that it is more likely than not that the net operating loss carry forwards will not be utilized during the carry forward period and as such the Company has established a valuation allowance against these deferred tax assets. The Company had immaterial current and deferred federal and state income tax expense for the years ended December 31, 2016, 2015 and 2014.
As of December 31, 2016, the Company had no material uncertain income tax positions. The tax years subsequent to and including the year ended December 31, 2013 remain open to examination by the major taxing jurisdictions to which the Company is subject.

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015 and 2014

Per Share Data
The Company calculates basic loss per share of common stock by dividing net loss for the period by the weighted-average shares of its common stock outstanding for the respective period. Diluted income per share takes into account the effect of dilutive instruments such as unvested restricted stock, limited partnership interests of the OP entitled "OP units" ("OP units") or limited partnership units of the OP entitled "LTIP units" ("LTIP units") (assuming such units are not antidilutive), based on the average share price for the period in determining the number of incremental shares that are to be added to the weighted-average number of shares outstanding. See Note 18 — Net Loss Per Share.
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
Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued revised guidance relating to revenue recognition. Under the revised guidance, an entity is required to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The revised guidance was to become effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption was not permitted under GAAP. The revised guidance allows entities to apply the full retrospective or modified retrospective transition method upon adoption. In July 2015, the FASB deferred the effective date of the revised guidance by one year to annual reporting periods beginning after December 15, 2017, although entities will be allowed to early adopt the guidance as of the original effective date. The Company is evaluating the impact of the implementation of this guidance, including performing a preliminary review of all revenue streams to identify any differences in the timing, measurement or presentation of revenue recognition. The Company is continuing to evaluate the allowable methods of adoption.
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
In February 2016, the FASB issued an update which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The new guidance requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The revised guidance supersedes previous leasing standards and is effective for reporting periods beginning after December 15, 2018. Early adoption is permitted. The Company is continuing to evaluate the impact of this new guidance.
In March 2016, the FASB issued guidance which requires an entity to determine whether the nature of its promise to provide goods or services to a customer is performed in a principal or agent capacity and to recognize revenue in a gross or net manner based on its principal/agent designation. This guidance is effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted. The Company is currently evaluating the impact of this new guidance.

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015 and 2014

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
In November 2016, the FASB issued guidance on the classification of restricted cash in the statement of cash flows. The amendment requires restricted cash to be included in the beginning-of-period and end-of-period total cash amounts. Therefore, transfers between cash and restricted cash will no longer be shown on the statement of cash flows. The guidance is effective for reporting periods beginning after December 15, 2017. Early adoption is permitted. The Company is currently evaluating the impact of this new guidance.
In January 2017, the FASB issued guidance that revises the definition of a business. This new guidance is applicable when evaluating whether an acquisition should be treated as either a business acquisition or an asset acquisition. Under the revised guidance, when substantially all of the fair value of gross assets acquired is concentrated in a single asset or group of similar assets,  the assets acquired would not be considered a business. The revised guidance is effective for reporting periods beginning after December 15, 2017, and the amendments will be applied prospectively. Early application is permitted only for transactions that have not previously been reported in issued financial statements. The Company is currently evaluating the impact of this new guidance.
Recently Adopted Accounting Pronouncements
In August 2014, the FASB issued guidance relating to disclosure of uncertainties about an entity's ability to continue as a going concern. In connection with preparing financial statements for each annual and interim reporting period, management should evaluate whether there are conditions or events that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued. If conditions or events raise substantial doubt about the entity's ability to continue as a going concern, the guidance requires management to disclose information that enables users of the financial statements to understand the conditions or events that raised the substantial doubt, management's evaluation of the significance of the conditions or events that led to the doubt, the entity’s ability to continue as a going concern and management's plans that are intended to mitigate or that have mitigated the conditions or events that raised substantial doubt about the entity's ability to continue as a going concern. There is no disclosure required unless there are conditions or events that have raised substantial doubt about the entity’s ability to continue as a going concern. The guidance is effective for the annual period ending after December 15, 2016 and for annual and interim periods thereafter. The Company adopted this guidance for the fiscal year ended December 31, 2016. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements. In addition, due to the approval of the Liquidation Plan by the Company's stockholders, the Company anticipates that the provisions of this guidance will no longer apply upon implementation of the Liquidation Plan.
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

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015 and 2014

In April 2015, the FASB amended the presentation of debt issuance costs on the balance sheet. The amendment requires that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability and that the entity apply the new guidance on a retrospective basis. In August 2015, the FASB added that, for line of credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line, regardless of whether or not there are any outstanding borrowings. The revised guidance is effective for the Company's fiscal year ended December 31, 2016. As a result of adoption of the new guidance, the Company has reclassified deferred financing costs, net related to mortgage notes payable of $21.6 million and $7.0 million, respectively, as of December 31, 2016 and 2015 as a reduction of the carrying amount of mortgage notes payable. See Note 8 — Mortgage Notes Payable.
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
Note 3 — Real Estate Investments
The following table presents the allocation of the assets acquired and liabilities assumed during the year ended December 31, 2014. There were no real estate assets acquired or liabilities assumed during the years ended December 31, 2016 and 2015.

Year Ended
(Dollar amounts in thousands)	December 31, 2014
Real estate investments, at cost:
Land	$68,251
Buildings, fixtures and improvements	233,607
Total tangible assets	301,858
Acquired intangibles:
In-place leases	25,169
Other intangible	3,804
Above-market lease assets	3,707
Below-market lease liabilities	(23,705)
Total acquired intangibles	8,975
Total assets acquired, net	310,833
Investment in unconsolidated joint venture	273
Preferred equity investment	5,100
Mortgage notes payable used to acquire investments in real estate	—
Other liabilities assumed	—
Cash paid for acquired real estate investments and other assets	$316,206
Number of properties and other investments purchased	1

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015 and 2014

The following table presents future minimum base cash rental payments due to the Company, excluding future minimum base cash rental payments related to the Company's unconsolidated joint venture, subsequent to December 31, 2016. These amounts exclude contingent rental payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes among other items.

(In thousands)	Future Minimum Base Cash Rental Payments
2017	$107,900
2018	105,258
2019	97,219
2020	97,765
2021	96,434
Thereafter	461,550
$966,126
The following table lists the tenants whose annualized cash rent represented greater than 10% of total annualized cash rent as of December 31, 2016, 2015 and 2014, including annualized cash rent related to the Company's unconsolidated joint venture:

		December 31,
Property Portfolio	Tenant	2016	2015	2014
Worldwide Plaza(1)	Cravath, Swaine & Moore, LLP	16%	16%	16%
Worldwide Plaza(1)	Nomura Holdings America, Inc.	11%	11%	11%
________________________

(1)	Annualized cash rent reflects the Company's 48.9% pro rata share of rent generated by Worldwide Plaza.
The termination, delinquency or non-renewal of any of the above tenants may have a material adverse effect on the Company's operations.

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015 and 2014

Intangible Assets and Liabilities
Acquired intangible assets and liabilities consist of the following as of December 31, 2016 and 2015.

	December 31, 2016
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
In-place leases	$108,253	$36,645	$71,608
Other intangibles	3,804	750	3,054
Above-market leases	20,291	5,036	15,255
Total acquired intangible assets	$132,348	$42,431	$89,917
Intangible lease liabilities:
Below-market leases	$75,484	$26,864	$48,620
Above-market ground lease liability	17,968	1,401	16,567
Total market lease intangibles	$93,452	$28,265	$65,187

	December 31, 2015
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
In-place leases	$113,392	$31,120	$82,272
Other intangibles	3,804	429	3,375
Above-market leases	20,398	3,713	16,685
Total acquired intangible assets	$137,594	$35,262	$102,332
Intangible lease liabilities:
Below-market leases	$77,177	$21,110	$56,067
Above-market ground lease liability	17,968	952	17,016
Total market lease intangibles	$95,145	$22,062	$73,083
The following table discloses amounts recognized within the consolidated statements of operations and comprehensive loss related to amortization of in-place leases and other intangibles, amortization and accretion of above- and below-market lease assets and liabilities, net and the amortization of above-market ground lease, for the periods presented:

	Year Ended December 31,
(In thousands)	2016	2015	2014
Amortization of in-place leases and other intangibles(1)	$10,986	$19,757	$21,094
Amortization and (accretion) of above- and below market leases, net(2)	$(6,018)	$(7,917)	$(9,289)
Amortization of above-market ground lease(3)	$(449)	$(449)	$(449)
_______________

(1)	Reflected within depreciation and amortization expense.

(2)	Reflected within rental income.

(3)	Reflected within hotel expenses.

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015 and 2014

The following table provides the projected amortization expense and adjustments to revenues for the next five years as of December 31, 2016:

(In thousands)	2017	2018	2019	2020	2021
In-place leases	$9,612	$8,655	$8,271	$8,032	$7,604
Other intangible	321	321	321	321	321
Total to be included in depreciation and amortization expense	$9,933	$8,976	$8,592	$8,353	$7,925

Above-market lease assets	$(1,420)	$(1,420)	$(1,420)	$(1,407)	$(572)
Below-market lease liabilities	6,660	5,875	5,490	5,250	4,615
Total to be included in rental income	$5,240	$4,455	$4,070	$3,843	$4,043

Above-market ground lease liability to be deducted from property operating expenses	$(449)	$(449)	$(449)	$(449)	$(449)
Real Estate Sales
During the year ended December 31, 2016, the Company sold its properties located at 163-30 Cross Bay Boulevard in Queens, New York ("Duane Reade"), 1623 Kings Highway in Brooklyn, New York ("1623 Kings Highway") and 2061-2063 86th Street in Brooklyn, New York ("Foot Locker"). The following table summarizes the properties sold during the year ended December 31, 2016.

Property	Borough	Disposition Date	Contract Sales Price	Gain on Sale(1)(2)
			(in thousands)	(in thousands)
Duane Reade(3)	Queens	February 2, 2016	$12,600	$126
1623 Kings Highway	Brooklyn	February 17, 2016	17,000	4,293
Foot Locker	Brooklyn	March 30, 2016	8,400	2,211
			$38,000	$6,630
______________________

(1)	Reflected within gain on sale of real estate investments, net in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2016.

(2)	During the year ended December 31, 2016, the Company repaid three mortgage notes payable totaling $18.9 million with the proceeds from the sales of Duane Reade, 1623 Kings Highway and Foot Locker.

(3)	Impairment charge of $0.9 million was recognized during the year ended December 31, 2015 in connection with the classification of Duane Reade as held for sale.
On October 21, 2015, the Company sold its property located at 163 Washington Avenue in Brooklyn, New York ("163 Washington Avenue") for a contract sales price of $37.7 million and recognized a net gain on the sale of the property of $8.4 million, which is reflected within gain on sale of real estate investments, net on the consolidated statements of operations and comprehensive loss for the year ended December 31, 2015. The Company did not sell any properties during the year ended December 31, 2014.
The sale of Duane Reade, 1623 Kings Highway, Foot Locker and 163 Washington Avenue did not represent a strategic shift that has a major effect on the Company’s operations and financial results. Accordingly, the results of operations of Duane Reade, 1623 Kings Highway, Foot Locker and 163 Washington Avenue have been classified within continuing operations for all periods presented until the respective dates of their sale.
Real Estate Held for Sale
Prior to the year ended December 31, 2015, the Company entered into agreements to sell Duane Reade, 1623 Kings Highway and Foot Locker. Concurrently with entering into the agreements, the Company stopped recognizing depreciation and amortization expense and the real estate and other assets and liabilities associated with the properties were reclassified as held for sale on the Company's consolidated balance sheets as of December 31, 2015. The Company did not have any property held for sale as of the year ended December 31, 2016.

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015 and 2014

The following table details the major classes of assets associated with Duane Reade, 1623 Kings Highway and Foot Locker that have been reclassified as held for sale as of December 31, 2015:

(In thousands)	December 31, 2015
Real estate held for sale, at cost:
Land	$10,636
Buildings, fixtures and improvements(1)	18,783
Acquired intangible lease assets	3,237
Total real estate held for sale, at cost	32,656
Less accumulated depreciation and amortization	(4,813)
Real estate assets held for sale, net	27,843
Other assets related to real estate assets held for sale	1,425
Assets held for sale	$29,268
______________________

(1)	Impairment charge of $0.9 million was recognized during the year ended December 31, 2015 in connection with the classification of Duane Reade as held for sale.
As of December 31, 2015, the Company had $0.3 million of liabilities related to real estate assets held for sale.
Non-Recurring Fair Value Measurement Adjustments
As a result of the Company’s board of director’s approval in August 2016 of adoption of the Liquidation Plan, which was approved by the Company’s stockholders in January 2017, the Company reconsidered its intended holding period for all of its operating properties and evaluated the impact on its ability to recover the carrying value of such properties based on the expected cash flows over its intended holding period. The Company's estimated future cash flows expected to be generated are based on management’s experience in its real estate market and the effects of current market conditions. The assumptions are subject to economic and market uncertainties including, among others, market capitalization rates, discount rates, demand for space, competition for tenants, changes in market rental rates, and costs to operate the property. As these factors are difficult to predict and are subject to future events that may alter management’s assumptions, the future cash flows estimated by management in its impairment analysis may not be achieved, and actual losses or impairment may be realized in the future.
As a result of its consideration of impairment, the Company determined that the carrying value of the Viceroy Hotel exceeded its estimated fair value and recognized an impairment charge of $27.9 million for the year ended December 31, 2016, which is presented as impairment loss on real estate investment in the consolidated statements of operations and comprehensive loss. As discussed above, during the year ended December 31, 2015, the Company recognized $0.9 million of impairment charges in connection with the classification of Duane Reade as held for sale. The Company did not recognize any impairment charges during the year ended December 31, 2014.
Note 4 — Investment in Unconsolidated Joint Venture
On October 30, 2013, the Company purchased a 48.9% equity interest in Worldwide Plaza for a contract purchase price of $220.1 million, based on the property value for Worldwide Plaza of $1.3 billion less $875.0 million of debt on the property. As of December 31, 2016, the Company's pro rata portion of debt secured by Worldwide Plaza was $427.9 million. The debt on the property has a weighted average interest rate of 4.6% and matures in March 2023. As a result of new accounting guidance, the Company has determined that Worldwide Plaza is a VIE, but is not required to consolidate the activities of Worldwide Plaza. The Company accounts for the investment in Worldwide Plaza using the equity method of accounting because the Company exercises significant influence over, but does not control, the entity. See Note 2 — Summary of Significant Accounting Policies.

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015 and 2014

The Company is generally not permitted to engage in any business activities while implementing the Liquidation Plan, except to exercise its option to purchase additional equity interests in Worldwide Plaza (the “WWP Option”). The purchase price required to exercise the WWP Option equals the product of the percentage interest being acquired and the agreed-upon property value of approximately $1.4 billion, (subject to certain adjustments, including adjustments for any of the Company's preferred return in arrears) minus the principal balance of the outstanding mortgage and mezzanine debt encumbering the Worldwide Plaza property, which was $875.0 million as of December 31, 2016. The Company has the right to exercise the WWP Option by giving notice to its joint venture partner and making a $30.0 million deposit at any time during the period commencing January 1, 2017 through June 30, 2017, and the Company intends to exercise the WWP Option during this period with respect to all the equity interests in Worldwide Plaza, subject to the Company’s joint venture partner’s right to retain up to 1.2% of the Company’s joint venture partner’s membership interest. In order to keep the mortgage and mezzanine debt encumbering the Worldwide Plaza property in place, the Company must satisfy certain loan assumption conditions, including meeting a minimum net worth requirement of $750.0 million and a minimum value of real estate assets controlled (through ownership or management) requirement of $2.0 billion (exclusive of the Company’s interest in the Worldwide Plaza property and cash). While the Company believes it currently meet such tests, there can be no assurance that the Company will meet them at the time that the Company desires to exercise the WWP Option.  If the Company does not exercise the WWP Option, the Company will be subject to a fee in the amount of $25.0 million.
At acquisition, the Company's investment in Worldwide Plaza exceeded the Company's share of the book value of the net assets of Worldwide Plaza by $260.6 million. This basis difference resulted from the excess of the Company's purchase price for its equity interest in Worldwide Plaza over the book value of Worldwide Plaza's net assets. Substantially all of this basis difference was allocated to the fair values of Worldwide Plaza's assets and liabilities. The Company amortizes the basis difference over the anticipated useful lives of the underlying tangible and intangible assets acquired and liabilities assumed. The basis difference related to the land will be recognized upon disposition of the Company's investment. As of December 31, 2016 and 2015, the unamortized basis difference was $221.2 million and $233.2 million, respectively. As of December 31, 2016 and 2015, the carrying value of the Company's investment in Worldwide Plaza was $190.6 million and $215.4 million, respectively.
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
The condensed balance sheets as of December 31, 2016 and 2015 for Worldwide Plaza are as follows:

	December 31,
(In thousands)	2016	2015
Real estate assets, at cost	$715,382	$714,642
Less accumulated depreciation and amortization	(137,432)	(117,092)
Total real estate assets, net	577,950	597,550
Cash and cash equivalents	1,893	9,036
Other assets	255,714	259,894
Total assets	$835,557	$866,480

Debt	$875,000	$875,000
Other liabilities	9,774	15,515
Total liabilities	884,774	890,515
Deficit	(49,217)	(24,035)
Total liabilities and deficit	$835,557	$866,480

Company's basis	$190,585	$215,370

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015 and 2014

The condensed statements of operations for the years ended December 31, 2016, 2015 and 2014 for Worldwide Plaza are as follows:

	Year Ended December 31,
(In thousands)	2016	2015	2014
Rental income	$125,559	$123,362	$113,498
Other revenue	4,941	4,940	4,932
Total revenue	130,500	128,302	118,430
Operating expenses:
Operating expenses	48,641	47,816	45,911
Depreciation and amortization	27,254	27,677	26,835
Total operating expenses	75,895	75,493	72,746
Operating income	54,605	52,809	45,684
Interest expense	(41,237)	(40,077)	(40,077)
Net income	13,368	12,732	5,607
Company's preferred return	(15,948)	(15,736)	(15,617)
Net loss to members	$(2,580)	$(3,004)	$(10,010)
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

	Year Ended December 31,
(In thousands)	2016	2015	2014
Company's preferred return	$15,948	$15,736	$15,617
Company's share of net loss from Worldwide Plaza	(1,262)	(1,470)	(4,895)
Amortization of basis difference	(11,962)	(12,327)	(12,221)
Company's income (loss) from Worldwide Plaza	$2,724	$1,939	$(1,499)
Note 5 — Preferred Equity Investment
On March 27, 2015, the Company's preferred equity investment in a class A office building located at 123 William Street in the Financial District of downtown Manhattan ("123 William Street") was repaid as a result of the sale of 123 William Street. The preferred equity investment carried a 6.0% current pay rate and a 2.0% accrual rate. Pursuant to the sale of 123 William Street, the Company received $1.1 million in current and accrued income earned and $35.1 million for the return of all principal invested for the year ended December 31, 2015.
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

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015 and 2014

Note 6 — Investment Securities
The Company sold its investment securities during the year ended December 31, 2015 for a gain of $0.1 million, which is included in income from preferred equity investment, investment securities and interest on the accompanying consolidated statements of operations and comprehensive loss. The equity securities consisted of a real estate income fund managed by an affiliate of the predecessor to AR Global. See Note 14 — Related Party Transactions and Arrangements.
The Company's preferred stock investment, repaid in March 2015, was redeemable at the issuer's option after five years from issuance.
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
Note 7 — Credit Facility
On December 20, 2016, upon entering into the POL Loans (as discussed in Note 8 — Mortgage Notes Payable), the Company repaid in full the outstanding balance on its credit facility with Capital One, National Association (the "Credit Facility"). Prior to repayment and as of December 31, 2015, the outstanding balances on the term and revolving portions of the Credit Facility were $305.0 million and $180.0 million, respectively. In connection with the payoff of the Credit Facility, the Company wrote-off $2.8 million of previously recorded deferred financing costs, which are included in interest expense on the consolidated statements of operations and comprehensive loss for the year ended December 31, 2016.

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015 and 2014

Note 8 — Mortgage Notes Payable
The Company's mortgage notes payable as of December 31, 2016 and 2015 consist of the following:

		Outstanding Loan Amount
Portfolio	Encumbered Properties	December 31, 2016	December 31, 2015	Effective Interest Rate		Interest Rate		Maturity
		(In thousands)	(In thousands)
Design Center	1	$19,380	$19,798	6.3%	(1)	Fixed		Dec. 2021
1100 Kings Highway	1	20,200	20,200	3.4%		Fixed	(2)	Aug. 2017
256 West 38th Street	1	24,500	24,500	3.1%		Fixed	(2)	Dec. 2017
1440 Broadway(3)	1	305,000	305,000	4.1%		Variable	(4)	Oct. 2019
Mortgage Loan(5)	12	500,000	—	3.2%		Variable	(4)	Dec 2017
Mezzanine Loan		260,000	—	6.5%		Variable	(4)	Dec 2017
Foot Locker(6)		—	3,250
Duane Reade(6)		—	8,400
1623 Kings Highway(6)		—	7,288
Mortgage notes payable, gross principal amount		1,129,080	388,436
Less: deferred financing costs, net		(21,553)	(6,993)
Mortgage notes payable, net of deferred financing costs	16	$1,107,527	$381,443	4.2%	(7)
______________________

(1)	The fixed interest rate reset in December 2016 after the mortgage was outstanding for five years and will remain fixed at this rate until maturity.

(2)	Fixed through an interest rate swap agreement.

(3)	Total commitments of $325.0 million. An additional $20.0 million is available, subject to lender approval, to fund certain tenant allowances, capital expenditures and leasing costs.

(4)	LIBOR portion is capped through an interest rate cap agreement.

(5)
Encumbered properties are 245-249 West 17th Street, 333 West 34th Street, 216-218 West 18th Street, 50 Varick Street, 229 West 36th Street, 122 Greenwich Street, 350 West 42nd Street, 382-384 Bleecker Street, 350 Bleecker Street, 416-425 Washington Street, 33 West 56th Street and 120 West 57th Street (the "POL Loan Properties").

(6)	This property was sold during the year ended December 31, 2016.

(7)	Calculated on a weighted average basis for all mortgages outstanding as of December 31, 2016.
On December 20, 2016, the Company, through indirect wholly owned subsidiaries of its OP, entered into a mortgage loan (the "Mortgage Loan") in the aggregate amount of $500.0 million and a mezzanine loan agreement (the “Mezzanine Loan” and, together with the Mortgage Loan, the “POL Loans”) in the aggregate amount of $260.0 million.
At the closing of the POL Loans, a portion of the net proceeds after closing costs was used to repay the $485.0 million principal amount then outstanding under the Company’s Credit Facility, see Note 7 — Credit Facility. As of December 31, 2016, the $260.0 million proceeds from the Mezzanine Loan was held in an escrow account by the servicer of the POL Loans and was recorded as a receivable in the Company's consolidated balance sheets. Subsequently, on January 9, 2017, the $260.0 million proceeds were deposited into an operating account that may be used by the Company to purchase the additional equity interests in Worldwide Plaza in connection with its exercise of the WWP Option. See Note 21 — Subsequent Events. Prior to the repayment in full of the Credit Facility, all of the POL Loan Properties were included as part of the borrowing base thereunder.
The Mortgage Loan requires monthly interest payments at an initial weighted average interest rate of LIBOR plus 2.38% and the Mezzanine Loan requires monthly interest payments at an initial weighted average interest rate of LIBOR plus 5.65%. The LIBOR portions of the interest rates due under the POL Loans are capped at 3.0% pursuant to interest rate cap agreements.
The principal balance of the POL Loans matures in December 2017. The POL Loans include one option to extend the maturity date for one year, if certain conditions are met including a debt yield test, and subject to a 0.25% increase in the applicable monthly interest rate payable.

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015 and 2014

The POL Loans are recourse to the Company and may be accelerated only in the event of a default. The POL Loans may be prepaid, in whole or in part, without payment of any prepayment premium or spread maintenance premium or any other fee or penalty.
In connection with a sale or disposition of an individual POL Loan Property to a third party, such POL Loan Property may be released from the Mortgage Loan, subject to certain conditions, by prepayment of a portion of the Mortgage Loan in an amount (the “Release Amount”) equal to 100% of the allocated amount under the POL Loans for such POL Loan Property up to the first 20% of the amount outstanding under the POL Loans prepaid and 110% of the allocated amount under the POL Loans for such POL Loan Property for the remaining amount outstanding under the POL Loans prepaid. Concurrently with the payment of the Release Amount, the borrower entity under the Mezzanine Loan is obligated to prepay a corresponding portion of the Mezzanine Loan, in accordance with the terms of the Mezzanine Loan, for which it will receive a release of a corresponding portion of the collateral under the Mezzanine Loan.
Concurrently with the POL Loans, the Company entered into guaranty agreements with respect to the POL Loans that requires the Company to maintain, (i) on a consolidated basis, a minimum net worth of $300.0 million, which minimum net worth will be reduced pro rata with any prepayment of the POL Loans once the outstanding principal amount of the POL Loans is less than $300.0 million, but in no event will the minimum net worth be reduced below $150.0 million, and (ii) liquid assets having a market value of at least $25.0 million, which minimum market value of liquid assets may be reduced to $15.0 million in the event the outstanding amount under the POL Loans is equal to or less than $100.0 million.
On September 30, 2015, in connection with the mortgage notes payable secured by its property located at 1440 Broadway, the Company executed guarantees in favor of the lenders with respect to the costs of certain unfunded obligations of the Company related to tenant allowances, capital expenditures and leasing costs, which guarantees are capped at $5.3 million in the aggregate. The guarantees expire in October 2019, the maturity date of the 1440 Broadway mortgage. As of December 31, 2016, the Company has not been required to perform under the guarantees and has not recognized any assets or liabilities related to the guarantees.
Real estate investments of $1.7 billion, at cost and net of below-market lease liabilities, at December 31, 2016 have been pledged as collateral to their respective mortgages and are not available to satisfy the Company's corporate debts and obligations unless first satisfying the mortgage notes payable on the properties.
The following table summarizes the scheduled aggregate principal repayments subsequent to December 31, 2016:

(In thousands)	Future Minimum Principal Payments
2017	$805,032
2018	354
2019	305,376
2020	401
2021	17,917
Thereafter	—
Total	$1,129,080
Some of the Company's mortgage note agreements require compliance with certain property-level financial covenants including debt service coverage ratios. As of December 31, 2016, the Company was in compliance with the financial covenants under its mortgage note agreements.

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015 and 2014

Note 9 — Subordinated Listing Distribution
Upon occurrence of the Listing, New York Recovery Special Limited Partnership, LLC (the "SLP") became entitled to begin receiving distributions of net sale proceeds pursuant to its special limited partner interest in the OP (the "SLP Interest") in an aggregate amount that was evidenced by the issuance of a note by the OP (the "Listing Note"). The Listing Note was equal to 15.0% of the amount, if any, by which (a) the average market value of the Company’s outstanding common stock for the period 180 days to 210 days after the Listing, plus dividends paid by the Company prior to the Listing, exceeded (b) the sum of the total amount of capital raised from stockholders during the Company’s initial public offering ("IPO") and the amount of cash flow necessary to generate a 6.0% annual cumulative, non-compounded return to such stockholders. Concurrently with the Listing, the Company, as general partner of the OP, caused the OP to enter into the Listing Note agreement dated April 15, 2014 by and between the OP and the SLP, and caused the OP to issue the Listing Note. The Listing Note was evidence of the SLP's right to receive distributions of net sales proceeds from the sale of the Company's real estate and real estate-related assets up to an aggregate amount equal to the principal balance of the Listing Note. Pursuant to the terms of the partnership agreement of the OP, the SLP had the right, but not the obligation, to convert all or a portion of the SLP interest into OP units, which are convertible into shares of the Company's common stock or the cash value of a corresponding number of shares, at the election of the OP, in accordance with the limited partnership agreement of the OP.
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
The principal amount of the Listing Note was determined to be $33.5 million and was recorded as an expense in the consolidated statements of operations and comprehensive loss during the year ended December 31, 2014. On November 21, 2014, at the request of the SLP, the Listing Note was converted into 3,062,512 OP units and the value of the Listing Note was reclassified from derivative liabilities to non-controlling interest on the consolidated balance sheet as of December 31, 2014. In January 2017, the remaining OP units issued under the Listing Note were converted into common stock, see Note 21 — Subsequent Events.
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
The Company has determined that the majority of the inputs used to value its derivatives, such as interest rate swaps and caps, fall within Level 2 of the fair value hierarchy and the credit valuation adjustments associated with those derivatives, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties are not significant to the overall valuation of the Company's derivatives. See Note 11 — Interest Rate Derivatives and Hedging Activities.

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015 and 2014

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
The following table presents information about the Company's derivatives that are presented net, measured at fair value on a recurring basis as of December 31, 2016 and 2015, aggregated by the level in the fair value hierarchy within which those instruments fall:

(In thousands)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
December 31, 2016
Derivatives, net	$—	$91	$—	$91
December 31, 2015
Derivatives, net	$—	$(835)	$—	$(835)
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets. There were no transfers between levels of the fair value hierarchy during the years ended December 31, 2016 or 2015.
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

		Carrying Amount at	Fair Value at	Carrying Amount at	Fair Value at
(In thousands)	Level	December 31, 2016	December 31, 2016	December 31, 2015	December 31, 2015
Mortgage notes payable	3	$1,129,080	$1,138,576	$388,436	$401,503
Credit Facility	3	$—	$—	$485,000	$487,579
The fair value of mortgage notes payable and the fixed-rate portions of term loans on the Credit Facility are estimated using a discounted cash flow analysis based on similar types of arrangements. As of December 31, 2016, the Company had repaid all amounts outstanding under the Credit Facility, see Note 7 — Credit Facility.
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
December 31, 2016, 2015 and 2014

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
During the year ended December 31, 2016, the Company terminated two of its interest rate swaps. One of the swaps was hedging one month LIBOR based debt on the Credit Facility at the OP level and was designated as a cash flow hedge. However, the Company has other one month LIBOR based debt that consolidates to the OP level and is currently not designated as a cash flow hedge. Since the swap was not limited to specific one month LIBOR debt, it can be used to hedge other one month LIBOR debt and allowed the Company to conclude that the forecasted transaction will occur. Upon repayment of the Credit Facility, the swap had an accumulated other comprehensive loss of $0.7 million and the Company will amortize this balance through August 20, 2018, the maturity date of the swap. The Company also terminated one of its interest rate swaps as the related hedged debts were repaid, which made it probable that the forecasted transactions would not occur. As a result, the reclassification of immaterial amounts from accumulated other comprehensive loss to earnings was accelerated. This termination resulted in a loss of approximately $24,000 for the year ended December 31, 2016.
Amounts reported in accumulated other comprehensive loss related to derivatives are reclassified to interest expense as interest payments are made on the Company's variable-rate debt. During the next 12 months, the Company estimates that an additional $0.5 million will be reclassified from accumulated other comprehensive loss as an increase to interest expense.
As of December 31, 2016 and 2015, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk.

	December 31, 2016		December 31, 2015
Interest Rate Derivative	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Interest rate swaps	2	$44,700	4	$131,988
Derivatives Not Designated as Hedges
Derivatives not designated as hedges are not speculative and are used to manage the Company's exposure to interest rate movements and other identified risks, but do not meet the strict hedge accounting requirements under GAAP. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings, which resulted in an expense of $0.3 million during the year ended December 31, 2016 and included in gain (loss) on derivative instruments on the consolidated statements of operations and comprehensive loss.
As of December 31, 2016 and 2015, the Company had the following outstanding interest rate derivatives that were not designated as hedges in qualified hedging relationships.

	December 31, 2016		December 31, 2015
Interest Rate Derivative	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
		(In thousands)		(In thousands)
Interest rate caps	4	$1,065,000	2	$305,000

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015 and 2014

Balance Sheet Classification
The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the consolidated balance sheets as of December 31, 2016 and 2015:

		December 31,
(In thousands)	Balance Sheet Location	2016	2015
Derivatives designated as hedging instruments:
Interest rate swaps	Derivative assets, at fair value	$—	$15
Interest rate swaps	Derivative liabilities, at fair value	$(74)	$(1,266)
Derivatives not designated as hedging instruments:
Interest rate caps	Derivative assets, at fair value	$165	$416
Derivatives in Cash Flow Hedging Relationships
The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
(In thousands)	2016	2015	2014
Amount of loss recognized in accumulated other comprehensive income (loss) from interest rate derivatives (effective portion)	$(742)	$(2,344)	$(2,847)
Amount of loss reclassified from accumulated other comprehensive income (loss) into income as interest expense (effective portion)	$(1,266)	$(2,167)	$(2,160)
Amount of gain (loss) recognized in gain (loss) on derivative instruments (ineffective portion, reclassifications of missed forecasted transactions and amounts excluded from effectiveness testing)	$(1)	$(4)	$1
Offsetting Derivatives
The Company does not offset its derivatives on the accompanying consolidated balance sheets. The table below presents a gross presentation, the potential effects of offsetting, and a potential net presentation of the Company's derivatives as of December 31, 2016 and 2015. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the accompanying consolidated balance sheets.

				Gross Amounts Not Offset on the Balance Sheet
Derivatives (In thousands)	Gross Amounts of Recognized Assets	Gross Amounts of Recognized Liabilities	Potential Net Amounts of Assets (Liabilities) presented on the Balance Sheet	Financial Instruments	Cash Collateral Posted	Net Amount
December 31, 2016	$165	$(74)	$91	$—	$—	$91
December 31, 2015	$431	$(1,266)	$(835)	$—	$—	$(835)

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015 and 2014

Credit-risk-related Contingent Features
The Company has agreements with each of its derivative counterparties that contain a provision whereby if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.
As of December 31, 2016, the fair value of derivatives in a net liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $0.1 million. As of December 31, 2016, the Company has not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value of $0.1 million at December 31, 2016.
Note 12 — Common Stock
As of December 31, 2016 and 2015, the Company had 167.1 million and 162.5 million shares of common stock outstanding, respectively, including unvested shares of restricted common stock ("restricted shares"), but not including LTIP units or OP units, which may in the future be redeemed for shares of common stock. During the year ended December 31, 2016, the Company issued 3,336,430 shares of its common stock upon redemption of 3,336,430 OP units held by certain individuals who are members, employees or former employees of the Advisor in accordance with the limited partnership agreement of the OP. During the year ended December 31, 2016, the Company issued 1,172,738 shares of its common stock upon the conversion of 1,172,738 LTIP units held by certain individuals who are members, employees or former employees of the Advisor in accordance with the OPP Side Letter (as defined below). See Note 16 —Share-Based Compensation.
From April 2014 through October 2016, the Company's board of directors authorized, and the Company has declared, a monthly dividend at an annualized rate equal to $0.46 per share per annum. Dividends were paid to stockholders of record on the close of business on the 8th day of each month, payable on the 15th day of such month. In October 2016, the Company announced that, in light of the Liquidation Plan, which was then subject to stockholder approval, the Company's board of directors had determined that the Company would not pay a regular dividend for the month of November 2016 and did not expect to pay a regular monthly dividend for the month of December 2016 or thereafter. Because the Liquidation Plan was approved by the Company's stockholders, the Company will not resume paying monthly dividends. The Company expects to make periodic liquidating distributions out of net proceeds of asset sales, subject to satisfying its liabilities and obligations, in lieu of regular monthly dividends. There can be no assurance as to the actual amount or timing of liquidating distributions stockholders will receive. See Note 21 — Subsequent Events.

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015 and 2014

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

	Future Minimum Base Rent Payments
(In thousands)	Operating Leases(1)	Capital Leases(2)
2017	$4,905	$86
2018	5,089	86
2019	5,346	86
2020	5,346	86
2021	5,547	86
Thereafter	240,734	3,318
Total minimum lease payments	$266,967	$3,748
Less: amounts representing interest		(1,658)
Total present value of minimum lease payments		$2,090
______________________

(1)	Operating leases comprise the Viceroy Hotel ground lease.

(2)	Capital leases comprise 350 Bleecker Street ground lease.
Total rental expense related to operating leases was $7.6 million for the years ended December 31, 2016, 2015 and 2014. During the years ended December 31, 2016, 2015 and 2014, interest expense related to capital leases was approximately $0.1 million. The following table discloses assets recorded under capital leases and the accumulated amortization thereon as of December 31, 2016 and 2015:

	December 31,
(In thousands)	2016	2015
Buildings, fixtures and improvements	$11,785	$11,783
Less accumulated depreciation and amortization	(2,273)	(1,705)
Total real estate investments, net	$9,512	$10,078
Litigation and Regulatory Matters
In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. There are no legal or regulatory proceedings pending or known to be contemplated against the Company from which the Company expects to incur a material loss.

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015 and 2014

RXR Litigation
RXR Realty (“RXR”) initiated a suit against the Company alleging that it suffered “lost profits” in connection with the Company’s purchase of its 48.9% interest in Worldwide Plaza in October 2013. On August 12, 2014, the Supreme Court of the State of New York dismissed all of RXR’s claims against the seller of Worldwide Plaza and dismissed RXR’s disgorgement claims against the Company, permitting only a limited, immaterial claim against the Company for RXR’s cost of producing due diligence-related material to proceed. RXR appealed the ruling and, on October 13, 2015, the appellate court upheld the previous decisions; however, the appellate court held that the trial court's exclusion of lost profit damages was premature and would have to be considered through a motion for summary judgment. The Company moved for partial summary judgment to reinstate the damages limitation, and the trial court granted the motion at oral argument on March 24, 2016. On June 16, 2016, RXR appealed, and on December 8, 2016, the appellate court entered an order denying RXR’s appeal and affirming the trial court’s damages limitation. On January 9, 2017, RXR filed a motion seeking reargument of the appellate court decision, or, in the alternative, leave to appeal to the Court of Appeals. That motion was fully briefed and submitted for decision on February 8, 2017. The Company has not recognized a liability with respect to RXR's claim because the Company does not believe that it is probable that it will incur a related material loss.
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
Harris Derivative Suit
In October 2016, Berney Harris (the "Plaintiff") filed a derivative complaint (the “Harris Complaint”) on behalf of public stockholders of the Company against the Company, members of its board of directors (the “director defendants”), the Advisor, and certain affiliates of the Advisor (together with the Advisor, the “advisor defendants”). The Complaint was filed in New York Supreme Court, New York County on October 13, 2016. The Harris Complaint alleges, among other things, that the director defendants breached their fiduciary duties to the public stockholders of the Company by putting the interests of the advisor defendants before those of the public stockholders, which breach was aided and abetted by the advisor defendants. The Harris Complaint also asserts claims of corporate waste against the director defendants and unjust enrichment against certain of the advisor defendants. On December 16, 2016, the defendants filed motions to dismiss on the basis of a provision in the Company’s bylaws providing that the state or federal courts of Maryland are the sole and exclusive forum for claims such as those raised in the Harris Complaint. If the motion is granted and the case is dismissed, the Harris Complaint may be refiled in Maryland. If the motion is denied, the case will proceed in in New York Supreme Court, New York County. In either event, the defendants still have various other grounds on which to move to dismiss, and the Company intends to vigorously defend against all claims.
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

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015 and 2014

Note 14 — Related Party Transactions and Arrangements
The Advisor and Property Manager are under common control with AR Global, the parent of American Realty Capital III, LLC ("ARC III") and the SLP, and are considered related parties and have received or will continue to receive, until the Transition Date, compensation, fees and expense reimbursements for services related to the investment and management of the Company's assets. All of the Company’s executive officers are executive officers of the Advisor and the Property Manager. AR Global owns 80% of ARC III and Michael Happel, the Company’s chief executive officer, owns 20% of ARC III. William M. Kahane, one of the Company’s directors, has shared control of AR Global. The Advisor holds all unearned LTIP units issued pursuant to the OPP and individual members of the Advisor and employees of the Advisor hold interests in the OP. See Note 19 — Non-Controlling Interests . On January 3, 2017, the Company issued 841,660 shares of its common stock upon redemption of 841,660 OP units held by certain individuals who are individual members of the Advisor and/or employees of the Advisor or its affiliates.
As discussed in Note 1 — Organization, on December 19, 2016, the Company entered into the Services Agreement, the Advisory Amendment and certain other arrangements providing for the transition of advisory services from the Advisor to the Service Provider, pursuant to which the Service Provider commenced, on January 3, 2017, to serve as exclusive advisor to the Company with respect to all matters primarily related to the Liquidation Plan (and as a consultant to the Company on other matters), and, on the Transition Date, will replace the Advisor as the exclusive advisor to the Company with respect to all matters. Prior to the Transition Date, the Advisor will continue to provide all services related to managing the Company’s day-to-day operations that are not related to the Liquidation Plan. Following the Transition Date, the Service Provider will be responsible for providing these services in addition to the services to be provided beginning on January 3, 2017 with respect to the Liquidation Plan.
The following table details amounts incurred, waived and contractually owed to the Advisor, Property Manager, the Service Provider, each of their respective affiliates or other related parties as of and for the periods presented pursuant to the arrangement described elsewhere in this note:

	Year Ended December 31,						Payable (Receivable) as of
	2016		2015		2014		December 31,
(In thousands)	Incurred	Waived	Incurred	Waived	Incurred	Waived	2016	2015
Advisor and Property Manager Payments:
Acquisition fees and related cost reimbursements	$—	$—	$—	$—	$3,350	$—	$—	$—
Financing coordination fees	—	—	—	—	2,363	—	—	—
Dividends on Class B units	—	—	—	—	107	—	—	—
Ongoing fees:
Asset management fees (1)	12,293	—	12,465	—	8,397	—	51	(7)
Transfer agent and other professional fees	2,862	—	1,713	—	1,971	—	299	99
Property management fees	2,046	994	2,603	2,603	1,731	1,731	105	—
Service Provider Payments:
WW Investor Expense Reimbursement	520	—	—	—	—	—	—	—
Total related party operational fees and reimbursements	$17,721	$994	$16,781	$2,603	$17,919	$1,731	$455	$92
___________________________________________

(1)	Prior to the Listing, the Company caused the OP to issue to the Advisor restricted performance based Class B units for asset management services, which vested as of the Listing.

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015 and 2014

Advisory Agreement
Pursuant to the Advisory Agreement, the Advisor manages the Company's day-to-day operations pursuant to the Advisory Agreement and the Company pays to the Advisor an asset management fee equal to 0.50% per annum of the cost of assets up to $3.0 billion and 0.40% per annum of the cost of assets above $3.0 billion. The asset management fee is payable in the form of cash, OP units, and shares of restricted common stock of the Company, or a combination thereof, at the Advisor’s election. The Company has paid this fee in cash during all periods for the years ended December 31, 2016 and 2015. On April 25, 2016, the Advisory Agreement was amended to provide for automatic renewal for successive six-month periods beginning on June 26, 2016, unless terminated automatically upon the consummation of a change in control or upon 60-days' written notice without cause and without penalty prior to the expiration of the original term or any subsequent renewal period. On October 24, 2016, the Company provided notice that the existing Advisory Agreement between the Company and the Advisor will be terminated effective December 26, 2016. On December 19, 2016, the Company, the OP and the Advisor entered into the Advisory Amendment as part of a series of arrangements providing for the transition of advisory services from the Advisor to the Service Provider.
Pursuant to the Advisory Amendment, the current term of the Advisory Agreement extends to March 31, 2017 (the “Initial Extension Period”). In addition, the Company may, with approval of the Company's independent directors, extend the term of the Advisory Agreement for up to five successive 30-day periods (each, an “Additional Extension Period”) upon at least 45 days’ notice prior to the expiration of the Initial Extension Period and upon at least 30 days’ notice prior to the expiration of any Additional Extension Period. Notwithstanding the foregoing, the Advisory Agreement also provides that, following the later of February 28, 2017 and the filing of this Annual Report on Form 10-K, the Advisory Agreement may be terminated upon three business days’ written notice from the Company's independent directors to the Advisor. The Advisory Agreement will also terminate automatically upon the occurrence of a change of control (as defined in the Advisory Agreement).
Upon termination of the Advisory Agreement, the Advisor will no longer serve as the Company’s advisor or have any advisory responsibility to the Company but will have an obligation to cooperate with the Company in making an orderly transition of the advisory function. After termination, the Advisor is entitled to receive all amounts then accrued and owing to the Advisor (but not a termination fee or any other amounts).
Following the Transition Date, the Service Provider, and not the Advisor, will be responsible for maintaining the Company’s accounting, tax, regulatory and other records and taking all actions necessary to file any reports required to be filed by the Company with the SEC, the Internal Revenue Service ("IRS") and other regulatory agencies or any applicable stock exchange. Pursuant to the amendment to the Advisory Agreement entered into as part of the arrangements providing for transition advisory services from the Advisor to the Service Provider, the Advisor will have no responsibility (and no liability) with respect to the Liquidation Plan and any liquidation accounting associated therewith.
Until the Listing, the Company paid the Advisor an asset management subordinated participation by causing the OP to issue (subject to periodic approval by the board of directors) to the Advisor a number of performance-based restricted, forfeitable partnership units of the OP designated as "Class B units" equal to a maximum 0.75% per annum of the cost of the Company's assets. As of April 15, 2014, in aggregate, the board of directors had approved the issuance of 1,188,667 Class B units to the Advisor in connection with this arrangement. The Advisor received distributions on unvested Class B units equal to the per share dividends paid on the Company's common stock. The value of issued Class B units was determined and expensed when the vesting condition was met, which occurred as of the Listing, resulting in $11.5 million of expense which was included in vesting of asset management fees expense in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2014. On April 15, 2014, the Class B units were converted to OP units on a one-to-one basis.

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015 and 2014

The Company reimburses the Advisor for costs and expenses paid or incurred by the Advisor and its affiliates in connection with providing services to the Company (including reasonable salaries and wages, benefits and overhead of all employees directly involved in performing services), although the Company does not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives a separate fee. The Company’s executive officers, employees of affiliates of the Advisor and Property Manager, except for awards of restricted shares under certain limited circumstances that occurred only during the year ended December 31, 2015 and have not recurred, do not receive any compensation directly from the Company for serving as executive officers. The Company does not reimburse the Advisor and its affiliates that are involved in managing the Company’s operations, including the Property Manager, for salaries, bonuses or benefits incurred by these entities and paid to the Company's executive officers. Prior to June 2015, reimbursement of costs and expenses was subject to the limitation that the Company would not reimburse the Advisor for any amount by which the Company's total operating expenses (as defined in the Advisory Agreement during the applicable time) for the four preceding fiscal quarters exceeded the greater of (a) 2.0% of average invested assets and (b) 25.0% of net income other than any additions to reserves for depreciation, bad debt or other similar non cash reserves and excluding any gain from the sale of assets for that period (the "2%/25% Limitation"). The Company amended and restated the Advisory Agreement on June 26, 2015 which, among other things, removed the 2%/25% Limitation. Total reimbursement of costs and expenses for the years ended December 31, 2016 and 2015 was $2.7 million and $0.8 million, respectively. The Company did not reimburse the Advisor for costs and expenses incurred during the year ended December 31, 2014.
Notwithstanding the foregoing, pursuant to the Advisory Amendment, the amount of the expenses incurred by the Advisor that the Company are required to reimburse pursuant to the Advisory Agreement is limited to no more than (i) $0.7 million for the Initial Extension Period and (ii) $0.2 million per each Additional Extension Period.
Prior to the Advisory Amendment, in connection with a sale of one or more properties, in which the Advisor provides a substantial amount of services, as determined by the Company’s independent directors, the Company was required under the Advisory Agreement to pay the Advisor a property disposition fee not to exceed the lesser of 2.0% of the contract sale price of the property and 50% of the competitive real estate commission paid if a third party broker is also involved; provided, however that in no event may the property disposition fee paid to the Advisor when added to real estate commissions paid to unaffiliated third parties exceed the lesser of 6.0% of the contract sales price and a competitive real estate commission. For purposes of the foregoing, "competitive real estate commission" means a real estate brokerage commission for the purchase or sale of a property which is reasonable, customary and competitive in light of the size, type and location of the property. In connection with the Advisory Amendment the Company is no longer required to pay the Advisor a property disposition fee. The Company incurred and paid $0.2 million in property disposition fees during the years ended December 31, 2016 and 2015 for the disposal of properties prior to the Advisory Amendment. No such fees were incurred or paid during the year ended December 31, 2014.
Property Management Agreement
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
The Property Manager waived property management fees from the time the Company commenced active operations in June 2010 until the third quarter of 2016, at which point the Property Manager began to charge the property management fee pursuant to the Property Management Agreement, which were paid in cash by the Company. For the six months ended June 30, 2016 and years ended December 31, 2015 and 2014, the Advisor and Property Manager agreed to waive certain fees, including property management fees. The fees that were waived were not deferrals and accordingly, will not be paid to the Advisor in any subsequent periods.
The term of the Property Management Agreement expires on September 1, 2017. Pursuant to the amendment to the Property Management Agreement entered into as part of the arrangements providing for the transition of advisory services from the Advisor to the Service Provider, the Property Management Agreement will also terminate on the expiration or termination of the Advisory Agreement, if earlier.

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015 and 2014

Personnel Side Letter
On December 19, 2016, as part of the arrangements providing for the transition of advisory services from the Advisor to the Service Provider, the Company, the OP, Advisor and the Property Manager entered into a letter agreement (the “Personnel Side Letter”), requiring the Company to fund, and the Advisor to pay, certain amounts to incentivize and retain certain personnel of the Advisor and its affiliates (the “Advisor Employees”). The Personnel Side Letter provides that the 2016 bonus to be paid by the Advisor to each Advisor Employee who remains employed by the Advisor or its affiliates will be no less than 75% of such Advisor Employee’s 2015 bonus. The Personnel Side Letter also includes provisions for payments of retention bonuses allocated among the Advisor Employees. Pursuant to an escrow agreement entered into among the Company, the Advisor and Chicago Title Insurance Company on December 21, 2016, the Company deposited an amount equal to $0.7 million in an escrow account on December 21, 2016. The amount in the escrow account will be used to pay the retention bonuses allocated to each Advisor Employee who remains employed by the Advisor or its affiliates as a retention bonus, with two-thirds of the bonus payable upon the filing of this Annual Report on Form 10-K and the remainder payable on the earlier of the termination of the Advisory Agreement or the final day of the Initial Extension Period. Upon the occurrence of a change of control prior to the filing of this Annual Report on Form 10-K or the final day of the Initial Extension Period, the entirety of the amounts to be paid will be paid to those Advisor Employees who remain employed by the Advisor or its affiliates at that time. No portion of the amount held in escrow will be refundable to the Company for any reason other than equitable adjustment to account for any Advisor Employees who are no longer employed by the Advisor or its affiliates as of the date of a payment.
No later than five business days prior to the beginning of each Additional Extension Period (if any), the Company will pay to the Advisor an additional amount equal to $0.2 million (equitably adjusted to account for any Advisor Employee who, as of the beginning of the Additional Extension Period, is no longer employed by the Advisor or its affiliates), and the Advisor will pay the amount allocated to each Advisor Employee who remains employed by the Advisor or its affiliate on the last regularly scheduled payroll date during the applicable Additional Extension Period. No portion of these amounts paid to the Advisor will be refundable to the Company for any reason other than equitable adjustment to account for any Advisor Employees who are no longer employed by the or its affiliates as of the date of a payment.
Services Agreement
On December 19, 2016, as part of the arrangements providing for the transition of advisory services from the Advisor to the Service Provider, the Company and the Service Provider entered into the Services Agreement, the Advisory Amendment and certain other arrangements providing for the transition of advisory services from the Advisor to the Service Provider.
Services
From January 3, 2017 until the Transition Date, the Service Provider serves as the exclusive advisor to us with respect to implementation and oversight of, and the taking of all actions in connection with the Liquidation Plan, and as a consultant to the Company on other matters.
After the Transition Date, the Service Provider will continue to execute the Liquidation Plan and will also manage the Company’s day-to-day operations pursuant to the Services Agreement and provide the services currently provided by the Advisor under the Advisory Agreement.
From January 3, 2017 until the Transition Date, the Service Provider has agreed to use its reasonable best efforts to cooperate with the Company and the Advisor to enable an orderly transition of advisory services from the Advisor to the Service Provider, and, to the extent the Liquidation Plan had not yet been approved and adopted, to provide advice to the Company’s board of directors with respect to an investment program consistent with the Company’s investment objectives and policies and make recommendations to the Company’s board of directors with respect to any leases, or renewals thereof, for space at any of the Company’s properties.
Executives and Personnel
Under the Services Agreement, the Service Provider is required to provide the Company with, among other personnel, a chief executive officer and a chief financial officer as of the Transition Date. The Company has agreed that, on the Transition Date, the Company will appoint Wendy Silverstein as the chief executive officer and John Garilli as the chief financial officer of the Company. The Company will not reimburse either the Service Provider or any of its affiliates for any internal selling, general or administrative expense of the Service Provider or its affiliates, including the salaries and wages, benefits or overhead of personnel providing services to the Company, including a chief executive officer and a chief financial officer.

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015 and 2014

Ms. Silverstein is the sole shareholder of a corporation, which is a party to a consulting agreement with the Service Provider. Ms. Silverstein receives a consulting fee for providing services in connection with the services provided by the Service Provider and is entitled to receive 50% of any Incentive Fee (as defined below) that may be payable to the Service Provider pursuant to the Services Agreement. Ms. Silverstein does not own any shares of common stock of the Company or other securities of the Company and, as a non-independent director, will not receive any compensation for serving as a director.
Fees and Expenses
Beginning on March 1, 2017, the Company will pay the Service Provider an asset management fee equal to 0.325% per annum of the cost of assets (as defined in the Services Agreement); provided, however, that if the cost of assets exceeds $3.0 billion on the applicable determination date, then the asset management fee will be equal to 0.325% per annum of the cost of assets up to $3.0 billion and 0.250% per annum of the cost of assets in excess of $3.0 billion. The asset management fee is payable in monthly installments on the first business day of each month. The cost of assets (as defined in the Services Agreement) was not in excess $3.0 billion as of December 19, 2016.
In connection with the payment of (i) any distributions of money or other property by the Company to its stockholders during the term of the Services Agreement and (ii) any other amounts paid to the Company’s stockholders on account of their shares of common stock in connection with a merger or other change in control transaction pursuant to an agreement with the Company entered into after the Transition Date (such distributions and payments, the “Hurdle Payments”), in excess of $11.00 per share (the “Hurdle Amount”), when taken together with all other Hurdle Payments, the Company will pay an incentive fee to the Service Provider in an amount equal to 10% of such excess (the “Incentive Fee”). The Hurdle Amount will be increased on an annualized basis by an amount equal to the product of (a) the Treasury Rate plus 200 basis points and (b) the Hurdle Amount minus all previous Hurdle Payments.
On each of January 3, 2017 and February 1, 2017, the Company paid the Service Provider a fee of $0.5 million in cash as compensation for advisory services and consulting services rendered prior to the Transition Date.
If the Service Provider or its affiliates provide any property management services, the Company will pay the Service Provider 1.75% of gross revenues, inclusive of all third party property management fees, for any property management services provided to the Company by the Service Provider or any of its affiliates.
The Company is required to pay directly or reimburse the Service Provider for certain reasonable and documented out-of-pocket expenses paid or incurred by the Service Provider or its affiliates in connection with the services provided to the Company and the OP pursuant to the Services Agreement. These expenses may not exceed $0.1 million for the period prior to the Transition Date.
Standstill
During the term of the Services Agreement, the Service Provider, together with its affiliates, is required to hold at least 1,000,000 shares of the Company’s common stock. Other than with respect to this stockholding requirement, the Service Provider or any of its affiliates may not (i) acquire or offer to acquire any of the Company’s assets, whether in connection with the Liquidation Plan or otherwise, or (ii) contribute debt or equity financing to, or otherwise invest in, the Company, the OP or any of their respective subsidiaries.
Term and Termination
The initial term of the Services Agreement expires on February 28, 2018 and thereafter renews automatically for successive six month periods unless a majority of the independent directors or the Service Provider elects to terminate the Services Agreement without cause and without penalty, upon written notice thirty (30) days’ prior to the end of such term. The Services Agreement may also be terminated upon thirty (30) days’ written notice by a majority of the independent directors with cause (as defined in the Services Agreement) or if Ms. Silverstein resigns or is otherwise unavailable to serve as the chief executive officer of the Company for any reason and the Service Provider has not identified a replacement chief executive officer who is acceptable to a majority of the independent directors.
In addition, the Services Agreement will terminate automatically upon: (i) the occurrence of a change of control (as defined in the Services Agreement), other than as a result of the transactions contemplated by the Liquidation Plan, or (ii) at the effective time of the dissolution of the Company in accordance with the Liquidation Plan or, (iii) if the assets of the Company are transferred to a liquidating trust, the final disposition of the assets transferred by the liquidating trust.
After termination, the Service Provider is entitled to receive all amounts then accrued and owed to the Service Provider, including any accrued Incentive Fee, but is not entitled to a termination fee or any other amounts.

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015 and 2014

Settlement Agreement
On October 23, 2016, the Company entered into an agreement (the “Settlement Agreement”) with WW Investors LLC, Michael L. Ashner and Steven C. Witkoff (collectively, the “WW Investors”), an affiliate of the Service Provider, to settle a potential proxy contest pertaining to the election of directors to the Company’s board of directors at the Company’s 2016 annual meeting of stockholders. Pursuant to the Settlement Agreement, among other things:

•	the Company’s board of directors was expanded from six to nine directors and James Hoffmann, Gregory Hughes and Craig T. Bouchard were elected as members of the Company’s board of directors;

•
Mr. Hoffmann was appointed to serve as a member of the audit committee of the Company’s board of directors and Mr. Hughes was appointed to serve as a member of the compensation committee of the Company’s board of directors;

•
so long as WW Investors is not in breach of the Settlement Agreement, WW Investors has certain rights to recommend replacement directors if either of Mr. Hughes or Mr. Hoffmann resigns from the Company’s board of directors or is rendered unable to serve on the Company’s board of directors by reason of death or disability prior to the end of the Standstill Period (as defined below) subject to such replacement directors being independent under the applicable standards in the Settlement Agreement, and subject to such replacement director being first recommended by the nominating and corporate governance committee of the Company’s board of directors and subsequently approved by the Company’s board of directors in their sole discretion;

•
WW Investors will vote its shares of common stock at any stockholders meeting prior to the expiration of the Standstill Period in favor of the Company’s director nominees and otherwise in accordance with the Company’s board of director’s recommendation;

•
following that selection of the Service Provider in the RFP, for so long as WW Investors or one of its affiliates serves as the Company’s external advisor or manager, WW Investors may sell shares of the Company’s common stock so long as it continues to own at least 1,000,000 shares of the Company’s common stock in the aggregate;

•
the Company reimbursed WW Investors for its reasonable, documented out-of-pocket fees and expenses (including legal expenses) of $0.5 million incurred in connection with WW Investors’ involvement at the Company; and

•
WW Investors agreed to customary standstill restrictions during the “Standstill Period,” which is the period beginning on the date of the Settlement Agreement and ending on the later of (x) December 31, 2017 and (y) the date that neither Mr. Hoffmann nor Mr. Hughes continues to serve on the Company’s board of directors. The Standstill Period will also terminate on the date that the Company files its proxy statement in respect of an annual meeting if either Mr. Hoffmann or Mr. Hughes (or any replacement director) is not nominated as a director unless such failure to be so nominated was attributable to involvement in certain legal proceedings that would require disclosure in the Company’s Annual Report on Form 10-K.

On February 4, 2017, Ms. Silverstein was recommended as a replacement director by WW Investors with respect to the resignation of Mr. Hoffmann pursuant to the terms of the Settlement Agreement as modified by an amendment to the Settlement Agreement entered into on that date, and she was thereafter elected to the board of directors to serve as a director until the Company’s 2017 annual meeting and until her successor is duly elected and qualifies.
Former Dealer Manager and Affiliates
Realty Capital Securities, LLC (the "Former Dealer Manager") served as the dealer manager of the IPO, which was ongoing from September 2010 to December 2013, and together with its affiliates, continued to provide the Company with various services through December 31, 2015. RCS Capital Corporation ("RCAP"), the parent company of the Former Dealer Manager and certain of its affiliates that provided services to the Company, filed for Chapter 11 bankruptcy protection in January 2016, prior to which it was also under common control with AR Global. In May 2016, RCAP and its affiliated debtors emerged from bankruptcy under the new name, Aretec Group, Inc. The amounts incurred from the Former Dealer Manager and its affiliates for services performed on behalf of the Company were $0.7 million for the year ended December 31, 2015. In connection with the IPO, the Company incurred approximately $8,000, in commissions and fees to the Former Dealer Manager, during the year ended December 31, 2014. The Company did not incur any fees or expense reimbursements related to the IPO during the years ended December 31, 2016 and 2015 and did not have any amounts payable to the Advisor or Former Dealer Manager related to fees paid in connection with the IPO as of December 31, 2016 or 2015.

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015 and 2014

In December 2013, the Company entered into a transaction management agreement with RCS Advisory Services, LLC ("RCS Advisory"), a subsidiary of RCAP, to provide strategic alternatives transaction management services through the occurrence of a liquidity event and a la carte services thereafter. The Company incurred $1.5 million of expenses pursuant to this agreement during the year ended December 31, 2014, including amounts for services provided in preparation for the Listing, which are included in acquisition and transaction related costs in the consolidated statement of operations and comprehensive loss. The Company did not incur any expenses pursuant to this agreement for the years ended December 31, 2016 or 2015. The Company does not owe the Former Dealer Manager or its affiliates any more fees pursuant to this agreement.
In December 2013, the Company entered into an information agent and advisory services agreement with the Former Dealer Manager and ANST, a subsidiary of RCAP, to provide in connection with a liquidity event, advisory services, educational services to external and internal wholesalers, communication support as well as proxy, tender offer or redemption and solicitation services. For the year ended December 31, 2014, the Company incurred $1.3 million of expenses pursuant to this agreement, which included amounts for services provided in preparation for the Company's tender offer in April 2014 (the "Tender Offer"), and are included in additional paid-in capital on the accompanying consolidated balance sheets. The Company did not incur any expenses pursuant to this agreement during the years ended December 31, 2016 or 2015. The Company does not owe the Former Dealer Manager or its affiliates any more fees pursuant to this agreement.
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
During the year ended December 31, 2014, the Company incurred $0.6 million of expenses to affiliated entities of the Advisor for general legal, marketing and sales services provided in connection with the Listing. These expenses are included in acquisition and transaction related costs in the consolidated statement of operations and comprehensive loss. During the year ended December 31, 2014, the Company also incurred approximately $9,000 of expenses to affiliated entities of the Advisor for general legal services provided in connection with the Tender Offer. These expenses are included in additional paid-in capital on the accompanying consolidated balance sheets. The Company did not incur any expenses pursuant to this agreement for the years ended December 31, 2016 or 2015. As of December 31, 2016 and 2015, there were no amounts payable to affiliated entities of the Advisor in accounts payable and accrued expenses on the accompanying consolidated balance sheets relating to the Listing or Tender Offer.
In connection with the Listing, the OP issued the Listing Note to the SLP. See Note 9 — Subordinated Listing Distribution.
The predecessor to AR Global was party to a services agreement with RCS Advisory, pursuant to which RCS Advisory and its affiliates provided the Company and certain other companies sponsored by affiliates of the predecessor to AR Global with services (including, without limitation, transaction management, compliance, due diligence, event coordination and marketing services, among others) on a time and expenses incurred basis or at a flat rate based on services performed. The predecessor to AR Global instructed RCS Advisory to stop providing such services in November 2015 and no services have since been provided by RCS Advisory.
The Company was also party to a transfer agency agreement with ANST pursuant to which ANST provided the Company with transfer agency services (including broker and stockholder servicing, transaction processing, year-end IRS reporting and other services), and supervisory services overseeing the transfer agency services performed by DST Systems, Inc. ("DST"), a third-party transfer agent. ARC III received written notice from ANST on February 10, 2016 that it would wind down operations by the end of the month and would withdraw as the transfer agent effective February 29, 2016. Subsequently, the Company entered into an agreement with Computershare Inc. ("Computershare"), a third-party transfer agent to provide the Company directly with transfer agency services (including broker and stockholder servicing, transaction processing, year-end Internal Revenue Service ("IRS") reporting and other services). For the years ended December 31, 2016, 2015 and 2014, the fees for services provided by ANST, DST and Computershare are included in general and administrative expenses on the consolidated statements of operations and comprehensive loss during the period in which the services were provided.

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015 and 2014

Investment Securities
As of December 31, 2014, the Company had investments in a real estate income fund managed by an affiliate of ARC III, see Note 6 — Investment Securities. There was no obligation to purchase any additional shares and the shares could have been sold at any time. The Company sold its investments in the real estate income fund during the year ended December 31, 2015. The Company recognized income on this investment of $0.1 million during the year ended December 31, 2015, which includes the gain recognized on the sale of the investments and dividend income. During the year ended December 31, 2014, the Company recognized income of $0.1 million on its equity security.
Viceroy Hotel
The following table details revenues from related parties at the Viceroy Hotel. The Company did not have any receivables from related parties as of December 31, 2016 or 2015.

	Year Ended December 31,
(In thousands)	2016	2015	2014
Hotel revenues	$43	$134	$545
Note 15 — Economic Dependency
Under various agreements, the Company has engaged or will engage the Advisor, the Service Provider, their respective affiliates and entities under common control with the Advisor and the Service Provider to provide certain services that are essential to the Company, including asset management services, supervision of the management and leasing of properties owned by the Company, asset acquisition and disposition decisions, as well as other administrative responsibilities for the Company including accounting services, transaction management and investor relations.
As a result of these relationships, the Company is dependent upon the Advisor, the Service Provider and their affiliates. In the event that these companies are unable to provide the Company with the respective services, the Company will be required to find alternative providers of these services.
As discussed in Note 1 — Organization, the Company has entered into the Services Agreement, pursuant to which, on January 3, 2017, the Service Provider commenced serving as the exclusive advisor to the Company with respect to all matters primarily related to the Liquidation Plan (and as a consultant to the Company on other matters), and, on the Transition Date, will replace the Company’s current advisor as the exclusive advisor to the Company with respect to all matters. Prior to the Transition Date, the Advisor will continue to provide all services related to managing our day-to-day operations that are not related to the Liquidation Plan. Following the Transition Date, the Service Provider will be responsible for providing these services in addition to the services it has been providing since January 3, 2017 with respect to the Liquidation Plan.

Note 16 — Share-Based Compensation
Stock Option Plan
The Company has a stock option plan (the "Plan") which authorizes the grant of nonqualified stock options to the Company's independent directors, officers, advisors, consultants and other personnel, subject to the absolute discretion of the board of directors and the applicable limitations of the Plan. The exercise price for all stock options granted under the Plan will be equal to the fair market value of a share on the date of grant. Upon a change in control, unvested options will become fully vested and any performance conditions imposed with respect to the options will be deemed to be fully achieved. A total of 0.5 million shares have been authorized and reserved for issuance under the Plan. As of December 31, 2016 and 2015, no stock options were issued under the Plan.
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
December 31, 2016, 2015 and 2014

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
Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of restricted shares receive cash dividends and other distributions (including any liquidating distributions made pursuant to the Liquidation Plan) prior to the time that the restrictions on the restricted shares have lapsed. Any dividends payable in shares of common stock are subject to the same restrictions as the underlying restricted shares.
In February 2015, the board of directors approved, and the Company awarded, 279,365 restricted shares to employees of the Advisor, of which 79,805 restricted shares were subsequently forfeited. The remaining awards vest over a four-year period in increments of 25% per annum. In the fourth quarter of 2015, the Company awarded an additional 30,000 restricted shares to its interim chief financial officer. This award vests over a three-year period, subject to automatic vesting in its entirety upon his resignation or replacement as interim chief executive officer.
The following table displays restricted share award activity during the years ended December 31, 2016, 2015 and 2014:

	Number of Restricted Shares	Weighted-Average Issue Price
Unvested, December 31, 2014	89,499	$10.73
Granted	340,527	10.54
Vested	(33,651)	10.56
Forfeited	(79,805)	10.36
Unvested, December 31, 2015	316,570	10.59
Granted	46,979	10.11
Vested	(94,769)	10.59
Unvested, December 31, 2016	268,780	$10.50
Compensation expense related to restricted shares was $0.7 million, $1.1 million, and $2.3 million for the years ended December 31, 2016, 2015 and 2014, respectively, and is included in general and administrative expenses on the consolidated statement of operations and other comprehensive loss. As of December 31, 2016, the Company had approximately $1.3 million of unrecognized compensation cost related to unvested restricted share awards granted under the Company’s RSP, which is expected to vest over a period of 2.4 years.
2014 Advisor Multi-Year Outperformance Agreement
On the Effective Date, in connection with the Listing, the Company entered into the OPP with the OP and the Advisor. Under the OPP, the Advisor was issued 8,880,579 LTIP units in the OP with a maximum award value on the issuance date equal to 5.0% of the Company’s market capitalization (the “OPP Cap”). The LTIP units are structured as profits interests in the OP.
On December 19, 2016, as part of the arrangements providing for the transition of advisory services from the Advisor to the Service Provider, the Company, the OP, the Advisor and the Property Manager entered into the OPP Side Letter with respect to LTIP units. Pursuant to the OPP Side Letter, all 1,172,738 issued and outstanding earned and unvested LTIP units vested automatically on December 26, 2016 and were converted on a one-for-one basis into unrestricted shares of the Company's common stock.

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015 and 2014

In addition, the OPP Side Letter provides that the number of additional LTIP units issued under the OPP to the Advisor that are eligible to be earned in the third and final year of the OPP on April 15, 2017 (the "Year 3 LTIP units") will be calculated on April 15, 2017, the final valuation date, in accordance with the terms of the OPP and will be immediately vested and converted on a one-for-one basis into unrestricted shares of the Company’s common stock on April 15, 2017, except if a change of control (as defined in the OPP) occurs prior to April 15, 2017, the number of Year 3 LTIP units will be calculated as of the day immediately preceding the close of the change of control and the value of the Year 3 LTIP units will be paid to the Advisor in cash at the closing. In accordance with the OPP Side Letter, the Company's board of directors authorized the Company to file a Registration Statement with the SEC on Form S-3 registering the resale of the shares of the Company's common stock issuable in exchange for the previously earned LTIP units and Year 3 LTIP units on or prior to December 26, 2016, which was filed with the SEC on December 22, 2016.
Prior to the OPP Side Letter, subject to the Advisor's continued service through each vesting date, one third of any earned LTIP units would vest on each of the third, fourth and fifth anniversaries of the Effective Date.
Under the OPP, the Advisor's eligibility to earn a number of LTIP units with a value equal to a portion of the OPP Cap upon the first, second and third anniversaries of the Effective Date is based on the Company’s achievement of certain levels of total return to the Company's stockholders (“Total Return”), including both share price appreciation and common stock dividends, as measured against a peer group of companies, as set forth below, for the three-year performance period commencing on the Effective Date (the “Three-Year Period”); each 12-month period during the Three-Year Period (the “One-Year Period”); and the initial 24-month period of the Three-Year Period (the “Two-Year Period”), as follows:

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
______________________
*The “Peer Group” is comprised of certain companies in the SNL US REIT Office Index.
The potential outperformance award is calculated at the end of each One-Year Period, the Two-Year Period and the Three-Year Period. The award earned for the Three-Year Period is based on the formula in the table above less any awards earned for the Two-Year Period and One-Year Periods, but not less than zero; the award earned for the Two-Year Period is based on the formula in the table above less any award earned for the first and second One-Year Period, but not less than zero. Any LTIP units that are unearned at the end of the Performance Period will be forfeited. On April 15, 2015, 367,059 LTIP units were earned by the Advisor under the terms of the OPP. On April 15, 2016, 805,679 additional LTIP units were earned by the Advisor under the terms of the OPP. The remaining LTIP units are currently unearned and unvested and will only be earned and vest upon satisfaction of the performance based and service based vesting criteria summarized above. Any LTIP units that are not earned through April 15, 2017, the end of the Three-Year Period and vested will be forfeited.

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015 and 2014

Until such time as an LTIP unit is earned in accordance with the provisions of the OPP, the holder of such LTIP unit is entitled to distributions on such LTIP unit equal to 10% of the distributions (other than distributions of sales proceeds) made per OP unit. If real estate assets are sold and net sales proceeds distributed prior to April 15, 2017, the end of the Three-Year Period, the holders of LTIP units generally would be entitled to a portion of those net sales proceeds with respect to both the earned and unearned LTIP units (although the amount per LTIP unit, which would be determined in accordance with a formula in the limited partnership agreement of the OP, would be less than the amount per OP unit until the average capital account per LTIP unit equals the average capital account per OP unit). The Company’s board of directors has discretion as to the timing of distributions of net sales proceeds. The Company paid $1.3 million, $0.7 million and $0.3 million respectively, in distributions related to LTIP units during the years ended December 31, 2016, 2015 and 2014 respectively, which is included in non-controlling interest in the consolidated balance sheets. After an LTIP unit is earned, the holder of such LTIP unit is entitled to a catch-up distribution and then the same distribution as the holder of an OP unit. At the time the Advisor’s average capital account balance with respect to an LTIP unit is economically equivalent to the average capital account balance of an OP unit, the LTIP unit has been earned and it has been vested for 30 days, the Advisor, in its sole discretion, will be entitled to convert such LTIP unit into an OP unit in accordance with the provisions of the limited partnership agreement of the OP.
The Company records equity-based compensation expense associated with the OPP over the required service period. Prior to the OPP Side Letter and for the Year 3 LTIP units, equity-based compensation expense is adjusted each reporting period for changes in the estimated value. As of and subsequent to the OPP Side Letter, the fair value of the LTIP units issued under the OPP to the Advisor from the first and second year of the OPP are locked-in and adjusted as appropriate under GAAP. The amortization of the fair value of the OPP awards recorded as equity-based compensation resulted in income of $2.6 million for the year ended December 31, 2016. For the years ended December 31, 2015 and 2014, amortization of the fair value of the OPP awards recorded as equity-based compensation resulted in compensation expense of $14.1 million and $5.3 million, respectively, and is included in general and administrative expenses in the consolidated statements of operations.
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
The following table presents information about the Company's OPP, which is measured at fair value on a recurring basis as of December 31, 2016 and 2015, aggregated by the level in the fair value hierarchy within which the instrument falls:

(In thousands)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
December 31, 2016
OPP(1)	$—	$—	$5,457	$5,457
December 31, 2015
OPP	$—	$—	$43,500	$43,500
___________________________________________

(1)	On December 26, 2016, 1,172,738 LTIPs were converted pursuant to the OPP Side Letter based on a fair market value of $10.08 per share.
Level 3 valuations
The following is a reconciliation of the beginning and ending balance for the changes in instruments with Level 3 inputs in the fair value hierarchy for the years ended December 31, 2016 and 2015:

(In thousands)	OPP
Beginning balance as of December 31, 2014	$29,100
Fair value adjustment	14,400
Balance as of December 31, 2015	43,500
Fair value adjustment	(26,222)
Ending balance as of December 31, 2016	$17,278

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015 and 2014

The following table provides quantitative information about significant Level 3 input used:

Financial Instrument	Fair Value	Principal Valuation Technique	Unobservable Inputs	Input Value
	(In thousands)
December 31, 2016
OPP	$17,278	Monte Carlo Simulation	Expected volatility	28.0%
December 31, 2015
OPP	$43,500	Monte Carlo Simulation	Expected volatility	27.0%
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
Note 17 — Accumulated Other Comprehensive Income (Loss)
The following table illustrates the changes in accumulated other comprehensive income (loss) as of and for the periods indicated:

	Unrealized gains	Change in	Total accumulated
	on available-for-sale	unrealized gain	other comprehensive
(In thousands)	securities	(loss) on derivatives	income (loss)
Balance, December 31, 2013	$(240)	$(373)	$(613)
Other comprehensive income (loss), before reclassifications	484	(2,847)	(2,363)
Amounts reclassified from accumulated other comprehensive income (loss)	—	2,160	2,160
Net current-period other comprehensive income (loss)	484	(687)	(203)
Balance, December 31, 2014	244	(1,060)	(816)
Other comprehensive loss, before reclassifications	(137)	(2,344)	(2,481)
Amounts reclassified from accumulated other comprehensive income (loss)	(107)	2,167	2,060
Net current-period other comprehensive loss	(244)	(177)	(421)
Balance, December 31, 2015	—	(1,237)	(1,237)
Other comprehensive loss, before reclassifications	—	(742)	(742)
Amounts reclassified from accumulated other comprehensive income (loss)	—	1,266	1,266
Net current-period other comprehensive income	—	524	524
Balance, December 31, 2016	$—	$(713)	$(713)
For a reconciliation of the income statement line item affected due to amounts reclassified out of accumulated other comprehensive loss for the years ended December 31, 2016, 2015 and 2014, see Note 11 — Interest Rate Derivatives and Hedging Activities.

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015 and 2014

Note 18 — Net Loss Per Share
The following is a summary of the basic and diluted net loss per share computations for the periods presented:

	Year Ended December 31,
	2016	2015	2014
Basic and diluted net loss attributable to stockholders	$(82,526)	$(39,081)	$(93,028)

Weighted average shares outstanding, basic and diluted	164,949,461	162,165,580	166,959,316
Net loss per share attributable to stockholders, basic and diluted	$(0.50)	$(0.24)	$(0.56)
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

	Year Ended December 31,
	2016	2015	2014
Unvested restricted shares	268,780	316,570	89,499
OP units	841,660	4,178,090	4,270,841
LTIP units	7,707,841	8,880,579	8,880,579
Total anti-dilutive common share equivalents	8,818,281	13,375,239	13,240,919
Note 19 — Non-Controlling Interests
The Company is the sole general partner of the OP and holds the majority of the OP units. As of December 31, 2016 and 2015, the Advisor or members, employees or former employees of the Advisor held 841,660 and 4,178,090 OP units, respectively, and 7,707,841 and 8,880,579 unvested LTIP units, respectively. As of December 31, 2016, all of these OP units have been submitted for redemption in accordance with the limited partnership agreement of the OP. On January 3, 2017, the Company issued 841,660 shares of its common stock upon redemption of 841,660 OP units held by certain individuals who are individual members of the Advisor and/or employees of the Advisor or its affiliates, following which no OP units remained outstanding other than OP units held by the Company corresponding to shares of the Company's common stock. Note 21 — Subsequent Events. There were $1.9 million, $2.6 million and $0.8 million respectively, of distributions paid to OP unit and LTIP unit holders during the year ended December 31, 2016, 2015 and 2014.
A holder of OP units has the right to distributions on the same basis as a holder of shares of the Company's common stock, and has the right to redeem OP units for the cash value of a corresponding number of shares of the Company's common stock or a corresponding number of shares of the Company's common stock, at the election of the Company, in accordance with the limited partnership agreement of the OP. The remaining rights of the holders of OP units are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP's assets.
During the years ended December 31, 2016 and 2015, respectively, 3,336,430 and 92,751 OP units were redeemed for shares of the Company's common stock and reclassified from non-controlling interest to stockholders' equity.
The Company was the controlling member of the limited liability company that owned 163 Washington Avenue, acquired in September 2012. The Company had the sole voting rights under the operating agreement of this limited liability company. The non-controlling members' aggregate initial investment balance of $0.5 million would have been reduced by the dividends paid to each non-controlling member. No dividends were paid during the year ended December 31, 2014. On October 21, 2015, the Company sold the 163 Washington Avenue property and distributed to the non-controlling members $0.6 million, representing their invested capital plus a return on investment.

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015 and 2014

Note 20 — Quarterly Results (Unaudited)
Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2016, 2015 and 2014:

	Quarters Ended
(In thousands, except share and per share data)	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Total revenues	$36,709	$39,923	$41,260	$42,382
Basic and diluted net loss attributable to stockholders	$487	$(11,540)	$(45,267)	$(26,202)

Weighted average shares outstanding, basic and diluted	163,872,612	164,835,872	165,384,074	165,692,013
Net loss per share attributable to stockholders, basic and diluted	$—	$(0.07)	$(0.27)	$(0.16)

	Quarters Ended
(In thousands, except share and per share data)	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Total revenues(1)	$41,849	$43,677	$44,608	$44,387
Basic and diluted net loss attributable to stockholders(2)	$(8,516)	$(8,982)	$(13,075)	$(8,508)

Weighted average shares outstanding, basic and diluted	162,092,424	162,156,470	162,203,065	162,208,672
Net loss per share attributable to stockholders, basic and diluted(2)	$(0.05)	$(0.06)	$(0.08)	$(0.05)
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

	Quarters Ended
(In thousands, except share and per share data)	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Total revenues	$33,592	$35,949	$40,514	$45,512
Basic net income (loss) attributable to stockholders	$(8,156)	$(67,237)	$9,695	$(27,330)
Adjustments to net income (loss) attributable to stockholders for common share equivalents	—	—	(1,305)	—
Diluted net income (loss) attributable to stockholders	$(8,156)	$(67,237)	$8,390	$(27,330)

Weighted average shares outstanding, basic	175,068,005	168,972,601	161,975,420	162,019,399
Net income (loss) per share attributable to stockholders, basic	$(0.05)	$(0.40)	$0.06	$(0.17)
Weighted average shares outstanding, diluted	175,068,005	168,972,601	162,181,209	162,019,399
Net income (loss) per share attributable to stockholders, diluted	$(0.05)	$(0.40)	$0.05	$(0.17)

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015 and 2014

Note 21 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Annual Report on Form 10-K, and determined that there have not been any events that have occurred that would require adjustments or disclosures in the consolidated financial statements, except for the following events:
Liquidation Plan
On January 3, 2017, the Company held a Special Meeting at which the Company’s stockholders voted on and approved the Liquidation Plan. Due to the approval of the Liquidation Plan, the Company expects to adopt the liquidation basis of accounting effective January 1, 2017. Pursuant to the Liquidation Plan, the Company expects to sell or transfer all of its assets, pay or provide for its liabilities and expenses, distribute the remaining proceeds of the liquidation of its assets to its stockholders, wind up its operations and dissolve. The actual amounts and times of the liquidating distributions the Company will make to its stockholders pursuant to the Liquidation Plan will be determined by the Company’s board of directors in its discretion.
OP Unit Redemptions
On January 3, 2017, the Company issued 841,660 shares of its common stock upon redemption of 841,660 OP units held by certain individuals who are individual members of the Advisor and/or employees of the Advisor or its affiliates.
Mezzanine Loan Release
On January 9, 2017, the Company received the $260.0 million proceeds from the Mezzanine Loan that was held by the servicer of the POL Loans in an escrow account and recorded as a receivable in the Company's consolidated balance sheets as of December 31, 2016. Upon receipt of the proceeds, the Company reclassified the receivable of $260.0 million to restricted cash in the Company's consolidated balance sheets. See Note 8 — Mortgage Notes Payable.

New York REIT, Inc.

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2016
(dollar amounts in thousands)

			Encumbrances at		Initial Costs		Subsequent to Acquisition		Gross Amount at
Portfolio	State	Acquisition Date	December 31, 2016		Land	Building and Improvements	Land	Building and Improvements	December 31, 2016(3) (4)		Accumulated Depreciation(5)(6)
Design Center	NY	6/22/2010	$19,380		$11,243	$18,884	$—	$3,179	$33,306		$6,322
367-387 Bleecker Street	NY	12/1/2010	—	(1)	—	31,167	—	—	31,167		8,092
33 West 56th Street (garage)	NY	6/1/2011	—	(2)	—	4,637	—	(556)	4,081		561
416 Washington Street	NY	11/3/2011	—	(2)	—	8,979	—	(331)	8,648		1,396
One Jackson Square	NY	11/18/2011	—	(2)	—	21,466	—	(3,042)	18,424		2,364
350 West 42nd Street	NY	3/16/2012	—	(2)	—	19,869	—	83	19,952		4,586
1100 Kings Highway	NY	5/4/2012	20,200		17,112	17,947	—	101	35,160		3,900
256 West 38th Street	NY	12/26/2012	24,500		20,000	26,483	—	3,462	49,945		7,797
229 West 36th Street	NY	12/27/2012	—	(2)	27,400	22,308	—	874	50,582		4,943
350 Bleecker Street	NY	12/31/2012	—	(2)	—	11,783	—	2	11,785		2,274
218 West 18th Street	NY	3/27/2013	—	(2)	17,500	90,869	—	3,311	111,680		18,728
50 Varick Street	NY	7/5/2013	—	(2)	—	77,992	—	28,810	106,802		17,605
333 West 34th Street	NY	8/9/2013	—	(2)	98,600	120,908	—	192	219,700	(7)	26,825
Viceroy Hotel	NY	11/18/2013	—	(2)	—	169,945	—	(41,723)	128,222	(8)	1,621
1440 Broadway	NY	12/23/2013	305,000		217,066	289,410	—	2,413	508,889	(9)	45,871
245-249 West 17th Street	NY	8/22/2014	—	(2)	68,251	233,607	—	13,114	314,972	(10)	15,416
Total			$369,080		$477,172	$1,166,254	$—	$9,889	$1,653,315		$168,301
___________________________________

(1)
The properties comprised of 367-387 Bleecker Street are not subject to mortgages under the Mortgage Loan with the exception of 382-384 Bleecker Street, which is subject to a mortgage under the Mortgage Loan.

(2)	These properties are subject to mortgages under the Mortgage Loan which had an outstanding balance of $500.0 million as of December 31, 2016.

(3)	Acquired intangible lease assets allocated to individual properties in the amount of $132.3 million are not reflected in the table above.

(4)	The tax basis of aggregate land, buildings and improvements as of December 31, 2016 is $1.6 billion (unaudited).

(5)	The accumulated depreciation column excludes $42.4 million of amortization associated with acquired intangible lease assets.

(6)	Each of the properties has a depreciable life of: 40 years for buildings, 15 years for land improvements and five to seven years for fixtures.

(7)	Excludes $23.0 million of intangible below-market lease liabilities.

(8)
Excludes $33.2 million of intangible above-market ground lease, accrued straight-line rent expense and key money liabilities. During the year ended December 31, 2016, the Company determined that the carrying value of the Viceroy Hotel exceeded its estimated fair value and recognized an impairment charge of $27.9 million.

(9)	Excludes $18.7 million of intangible below-market lease liabilities.

(10)	Excludes $23.7 million of intangible below-market lease liabilities.

New York REIT, Inc.

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2016
(dollar amounts in thousands)

A summary of activity for real estate and accumulated depreciation for the years ended December 31, 2016, 2015 and 2014:

	December 31,
(In thousands)	2016	2015	2014
Real estate investments, at cost (including assets held for sale):
Balance at beginning of year	$1,714,720	$1,729,983	$1,414,959
Additions-Acquisitions	—	—	301,858
Capital expenditures	21,891	27,231	15,356
Disposals	(83,296)	(42,494)	(2,190)
Balance at end of the year	$1,653,315	$1,714,720	$1,729,983

Accumulated depreciation (including assets held for sale):
Balance at beginning of year	$139,412	$93,012	$31,715
Depreciation expense	56,527	61,527	63,349
Disposals	(27,638)	(15,127)	(2,052)
Balance at end of the year	$168,301	$139,412	$93,012