Form 10-Q
period 2017-03-31
New York REIT, Inc.
filed 2017-05-10
CIK 1474464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2017

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 001-36416

NEW YORK REIT, INC.

(Exact name of Registrant as specified in its certificate of incorporation)

Maryland	27-1065431
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

7 Bulfinch Place, Suite 500, Boston, MA	02114
(Address of principal executive offices)	(Zip Code)

(617) 570-4750

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company     ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule12b-2).    Yes  ☐    No  ☒

As of April 29, 2017, the registrant had 167,889,774 shares of common stock, $0.01 par value per share, outstanding.

NEW YORK REIT, INC.

NEW YORK REIT, INC.

FORM 10-Q MARCH 31, 2017

CONSOLIDATED STATEMENT OF NET ASSETS

(Liquidation Basis)

(Unaudited, in thousands)

March 31, 2017
Assets
Investments in real estate	$1,957,919
Investment in unconsolidated joint venture	529,364
Cash and cash equivalents	51,743
Restricted cash held in escrows	236,430
Accounts receivable	8,245

Total Assets	$2,783,701

Liabilities
Mortgage notes payable	$1,128,999
Liability for estimated costs in excess of estimated receipts during liquidation	82,874
Accounts payable, accrued expenses and other liabilities	18,735
Related party fees payable	46

Total Liabilities	1,230,654

Commitments and Contingencies
Net assets in liquidation	$1,553,047

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEW YORK REIT, INC.

FORM 10-Q MARCH 31, 2017

CONSOLIDATED BALANCE SHEET

(Going Concern Basis)

(Unaudited, in thousands, except for share and per share data)

December 31, 2016
Assets
Real estate investments, at cost:
Land	$477,171
Buildings, fixtures and improvements	1,176,152
Acquired intangible assets	132,348

Total real estate investments, at cost	1,785,671
Less accumulated depreciation and amortization	(210,738)

Total real estate investments, net	1,574,933
Cash and cash equivalents	45,536
Restricted cash	3,058
Investment in unconsolidated joint venture	190,585
Derivatives, at fair value	165
Tenant and other receivables	3,904
Receivable for mortgage proceeds	260,000
Unbilled rent receivables	52,620
Prepaid expenses and other assets	15,061
Deferred costs, net	6,518

Total assets	$2,152,380

Liabilities and Equity
Mortgage notes payable, net of deferred financing costs	$1,107,526
Market lease intangibles, net	65,187
Derivatives, at fair value	74
Accounts payable, accrued expenses and other liabilities (including amounts due to related parties of $455 as of December 31, 2016)	33,364
Deferred revenue	4,548
Dividend payable	12

Total liabilities	1,210,711
Preferred stock, $0.01 par value; 40,866,376 shares authorized, none issued and outstanding	—
Convertible preferred stock, $0.01 par value; 9,133,624 shares authorized, none issued and outstanding	—
Common stock, $0.01 par value; 300,000,000 shares authorized, 167,066,364 shares issued and outstanding at December 31, 2016	1,671
Additional paid-in capital	1,445,092
Accumulated other comprehensive loss	(713)
Accumulated deficit	(515,073)

Total stockholders’ equity	930,977
Non-controlling interests	10,692

Total equity	941,669

Total liabilities and equity	$2,152,380

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEW YORK REIT, INC.

FORM 10-Q MARCH 31, 2017

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS

(Liquidation Basis)

(Unaudited, in thousands)

Three Months Ended March 31, 2017
Net assets in liquidation, beginning of period	$1,552,926
Changes in net assets in liquidation
Remeasurement of assets and liabilities	121

Changes in net assets in liquidation	121

Net assets in liquidation, end of period	$1,553,047

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEW YORK REIT, INC.

FORM 10-Q MARCH 31, 2017

CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

(Going Concern Basis)

(Unaudited, in thousands, except for share and per share data)

Three Months Ended March 31, 2016
Revenues:
Rental income	$29,009
Hotel revenue	4,329
Operating expense reimbursement and other revenue	3,371

Total revenue	36,709

Operating expenses:
Property operating	10,366
Hotel operating	6,254
Operating fees incurred from the Former Advisor	3,074
Acquisition and transaction related	349
General and administrative	(3,344)
Depreciation and amortization	17,225

Total operating expenses	33,924

Operating income	2,785
Other income (expenses):
Interest expense	(9,726)
Income from unconsolidated joint venture	1,088
Income from preferred equity investment, investment securities and interest	18
Gain on sale of real estate investments, net	6,505
Loss on derivative instruments	(251)

Total other expenses	(2,366)

Net income	419
Net loss attributable to non-controlling interests	68

Net income attributable to stockholders	$487

Other comprehensive loss:
Unrealized loss on derivatives	$(879)
Unrealized gain on investment securities	—

Total other comprehensive loss	(879)

Comprehensive loss attributable to stockholders	$(392)

Basic weighted average common shares outstanding	163,872,612

Basic net income per share attributable to stockholders	$—

Diluted weighted average common shares outstanding	167,926,110

Diluted net income per share attributable to stockholders	$—

Dividends declared per common share	$0.12

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEW YORK REIT, INC.

FORM 10-Q MARCH 31, 2017

COSOLIDATED STATEMENT OF CHANGES IN EQUITY

(Going Concern Basis)

(Unaudited, in thousands, except share data)

	Common Stock			Accumulated
	Number		Additional	Other		Total	Non-
	of	Par	Paid-In	Comprehensive	Accumulated	Stockholders’	controlling	Total
	Shares	Value	Capital	Loss	Deficit	Equity	Interests	Equity
Balance, December 31, 2015	162,529,811	$1,626	$1,403,624	$(1,237)	$(369,273)	$1,034,740	$57,529	$1,092,269
OP units converted to common stock	2,515,406	25	23,214	—	—	23,239	(23,239)	—
Equity-based compensation and redemption of vested shares	(16,928)	—	(72)	—	—	(72)	(6,533)	(6,605)
Dividends declared on common stock and distributions to non-controlling interest holders	—	—	—	—	(18,884)	(18,884)	(428)	(19,312)
Net income (loss)	—	—	—	—	487	487	(68)	419
Other comprehensive loss	—	—	—	(879)	—	(879)	—	(879)

Balance, March 31, 2016	165,028,289	$1,651	$1,426,766	$(2,116)	$(387,670)	$1,038,631	$27,261	$1,065,892

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEW YORK REIT, INC.

FORM 10-Q MARCH 31, 2017

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited, in thousands)

Three Months Ended March 31, 2016
Cash flows from operating activities:
Net income	$419
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,225
Amortization of deferred financing costs	2,606
Accretion of below- and amortization of above-market lease liabilities and assets, net	(1,724)
Equity-based compensation	(6,430)
Loss on derivative instruments	251
Income from unconsolidated joint venture	(1,088)
Gain on sale of real estate investment, net	(6,505)
Bad debt expense	142
Changes in assets and liabilities:
Tenant and other receivables	322
Unbilled rent receivables	(2,252)
Prepaid expenses, other assets and deferred costs	1,069
Accrued unbilled ground rent	686
Accounts payable and accrued expenses	193
Deferred revenue	794

Net cash provided by operating activities	5,708

Cash flows from investing activities:
Proceeds from sale of real estate investments and redemption of preferred equity investment	35,429
Capital expenditures	(6,290)
Distributions from unconsolidated joint venture	7,900

Net cash provided by investing activities	37,039

Cash flows from financing activities:
Payments on mortgage notes payable	(19,041)
Refund of financing costs	19
Dividends paid	(18,894)
Distributions to non-controlling interest holders	(428)
Restricted cash	(2,845)

Net cash used in financing activities	(41,189)

Net increase in cash and cash equivalents	1,558
Cash and cash equivalents, beginning of period	98,604

Cash and cash equivalents, end of period	$100,162

Supplemental disclosures:
Cash paid for interest	7,154
Non-cash investing and financing activities:
Accrued capital expenditures	4
Conversion of OP units to common stock	23,239

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(unaudited)

Note 1 — Organization

New York REIT, Inc. (the “Company”) was incorporated on October 6, 2009 as a Maryland corporation that qualified as a real estate investment trust for U.S. federal income tax purposes (“REIT”) beginning with its taxable year ended December 31, 2010. On April 15, 2014, the Company listed its common stock on the New York Stock Exchange (“NYSE”) under the symbol “NYRT.”

The Company purchased its first property and commenced active operations in June 2010. As of March 31, 2017, the Company owned 19 properties, aggregating 3.3 million rentable square feet, with an average occupancy of 91.6%. The Company’s portfolio primarily consists of office and retail properties, representing 83% and 9%, respectively, of rentable square feet as of March 31, 2017. The Company has acquired hotel and other types of real properties to add diversity to its portfolio. Properties other than office and retail spaces represent 8% of rentable square feet.

Substantially all of the Company’s business is conducted through its operating partnership, New York Recovery Operating Partnership, L.P., a Delaware limited partnership (the “OP”). The Company’s only significant asset is the general partnership interests it owns in the OP and assets held by the Company for the use and benefit of the OP.

On August 22, 2016, the Company’s Board of Directors (the “Board”) approved a plan of liquidation to sell in an orderly manner all or substantially all of the assets of the Company and its OP and to liquidate and dissolve the Company and the OP (the “Liquidation Plan”), subject to stockholder approval. The Liquidation Plan was approved at a special meeting of stockholders on January 3, 2017.

The Company has no employees. Prior to March 8, 2017, the Company retained (i) New York Recovery Advisors, LLC (the “Former Advisor”) to manage its affairs on a day-to-day basis and (ii) New York Recovery Properties, LLC (the “ARG Property Manager”) to serve as the Company’s property manager, unless services were performed by a third party for specific properties. The Former Advisor and ARG Property Manager are under common control with AR Global Investments, LLC (the successor business to AR Capital, LLC, “AR Global”), (the “Sponsor”).

On March 8, 2017, the Company transferred all advisory duties from the Former Advisor to Winthrop REIT Advisors, LLC (the “Winthrop Advisor”) and property management services with respect to properties managed by ARG Property Manager were transferred to Winthrop Management, L.P. (the “Winthrop Property Manager”).

Note 2 – Liquidation Plan

The Liquidation Plan provides for an orderly sale of the Company’s assets, payment of the Company’s liabilities and other obligations and the winding up of operations and final dissolution of the Company. The Company is not permitted to make any new investments except to exercise its option (the “WWP Option”) to purchase additional equity interests in its WWP Holdings, LLC venture (“Worldwide Plaza”) or to make protective acquisitions or advances with respect to its existing assets (see Note 7). The Company is permitted to satisfy any existing contractual obligations and fund required tenant improvements and capital expenditures at its real estate properties, including real estate properties owned by joint ventures in which the Company owns an interest.

The Liquidation Plan enables the Company to sell any and all of its assets without further approval of the stockholders and provides that liquidating distributions be made to the stockholders as determined by the Board. Pursuant to applicable REIT rules, the Company must complete the disposition of its assets by January 3, 2019, two years after the date the Liquidation Plan was approved by the stockholders, in order to deduct liquidating distributions as dividends. To the extent that all of the Company’s assets are not sold by such date, the Company intends to satisfy the requirement by distributing its remaining assets and liabilities to a liquidating trust.

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(unaudited)

The dissolution process and the amount and timing of distributions to stockholders involves risks and uncertainties. Accordingly, it is not possible to predict the timing or aggregate amount which will be ultimately distributed to stockholders and no assurance can be given that the distributions will equal or exceed the estimate of net assets presented in the Consolidated Statement of Net Assets.

The Company expects to continue to qualify as a REIT throughout the liquidation until such time as any remaining assets, if any, are transferred into a liquidating trust. The Board shall use commercially reasonable efforts to continue to cause the Company to maintain its REIT status, provided however, the Board may elect to terminate the Company’s status as a REIT if it determines that such termination would be in the best interest of the stockholders.

The Board may terminate the Liquidation Plan without stockholder approval only (i) if the Board approves the Company entering into an agreement involving the sale or other disposition of all or substantially all of the assets or common stock by merger, consolidation, share exchange, business combination, sale or other transaction involving the Company or (ii) if the Board determines, in exercise of its duties under Maryland law, after consultation with its advisor and its financial advisor, if applicable, or other third party experts familiar with the market for Manhattan office properties, that an adverse change in the market for Manhattan office properties has occurred and reasonably would expect it to adversely affect continuing with the Liquidation Plan. Notwithstanding approval of the Liquidation Plan by the stockholders, the Board may amend the Liquidation Plan without further action by our stockholders to the extent permitted under the current law.

Note 3 — Summary of Significant Accounting Policies

Basis of Presentation

Pre Plan of Liquidation

The accompanying unaudited consolidated interim financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. All intercompany accounts and transactions have been eliminated in consolidation.

These consolidated financial statements should be read in conjunction with the historical comparative audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2016, which are included in the Company’s Annual Report on Form 10-K filed with the SEC on March 1, 2017.

Post Plan of Liquidation

Liquidation Basis of Accounting

As a result of the approval of the Liquidation Plan by the stockholders, the Company adopted the liquidation basis of accounting as of January 1, 2017 and for the periods subsequent to December 31, 2016 in accordance with GAAP. Accordingly, on January 1, 2017, the carrying value of the Company’s assets were adjusted to their liquidation value, which represents the estimated amount of cash that the Company will collect on disposal of assets as it carries out its Liquidation Plan. The liquidation value of the Company’s operating properties is presented on an undiscounted basis. Estimated costs to dispose of assets have been presented separately from the related assets. Liabilities are carried at their contractual amounts due or estimated settlement amounts.

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(unaudited)

The Company accrues costs and income that it expects to incur and earn through the end of liquidation to the extent it has a reasonable basis for estimation. These amounts are classified as a liability for estimated costs in excess of estimated receipts during liquidation on the Consolidated Statement of Net Assets. Actual costs and income may differ from amounts reflected in the financial statements due to the inherent uncertainty in estimating future events. These differences may be material. See Note 4 for further discussion. Actual costs incurred but unpaid as of March 31, 2017 are included in accounts payable, accrued liabilities and other liabilities on the Consolidated Statement of Net Assets.

Net assets in liquidation represents the estimated liquidation value available to stockholders upon liquidation. Due to the uncertainty in the timing of the anticipated sale dates and the estimated cash flows, actual operating results and sale proceeds may differ materially from the amounts estimated.

As a result of the change to the liquidation basis of accounting, the Company no longer presents a Consolidated Balance Sheet, a Consolidated Statement of Operations and Comprehensive Income, a Consolidated Statement of Changes in Equity or a Consolidated Statement of Cash Flows. These statements are only presented for prior year periods.

Recent Accounting Pronouncement

There are no new accounting pronouncements that are applicable or relevant to the Company under the liquidation basis of accounting.

Note 4 - Liability for Estimated Costs in Excess of Estimated Receipts During Liquidation

The liquidation basis of accounting requires the Company to estimate net cash flows from operations and to accrue all costs associated with implementing and completing the plan of liquidation. The Company currently estimates that it will have costs in excess of estimated receipts during the liquidation. These amounts can vary significantly due to, among other things, the timing and estimates for executing and renewing leases, estimates of tenant improvement costs, the timing of property sales, direct costs incurred to complete the sales, the timing and amounts associated with discharging known and contingent liabilities and the costs associated with the winding up of operations. These costs are estimated and are anticipated to be paid out over the liquidation period.

Upon transition to the liquidation basis of accounting on January 1, 2017, the Company accrued the following revenues and expenses expected to be earned or incurred during liquidation (in thousands):

Amount
Rents and reimbursements	$102,309
Hotel revenues	25,261
Property operating expenses	(27,006)
Hotel operating expense	(21,467)
Interest expense	(39,756)
General and administrative expenses	(40,124)
Capital expenditures	(8,274)
Sales costs	(69,524)

Liability for estimated costs in excess of estimated receipts during liquidation	$(78,581)

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(unaudited)

The change in the liability for estimated costs in excess of estimated receipts during liquidation as of March 31, 2017 is as follows (in thousands):

	January 1, 2017	Net Change in Working Capital	Remeasurement of Assets and Liabilities	March 31, 2017
Assets:
Estimated net inflows from investments in real estate	$58,303	$(22,209)	$309	$36,403
Liabilities:
Sales costs	(69,524)	—	—	(69,524)
Corporate expenditures	(67,360)	17,795	(188)	(49,753)

	(136,884)	17,795	(188)	(119,277)

Total liability for estimated costs in excess of estimated receipts during liquidation	$(78,581)	$(4,414)	$121	$(82,874)

Note 5 – Net Assets in Liquidation

The following is a reconciliation of Total Equity under the going concern basis of accounting as of December 31, 2016 to net assets in liquidation under the liquidation basis of accounting as of January 1, 2017 (in thousands):

Total Equity as of December 31, 2016	$941,669
Increase due to estimated net realizable value of investments in real estate	382,985
Increase due to estimated net realizable value of investments in unconsolidated joint venture	319,548
Decrease due to write off of unbilled rent receivables	(52,620)
Increase due to write off of market lease intangibles	65,187
Decrease due to write-off of assets and liabilities	(25,262)
Liability for estimated costs in excess of estimated receipts during liquidation	(78,581)

Adjustment to reflect the change to the liquidation basis of accounting	611,257

Estimated value of net assets in liquidation as of January 1, 2017	$1,552,926

Net assets in liquidation increased by $121,000 during the three months ended March 31, 2017. The primary reason for the increase in net assets was due to a remeasurement of expected cash flows from various properties.

The net assets in liquidation at March 31, 2017 would result in liquidating distributions of approximately $9.25 per common share. This estimate of liquidating distributions includes projections of costs and expenses to be incurred during the period required to complete the Liquidation Plan. There is inherent uncertainty with these projections, and they could change materially based on the timing of the sales, the performance of the underlying assets and any changes in the underlying assumptions of the projected cash flows.

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(unaudited)

Note 6 — Real Estate Investments

There were no real estate assets acquired or liabilities assumed during the three months ended March 31, 2017 or 2016.

The following table presents future minimum base cash rental payments due to the Company, excluding future minimum base cash rental payments related to the Company’s unconsolidated joint venture, subsequent to March 31, 2017. These amounts exclude contingent rental payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes among other items.

Future Minimum
Base Cash Rental
(In thousands)	Payments
April 1, 2017 - December 31, 2017	$82,634
2018	108,330
2019	101,236
2020	102,247
2021	97,958
Thereafter	468,871

Total	$961,276

The following table lists the tenants whose annualized cash rent represented greater than 10% of total annualized cash rent as of March 31, 2017 and 2016, including annualized cash rent related to the Company’s unconsolidated joint venture:

		March 31,
Property Portfolio	Tenant	2017	2016
Worldwide Plaza	Cravath, Swaine & Moore, LLP	16%	16%
Worldwide Plaza	Nomura Holdings America, Inc.	11%	11%

The termination, delinquency or non-renewal of any of the above tenants may have a material adverse effect on the Company’s operations.

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(unaudited)

Intangible Assets and Liabilities

Under the liquidation basis of accounting, intangible assets and liabilities are considered in the liquidation value of investments in real estate and are no longer amortized. Acquired intangible assets and liabilities as of December 31, 2016 consist of the following:

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

The following table discloses amounts recognized within the consolidated statement of operations and comprehensive loss for the three months ended March 31, 2016 (on a going concern basis) related to amortization of in-place leases and other intangibles, amortization and accretion of above- and below-market lease assets and liabilities, net and the amortization of above-market ground lease, for the period presented:

Three Months Ended
(In thousands)	March 31, 2016
Amortization of in-place leases and other intangibles (1)	$3,040

Amortization and (accretion) of above- and below-market leases, net (2)	$(1,612)

Amortization of above-market ground lease (3)	$(112)

(1)	Reflected within depreciation and amortization expense.
(2)	Reflected within rental income.
(3)	Reflected within hotel expenses.

Real Estate Sales

The Company did not sell any properties during the three months ended March 31, 2017. During the three months ended March 31, 2016, the Company sold its properties located at 163-30 Cross Bay Boulevard in Queens, New York (“Duane Reade”), 1623 Kings Highway in Brooklyn, New York (“1623 Kings Highway”) and 2061-2063 86th Street in Brooklyn, New York (“Foot Locker”). The following table summarizes the properties sold during the three months ended March 31, 2016.

Property	Borough	Disposition Date	Contract Sales Price	Gain on Sale (1) (2)
			(in thousands)	(in thousands)
Duane Reade	Queens	February 2, 2016	$12,600	$126
1623 Kings Highway	Brooklyn	February 17, 2016	17,000	4,293
Foot Locker	Brooklyn	March 30, 2016	8,400	2,086

			$38,000	$6,505

(1)	Reflected within gain on sale of real estate investments, net in the consolidated statement of operations and comprehensive loss for the three months ended March 31, 2016.
(2)	During the three months ended March 31, 2016, the Company repaid three mortgage notes payable totaling $18.9 million as a result of the sales of Duane Reade, 1623 Kings Highway and Foot Locker.

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(unaudited)

The disposal of Duane Reade, 1623 Kings Highway and Foot Locker did not represent a strategic shift that had a major effect on the Company’s operations and financial results. Accordingly, the results of operations of these properties were classified within continuing operations for the three months ended March 31, 2016.

Note 7 — Investment in Unconsolidated Joint Venture

On October 30, 2013, the Company purchased a 48.9% equity interest in Worldwide Plaza for a contract purchase price of $220.1 million, based on the property value for Worldwide Plaza of $1.3 billion less $875.0 million of debt on the property. As of March 31, 2017, the Company’s pro rata portion of debt secured by Worldwide Plaza was $427.9 million. The debt on the property has a weighted average interest rate of 4.6% and matures in March 2023. The Company accounts for the investment in Worldwide Plaza using the equity method of accounting because the Company exercises significant influence over, but does not control, the entity.

Pursuant to the Liquidation Plan as approved by the shareholders, the Company is generally not permitted to engage in any business activities while implementing the Liquidation Plan, except to exercise the WWP Option to acquire the remaining 51.1% interest in Worldwide Plaza. The purchase price required to exercise the WWP Option equals the product of the percentage interest being acquired and the option price of approximately $1.4 billion, (subject to certain adjustments, including adjustments for any of the Company’s preferred return in arrears) minus the principal balance of the outstanding mortgage and mezzanine debt encumbering the Worldwide Plaza property, which was $875.0 million as of March 31, 2017.

On March 30, 2017, the Company exercised the WWP Option pursuant to the Company’s rights under the joint venture agreement for Worldwide Plaza subject to the Company’s joint venture partner’s rights to retain up to 1.2% of the aggregate membership interest, which the joint venture partner has elected to retain. In connection with the exercise, the Company made a $30.0 million deposit which is being held in escrow by an independent title company.

The Company’s acquisition is subject to the satisfaction of the conditions relating to the Company as transferee under the mortgage and mezzanine loans encumbering the property. Approval of the Company as transferee requires that the Company have, at the time of transfer, a minimum net worth of $750.0 million and a minimum value of real estate assets controlled (through ownership or management) of $2.0 billion exclusive of the Company’s interest in Worldwide Plaza and cash. The Company believes that it currently satisfies, and at closing it will satisfy, all requirements necessary to acquire the remaining interests. Upon acquisition, the Company will be required to pay a transfer fee equal to 0.25% of the outstanding principal balance of the mortgage and mezzanine loans.

If consummated, the closing of the acquisition of the additional 49.9% interest in Worldwide Plaza (51.1% less the 1.2% the current joint venture partner has elected to retain) is expected to occur five business days after satisfaction of the conditions of the Company’s approval as transferee in accordance with the terms of the mortgage and mezzanine loans encumbering the Worldwide Plaza property. However, the closing must occur no later than June 28, 2017, subject to the right of either the Company or the joint venture partner to independently adjourn the closing date for up to 60 days if the loan transfer conditions are not satisfied by June 28, 2017.

The Company is a party to litigation related to Worldwide Plaza. See Note 12 — Commitments and Contingencies.

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(unaudited)

Note 8 — Mortgage Notes Payable

Mortgage notes payable are carried at their contractual amounts due under liquidation accounting. The Company had outstanding mortgage notes payable of $1.13 billion at March 31, 2017 and December 31, 2016. The mortgage notes payable are collateralized, directly or, in the case of the mezzanine note, indirectly, by the real estate held by the Company identified in the table below.

The Company’s mortgage notes payable as of March 31, 2017 and December 31, 2016 consist of the following (in thousands):

		Outstanding Loan Amount
	Encumbered			Effective
Portfolio	Properties	March 31, 2017	December 31, 2016	Interest Rate		Interest Rate		Maturity
Design Center	1	$19,299	$19,380	6.3%		Variable	(1)	Dec 2021
1100 Kings Highway	1	20,200	20,200	3.4%		Fixed	(2)	Aug 2017
256 West 38th Street	1	24,500	24,500	3.1%		Fixed	(2)	Dec 2017
1440 Broadway (3)	1	305,000	305,000	4.3%		Variable	(4)	Oct 2019
Mortgage Loan (5)	12	500,000	500,000	3.2%		Variable	(4)	Dec 2017
Mezzanine Loan (5)	12	260,000	260,000	6.5%		Variable	(4)	Dec 2017

Mortgage notes payable, gross principal amount		$1,128,999	1,129,080

Less: deferred financing costs, net			(21,554)

Mortgage notes payable, net of deferred financing costs			$1,107,526	4.3	% (6)

(1)	The variable interest rate reset in December 2016 and will remain fixed at this rate until December 2017.
(2)	Fixed through an interest rate swap agreement.
(3)	Total commitments of $325 million; additional $20 million available, subject to lender approval, to fund certain tenant allowances, capital expenditures and leasing costs.
(4)	LIBOR portion is capped through an interest rate cap agreement.
(5)	Encumbered properties are 245-249 West 17th Street, 333 West 34th Street, 216-218 West 18th Street, 50 Varick Street, 229 West 36th Street, 122 Greenwich Street, 350 West 42nd Street, 382-384 Bleecker Street, 350 Bleecker Street, 416-425 Washington Street, 33 West 56th Street and 120 West 57th Street (the “POL Loan Properties”).
(6)	Calculated on a weighted average basis for all mortgage outstanding as of March 31, 2017.

On December 20, 2016, the Company, through indirect wholly owned subsidiaries of the OP, entered into a mortgage loan (the “Mortgage Loan”) in the aggregate amount of $500.0 million and a mezzanine loan (the “Mezzanine Loan” and, together with the Mortgage Loan, the “POL Loans”) in the aggregate amount of $260.0 million. The POL Loans are secured directly, in the case of the mortgage loan, and indirectly in the case of the mezzanine loan, by our properties located in New York, New York at 245-249 West 17th Street, 333 West 34th Street, 216-218 West 18th Street, 50 Varick Street, 229 West 36th Street, 122 Greenwich Street, 350 West 42nd Street, 382-384 Bleecker Street, 350 Bleecker Street, 416-425 Washington Street, 33 West 56th Street and 120 West 57th Street (the “POL Loan Properties”).

At the closing of the POL Loans, a portion of the net proceeds after closing costs was used to repay the $485.0 million principal amount then outstanding under the Company’s credit facility. As of December 31, 2016, the $260.0 million proceeds from the Mezzanine Loan were held in an escrow account by the servicer of the POL Loans and were recorded as a receivable in the Company’s consolidated balance sheet. Subsequently, on January 9, 2017, the $260.0 million proceeds were deposited into an operating account that may be used by the Company to purchase the additional equity interests in Worldwide Plaza in connection with its exercise of the WWP Option. See Note 7. Prior to the repayment in full of the credit facility, all of the POL Loan Properties were included as part of the borrowing base thereunder.

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(unaudited)

The Mortgage Loan requires monthly interest payments at an initial weighted average interest rate of LIBOR plus 2.38% and the Mezzanine Loan requires monthly interest payments at an initial weighted average interest rate of LIBOR plus 5.65%. The LIBOR portions of the interest rates due under the POL Loans are capped at 3.0% pursuant to interest rate cap agreements.

The POL Loans mature in December 2017. The POL Loans include one option to extend the maturity date for one year, if certain conditions are met including a debt yield test, and subject to a 0.25% increase in the applicable monthly interest rate payable.

The POL Loans are recourse to the Company and may be accelerated only in the event of a default. The POL Loans may be prepaid, in whole or in part, without payment of any prepayment premium or spread maintenance premium or any other fee or penalty.

In connection with a sale or disposition of an individual POL Loan Property to a third party, such POL Loan Property may be released from the collateral securing the Mortgage Loan, subject to certain conditions, by prepayment of a release price (the “Release Amount”) as defined in the Mortgage Loan agreements. In certain instances, 110% of the Release Amount will be required to be paid in order to release the property. Concurrently with the payment of the Release Amount, the borrower entity under the Mezzanine Loan is obligated to prepay a corresponding portion of the Mezzanine Loan, in accordance with the terms of the Mezzanine Loan, for which it will receive a release of a corresponding portion of the collateral under the Mezzanine Loan.

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

On September 30, 2015, in connection with the mortgage notes payable secured by its property located at 1440 Broadway, the Company executed guarantees in favor of the lenders with respect to the costs of certain unfunded obligations of the Company related to tenant allowances, capital expenditures and leasing costs, which guarantees are capped at $5.3 million in the aggregate. The guarantees expire in October 2019, the maturity date of the 1440 Broadway mortgage. As of March 31, 2017, the Company has not been required to perform under the guarantees and has not recognized any assets or liabilities related to the guarantees.

Some of the Company’s mortgage note agreements require compliance with certain property-level financial covenants including debt service coverage ratios. As of March 31, 2017, the Company was in compliance with the financial covenants under its mortgage note agreements.

Note 9 — Fair Value of Financial Instruments

Prior to the adoption of liquidation accounting, the Company determined fair value of its financial instruments based on quoted prices when available or through the use of alternative approaches, such as discounting the expected cash flows using market interest rates commensurate with the credit quality and duration of the instrument. This alternative approach also reflected the contractual terms of the instruments, as applicable, including the period to maturity, and used observable market-based inputs, including interest rate curves and implied volatilities, and unobservable inputs, such as expected volatility. The guidance defines three levels of inputs that may be used to measure fair value:

Level 1 -	Quoted prices in active markets for identical assets and liabilities that the reporting entity has the ability to access at the measurement date.

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(unaudited)

Level 2 -	Inputs other than quoted prices included within Level 1 that are observable for the asset and liability or can be corroborated with observable market data for substantially the entire contractual term of the asset or liability.

Level 3 -	Unobservable inputs that reflect the entity’s own assumptions that market participants would use in the pricing of the asset or liability and are consequently not based on market activity, but rather through particular valuation techniques.

The determination of where an asset or liability fell in the hierarchy required significant judgment and considered factors specific to the asset or liability. In instances where the determination of the fair value measurement was based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement fell was based on the lowest level input that was significant to the fair value measurement in its entirety.

The Company determined that the majority of the inputs used to value its derivatives, such as interest rate swaps and caps, fell within Level 2 of the fair value hierarchy, whereas the credit valuation adjustments associated with those derivatives utilized Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of December 31, 2016, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of the Company’s derivatives. As a result, the Company determined that its derivative valuations in their entirety were classified in Level 2 of the fair value hierarchy. See Note 10 — Interest Rate Derivatives and Hedging Activities.

The valuation of derivatives was determined using a discounted cash flow analysis on the expected cash flows. This analysis reflected the contractual terms of the derivatives, including the period to maturity, as well as observable market-based inputs, including interest rate curves and implied volatilities. In addition, credit valuation adjustments were incorporated into the fair values to account for the Company’s potential nonperformance risk and the performance risk of the counterparties.

The following table presents information about the Company’s derivatives that were presented net, measured at fair value on a recurring basis as of December 31, 2016, aggregated by the level in the fair value hierarchy within which those instruments fell:

Significant
	Quoted Prices in	Significant Other	Unobservable
	Active Markets	Observable Inputs	Inputs
(In thousands)	Level 1	Level 2	Level 3	Total
December 31, 2016
Derivatives, net	$—	$91	$—	$91

There were no transfers between levels of the fair value hierarchy during the year ended December 31, 2016.

Financial instruments not carried at fair value

Under going concern accounting, the Company is required to disclose the fair value of financial instruments for which it is practicable to estimate the value. The fair value of short-term financial instruments such as cash and cash equivalents, restricted cash, prepaid expenses and other assets, accounts payable and dividends payable approximates their carrying value on the consolidated balance sheet due to their short-term nature. The carrying amount and fair value of the Company’s financial instruments that are not reported at fair value on the consolidated balance sheet are reported below.

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(unaudited)

		December 31, 2016
(In thousands)	Level	Carrying Amount	Fair Value
Mortgage notes payable	3	$1,129,080	$1,138,576

The fair value of mortgage notes payable was estimated using a discounted cash flow analysis based on similar types of arrangements.

Note 10 — Interest Rate Derivatives and Hedging Activities

Risk Management Objective of Using Derivatives

The Company uses derivative financial instruments, including interest rate swaps, caps, collars, options, floors and other interest rate derivative contracts, to hedge all or a portion of the interest rate risk associated with its borrowings. The principal objective of such arrangements is to minimize the risks and costs associated with the Company’s operating and financial structure as well as to hedge specific anticipated transactions. The Company does not utilize derivatives for speculative purposes or purposes other than interest rate risk management. The use of derivative financial instruments carries certain risks, including the risk that the counterparties to these contractual arrangements will not perform under the agreements. To mitigate this risk, the Company only enters into derivative financial instruments with counterparties that the Company believes to have high credit ratings and with major financial institutions with which the Company and the Advisor and its affiliates may also have other financial relationships.

Under going concern accounting, the Company’s derivative financial instruments were classified as separate assets and liabilities on the balance sheet. As these instruments will not be converted to cash or other consideration, derivative financial instruments have been valued at $0 as of January 1, 2017 in accordance with liquidation accounting. The financial instruments are still in place and effective as of March 31, 2017. The Company has accrued the estimated monthly settlement amounts for its swap agreements. The amount is included in the liability for estimated costs in excess of estimated receipts during liquidation.

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

The effective portion of changes in the fair value of derivatives designated and that qualified as cash flow hedges was recorded in accumulated other comprehensive loss and was subsequently reclassified into earnings in the period that the hedged forecasted transaction affected earnings. The Company uses such derivatives to hedge the variable cash flows associated with variable-rate debt.

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

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(unaudited)

Amounts reported in accumulated other comprehensive loss related to derivatives were reclassified to interest expense as interest payments were made on the Company’s variable-rate debt.

As of December 31, 2016, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk.

	December 31, 2016
	Number of	Notional Amount
Interest Rate Derivative	Instruments	(In thousands)
Interest rate swaps	2	$44,700

Derivatives Not Designated as Hedges

Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements and other identified risks, but do not meet the strict hedge accounting requirements under GAAP. Changes in the fair value of derivatives not designated in hedging relationships were recorded directly in earnings, which resulted in an expense of $0.3 million during the three months ended March 31, 2016 and included in loss on derivative instruments on the consolidated statement of operations and comprehensive loss.

As of December 31, 2016, the Company had the following outstanding interest rate derivatives that were not designated as hedges in qualified hedging relationships.

	December 31, 2016
	Number of	Notional Amount
Interest Rate Derivative	Instruments	(In thousands)
Interest rate caps	4	$1,065,000

Balance Sheet Classification

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheet as of December 31, 2016:

(In thousands)	Balance Sheet Location	December 31, 2016
Derivatives designated as hedging instruments:
Interest rate swaps	Derivative liablities, at fair value	$(74)

Derivatives not designated as hedging instruments:
Interest rate caps	Derivative assets, at fair value	$165

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(unaudited)

Derivatives in Cash Flow Hedging Relationships

The table below details the location in the financial statements of the income or loss recognized on interest rate derivatives designated as cash flow hedges for the three months ended March 31, 2016:

Three Months Ended
(In thousands)	March 31, 2016
Amount of loss recognized in accumulated other comprehensive income (loss) from interest rate derivatives (effective portion)	$(1,235)

Amount of loss reclassified from accumulated other comprehensive income (loss) into income as interest expense (effective portion)	$(356)

Amount of loss recognized in loss on derivative instruments (ineffective portion, reclassifications of missed forecasted transactions and amounts excluded from effectiveness testing)	$—

Offsetting Derivatives

The Company does not offset its derivatives on the accompanying consolidated balance sheet. The table below presents a gross presentation, the potential effects of offsetting, and a potential net presentation of the Company’s derivatives as of December 31, 2016. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the accompanying consolidated balance sheet.

			Potential Net Amounts	Gross Amounts Not Offset
	Gross Amounts	Gross Amounts	of Assets (Liabilities)	on the Balance Sheet
	of Recognized	of Recognized	Presented on the	Financial	Cash Collateral	Net
Derivatives (In thousands)	Assets	Liabilities	Balance Sheet	Instruments	Posted	Amount
December 31, 2016	$165	$(74)	$91	$—	$—	$91

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

As of December 31, 2016, the Company had not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value of $0.1 million at December 31, 2016.

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(unaudited)

Note 11 — Common Stock

As of March 31, 2017 and December 31, 2016, the Company had 167.9 million and 167.1 million shares of common stock outstanding, respectively, including shares of unvested restricted common stock (“restricted shares”), but not including OP units or Long-term Incentive Plan units (“LTIP units”) which may in the future be converted into shares of common stock. On January 3, 2017, the Company issued 841,660 shares of its common stock upon redemption of 841,660 OP units held by certain individuals who are members of the Former Advisor or its affiliates. As of March 31, 2017, there were no OP units outstanding, other than OP units held by the Company, and no vested LTIP units outstanding. See Note 17 — Non-Controlling Interests.

From April 2014 through October 2016, the Board authorized, and the Company declared, and paid, a monthly dividend at an annualized rate equal to $0.46 per share per annum. Dividends were paid to stockholders of record on the close of business on the 8th day of each month, payable on the 15th day of such month. In October 2016, the Company announced that, in light of the Liquidation Plan, which was then subject to stockholder approval, the Board determined that the Company would not pay a regular dividend for the month of November 2016 and did not expect to pay a regular monthly dividend for the month of December 2016 or thereafter. Because the Liquidation Plan was approved by the Company’s stockholders, the Company will not resume paying monthly dividends. In lieu of regular monthly dividends, the Company expects to make periodic liquidating distributions out of net proceeds of asset sales, subject to satisfying its liabilities, obligations and debt covenants. There can be no assurance as to the actual amount or timing of liquidating distributions stockholders will receive.

Note 12 — Commitments and Contingencies

Future Minimum Lease Payments

The Company entered into operating and capital lease agreements primarily related to certain properties under leasehold interest arrangements. The following table reflects the minimum contractual base cash payments, excluding reimbursements, due from the Company over the next five years and thereafter under these arrangements, including the present value of the net minimum payments due under capital leases. These amounts exclude contingent rent payments, as applicable, that may be payable based on provisions related to increases in annual rent based on exceeding certain economic indexes among other items.

Future Minimum
Base Rent Payments
(In thousands)	Ground Leases
April 1, 2017—December 31, 2017	$3,743
2018	5,175
2019	5,432
2020	5,432
2021	5,633
Thereater	244,051

Total minimum lease payments	$269,466

Of the contractual base cash payments, excluding reimbursements, the Company expects to realize approximately $58.8 million over the remaining anticipated hold period for all of its properties.

Total rental expense related to operating leases was $1.9 million for the three months ended March 31, 2016. During the three months ended March 31, 2016, interest expense related to capital leases was approximately $16,000. The following table discloses assets recorded under capital leases and the accumulated amortization thereon as of December 31, 2016:

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(unaudited)

(In thousands)	December 31, 2016
Buildings, fixtures and improvements	$11,785
Less accumulated depreciation and amortization	(2,273)

Total real estate investments, net	$9,512

Litigation and Regulatory Matters

In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. There are no legal or regulatory proceedings pending or known to be contemplated against the Company from which the Company expects to incur a material loss.

RXR Litigation

RXR Realty (“RXR”) initiated a suit against the Company alleging that it suffered “lost profits” in connection with the Company’s purchase of its 48.9% interest in Worldwide Plaza in October 2013. On August 12, 2014, the Supreme Court of the State of New York dismissed all of RXR’s claims against the seller of Worldwide Plaza and dismissed RXR’s disgorgement claims against the Company, permitting only a limited, immaterial claim against the Company for RXR’s cost of producing due diligence-related material to proceed. RXR appealed the ruling and, on October 13, 2015, the appellate court upheld the previous decisions; however, the appellate court held that the trial court’s exclusion of lost profit damages was premature and would have to be considered through a motion for summary judgment. The Company moved for partial summary judgment to reinstate the damages limitation, and the trial court granted the motion at oral argument on March 24, 2016. On June 16, 2016, RXR appealed, and on December 8, 2016, the appellate court entered an order denying RXR’s appeal and affirming the trial court’s damages limitation. On January 9, 2017, RXR filed a motion seeking reargument of the appellate court decision, or, in the alternative, leave to appeal to the Court of Appeals. On March 21, 2017, RXR’s motion for reargument or leave to appeal was denied. The Company has not recognized a liability with respect to RXR’s claim because the Company does not believe that it is probable that it will incur a related material loss.

Harris Derivative Suit

In October 2016, Berney Harris (the “Plaintiff”) filed a derivative complaint (the “Harris Complaint”) on behalf of public stockholders of the Company against the Company, certain current and former members of its board of directors (the “director defendants”), the Former Advisor, and certain affiliates of the Former Advisor (together with the Former Advisor, the “Former Advisor defendants”). The Complaint was filed in New York Supreme Court, New York County on October 13, 2016. The Harris Complaint alleges, among other things, that the director defendants breached their fiduciary duties to the public stockholders of the Company by putting the interests of the Former Advisor defendants before those of the public stockholders, which breach was aided and abetted by the Former Advisor defendants. The Harris Complaint also asserts claims of corporate waste against the director defendants and unjust enrichment against certain of the Former Advisor defendants. On December 16, 2016, the defendants filed motions to dismiss on the basis of a provision in the Company’s bylaws providing that the state or federal courts of Maryland are the sole and exclusive forum for claims such as those raised in the Harris Complaint. If the motion is granted and the case is dismissed, the Harris Complaint may be refiled in Maryland. If the motion is denied, the case will proceed in New York Supreme Court, New York County. In either event, the defendants still have various other grounds on which to move to dismiss, and the Company intends to vigorously defend against all claims.

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(unaudited)

Environmental Matters

In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. The Company maintains environmental insurance for its properties that provides coverage for potential environmental liabilities, subject to the policy’s coverage conditions and limitations. The Company has not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the consolidated results of operations.

Note 13 — Related Party Transactions and Arrangements

The Former Advisor, individual members of the Former Advisor, and employees or former employees of the Former Advisor held interests in the OP. See Note 17 — Non-Controlling Interests.

Viceroy Hotel

The following table details revenues from related parties at the Viceroy Hotel. The Company did not have any receivables from related parties as of March 31, 2017 or December 31, 2016.

	Three Months Ended March 31,
(In thousands)	2017	2016
Hotel revenues	$3	$13

Winthrop Advisor and its Affiliates

On December 19, 2016 the Company entered into an agreement (the “Services Agreement”) with Winthrop Advisor, pursuant to which Winthrop Advisor served as the Company’s exclusive advisor with respect to all matters primarily related to any plan of liquidation and dissolution of the Company and as a consultant to the Board on certain other matters during the period from January 3, 2017 through March 7, 2017 and is serving as exclusive advisor to the Company from and after March 8, 2017.

On each of January 3, 2017 and February 1, 2017, the Company paid Winthrop Advisor a fee of $500,000 in cash as compensation for advisory services and consulting services rendered prior to March 1, 2017.

Beginning on March 1, 2017, the Company pays Winthrop Advisor an asset management fee equal to 0.325% per annum of the cost of assets (as defined in the Services Agreement) up to $3.0 billion and 0.25% per annum of the cost of assets in excess of $3.0 billion.

In connection with the payment of (i) any distributions of money or other property by the Company to its stockholders during the term of the Services Agreement and (ii) any other amounts paid to the Company’s stockholders on account of their shares of common stock in connection with a merger or other change in control transaction pursuant to an agreement with the Company entered into after March 8, 2017 (such distributions and payments, the “Hurdle Payments”), in excess of $11.00 per share (the “Hurdle Amount”), when taken together with all other Hurdle Payments, the Company will pay an incentive fee to the Winthrop Advisor in an amount equal to 10.0% of such excess (the “Incentive Fee”). The Hurdle Amount will be increased on an annualized basis by an amount equal to the product of (a) the Treasury Rate plus 200 basis points and (b) the Hurdle Amount minus all previous Hurdle Payments. Based on the current estimated net assets in liquidation, the Winthrop Advisor would not be entitled to receive any such incentive fee.

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(unaudited)

Effective March 2017, Winthrop Property Manager began providing property management services to those properties for which the ARG Property Manager had been providing property management services. The Company pays to Winthrop Property Manager 1.75% of gross revenues, inclusive of all third party property management fees, for property management services provided to the Company by the Winthrop Property Manager or any of its affiliates.

The following table details amounts incurred by the Company to the Winthrop Advisor and its affiliates in connection with the operations related services described above for the periods presented and any amounts payable to or due from the Winthrop Advisor as of the dates specified:

	Three Months Ended March 31,		Payable (Receivable) as of
	2017	2016	March 31,	December 31,
(In thousands)	Incurred	Incurred	2017	2016
Asset management fees	$1,667	$—	$—	$—
Property management fees	46	—	46

Total related party operational fees and reimbursements	$1,713	$—	$46	$—

Former Advisor and its Affiliates

Prior to March 8, 2017, the Company paid to the Former Advisor an asset management fee equal to 0.50% per annum of the cost of assets up to $3.0 billion and 0.40% per annum of the cost of assets above $3.0 billion.

Prior to March 8, 2017, unless the Company contracted with a third party, the Company paid the ARG Property Manager a property management fee equal to: (i) for non-hotel properties, 4.0% of gross revenues from properties managed, plus market-based leasing commissions; and (ii) for hotel properties, a market based fee equal to a percentage of gross revenues. The Company also reimbursed the ARG Property Manager for property-level expenses. The ARG Property Manager was permitted to subcontract the performance of its property management and leasing services duties to third parties and pay all or a portion of its property management fee to the third parties with whom it contracted for these services. If the Company contracted directly with third parties for such services, the Company paid them customary market fees and paid the ARG Property Manager an oversight fee equal to 1.0% of the gross revenues of the applicable property.

The Company reimbursed the Former Advisor for costs and expenses paid or incurred prior to March 8, 2017 by the Former Advisor and its affiliates in connection with providing services to the Company (including reasonable salaries and wages, benefits and overhead of all employees directly involved with the performance of such services), although the Company did not reimburse the Former Advisor for personnel costs in connection with services for which the Former Advisor received a separate fee.

The Company was also party to a transfer agency agreement with American National Stock Transfer, LLC, a subsidiary of the parent company of the Former Dealer Manager (“ANST”), pursuant to which ANST provided the Company with transfer agency services (including broker and stockholder servicing, transaction processing, year-end IRS reporting and other services), and supervisory services overseeing the transfer agency services performed by DST Systems, Inc., a third-party transfer agent (“DST”). The Sponsor received written notice from ANST on February 10, 2016 that it would wind down operations by the end of February and would withdraw as the transfer agent effective February 29, 2016. DST continued to provide the Company with transfer agency services and, on March 10, 2016, the Company entered into a definitive agreement with DST to provide the Company directly with transfer agency services (including broker and stockholder servicing, transaction processing, year-end IRS reporting and other services). For the three months ended March 31, 2016, fees for these services are included in general and administrative expenses on the consolidated statement of operations and comprehensive income (loss) during the period in which the service was provided.

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(unaudited)

The following table details amounts incurred and paid by the Company to, and amounts waived by, the Former Advisor and its affiliates in connection with the operations related services described above for the periods presented and any amounts payable to or due from the Former Advisor as of the dates specified:

	Three Months Ended March 31,				Payable (Receivable) as of
	2017		2016		March 31,	December 31,
(In thousands)	Incurred	Waived	Incurred	Waived	2017	2016
To the Former Advisor and affiliates:
Asset management fees	$2,339	$—	$3,074	$—	$—	$51
Transfer agent and other professional fees	414	—	693	—	—	299
Property management fees	560	—	485	485	—	105

Total related party operational fees and reimbursements	$3,313	$—	$4,252	$485	$—	$455

The Former Advisor agreed to waive certain fees, including property management fees, during the three months ended March 31, 2016. The fees that were waived were not deferrals and accordingly, were not and will not be paid to the Former Advisor.

In connection with the sale of one or more properties, for which the Former Advisor provided a substantial amount of services as determined by the Company’s independent directors, the Company was required to pay the Former Advisor a property disposition fee not to exceed the lesser of 2.0% of the contract sale price of the property or 50% of the competitive real estate commission paid if a third party broker was also involved; provided, however that in no event could the property disposition fee paid to the Former Advisor when added to real estate commissions paid to unaffiliated third parties exceed the lesser of 6.0% of the contract sales price and a competitive real estate commission. For purposes of the foregoing, “competitive real estate commission” meant a real estate brokerage commission for the purchase or sale of a property which was reasonable, customary and competitive in light of the size, type and location of the property. The Company incurred and paid $0.2 million in property disposition fees to the Former Advisor during the three months ended March 31, 2016 related to the sale of certain properties.

Note 14 — Economic Dependency

Under various agreements, the Company has engaged or will engage Winthrop Advisor, its affiliates and entities under common control with Winthrop Advisor to provide certain services that are essential to the Company, including asset management services, supervision of the management and leasing of properties owned by the Company, asset acquisition and disposition decisions, as well as other administrative responsibilities for the Company including accounting services, transaction management and investor relations.

As a result of these relationships, the Company is dependent upon Winthrop Advisor and its affiliates. In the event that these companies are unable to provide the Company with the respective services, the Company will be required to find alternative providers of these services.

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(unaudited)

Note 15 — Share-Based Compensation

Stock Option Plan

The Company has a stock option plan (the “Plan”) which authorizes the grant of nonqualified stock options to the Company’s independent directors, officers, advisors, consultants and other personnel, subject to the absolute discretion of the board of directors and the applicable limitations of the Plan. The exercise price for all stock options granted under the Plan is equal to the fair market value of a share on the date of grant. Upon a change in control, unvested options will become fully vested and any performance conditions imposed with respect to the options will be deemed to be fully achieved. A total of 0.5 million shares have been authorized and reserved for issuance under the Plan. As of March 31, 2017 and December 31, 2016, no stock options were issued under the Plan.

Restricted Share Plan

The Company’s employee and director incentive restricted share plan (“RSP”) provides the Company with the ability to grant awards of restricted shares to the Company’s directors, officers and employees (if the Company ever has employees), employees of the Former Advisor or the Advisor and its affiliates, employees of entities that provide services to the Company, directors of the Former Advisor or of entities that provide services to the Company, certain consultants to the Company and the Former Advisor and its affiliates or to entities that provide services to the Company.

Under the RSP, the annual amount granted to the independent directors is determined by the board of directors. The maximum number of shares of stock granted under the RSP cannot exceed 10% of the Company’s outstanding shares of common stock, par value $0.01 per share, on a fully diluted basis at any time. Restricted shares issued to independent directors generally vest over a three-year period in increments of 33.3% per annum. Generally, such awards provide for accelerated vesting of (i) all unvested restricted shares upon a change in control or a termination without cause and (ii) the portion of the unvested restricted shares scheduled to vest in the year of voluntary termination or the failure to be reelected to the board. The restricted stock award agreements provide that the shares will vest on the consummation of the sale or disposition by the Company of all or substantially all of the Company’s assets (or any transaction or services of transactions within a period of twelve months), which could occur as a result of the Liquidation Plan.

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

The following table displays restricted share award activity during the three months ended March 31, 2017:

	Number of Restricted	Weighted-Average Issue
	Shares	Price per Share
Unvested, December 31, 2016	268,780	$10.50
Vested	(125,467)	$10.41
Forfeited	(13,521)	$10.10

Unvested, March 31, 2017	129,792	$10.43

Under going concern accounting, the Company measured stock-based compensation expense at each reporting date for any changes in the fair value and recognized the expense prorated for the portion of the requisite service period completed. Accordingly, the Company recognized $0.1 million in non-cash compensation expense for the three months ended March 31, 2016. Under liquidation accounting, compensation expense is no longer recorded as the vesting of the restricted shares does not result in cash outflow for the Company.

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(unaudited)

2014 Multi-Year Outperformance Agreement

On April 15, 2014 (the “Effective Date”), the Company entered into a multi-year outperformance agreement (the “OPP”) with New York Recovery Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”) and the Former Advisor. Under the OPP, the Former Advisor was issued 8,880,579 LTIP Units in the Operating Partnership with a maximum award value on the issuance date equal to 5.0% of the Company’s market capitalization (the “OPP Cap”). The LTIP Units are structured as profits interests in the Operating Partnership.

Prior to the OPP Side Letter dated December 19, 2016 (“OPP Side Letter”), subject to the Former Advisor’s continued service through each vesting date, one third of any earned LTIP Units would vest on each of the third, fourth and fifth anniversaries of the Effective Date.

On April 15, 2015 and 2016, in connection with the end of the One-Year Period and Two-Year Period, 367,059 and 805,679 LTIP Units, respectively, were earned by the Former Advisor under the terms of the OPP. Pursuant to the OPP Side Letter, these LTIP Units immediately vested upon approval by the Compensation Committee and converted on a one-for-one basis into unrestricted share of the Company’s common stock.

In addition, the OPP Side Letter provided that the number of additional LTIP Units issued under the OPP to the Former Advisor that were eligible to be earned in the third and final year of the OPP on April 15, 2017 (the “Year 3 LTIP Units”) will be calculated on April 15, 2017, the final valuation date, in accordance with the terms of the OPP and will be immediately vested and converted on a one-for-one basis into unrestricted shares of common stock on April 15, 2017, except, if a change of control (as defined in the OPP) occurred prior to April 15, 2017, the number of Year 3 LTIP Units would be calculated as of the day immediately preceding the close of the change of control and the value of the Year 3 LTIP Units would have been paid to the Former Advisor in cash at the closing. Based on calculations for the Three-Year Period, the Former Advisor earned 43,685 LTIP Units under the terms of the OPP on April 15, 2017. Pursuant to the terms of the OPP Side Letter, these LTIP units were immediately vested on April 15, 2017, were converted on a one-for-one basis into unrestricted shares of the Company’s common stock on May 9, 2017, and issued to the Former Advisor on May 9, 2017.

Under the OPP, the Former Advisor’s eligibility to earn a number of LTIP Units with a value equal to a portion of the OPP Cap upon the first, second and third anniversaries of the Effective Date is based on the Company’s achievement of certain levels of total return to the Company’s stockholders (“Total Return”), including both share price appreciation and common stock dividends, as measured against a peer group of companies, as set forth below, for the three-year performance period commencing on the Effective Date (the “Three-Year Period”); each 12-month period during the Three-Year Period (the “One-Year Period”); and the initial 24-month period of the Three-Year Period (the “Two-Year Period”), as follows:

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(unaudited)

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

Relative Component: 4% of any excess Total Return attained above the Total Return for the performance period of the Peer Group*, subject to a ratable sliding scale factor as follows based on achievement of cumulative Total Return measured from the beginning of such period:

• 100% will be earned if total stockholder return achieved is at least:	18%	6%	12%
• 50% will be earned if total stockholder return achieved is:	0%	0%	0%
• 0% will be earned if total stockholder return achieved is less than:	0%	0%	0%
• a percentage from 50% to 100% calculated by linear interpolation will be earned if the cumulative Total Return achieved is between:	0% - 18%	0% - 6%	0% - 12%

*	The “Peer Group” is comprised of the companies in the SNL US REIT Office Index as of the Effective Date.

The potential outperformance award is calculated at the end of each One-Year Period, the Two-Year Period and the Three-Year Period. The award earned for the Three-Year Period is based on the formula in the table above less any awards earned for the Two-Year Period and One-Year Periods, but not less than zero; the award earned for the Two-Year Period is based on the formula in the table above less any award earned for the first and second One-Year Period, but not less than zero. Any LTIP Units that are unearned at the end of any performance period will be forfeited.

The compensation committee administers the OPP and has other powers thereunder, although all of these powers can be exercised by the Board if the Company’s Board so elects. These powers include determining the amount of LTIP Units earned after any performance period, the ability to make equitable or proportionate adjustment in the terms of the LTIP Units to avoid distortion in the value of the LTIP Units in connection with certain extraordinary events, including a plan of liquidation, and the right to approve transfers of LTIP Units.

After an LTIP Unit is earned, the holder of such LTIP Unit is entitled to a catch-up distribution and thereafter the same distributions as paid to the holder of an OP Unit.

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(unaudited)

The following table presents information about the Company’s OPP, which was measured at fair value on a recurring basis as of December 31, 2016, aggregated by the fair value hierarchy within which the instrument falls:

Significant
	Quoted Prices in	Significant Other	Unobservable
	Active Markets	Observable Inputs	Inputs
(In thousands)	Level 1	Level 2	Level 3	Total
December 31, 2016
OPP	—	—	$5,457	$5,457

Level 3 valuations

The following table provides quantitative information about significant Level 3 input used:

		Principal Valuation	Unobservable
Financial Instrument	Fair Value	Technique	Inputs	Input Value
December 31, 2016
OPP	$5,457	Monte Carlo Simulation	Expected volatility	28.0%

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

Prior to the adoption of the liquidation basis of accounting, share based compensation related to the OPP was recorded as part of general and administrative expenses and non-controlling interest, a component of equity. Under liquidation basis accounting, since no cash outflow is associated with the OPP, the value of the converted OP units is incorporated in the estimated liquidating distributions per share.

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(unaudited)

Note 16 — Earnings Per Share

Prior to the adoption of liquidation basis accounting, the Company determined basic earnings per share on the weighted average number of common shares outstanding during the period. The Company computed diluted earnings per share based on the weighted average number of common shares outstanding combined with the incremental weighted average effect for all outstanding potentially dilutive instruments.

The following is a summary of the basic and diluted net loss per share computations for the period presented:

Three Months Ended
(In thousands, except share and per share data)	March 31, 2016
Net income attributable to stockholders	$487
Adjustments to net income attributable to stockholders for common share equivalents	(68)

Diluted net income attributable to stockholders	$419

Weighted average shares outstanding, basic	163,872,612

Net income per share attributable to stockholders, basic	$—

Weighted average shares outstanding, diluted	167,926,110

Net income per share attributable to stockholders, diluted	$—

Diluted net income per share assumes the conversion of all common share equivalents into an equivalent number of common shares, unless the effect is anti-dilutive. The Company considers unvested restricted shares, OP units and LTIP units to be common share equivalents.

Note 17 — Non-Controlling Interests

The Company is the sole general partner of the OP and holds all of the OP units as of March 31, 2017. As of December 31, 2016, the Former Advisor or members, employees or former employees of the Former Advisor held 841,660 OP units and 7,707,841 unvested LTIP units. On January 3, 2017, the Company issued 841,660 shares of its common stock upon redemption of 841,660 OP units following which no OP units remained outstanding other than OP units held by the Company corresponding to shares of the Company common stock. There were $0 and $0.4 million of distributions paid to OP unit and LTIP unit holders during the three months ended March 31, 2017 and 2016, respectively.

A holder of OP units has the right to distributions on the same basis as a holder of shares of the Company’s common stock, and has the right to redeem OP units for the cash value of a corresponding number of shares of the Company’s common stock or a corresponding number of shares of the Company’s common stock, at the election of the OP, in accordance with the limited partnership agreement of the OP. The remaining rights of the holders of OP units are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP’s assets.

Note 18 — Subsequent Events

The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q, and determined that there have not been any events that have occurred that would require adjustments to disclosures in the consolidated financial statements.

NEW YORK REIT, INC.

March  31, 2017

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements of New York REIT, Inc. and the notes thereto. As used herein, the terms “we,” “our” and “us” refer to New York REIT, Inc., a Maryland corporation, and, as required by context, to New York Recovery Operating Partnership, L.P., a Delaware limited partnership (the “OP”), and to their subsidiaries. As of March 8, 2017, we are externally managed by Winthrop REIT Advisors, LLC (the “Winthrop Advisor”). Prior to March 8, 2017, we were externally managed by New York Recovery Advisors, LLC (the “Former Advisor”), a Delaware limited liability company. Capitalized terms used herein but not otherwise defined have the meaning ascribed to those terms in “Part I—Financial Information” included in the notes to consolidated financial statements and contained herein.

Forward-Looking Statements

Certain statements contained herein constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Our future results, financial condition and business may differ materially from those expressed in these forward-looking statements. You can find many of these statements by looking for words such as “approximates,” “believes,” “expects,” “anticipates,” “intends,” “plans,” “would,” “may” or similar expressions in this Quarterly Report on Form 10-Q. These forward-looking statements are subject to numerous assumptions, risks and uncertainties. Many of the factors that will determine these items are beyond our ability to control or predict. Factors that may cause actual results to differ materially from those contemplated by the forward-looking statements include, but are not limited to, those set forth in our Annual Report on Form 10-K for the year ended December 31, 2016 under “Forward Looking Statements” and “Item 1A – Risk Factors,” as well as our other filings with the Securities and Exchange Commission. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. We expressly disclaim any responsibility to update forward-looking statements, whether as a result of new information, future events or otherwise. Accordingly, investors should use caution in relying on forward-looking statements, which are based on information, judgments and estimates at the time they are made, to anticipate future results or trends.

Management’s Discussion and Analysis of Financial Condition and Results of Operations include a discussion of our unaudited consolidated interim financial statements and footnotes thereto. These unaudited interim financial statements are prepared in conformity with accounting principles generally accepted in the United States of America which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Overview

On August 22, 2016 our Board of Directors (the “Board”) approved a plan of liquidation to sell in an orderly manner all or substantially all of our assets and the assets of the OP (the “Liquidation Plan”), subject to stockholder approval. The Liquidation Plan was approved at a special meeting of stockholders on January 3, 2017.

The Liquidation Plan provides for an orderly sale of our assets, payment of our liabilities and other obligations and the winding up of operations and the dissolution of the Company. We are not permitted to make any new investments except to exercise our option (the “WWP Option”) to purchase additional equity interests in our WWP Holdings, LLC (“Worldwide Plaza”) venture or to make protective acquisitions on advances with respect to our existing assets. We are permitted to satisfy any existing contractual obligations and pay for required tenant improvements and capital expenditures at our real estate properties, including real estate properties owned by joint ventures in which we own an interest.

The Liquidation Plan enables us to sell any and all of our assets without further approval of the stockholders and provides that liquidating distributions be made to the stockholders as determined by the Board. Pursuant to applicable REIT rules, we must complete the disposition of our assets by January 3, 2019, two years after the date the Liquidation Plan was approved by the stockholders, in order to deduct liquidating distributions as

NEW YORK REIT, INC.

March 31, 2017

dividends. In order to comply with applicable tax laws, any of our assets not sold by January 3, 2019 will be distributed into a liquidating trust. If we transfer our assets to a liquidating trust, holders of our common shares will receive beneficial interests in the liquidating trust equivalent to those held in the Company. Holders of our common shares should note that unlike our common shares, which are freely transferable, beneficial interests in the liquidating trust will generally not be transferable except by will, intestate succession or operation of law. Therefore, the recipients of the interests in the liquidating trust will not have the ability to realize any value from these interests except from distributions made by the liquidating trust, the timing of which will be solely in the discretion of the liquidating trust’s trustees. As compared to the Company which is required to comply with all of the filing requirements of the Securities and Exchange Commission for publicly traded entities, based on current guidance provided by the Securities and Exchange Commission we anticipate that the liquidating trust will be required to file only annual reports containing unaudited financial statements on Form 10-K and current reports on Form 8-K with the Securities and Exchange Commission.

The dissolution process and the amount and timing of distributions to stockholders involves risks and uncertainties. Accordingly, it is not possible to predict the timing or aggregate amount which will be ultimately distributed to stockholders and no assurance can be given that the distributions will equal or exceed the estimate of net assets presented in the Consolidated Statement of Net Assets.

We expect to continue to qualify as a REIT throughout the liquidation until such time as any remaining assets, if any, are transferred into a liquidating trust. The Board is required to use commercially reasonable efforts to continue to cause us to maintain the Company’s REIT status, provided however, the Board may elect to terminate our status as a REIT if they determine that such termination would be in the best interest of the stockholders.

Although we expect that our common stock will continue to be traded on the New York Stock Exchange until our assets are either disposed of or transferred to a liquidating trust, under New York Stock Exchange rules, it is possible that following the implementation of the Liquidation Plan and prior to the disposition of all of the assets that the common shares could be delisted.

Liquidation Plan

In conjunction with exercising our option to acquire the additional interest in Worldwide Plaza, discussed below, we have engaged brokers and are currently marketing the property for sale. Given the requirements of the loan assumption necessary to complete our acquisition of the additional interests in Worldwide Plaza, we have not formally listed for sale any of the other properties. We will begin to market the remaining properties in late spring, early summer and estimate at this time that all the properties will be sold by March 31, 2018. We estimate that the gross sales price for all assets, inclusive of Worldwide Plaza, will be approximately $3.6 billion, with estimated sales costs of approximately $126.0 million.

Liquidity and Capital Resources

As of March 31, 2017, we had cash and cash equivalents of $51.7 million. Our total assets and net assets in liquidation were $2.78 billion and $1.55 billion, respectively, at March 31, 2017. Our ability to meet our obligations is contingent upon the disposition of our assets in accordance with our Liquidation Plan. We estimate that the proceeds from our Liquidation Plan will be adequate to pay our obligations, however, we cannot provide any assurance as to the prices or net proceeds we will receive from the disposition of our assets.

Our principal demands for funds are to pay or fund operating expenses, capital expenditures, principal and interest payments on our outstanding indebtedness and liquidating distributions to our stockholders. We believe that cash flow from operations, along with sale proceeds, will continue to provide adequate capital to fund our operating, administrative and other expenses incurred during liquidation as well as debt service obligations in the short term. As a REIT, we must distribute annually at least 90% of our REIT taxable income. Our principal sources and uses of funds are further described below.

NEW YORK REIT, INC.

March 31, 2017

Principal Sources of Funds

Cash Flows from Operating Activities

Our cash flows from operating activities is primarily dependent upon the occupancy level of our portfolio, the net effective rental rates achieved on our leases, the collectability of rent, operating escalations and recoveries from our tenants and the level of operating and other costs, including general and administrative expenses, transaction costs and other expenses associated with carrying out our Liquidation Plan.

POL Loans

On December 20, 2016, we entered into a mortgage loan (the “Mortgage Loan”) in the aggregate amount of $500.0 million and a mezzanine loan in the aggregate amount of $260.0 million (the “Mezzanine Loan” and, together with the Mortgage Loan, the “POL Loans”), which are secured directly, in the case of the mortgage loan, and indirectly in the case of the mezzanine loan, by our properties located in New York, New York at 245-249 West 17th Street, 333 West 34th Street, 216-218 West 18th Street, 50 Varick Street, 229 West 36th Street, 122 Greenwich Street, 350 West 42nd Street, 382-384 Bleecker Street, 350 Bleecker Street, 416-425 Washington Street, 33 West 56th Street and 120 West 57th Street (the “POL Loan Properties”). At the closing of the POL Loans, a portion of the net proceeds was used to repay the $485.0 million principal amount then outstanding under our credit facility. As of December 31, 2016, the $260.0 million proceeds from the Mezzanine Loan was held in an escrow account by the servicer of the POL Loans and was considered a receivable in our consolidated balance sheet. Subsequently, on January 10, 2017, the $260.0 million proceeds were deposited into an operating account that may be used by us to purchase the additional equity interests in Worldwide Plaza in connection with our exercise of the WWP Option.

Sales Proceeds

In connection with the Liquidation Plan, we will be selling all of our assets. We believe the sales proceeds will be sufficient to satisfy the mortgage notes payable encumbering the properties.

Other Sources of Funds

During the three months ended March 31, 2017, we received $11.0 million in distributions in respect of our interest in Worldwide Plaza. We expect to continue to receive cash distributions in respect of our interest in Worldwide Plaza in accordance with our investment agreement.

Principal Use of Funds

Capital Expenditures

As of March 31, 2017, we owned 19 properties. In connection with the leasing of our properties, we have entered into and will continue to enter into agreements with our tenants to provide allowances for tenant improvements. These allowances require us to fund capital expenditures up to amounts specified in our lease agreements. We intend to fund tenant improvement allowances with cash on hand and cash flows from operations. We funded $0.5 million in capital expenditures during the three months ended March 31, 2017, which was funded primarily from cash on hand. We currently estimate that we will fund approximately $7.6 million of capital expenditures during the remainder of 2017 for tenant improvements and improvements required by applicable law on our consolidated real estate portfolio.

Worldwide Plaza Option

We are generally not permitted to engage in any business activities while implementing the Liquidation Plan, except to exercise the WWP Option to acquire the remaining 51.1% interest in the joint venture owning Worldwide Plaza, subject to our joint venture partner’s rights to retain up to 1.2% of the aggregate membership interest. The purchase price required to exercise the WWP Option equals the product of the percentage interest being acquired and the option price of approximately $1.4 billion, (subject to certain adjustments, including adjustments for any of our preferred return in arrears) minus the principal balance of the outstanding mortgage and mezzanine debt encumbering the Worldwide Plaza property, which was $875.0 million as of December 31, 2016.

NEW YORK REIT, INC.

March 31, 2017

On March 30, 2017, we exercised the WWP Option pursuant to our rights under the joint venture agreement for Worldwide Plaza subject to our joint venture partner’s rights to retain up to 1.2% of the aggregate membership interest, which the joint venture partner has elected to retain. In connection with the exercise, we made a $30.0 million deposit which is being held in escrow by an independent title company. The deposit was funded from the restricted cash account that was established from the proceeds of the POL Loans.

Our acquisition is subject to the satisfaction of the conditions relating to us as transferee under the mortgage and mezzanine loans encumbering the property. Approval of us as transferee requires that we have, at the time of transfer, a minimum net worth of $750.0 million and a minimum value of real estate assets controlled (through ownership or management) of $2.0 billion exclusive of our interest in Worldwide Plaza and cash. We believe that we currently satisfy, and at closing will satisfy, all requirements necessary to acquire the remaining interests. Upon acquisition, we will be required to pay a transfer fee equal to 0.25% of the outstanding principal balance of the mortgage and mezzanine loans. The remaining balance due at closing is expected to be primarily funded from the remaining balance in the restricted cash account from the POL Loans.

If consummated, the closing of the acquisition of the additional 49.9% interest in the joint venture owning Worldwide Plaza (51.1% less the 1.2% that the current joint venture partner has elected to retain) is expected to occur five business days after satisfaction of the conditions of our approval as transferee in accordance with the terms of the mortgage and mezzanine loans encumbering the Worldwide Plaza property. However, the closing will in no event occur earlier than April 29, 2017 or later than June 28, 2017, subject to the right of either the Company or our joint venture partner to independently adjourn the closing date for up to 60 days if the loan transfer conditions are not satisfied by June 28, 2017.

Dividends

In order to avoid paying corporate level tax, we are required to distribute annually at least 90% of our annual REIT taxable income, plus 100% of our capital gains. As previously disclosed, due to the approval of the plan of liquidation by the Company’s stockholders, the Company ceased paying regular monthly dividends. The actual amount and timing of, and record dates for, future liquidating distributions will be determined by our Board and will depend upon the timing and proceeds of the sale of our assets and the amounts deemed necessary by our Board to pay or provide for our liabilities and obligations and REIT requirements. Any such liquidating distributions on our common shares will be deemed a return of capital until the applicable holder has received liquidating distributions totaling its cost basis.

Loan Obligations

As of March 31, 2017, we had consolidated mortgage notes payable of $1.1 billion, excluding $427.9 million of unconsolidated mortgage debt relating to our pro rata share of Worldwide Plaza’s total mortgage debt of $875.0 million. As of March 31, 2017, the consolidated mortgage notes payable had a weighted average interest rate of 4.3% and our pro rata share of unconsolidated mortgage debt relating to Worldwide Plaza had a weighted average interest rate of 4.4%.

The payment terms of our mortgage loan obligations require principal and interest amounts payable monthly. Some of our mortgage note agreements require us to comply with specific reporting covenants. As of March 31, 2017, we were in compliance with the financial covenants under our mortgage note agreements.

Cash Flows

Our level of liquidity based upon cash and cash equivalents increased by approximately $6.2 million from $45.5 million at December 31, 2016 to $51.7 million at March 31, 2017. The increase in cash and cash equivalents was primarily generated from property operations. The common stockholders approved the Liquidation Plan on January 3, 2017, and we adopted the liquidation basis of accounting effective January 1, 2017.

We did not have any sources of non-operating cash flow for the three months ended March 31, 2017.

NEW YORK REIT, INC.

March 31, 2017

Our primary uses of non-operating cash flow for the three months ended March 31, 2017 include:

•	$30.0 million for the deposit required upon our exercise of the WWP Option which was funded from restricted cash;

•	$0.5 million for capital improvements at our properties; and

•	$0.1 million for principal repayments on our mortgage notes payable.

Contractual Obligations

Debt Obligations

The following is a summary of our contractual debt obligations as of March 31, 2017:

			Years Ended December 31,
		April 1, 2017 -
(In thousands)	Total	December 31, 2017	2018 - 2019	2020 - 2021	Thereafter
Principal payment due:
Mortgage notes payable (1)	$1,128,999	$804,951	$305,730	$18,318	$—

Interest payments due:
Mortgage notes payable (1)	$66,558	$37,153	$27,164	$2,241	$—

(1)	The mezzanine loan is classified as mortgage notes payable on the Consolidated Statement of Net Assets and is included in this table.

Lease Obligations

We entered into ground lease agreements with the owners of the land parcels at 350 Bleecker Street and the Viceroy Hotel. The following table reflects the minimum base cash rental payments due from us over the next five years and thereafter under these arrangements. These amounts exclude contingent rent payments, as applicable, that may be payable based on provisions related to increases in annual rent based on exceeding certain economic indexes, among other items.

			Years Ended December 31,
		April 1, 2017 -
(In thousands)	Total	December 31, 2017	2018 - 2019	2020 - 2021	Thereafter
Ground lease obligations	$269,466	$3,743	$10,607	$11,065	$244,051

Comparability of Financial Data From Period to Period

Under going concern accounting, the comparability of financial data from period to period was affected by several items including (i) the timing of our property acquisition and leasing activity; (ii) the timing of property sales; (iii) when material impairment losses on assets are taken; and (iv) fluctuations in the fair value of our OP units and restricted shares.

Results of Operations

In light of the adoption of liquidation basis accounting as of January 1, 2017, the results of operations for the current year period is not comparable to the prior year period. Our assets continue to perform in a manner that is relatively consistent with prior reporting periods. We have experienced no significant changes in occupancy or rental rates, other than those discussed below.

NEW YORK REIT, INC.

March 31, 2017

Due to the adoption of the Liquidation Plan, we are no longer reporting funds from operations, core funds from operations, adjusted funds from operations, adjusted earnings before interest, taxes, depreciation and amortization, net operating income, cash net operating income and adjusted cash net operating income, as we no longer consider these to be key performance measures.

Occupancy and Leasing

As of March 31, 2017, our combined portfolio, including Worldwide Plaza, an unconsolidated joint venture, was 94.2% leased, compared to 93.4% as of December 31, 2016. Occupancy is inclusive of leases signed but not yet commenced. See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Significant Accounting Estimates and Critical Accounting Policies above for accounting policies relating to revenue recognition.

Changes in Net Assets in Liquidation

Period from January 1, 2017 through March 31, 2017

We did not experience any changes in property valuation for the three months ended March 31, 2017. The primary reason for the $121,000 increase in net assets in liquidation for the three month period was due to a remeasurement of expected cash flows over the anticipated holding period of various properties.

The Company’s unaudited financial statements included in this Quarterly Report on Form 10-Q are prepared on the liquidation basis of accounting and accordingly include an estimate of the liquidation value of our assets and other estimates, including estimates of anticipated cash flow, timing of asset sales and liquidation expenses. These estimates update estimates that we have previously provided. These estimates are based on multiple assumptions, one or more of which may prove to be incorrect, and the actual amount of liquidating distributions we pay to you may be more or less than these estimates. We cannot assure you of the actual amount or timing of liquidating distributions you will receive pursuant to the Liquidation Plan.

Election as a REIT

We elected and qualified to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), effective for our taxable year ended December 31, 2010. We believe that, commencing with such taxable year, we have been organized and operated in a manner so that we qualify for taxation as a REIT under the Code. We intend to continue to operate in such a manner, but no assurance can be given that we will operate in a manner so as to remain qualified for taxation as a REIT. In order to continue to qualify for taxation as a REIT we must, among other things, distribute annually at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP) determined without regard for the deduction for dividends paid and excluding net capital gains, and must comply with a number of other organizational and operational requirements. If we continue to qualify for taxation as a REIT, we generally will not be subject to federal corporate income tax on that portion of our REIT taxable income that we distribute to our stockholders. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and properties as well as federal income and excise taxes on our undistributed income.

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

Subsequent Events

Based on calculations for the Three-Year Period, 43,685 LTIP units were earned by the Former Advisor under the terms of the OPP on April 15, 2017. Pursuant to the OPP Side Letter, these LTIP units were immediately vested on April 15, 2017, were converted on a one-for-one basis into unrestricted shares of our common stock on May 9, 2017, and issued to the Former Advisor on May 9, 2017.

NEW YORK REIT, INC.

March 31, 2017

Significant Accounting Estimates and Critical Accounting Policies

Set forth below is a summary of the significant accounting estimates and critical accounting policies that management believes are important to the preparation of our consolidated financial statements. Certain of our accounting estimates are particularly important for an understanding of our financial position and results of operations and require the application of significant judgment by our management. As a result, these estimates are subject to a degree of uncertainty. Prior to the adoption of the Liquidation Plan, our most sensitive estimates involved the allocation of the purchase price of acquired properties, evaluating our real estate investments for impairment, and valuing our OP and LTIP units. Subsequent to the adoption of the Liquidation Plan, we are required to estimate all costs and income we expect to incur and earn through the end of liquidation including the estimated amount of cash we expect to collect on the disposal of our assets and the estimated costs to dispose of our assets.

Revenue Recognition

Prior to the adoption of the Liquidation Plan, we accounted for our leases with tenants as operating leases with rental revenue recognized on a straight-line basis over the initial term of the lease. Because many of our leases provide for rental increases at specified intervals, generally accepted accounting principles (“GAAP”) required us to record a receivable, and include in revenues on a straight-line basis, unbilled rent receivables that we would only receive if the tenant made all rent payments required through the expiration of the initial term of the lease. We deferred the revenue related to lease payments received from tenants in advance of their due dates. When we acquired a property, the acquisition date was considered to be the commencement date for purposes of this calculation.

Rental revenue recognition commenced when the tenant took possession or control of the physical use of the leased space. For the tenant to take possession, the leased space had to be substantially ready for its intended use. To determine whether the leased space was substantially ready for its intended use, we evaluated whether we, or the tenant, owned the tenant improvements. When we were the owner of tenant improvements, rental revenue recognition began when the tenant took possession of the finished space, which was when such improvements were substantially complete. When we concluded that the tenant was the owner of tenant improvements, rental revenue recognition began when the tenant took possession of or controlled the space.

When we concluded that we are the owner of tenant improvements, we capitalized the cost to construct the tenant improvements, including costs paid for or reimbursed by the tenants. When we concluded that the tenant was the owner of tenant improvements for accounting purposes, we recorded our contribution towards those improvements as a lease incentive, which was included in deferred leasing costs, net on the consolidated balance sheet as of December 31, 2016 and amortized as a reduction to rental income on a straight-line basis over the term of the lease.

Under liquidation accounting, we have accrued all income that we expect to earn through the end of liquidation to the extent we have a reasonable basis for estimation. These amounts are classified in liability for estimated costs in excess of estimated receipts during liquidation on the Consolidated Statement of Net Assets.

In accordance with liquidation accounting, as of January 1, 2017, tenant and other receivables were adjusted to their net realizable values. We continually review tenant and other receivables to determine collectability. Any changes in the collectability of the receivables is reflected in the net realizable value of the receivable.

Under going concern accounting, unbilled rent receivable included the difference between straight line rent and contractual amounts due. We reviewed unbilled rent receivables monthly for collectability. Unbilled rent receivable is not contemplated under liquidation accounting. We accrue rental revenue based on contractual amounts expected to be collected during liquidation.

NEW YORK REIT, INC.

March 31, 2017

We own certain properties with leases that include provisions for the tenant to pay contingent rental income based on a percent of the tenant’s sales upon the achievement of certain sales thresholds or other targets which may be monthly, quarterly or annual targets. As the lessor to the aforementioned leases, under going concern accounting we deferred the recognition of contingent rental income until the specified target that triggered the contingent rental income was achieved, or until such sales upon which percentage rent is based were known. Contingent rental income earned was included in rental income on the consolidated statement of operations and comprehensive loss for the year ended December 31, 2016. Contingent rental income is not contemplated under liquidation accounting unless we have a reasonable basis to estimate future receipts.

Cost recoveries from tenants are included in operating expense reimbursement in the period the related costs are incurred, as applicable.

Our hotel revenues are recognized as earned and are derived from room rentals and other sources such as charges to guests for telephone service, movie and vending commissions, meeting and banquet room revenue and laundry services.

Investments in Real Estate

Prior to the adoption of the Liquidation Plan, we evaluated the inputs, processes and outputs of each asset acquired to determine if the transaction was a business combination or asset acquisition. If an acquisition qualified as a business combination, the related transaction costs were recorded as an expense in the consolidated statement of operations. If an acquisition qualified as an asset acquisition, the related transaction costs were generally capitalized and subsequently amortized over the useful life of the acquired assets.

In business combinations, we allocated the purchase price of acquired properties to tangible and identifiable intangible assets or liabilities and non-controlling interests based on their respective estimated fair values. Tangible assets included land, land improvements, buildings, fixtures and tenant improvements. Intangible assets or liabilities included the value of in-place leases, above- and below-market leases and other identifiable intangible assets or liabilities based on lease or property specific characteristics.

The fair value of the tangible assets of an acquired property with an in-place operating lease was determined by valuing the property as if it were vacant, and the “as-if-vacant” value was then allocated to the tangible assets based on the fair value of the tangible assets. The fair value of in-place leases was determined by considering estimates of carrying costs during the expected lease-up periods, current market conditions, as well as costs to execute similar leases. The fair value of above- or below-market leases was recorded based on the present value of the difference between the contractual amount to be paid pursuant to the in-place lease and our estimate of the comparable fair market lease rate, measured over the remaining term of the lease.    The fair value of other intangible assets, such as real estate tax abatements, were recorded based on the present value of the expected benefit and amortized over the expected useful life including any below-market fixed rate renewal options for below-market leases.

Fair values of assumed mortgages, if applicable, were recorded as debt premiums or discounts based on the present value of the estimated cash flows, which was calculated to account for either above- or below-market interest rates.

We utilized a number of sources in making our estimates of fair values for purposes of allocating purchase price including real estate valuations prepared by independent valuation firms. We also considered information and other factors including: market conditions, the industry in which the tenant operates, characteristics of the real estate such as location, size, demographics, value and comparative rental rates, tenant credit profile and the importance of the location of the real estate to the operations of the tenant’s business.

As of January 1, 2017, the investments in real estate were adjusted to their estimated net realizable value, or liquidation value, to reflect the change to the liquidation basis of accounting. The liquidation value represents the estimated amount of cash we will collect on the disposal of our assets as we carry out our Liquidation Plan. The liquidation value of our investments in real estate are presented on an undiscounted basis. Estimated costs to dispose of these assets are presented separately from the related assets. Subsequent to January 1, 2017, all changes in the estimated liquidation value of the investments in real estate are reflected as a change in our net assets in liquidation.

NEW YORK REIT, INC.

March 31, 2017

Depreciation and Amortization

Under going concern accounting, depreciation was computed using the straight-line method over the estimated useful lives of up to 40 years for buildings, 15 years for land improvements, five to seven years for fixtures and improvements, and the shorter of the useful life or the remaining lease term for tenant improvements and leasehold interests. Under liquidation accounting, investments in real estate are no longer depreciated.

Under going concern accounting, acquired above-market leases were amortized as a reduction of rental income over the remaining terms of the respective leases. Acquired below-market leases were amortized as an increase to rental income over the remaining terms of the respective leases and expected below-market renewal option periods. Acquired above-market ground leases were amortized as a reduction of property operating expense over the remaining term of the respective leases. Acquired below-market ground leases were amortized as an increase to property operating expense over the remaining term of the respective leases and expected below-market renewal option period. The value of in-place leases, exclusive of the value of above- and below-market in-place leases, was amortized to depreciation and amortization expense over the remaining periods of the respective leases. Assumed mortgage premiums or discounts, if applicable, were amortized as a reduction or increased to interest expense over the remaining term of the respective mortgages. Under liquidation accounting, intangible assets and liabilities are included in the liquidation value of investments in real estate and are no longer amortized.

Impairment of Long Lived Assets

Under going concern accounting, when circumstances indicated the carrying value of a property may not be recoverable, we reviewed the asset for impairment. This review was based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property’s use and eventual disposition. These estimates considered factors such as expected future operating income, market and other applicable trends and residual value, as well as the effects of leasing demand, competition and other factors. If such estimated cash flows were less than the carrying value of a property, an impairment loss was recorded to the extent that the carrying value exceeded the estimated fair value of the property.

Derivative Instruments

We use derivative financial instruments to hedge the interest rate risk associated with a portion of our borrowings. The principal objective of such agreements is to minimize the risks and costs associated with our operating and financial structure as well as to hedge specific anticipated transactions.

Prior to the adoption of the Liquidation Plan, all derivatives were carried on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depended on the intended use of the derivative, whether we elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that is attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge.

If we designated a qualifying derivative as a hedge, changes in the value of the derivative were reflected in accumulated other comprehensive income (loss) on the accompanying consolidated balance sheet. If a derivative did not qualify as a hedge, or if we did not elect to apply hedge accounting, changes in the value of the derivative were reflected in other income (loss) on the accompanying consolidated statement of operations and comprehensive income (loss).

NEW YORK REIT, INC.

March 31, 2017

As these instruments will not be converted into cash or other consideration, derivative financial instruments have been valued at $0 as of January 1, 2017 in accordance with liquidation accounting. These financial instruments are still in place and effective as of March 31, 2017. We have accrued the estimated monthly amounts for our swap agreements which are included in the liability for estimated costs in excess of estimated receipts during liquidation.

NEW YORK REIT, INC.

March 31, 2017

Recent Accounting Pronouncement

There are no new accounting pronouncements that are applicable or relevant to the Company under the liquidation basis of accounting.

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

As of March 31, 2017, our debt consisted of both fixed and variable-rate debt. We had fixed-rate secured mortgage notes payable with an aggregate carrying value of $44.7 million and a fair value of $44.1 million. Changes in market interest rates on our fixed-rate debt impact the fair value of the notes, but it has no impact on interest due on the notes. For instance, if interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our obligation to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed–rate debt assumes an immediate 100 basis point move in interest rates from their March 31, 2017 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt by $0.3 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt by $0.3 million.

As of March 31, 2017, our variable-rate debt had a carrying and fair value of $1.1 billion. Interest rate volatility associated with this variable rate debt affects interest expense incurred and cash flow. The sensitivity analysis related to our variable-rate debt assumes an immediate 100 basis point move in interest rates from their March 31, 2017 levels, with all other variables held constant. A 100 basis point increase or decrease in variable interest rates on our variable-rate debt would increase or decrease our interest expense by $10.8 million annually.

These amounts were determined by considering the impact of hypothetical interest rates changes on our borrowing costs, and assuming no other changes in our capital structure. As the information presented above includes only those exposures that existed as of March 31, 2017, it does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.

Item 4. Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosure.

As of March 31, 2017 an evaluation was performed under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of March 31, 2017.

NEW YORK REIT, INC.

March 31, 2017

Other Matters

On March 8, 2017, the Company transferred all advisory duties from the Former Advisor to the Winthrop Advisor. Accordingly, the Winthrop Advisor is responsible for the disclosure controls and procedures and internal controls over financial reporting for the full quarter ended March 31, 2017.

In connection with the adoption of liquidation basis accounting as of January 1, 2017, certain of our internal controls over financial reporting became no longer relevant, primarily relating to asset impairments, and we adopted additional internal controls over financial reporting primarily with respect to the calculations of our asset values for liquidation accounting purposes.

NEW YORK REIT, INC.

March 31, 2017

SIGNATURES

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

The information related to litigation and regulatory matters contained in Note 12 — Commitments and Contingencies of our notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q is incorporated by reference into this Item 1. Except as set forth therein, as of the end of the period covered by this Quarterly Report on Form 10-Q, we are not a party to, and none of our properties are subject to, any material pending legal proceedings.

Item 1A. Risk Factors.

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

NEW YORK REIT, INC.

March 31, 2017

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW YORK REIT, INC.

By:	/s/ Wendy Silverstein
Wendy Silverstein

Chief Executive Officer and President
(Principal Executive Officer)

By:	/s/ John Garilli
John Garilli

Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer and Principal Accounting Officer)

Date: May 10, 2017

EXHIBIT INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description

10.1*	Indemnification Agreement, dated March 8, 2017, between New York REIT, Inc. and Howard Goldberg

10.2*	Indemnification Agreement, dated March 8,2017, between New York REIT, Inc. and John Garilli

31.1*	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	XBRL (eXtensible Business Reporting Language). The following materials from New York REIT, Inc.’s Quarterly Report on Form 10-Q for the three months ended March 31, 2017, formatted in XBRL: (i) the Consolidated Balance Sheet, (ii) the Consolidated Statement of Operations and Comprehensive Income (Loss), (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statement of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

*	Filed herewith