Form 10-Q
period 2017-06-30
New York REIT, Inc.
filed 2017-08-09
CIK 1474464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of July 31, 2017, the registrant had 167,928,730 shares of common stock, $0.01 par value per share, outstanding.

NEW YORK REIT, INC.

NEW YORK REIT, INC.

FORM 10-Q JUNE 30, 2017

CONSOLIDATED STATEMENT OF NET ASSETS

(Liquidation Basis)

(Unaudited, in thousands)

June 30, 2017
Assets
Investments in real estate	$3,679,191
Cash and cash equivalents	39,800
Restricted cash held in escrow	24,055
Accounts receivable	4,861

Total Assets	$3,747,907

Liabilities
Mortgage notes payable	$2,025,916
Liability for estimated costs in excess of estimated receipts during liquidation	139,092
Liability for non-controlling interests	9,432
Accounts payable, accrued expenses and other liabilities	26,355
Related party fees payable	60

Total Liabilities	2,200,855

Commitments and Contingencies
Net assets in liquidation	$1,547,052

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEW YORK REIT, INC.

FORM 10-Q JUNE 30, 2017

CONSOLIDATED BALANCE SHEET

(Going Concern Basis)

(Unaudited, in thousands, except for share and per share data)

December 31, 2016
Assets
Real estate investments, at cost:
Land	$477,171
Buildings, fixtures and improvements	1,176,152
Acquired intangible assets	132,348

Total real estate investments, at cost	1,785,671
Less accumulated depreciation and amortization	(210,738)

Total real estate investments, net	1,574,933
Cash and cash equivalents	45,536
Restricted cash	3,058
Investment in unconsolidated joint venture	190,585
Derivatives, at fair value	165
Tenant and other receivables	3,904
Receivable for mortgage proceeds	260,000
Unbilled rent receivables	52,620
Prepaid expenses and other assets	15,061
Deferred costs, net	6,518

Total assets	$2,152,380

Liabilities and Equity
Mortgage notes payable, net of deferred financing costs	$1,107,526
Market lease intangibles, net	65,187
Derivatives, at fair value	74
Accounts payable, accrued expenses and other liabilities (including amounts due to	33,364
related parties of $455 as of December 31, 2016)
Deferred revenue	4,548
Dividend payable	12

Total liabilities	1,210,711
Preferred stock, $0.01 par value; 40,866,376 shares authorized, none issued and outstanding	—
Convertible preferred stock, $0.01 par value; 9,133,624 shares authorized, none issued and outstanding	—
Common stock, $0.01 par value; 300,000,000 shares authorized, 167,066,364 shares issued and outstanding at December 31, 2016	1,671
Additional paid-in capital	1,445,092
Accumulated other comprehensive loss	(713)
Accumulated deficit	(515,073)

Total stockholders’ equity	930,977
Non-controlling interests	10,692

Total equity	941,669

Total liabilities and equity	$2,152,380

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEW YORK REIT, INC.

FORM 10-Q JUNE 30, 2017

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(Liquidation Basis)

(Unaudited, in thousands, except for share and per share data)

	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
Net assets in liquidation, beginning of period	$1,553,047	$1,552,926
Changes in net assets in liquidation:
Changes in liquidation value of investments in real estate	(2,500)	(2,500)
Remeasurement of assets and liabilities	(3,375)	(3,254)
Remeasurement of non-controlling interest	(120)	(120)

Changes in net assets in liquidation	(5,995)	(5,874)

Net assets in liquidation, end of period	1,547,052	$1,547,052

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEW YORK REIT, INC.

FORM 10-Q JUNE 30, 2017

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Going Concern Basis)

(Unaudited, in thousands, except share and per share data)

	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
Revenues:
Rental income	$29,769	$58,778
Hotel revenue	7,060	11,389
Operating expense reimbursement and other revenue	3,094	6,465

Total revenue	39,923	76,632

Operating expenses:
Property operating	10,089	20,455
Hotel operating	6,600	12,854
Operating fees incurred from the Advisor	3,050	6,124
Transaction related	6,261	6,610
General and administrative	609	(2,735)
Depreciation and amortization	16,587	33,812

Total operating expenses	43,196	77,120

Operating loss	(3,273)	(488)
Other income (expenses):
Interest expense	(9,312)	(19,038)
Income from unconsolidated joint venture	757	1,845
Income from preferred equity investment	3	21
Gain on sale of real estate investments, net	125	6,630
Loss on derivative instruments	(107)	(358)

Total other expenses	(8,534)	(10,900)

Net loss	(11,807)	(11,388)
Net loss attributable to non-controlling interests	267	335

Net loss attributable to stockholders	$(11,540)	$(11,053)

Other comprehensive loss:
Unrealized loss on derivatives	$(99)	$(978)

Total other comprehensive loss	(99)	(978)

Comprehensive loss attributable to stockholders	$(11,639)	$(12,031)

Basic and diluted weighted average common shares outstanding	164,835,872	164,354,242

Basic and diluted net loss per share attributable to stockholders	$(0.07)	$(0.07)

Dividends declared per common share	$0.12	$0.23

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEW YORK REIT, INC.

FORM 10-Q JUNE 30, 2017

COSOLIDATED STATEMENT OF CHANGES IN EQUITY

(Going Concern Basis)

(Unaudited, in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity	Non- controlling Interests	Total Equity
	Number of Shares	Par Value
Balance, December 31, 2015	162,529,811	$1,626	$1,403,624	$(1,237)	$(369,273)	$1,034,740	$57,529	$1,092,269
OP units converted to common stock	2,610,065	26	23,975	—	—	24,001	(24,001)	—
Equity-based compensation and redemption of vested shares	(11,823)	—	109	—	—	109	(8,642)	(8,533)
Dividends declared on common stock and distributions to non-controlling interest holders	—	—	—	—	(37,871)	(37,871)	(1,475)	(39,346)
Net loss	—	—	—	—	(11,053)	(11,053)	(335)	(11,388)
Other comprehensive loss	—	—	—	(978)	—	(978)	—	(978)

Balance, June 30, 2016	165,128,053	$1,652	$1,427,708	$(2,215)	$(418,197)	$1,008,948	$23,076	$1,032,024

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEW YORK REIT, INC.

FORM 10-Q JUNE 30, 2017

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited, in thousands)

Six Months Ended June 30, 2016
Cash flows from operating activities:
Net loss	$(11,388)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	33,812
Amortization of deferred financing costs	5,012
Accretion of below- and amortization of above-market lease liabilities and assets, net	(3,341)
Equity-based compensation	(8,363)
Loss on derivative instruments	358
Income from unconsolidated joint venture	(1,845)
Gain on sale of real estate investment, net	(6,630)
Bad debt expense	247
Changes in assets and liabilities:
Tenant and other receivables	(992)
Unbilled rent receivables	(4,149)
Prepaid expenses, other assets and deferred costs	(498)
Accrued unbilled ground rent	1,372
Accounts payable and accrued expenses	2,204
Deferred revenue	296

Net cash provided by operating activities	6,095

Cash flows from investing activities:
Proceeds from sale of real estate investments and redemption of preferred equity investment	35,429
Capital expenditures	(9,722)
Distributions from unconsolidated joint venture	16,101

Net cash provided by investing activities	41,808

Cash flows from financing activities:
Payments on mortgage notes payable	(19,144)
Refund of financing costs	19
Dividends paid	(37,881)
Distributions to non-controlling interest holders	(1,475)
Redemption of restricted shares	(172)
Restricted cash	276

Net cash used in financing activities	(58,377)

Net increase in cash and cash equivalents	(10,474)
Cash and cash equivalents, beginning of period	98,604

Cash and cash equivalents, end of period	$88,130

Supplemental disclosures:
Cash paid for interest	$14,214

Non-cash investing and financing activities:
Dividends payable	$17

Accrued capital expenditures	$17

Conversion of OP units to common stock	$24,001

NEW YORK REIT, INC.

Notes to Consolidated Financial Statements

June 30, 2017

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

The Company purchased its first property and commenced active operations in June 2010. As of June 30, 2017, the Company owned 19 properties, aggregating 4.4 million rentable square feet, with an average occupancy of 95.6%. The Company’s portfolio primarily consists of office and retail properties, representing 89% and 8%, respectively, of rentable square feet as of June 30, 2017. The Company has acquired hotel and other types of real properties to add diversity to its portfolio. Properties other than office and retail spaces represent 3% of rentable square feet.

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

The Company has no employees. Prior to March 8, 2017, the Company retained (i) New York Recovery Advisors, LLC (the “Former Advisor”) to manage its affairs on a day-to-day basis and (ii) New York Recovery Properties, LLC (the “ARG Property Manager”) to serve as the Company’s property manager, except for properties where services were performed by a third party. The Former Advisor and ARG Property Manager are under common control with AR Global Investments, LLC (the successor business to AR Capital, LLC, “AR Global”), (the “Sponsor”).

On March 8, 2017, the Company transferred all advisory duties from the Former Advisor to Winthrop REIT Advisors, LLC (the “Winthrop Advisor”) and property management services with respect to properties managed by ARG Property Manager were transferred to Winthrop Management, L.P. (the “Winthrop Property Manager”).

Note 2 — Liquidation Plan

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

June 30, 2017

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

The Board may terminate the Liquidation Plan without stockholder approval only (i) if the Board approves the Company entering into an agreement involving the sale or other disposition of all or substantially all of the assets or common stock by merger, consolidation, share exchange, business combination, sale or other transaction involving the Company or (ii) if the Board determines, in exercise of its duties under Maryland law, after consultation with the Winthrop Advisor, if applicable, or other third party experts familiar with the market for Manhattan office properties, that an adverse change in the market for Manhattan office properties has occurred and reasonably would expect it to adversely affect continuing with the Liquidation Plan. Notwithstanding approval of the Liquidation Plan by the stockholders, the Board may amend the Liquidation Plan without further action by our stockholders to the extent permitted under the current law.

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

Post Plan of Liquidation

Liquidation Basis of Accounting

As a result of the approval of the Liquidation Plan by the stockholders, the Company adopted the liquidation basis of accounting as of January 1, 2017 and for the periods subsequent to December 31, 2016 in accordance with GAAP. Accordingly, on January 1, 2017, the carrying value of the Company’s assets were adjusted to their liquidation value, which represents the estimated amount of cash that the Company will collect on disposal of assets as it carries out its Liquidation Plan. The current estimate of net assets in liquidation has been calculated based on projections that all the properties will be sold by March 31, 2018. The actual timing of sales has not yet been determined and is subject to future events and uncertainties. These estimates are subject to change based on the actual timing of future asset sales. The liquidation value of the Company’s operating properties is presented on an undiscounted basis. Estimated costs to dispose of assets have been presented separately from the related assets. Liabilities are carried at their contractual amounts due or estimated settlement amounts adjusted for the timing and other assumptions related to the liquidation process.

NEW YORK REIT, INC.

Notes to Consolidated Financial Statements

June 30, 2017

(unaudited)

The Company accrues costs and revenues that it expects to incur and earn through the end of liquidation to the extent it has a reasonable basis for estimation. Estimated costs expected to be incurred through the end of the liquidation period include budgeted property expenses and corporate overhead, costs to dispose of the properties, mortgage interest expense, costs associated with satisfying known and contingent liabilities and other costs associated with the winding up and dissolution of the Company. Revenues are based on in-place leases plus management’s estimates of revenue upon re-lease based on market assumptions. These amounts are classified as a liability for estimated costs in excess of estimated receipts during liquidation on the Consolidated Statement of Net Assets. Actual costs and revenues may differ from amounts reflected in the financial statements due to the inherent uncertainty in estimating future events. These differences may be material. See Note 4 for further discussion. Actual costs incurred but unpaid as of June 30, 2017 are included in accounts payable, accrued liabilities and other liabilities on the Consolidated Statement of Net Assets.

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

Use of Estimates

Certain of the Company’s accounting estimates are particularly important for an understanding of the Company’s financial position and results of operations and require the application of significant judgment by management. As a result, these estimates are subject to a degree of uncertainty. The Company is required to estimate all costs and revenue it expects to incur and earn through the end of liquidation including the estimated amount of cash it expects to collect on the disposal of its assets and the estimated costs to dispose of its assets. All of the estimates and evaluations are susceptible to change and actual results could differ materially from the estimates and evaluations.

Revenue Recognition

Under liquidation accounting, the Company has accrued all revenue that it expects to earn through the end of liquidation to the extent it has a reasonable basis for estimation. Revenues are accrued based on contractual amounts due under the leases in place over the estimated hold period of each asset. These amounts are classified in liability for estimated costs in excess of estimated receipts during liquidation on the Consolidated Statement of Net Assets.

In accordance with liquidation accounting, as of January 1, 2017, tenant and other receivables were adjusted to their net realizable values. Management continually reviews tenant and other receivables to determine collectability. Any changes in the collectability of the receivables is reflected in the net realizable value of the receivable.

The Company owns certain properties with leases that include provisions for the tenant to pay contingent rental income based on a percent of the tenant’s sales upon the achievement of certain sales thresholds or other targets which may be monthly, quarterly or annual targets. Contingent rental income is not contemplated under liquidation accounting unless there is a reasonable basis to estimate future receipts.

Investments in Real Estate

As of January 1, 2017, the investments in real estate were adjusted to their estimated net realizable value upon sale, or liquidation value, to reflect the change to the liquidation basis of accounting. The liquidation value represents the estimated amount of cash the Company expects to collect on the disposal of its assets as it carries out its Liquidation Plan. The liquidation value of the Company’s investments in real estate are presented on an undiscounted basis. Estimated revenue during the period prior to the expected sale date and costs to dispose of these assets are presented separately from the related assets. Subsequent to January 1, 2017, all changes in the estimated liquidation value of the investments in real estate are reflected as a change in the Company’s net assets in liquidation.

NEW YORK REIT, INC.

Notes to Consolidated Financial Statements

June 30, 2017

(unaudited)

The liquidation value of investments in real estate is based on a number of factors including discounted cash flow and direct capitalization analyses, detailed analysis of market comparables and broker opinions of value, and binding purchase offers to the extent available.

Amortization

Under liquidation accounting, intangible assets and liabilities are included in the liquidation value of investments in real estate and are no longer amortized.

Derivative Instruments

The Company uses derivative financial instruments to hedge the interest rate risk associated with a portion of its borrowings. The principal objective of such agreements is to minimize the risks and costs associated with the Company’s operating and financial structure as well as to hedge specific anticipated transactions.

As these instruments will not be converted into cash or other consideration, derivative financial instruments have been valued at $0 as of January 1, 2017 in accordance with liquidation accounting. These financial instruments are still in place and effective as of June 30, 2017.

Restricted Cash

Restricted cash primarily consists of maintenance, real estate tax, structural and debt service reserves.

Recent Accounting Pronouncement

There are no new accounting pronouncements that are applicable or relevant to the Company under the liquidation basis of accounting.

Note 4 — Liability for Estimated Costs in Excess of Estimated Receipts During Liquidation

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

NEW YORK REIT, INC.

Notes to Consolidated Financial Statements

June 30, 2017

(unaudited)

Upon transition to the liquidation basis of accounting on January 1, 2017, the Company accrued the following revenues and expenses expected to be earned or incurred during liquidation (in thousands):

Amount
Rents and reimbursements	$102,309
Hotel revenues	25,261
Property operating expenses	(27,006)
Hotel operating expense	(21,467)
Interest expense	(39,756)
General and administrative expenses	(40,124)
Capital expenditures	(8,274)
Sales costs	(69,524)

Liability for estimated costs in excess of estimated receipts during liquidation	$(78,581)

The change in the liability for estimated costs in excess of estimated receipts during liquidation as of June 30, 2017 is as follows (in thousands):

	January 1, 2017	Net Change in Working Capital (1)	Remeasurement of Assets and Liabilities	Consolidation (2)	June 30, 2017
Assets:
Estimated net inflows from investments in real estate	$58,303	$(31,285)	$(1,456)	$(1,572)	$23,990
Liabilities:
Sales costs	(69,524)	—	84	(57,334)	(126,774)
Corporate expenditures	(67,360)	32,934	(1,882)	—	(36,308)

	(136,884)	32,934	(1,798)	(57,334)	(163,082)

Total liability for estimated costs in excess of estimated receipts during liquidation	$(78,581)	$1,649	$(3,254)	$(58,906)	$(139,092)

(1)	Represents changes in cash, restricted cash, accounts receivable, accounts payable and accrued expenses as a result of the Company’s operating activity for the period ended June 30, 2017.
(2)	Represents adjustments necessary to reflect the consolidation of Worldwide Plaza (See Note 7).

NEW YORK REIT, INC.

Notes to Consolidated Financial Statements

June 30, 2017

(unaudited)

Note 5 — Net Assets in Liquidation

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

Net assets in liquidation decreased by $5.9 million during the six months ended June 30, 2017. The primary reasons for the decrease in net assets was due to (i) a $2.5 million decrease in the liquidation value of investments in real estate as a result of the contract for sale of the 50 Varick Street office property (see Subsequent Events), (ii) an increase of $1.7 million of projected tenant and capital improvement costs primarily at the 1440 Broadway and 256 West 38th Street properties, (iii) an increase of $1.8 million in estimated corporate expenditures and (iv) other cumulative adjustments across the portfolio which net to a $1.0 million decrease in net operating cash flow. The increase in projected corporate expenditures is primarily the result of a $1.2 million increase in the estimated asset management fee payable to the Winthrop Advisor as a result of the timing of the acquisition of the additional interest in Worldwide Plaza and a change in the anticipated holding periods of certain assets, and a $0.4 million increase in interest expense due to an increase in the LIBOR rate.

These items were partially offset by a $1.1 million increase in estimated cash flows resulting from extended holding periods of certain assets.

The net assets in liquidation at June 30, 2017 would result in liquidating distributions of approximately $9.21 per common share. This estimate of liquidating distributions includes projections of costs and expenses to be incurred during the period required to complete the Liquidation Plan. There is inherent uncertainty with these projections, and they could change materially based on the timing of the sales, the performance of the underlying assets and any changes in the underlying assumptions of the projected cash flows.

Note 6 — Real Estate Investments

The Company acquired an additional 49.9% equity interest in Worldwide Plaza on June 1, 2017. (See Note 7).

NEW YORK REIT, INC.

Notes to Consolidated Financial Statements

June 30, 2017

(unaudited)

The following table presents future minimum base cash rental payments due to the Company, subsequent to June 30, 2017. These amounts exclude contingent rental payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes among other items.

(In thousands)	Future Minimum Base Cash Rental Payments
July 1, 2017 - December 31, 2017	$116,702
2018	231,787
2019	227,393
2020	230,219
2021	225,569
Thereafter	1,294,493

Total	$2,326,163

Of the contractual base cash payments, excluding reimbursements, the Company expects to realize approximately $69.0 million over the remaining anticipated hold periods for all of its properties.

The following table lists the tenants whose annualized cash rent represented greater than 10% of total annualized cash rent as of June 30, 2017 and 2016:

Property Portfolio	Tenant	June 30,
		2017	2016
Worldwide Plaza	Cravath, Swaine & Moore, LLP	24%	16	%(1)
Worldwide Plaza	Nomura Holdings America, Inc.	16%	11	%(1)

(1)	Calculated based on the Company’s prorata share of base rent for 2016.

The termination, delinquency or non-renewal of any of the above tenants may have a material adverse effect on the Company’s operations.

Intangible Assets and Liabilities

Under the liquidation basis of accounting, intangible assets and liabilities are considered in the liquidation value of investments in real estate and are no longer amortized. Acquired intangible assets and liabilities as of December 31, 2016 consisted of the following:

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

NEW YORK REIT, INC.

Notes to Consolidated Financial Statements

June 30, 2017

(unaudited)

The following table discloses amounts recognized within the consolidated statement of operations and comprehensive loss for the three and six months ended June 30, 2016 (on a going concern basis) related to amortization of in-place leases and other intangibles, amortization and accretion of above- and below-market lease assets and liabilities, net and the amortization of above-market ground lease, for the period presented:

(In thousands)	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
Amortization of in-place leases and other intangibles (1)	$2,767	$5,807

Amortization and (accretion) of above- and below-market leases, net (2)	$(1,504)	$(3,116)

Amortization of above-market ground lease (3)	$(113)	$(225)

(1)	Reflected within depreciation and amortization expense.
(2)	Reflected within rental income.
(3)	Reflected within hotel expenses.

Real Estate Sales

The Company did not sell any properties during the six months ended June 30, 2017. During the six months ended June 30, 2016, the Company sold its properties located at 163-30 Cross Bay Boulevard in Queens, New York (“Duane Reade”), 1623 Kings Highway in Brooklyn, New York (“1623 Kings Highway”) and 2061-2063 86th Street in Brooklyn, New York (“Foot Locker”). The following table summarizes the properties sold during the six months ended June 30, 2016.

Property	Borough	Disposition Date	Contract Sales Price	Gain on Sale (1) (2)
			(in thousands)	(in thousands)
Duane Reade	Queens	February 2, 2016	$12,600	$126
1623 Kings Highway	Brooklyn	February 17, 2016	17,000	4,293
Foot Locker	Brooklyn	March 30, 2016	8,400	2,211

			$38,000	$6,630

(1)	Reflected within gain on sale of real estate investments, net in the consolidated statement of operations and comprehensive loss for the six months ended June 30, 2016.
(2)	During the six months ended June 30, 2016, the Company repaid three mortgage notes payable totaling $18.9 million with the proceeds from of the sales of Duane Reade, 1623 Kings Highway and Foot Locker.

The disposal of Duane Reade, 1623 Kings Highway and Foot Locker did not represent a strategic shift that had a major effect on the Company’s operations and financial results. Accordingly, the results of operations of these properties were classified within continuing operations for the six months ended June 30, 2016.

Note 7 — Acquisition of Equity Interest in Worldwide Plaza

On October 30, 2013, the Company purchased a 48.9% equity interest in Worldwide Plaza for a contract purchase price of $220.1 million, based on the property value at that time for Worldwide Plaza of $1.3 billion less $875.0 million of debt on the property.

NEW YORK REIT, INC.

Notes to Consolidated Financial Statements

June 30, 2017

(unaudited)

On March 30, 2017, the Company exercised the WWP Option pursuant to the Company’s rights under the joint venture agreement for Worldwide Plaza subject to the Company’s joint venture partner’s rights to retain up to 1.2% of the aggregate membership interest, which the joint venture partner has elected to retain.

On June 1, 2017, the Company acquired an additional 49.9% equity interest for a contract purchase price of $276.7 million, based on the option price of approximately $1.4 billion less $875.0 million of debt on the property. Following the exercise of the option, the Company now owns a total equity interest of 98.8% in Worldwide Plaza. As a result, the Company consolidates Worldwide Plaza as of June 1, 2017. In accordance with GAAP, the Company has recorded the Worldwide Plaza debt at its fair value of $897.0 million on its consolidated statement of net assets.

Note 8 — Mortgage Notes Payable

Mortgage notes payable are carried at their contractual amounts due under liquidation accounting. The Company had outstanding mortgage notes payable of $2.0 billion at June 30, 2017 and $1.13 billion at December 31, 2016. The mortgage notes payable are collateralized, directly or, in the case of the mezzanine note, indirectly, by the real estate held by the Company identified in the table below.

The Company’s mortgage notes payable as of June 30, 2017 and December 31, 2016 consist of the following (in thousands):

		Outstanding Loan Amount
Portfolio	Encumbered Properties	June 30, 2017	December 31, 2016	Effective Interest Rate		Interest Rate		Maturity
Mortgage Loan (1)	12	$500,000	$500,000	3.2%		Variable	(2)	Dec 2017
Mezzanine Loan (1)	12	260,000	260,000	6.5%		Variable	(2)	Dec 2017
256 West 38th Street	1	24,500	24,500	3.1%		Fixed	(6)	Dec 2017
1100 Kings Highway	1	20,200	20,200	3.4%		Fixed	(3)	Aug 2017
1440 Broadway (4)	1	305,000	305,000	4.3%		Variable	(2)	Oct 2019
Design Center	1	19,216	19,380	6.3%		Variable	(5)	Dec 2021
Worldwide Plaza (7)	1	875,000	—	4.6%		Fixed		Mar 2023

Mortgage notes payable, gross principal amount		2,003,916	1,129,080
Fair value adjustment		22,000

Mortgage notes payable		$2,025,916

Less: deferred financing costs, net			(21,554)

Mortgage notes payable, net of deferred financing costs			$1,107,526	4.4	%(8)

(1)	Encumbered properties are 245-249 West 17th Street, 333 West 34th Street, 216-218 West 18th Street, 50 Varick Street, 229 West 36th Street, 122 Greenwich Street, 350 West 42nd Street, 382-384 Bleecker Street, 350 Bleecker Street, 416-425 Washington Street, 33 West 56th Street and 120 West 57th Street (the “POL Loan Properties”).
(2)	LIBOR portion is capped through an interest rate cap agreement.
(3)	Fixed through interest rate swap agreement through July 31, 2017. The maturity date was extended to April 1, 2018.
(4)	Total commitments of $325 million; additional $20 million available, subject to lender approval, to fund certain tenant allowances, capital expenditures and leasing costs.
(5)	The variable interest rate reset in December 2016 and will remain fixed at this rate until December 2017.
(6)	Fixed through an interest rate swap agreement.
(7)	The property was consolidated as of June 1, 2017.
(8)	Calculated on a weighted average basis for all mortgages outstanding as of June 30, 2017.

NEW YORK REIT, INC.

Notes to Consolidated Financial Statements

June 30, 2017

(unaudited)

On August 1, 2017, the Company’s mortgage loan collateralized by the 1100 Kings Highway property was modified to extend the maturity date to April 1, 2018 and to allow for partial release of the collateral. The loan also requires a cash sweep starting January 1, 2018 unless the property is under contract for sale for an amount equal to or greater than 133% of the outstanding mortgage loan payable.

On December 20, 2016, the Company, through indirect wholly owned subsidiaries of the OP, entered into a mortgage loan (the “Mortgage Loan”) in the aggregate amount of $500.0 million and a mezzanine loan in the aggregate amount of $260.0 million (the “Mezzanine Loan” and, together with the Mortgage Loan, the “POL Loans”). The POL Loans are secured directly, in the case of the mortgage loan, and indirectly in the case of the mezzanine loan, by our properties located in New York, New York at 245-249 West 17th Street, 333 West 34th Street, 216-218 West 18th Street, 50 Varick Street, 229 West 36th Street, 122 Greenwich Street, 350 West 42nd Street, 382-384 Bleecker Street, 350 Bleecker Street, 416-425 Washington Street, 33 West 56th Street and 120 West 57th Street (the “POL Loan Properties”).

At the closing of the POL Loans, a portion of the net proceeds after closing costs was used to repay the $485.0 million principal amount then outstanding under the Company’s credit facility. As of December 31, 2016, the $260.0 million proceeds from the Mezzanine Loan were held in an escrow account by the servicer of the POL Loans and were recorded as a receivable in the Company’s consolidated balance sheet. Subsequently, on January 9, 2017, the $260.0 million proceeds were deposited into an operating account for the purpose of purchasing the additional equity interests in Worldwide Plaza (see Note 7). Prior to the repayment in full of the credit facility, all of the POL Loan Properties were included as part of the borrowing base thereunder.

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

NEW YORK REIT, INC.

Notes to Consolidated Financial Statements

June 30, 2017

(unaudited)

On September 30, 2015, in connection with the mortgage notes payable secured by its property located at 1440 Broadway, the Company executed guarantees in favor of the lenders with respect to the costs of certain unfunded obligations of the Company related to tenant allowances, capital expenditures and leasing costs, which guarantees are capped at $5.3 million in the aggregate. The guarantees expire in October 2019, the maturity date of the 1440 Broadway mortgage. As of June 30, 2017, the Company has not been required to perform under the guarantees and has not recognized any assets or liabilities related to the guarantees.

Some of the Company’s mortgage note agreements require compliance with certain property-level financial covenants including debt service coverage ratios. As of June 30, 2017, the Company was in compliance with the financial covenants under its mortgage note agreements.

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

June 30, 2017

(unaudited)

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

Financial instruments not carried at fair value

Under going concern accounting, the Company was required to disclose the fair value of financial instruments for which it was practicable to estimate the value. The fair value of short-term financial instruments such as cash and cash equivalents, restricted cash, prepaid expenses and other assets, accounts payable and dividends payable approximates their carrying value on the consolidated balance sheet due to their short-term nature. The carrying amount and fair value of the Company’s financial instruments that were not reported at fair value on the consolidated balance sheet are reported below.

		December 31, 2016
(In thousands)	Level	Carrying Amount	Fair Value
Mortgage notes payable	3	$1,129,080	$1,138,576

The fair value of mortgage notes payable was estimated using a discounted cash flow analysis based on similar types of arrangements.

Note 10 — Interest Rate Derivatives and Hedging Activities

Risk Management Objective of Using Derivatives

The Company uses derivative financial instruments, including interest rate swaps and caps, to hedge all or a portion of the interest rate risk associated with its borrowings. The principal objective of such arrangements is to minimize the risks and costs associated with the Company’s operating and financial structure as well as to hedge specific anticipated transactions. The Company does not utilize derivatives for speculative purposes or purposes other than interest rate risk management. The use of derivative financial instruments carries certain risks, including the risk that the counterparties to these contractual arrangements will not perform under the agreements. To mitigate this risk, the Company only enters into derivative financial instruments with counterparties that the Company believes to have high credit ratings and with major financial institutions with which the Company and the Advisor and its affiliates may also have other financial relationships.

Under going concern accounting, the Company’s derivative financial instruments were classified as separate assets and liabilities on the balance sheet. As these instruments will not be converted to cash or other consideration, derivative financial instruments have been valued at $0 as of January 1, 2017 in accordance with liquidation accounting. The financial instruments are still in place and effective as of June 30, 2017. The Company has accrued the estimated monthly settlement amounts for its swap agreements. The amount is included in the liability for estimated costs in excess of estimated receipts during liquidation.

NEW YORK REIT, INC.

Notes to Consolidated Financial Statements

June 30, 2017

(unaudited)

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

	December 31, 2016
Interest Rate Derivative	Number of Instruments	Notional Amount (In thousands)
Interest rate swaps	2	$44,700

Derivatives Not Designated as Hedges

Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements and other identified risks, but do not meet the strict hedge accounting requirements under GAAP. Changes in the fair value of derivatives not designated in hedging relationships were recorded directly in earnings, which resulted in an expense of $0.1 million and $0.4 million during the three and six months ended June 30, 2016, respectively, and included in loss on derivative instruments on the consolidated statement of operations and comprehensive loss.

As of December 31, 2016, the Company had the following outstanding interest rate derivatives that were not designated as hedges in qualified hedging relationships.

NEW YORK REIT, INC.

Notes to Consolidated Financial Statements

June 30, 2017

(unaudited)

	December 31, 2016
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

Derivatives in Cash Flow Hedging Relationships

The table below details the location in the financial statements of the income or loss recognized on interest rate derivatives designated as cash flow hedges for the three and six months ended June 30, 2016, respectively:

(In thousands)	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
Amount of loss recognized in accumulated other comprehensive loss from interest rate derivatives (effective portion)	$(423)	$(1,658)

Amount of loss reclassified from accumulated other comprehensive loss into income as interest expense (effective portion)	$(324)	$(680)

Amount of loss recognized in loss on derivative instruments (ineffective portion, reclassifications of missed forecasted transactions and amounts excluded from effectiveness testing)	$—	$(1)

NEW YORK REIT, INC.

Notes to Consolidated Financial Statements

June 30, 2017

(unaudited)

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

	Gross Amounts of Recognized Assets	Gross Amounts of Recognized Liabilities	Potential Net Amounts of Assets (Liabilities) Presented on the Balance Sheet	Gross Amounts Not Offset on the Balance Sheet
				Financial Instruments	Cash Collateral Posted	Net Amount
Derivatives (In thousands)
December 31, 2016	$165	$(74)	$91	$—	$—	$91

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

Note 11 — Common Stock

As of June 30, 2017 and December 31, 2016, the Company had 167.9 million and 167.1 million shares of common stock outstanding, respectively, including shares of unvested restricted common stock (“restricted shares”), but not including OP units or Long-term Incentive Plan units (“LTIP units”) which may in the future be converted into shares of common stock. On January 3, 2017, the Company issued 841,660 shares of its common stock upon redemption of 841,660 OP units held by certain individuals who are members of the Former Advisor or its affiliates. As of June 30, 2017, there were no OP units outstanding, other than OP units held by the Company, and no vested LTIP units outstanding. See Note 17 — Non-Controlling Interests.

From April 2014 through October 2016, the Board authorized, and the Company declared and paid, a monthly dividend at an annualized rate equal to $0.46 per share per annum. Dividends were paid to stockholders of record on the close of business on the 8th day of each month, payable on the 15th day of such month. In October 2016, the Company announced that, in light of the Liquidation Plan, which was then subject to stockholder approval, the Board determined that the Company would not pay a regular dividend for the month of November 2016 and did not expect to pay a regular monthly dividend for the month of December 2016 or thereafter. Because the Liquidation Plan was approved by the Company’s stockholders, the Company will not resume paying monthly dividends. In lieu of regular monthly dividends, the Company expects to make periodic liquidating distributions out of net proceeds of asset sales, subject to satisfying its liabilities, obligations and debt covenants. There can be no assurance as to the actual amount or timing of liquidating distributions stockholders will receive.

NEW YORK REIT, INC.

Notes to Consolidated Financial Statements

June 30, 2017

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

Future Minimum Base Rent Payments
(In thousands)	Ground Leases
July 1, 2017—December 31, 2017	$2,496
2018	5,175
2019	5,432
2020	5,432
2021	5,633
Thereafter	244,051

Total minimum lease payments	$268,219

Total rental expense related to operating leases was $1.9 million and $3.9 million, respectively, for the three and six months ended June 30, 2016. During the three and six months ended June 30, 2016, interest expense related to capital leases was approximately $16,000 and $32,000, respectively. The following table discloses assets recorded under capital leases and the accumulated amortization thereon as of December 31, 2016:

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

RXR Litigation

RXR Realty (“RXR”) initiated a suit against the Company alleging that it suffered “lost profits” in connection with the Company’s purchase of its 48.9% interest in Worldwide Plaza in October 2013. On August 12, 2014, the Supreme Court of the State of New York dismissed all of RXR’s claims against the seller of Worldwide Plaza and dismissed RXR’s disgorgement claims against the Company, permitting only a limited, immaterial claim against the Company for RXR’s cost of producing due diligence-related material to proceed. RXR appealed the ruling and, on October 13, 2015, the appellate court upheld the previous decisions; however, the appellate court held that the trial court’s exclusion of lost profit damages was premature and would have to be considered through a motion for summary

NEW YORK REIT, INC.

Notes to Consolidated Financial Statements

June 30, 2017

(unaudited)

judgment. The Company moved for partial summary judgment to reinstate the damages limitation, and the trial court granted the motion at oral argument on March 24, 2016. On June 16, 2016, RXR appealed, and on December 8, 2016, the appellate court entered an order denying RXR’s appeal and affirming the trial court’s damages limitation. On January 9, 2017, RXR filed a motion seeking reargument of the appellate court decision, or, in the alternative, leave to appeal to the Court of Appeals. On March 21, 2017, RXR’s motion for reargument or leave to appeal was denied. On June 22, 2017, RXR agreed to discontinue the claim and the proceeding has been discontinued in its entirety, with prejudice, and without fees or costs against any party.

Harris Derivative Suit

In October 2016, Berney Harris (the “Plaintiff”) filed a derivative complaint (the “Harris Complaint”) on behalf of public stockholders of the Company against the Company, certain current and former members of its board of directors (the “director defendants”), the Former Advisor, and certain affiliates of the Former Advisor (together with the Former Advisor, the “Former Advisor defendants”). The Complaint was filed in New York Supreme Court, New York County on October 13, 2016. The Harris Complaint alleges, among other things, that the director defendants breached their fiduciary duties to the public stockholders of the Company by putting the interests of the Former Advisor defendants before those of the public stockholders, which breach was aided and abetted by the Former Advisor defendants. The Harris Complaint also asserts claims of corporate waste against the director defendants and unjust enrichment against certain of the Former Advisor defendants. On December 16, 2016, the defendants filed motions to dismiss on the basis of a provision in the Company’s bylaws providing that the state or federal courts of Maryland are the sole and exclusive forum for claims such as those raised in the Harris Complaint. An Evaluation Committee of the Board of Directors, which consists of three independent, disinterested directors and was appointed to evaluate what actions should be taken by the Company in connection with the Harris Complaint, filed a memorandum of law on August 4, 2017 in support of this motion. If the motion is granted and the case is dismissed, the Harris Complaint may be refiled in Maryland. If the motion is denied, the case will proceed in New York Supreme Court, New York County. In either event, the defendants still have various other grounds on which to move to dismiss, and the Company intends to vigorously defend against all claims.

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

Viceroy Hotel

The following table details revenues from related parties at the Viceroy Hotel. The Company did not have any receivables from related parties as of June 30, 2017 or December 31, 2016.

NEW YORK REIT, INC.

Notes to Consolidated Financial Statements

June 30, 2017

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2017	2016	2017	2016
Hotel revenues	$2	$16	$5	$29

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

Beginning on March 1, 2017, the Company pays Winthrop Advisor an asset management fee equal to 0.325% per annum of the cost of assets (as defined in the Services Agreement) up to $3.0 billion and 0.25% per annum of the cost of assets in excess of $3.0 billion. In connection with the adoption of liquidation accounting, the Company accrues costs it expects to incur through the end of liquidation. In this regard, at June 30, 2017 the Company has accrued, based on its estimate of the timing of sales, asset management fees of $3,506,000 payable to the Winthrop Advisor. This amount is included in liabilities for estimated costs in excess of estimated receipts during liquidation. Actual fees incurred may differ significantly from these estimates due to inherent uncertainty in estimating future events.

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

NEW YORK REIT, INC.

Notes to Consolidated Financial Statements

June 30, 2017

(unaudited)

The following table details amounts incurred by the Company to the Winthrop Advisor and its affiliates in connection with the operations related services described above for the periods presented and any amounts payable to or due from the Winthrop Advisor as of the dates specified:

	Three Months Ended June 30,		Six Months Ended June 30,		Payable (Receivable) as of
	2017	2016	2017	2016	June 30, 2017	December 31, 2016
(In thousands)	Incurred	Incurred	Incurred	Incurred
Asset management fees	$2,003	$—	$3,670	$—	$—	$—
Property management fees	218	—	264	—	60	—

Total related party operational fees and reimbursements	$2,221	$—	$3,934	$—	$60	$—

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

The Company was also party to a transfer agency agreement with American National Stock Transfer, LLC, a subsidiary of the parent company of the Former Dealer Manager (“ANST”), pursuant to which ANST provided the Company with transfer agency services (including broker and stockholder servicing, transaction processing, year-end IRS reporting and other services), and supervisory services overseeing the transfer agency services performed by DST Systems, Inc., a third-party transfer agent (“DST”). The Sponsor received written notice from ANST on February 10, 2016 that it would wind down operations by the end of February and would withdraw as the transfer agent effective February 29, 2016. DST continued to provide the Company with transfer agency services and, on March 10, 2016, the Company entered into a definitive agreement with DST to provide the Company directly with transfer agency services (including broker and stockholder servicing, transaction processing, year-end IRS reporting and other services). For the six months ended June 30, 2016, fees for these services are included in general and administrative expenses on the consolidated statement of operations and comprehensive income (loss) during the period in which the service was provided.

NEW YORK REIT, INC.

Notes to Consolidated Financial Statements

June 30, 2017

(unaudited)

The following table details amounts incurred and paid by the Company to, and amounts waived by, the Former Advisor and its affiliates in connection with the operations related services described above for the periods presented and any amounts payable to or due from the Former Advisor as of the dates specified:

	Three Months Ended June 30,				Six Months Ended June 30,				Payable (Receivable) as of
	2017		2016		2017		2016		June 30, 2017	December 31, 2016
(In thousands)	Incurred	Waived	Incurred	Waived	Incurred	Waived	Incurred	Waived
To the Former Advisor and affiliates:
Asset management fees	$—	$—	$3,050	$—	$2,339	$—	$6,124	$—	$—	$51
Transfer agent and other professional fees	—	—	658	—	414	—	1,350	—	—	299
Property management fees	—	—	508	508	560	—	994	994	—	105

Total related party operational fees and reimbursements	$—	$—	$4,216	$508	$3,313	$—	$8,468	$994	$—	$455

The Former Advisor agreed to waive certain fees, including property management fees, during the three and six months ended June 30, 2016. The fees that were waived were not deferrals and accordingly, were not and will not be paid to the Former Advisor.

In connection with the sale of one or more properties, for which the Former Advisor provided a substantial amount of services as determined by the Company’s independent directors, the Company was required to pay the Former Advisor a property disposition fee not to exceed the lesser of 2.0% of the contract sale price of the property or 50% of the competitive real estate commission paid if a third party broker was also involved; provided, however that in no event could the property disposition fee paid to the Former Advisor when added to real estate commissions paid to unaffiliated third parties exceed the lesser of 6.0% of the contract sales price and a competitive real estate commission. For purposes of the foregoing, “competitive real estate commission” meant a real estate brokerage commission for the purchase or sale of a property which was reasonable, customary and competitive in light of the size, type and location of the property. The Company incurred and paid $0.2 million in property disposition fees to the Former Advisor during the six months ended June 30, 2016 related to the sale of certain properties. No such fees were incurred or paid during the three months ended June 30, 2016.

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

Note 15 — Share-Based Compensation

Stock Option Plan

The Company has a stock option plan (the “Plan”) which authorizes the grant of nonqualified stock options to the Company’s independent directors, officers, advisors, consultants and other personnel, subject to the absolute discretion of the board of directors and the applicable limitations of the Plan. The exercise price for all stock options granted under the Plan is equal to the fair market value of a share on the date of grant. Upon a change in control, unvested options will become fully vested and any performance conditions imposed with respect to the options will be deemed to be fully achieved. A total of 0.5 million shares have been authorized and reserved for issuance under the Plan. As of June 30, 2017 and December 31, 2016, no stock options were issued under the Plan.

NEW YORK REIT, INC.

Notes to Consolidated Financial Statements

June 30, 2017

(unaudited)

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

Under the RSP, the annual amount granted to the independent directors is determined by the board of directors. The maximum number of shares of stock granted under the RSP cannot exceed 10% of the Company’s outstanding shares of common stock, par value $0.01 per share, on a fully diluted basis at any time. Restricted shares issued to independent directors generally vest over a three-year period in increments of 33.3% per annum. Generally, such awards provide for accelerated vesting of (i) all unvested restricted shares upon a change in control or a termination without cause and (ii) the portion of the unvested restricted shares scheduled to vest in the year of voluntary termination or the failure to be reelected to the board. The restricted stock award agreements provide that the shares will vest on the consummation of the sale or disposition by the Company of all or substantially all of the Company’s assets (or any transaction or series of transactions within a period of twelve months), which could occur as a result of the Liquidation Plan.

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

The following table displays restricted share award activity during the six months ended June 30, 2017:

	Number of Restricted Shares	Weighted-Average Issue Price per Share
Unvested, December 31, 2016	268,780	$10.50
Vested	(160,558)	$10.47
Forfeited	(22,979)	$10.30

Unvested, June 30, 2017	85,243	$10.31

Under going concern accounting, the Company measured stock-based compensation expense at each reporting date for any changes in the fair value and recognized the expense prorated for the portion of the requisite service period completed. Accordingly, the Company recognized $0.2 million and $0.3 million in non-cash compensation expense for the three and six months ended June 30, 2016, respectively. Under liquidation accounting, compensation expense is no longer recorded as the vesting of the restricted shares does not result in cash outflow for the Company.

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

NEW YORK REIT, INC.

Notes to Consolidated Financial Statements

June 30, 2017

(unaudited)

Prior to the OPP Side Letter dated December 19, 2016 (“OPP Side Letter”), subject to the Former Advisor’s continued service through each vesting date, one third of any earned LTIP Units would vest on each of the third, fourth and fifth anniversaries of the Effective Date.

On April 15, 2015 and 2016, in connection with the end of the One-Year Period and Two-Year Period, 367,059 and 805,679 LTIP Units, respectively, were earned by the Former Advisor under the terms of the OPP. Pursuant to the OPP Side Letter, these LTIP Units immediately vested upon approval by the Compensation Committee and converted on a one-for-one basis into unrestricted shares of the Company’s common stock.

Based on calculations for the Three-Year Period, the Former Advisor earned 43,685 LTIP Units under the terms of the OPP on April 15, 2017. Pursuant to the terms of the OPP Side Letter, these LTIP units were immediately vested on April 15, 2017, were converted on a one-for-one basis into unrestricted shares of the Company’s common stock on May 9, 2017, and issued to the Former Advisor on May 9, 2017. Following the issuance of the shares of common stock on May 9, 2017, the remaining 7,664,156 LTIP Units issued to the Former Advisor were forfeited.

Under the OPP, the Former Advisor’s eligibility to earn a number of LTIP Units with a value equal to a portion of the OPP Cap upon the first, second and third anniversaries of the Effective Date was based on the Company’s achievement of certain levels of total return to the Company’s stockholders (“Total Return”), including both share price appreciation and common stock dividends, as measured against a peer group of companies, as set forth below, for the three-year performance period commencing on the Effective Date (the “Three-Year Period”); each 12-month period during the Three-Year Period (the “One-Year Period”); and the initial 24-month period of the Three-Year Period (the “Two-Year Period”), as follows:

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

Relative Component: 4% of any excess Total Return attained above the Total Return for the performance period of the Peer Group*, subject to a ratable sliding scale factor as follows based on achievement of cumulative Total Return measured from the beginning of such period:

• 100% will be earned if total stockholder return achieved is at least:	18%		6%		12%
• 50% will be earned if total stockholder return achieved is:	0%		0%		0%
• 0% will be earned if total stockholder return achieved is less than:	0%		0%		0%
• a percentage from 50% to 100% calculated by linear interpolation will be earned if the cumulative Total Return achieved is between:	0	%-18%	0	% -6%	0	% -12%

*	The “Peer Group” was comprised of the companies in the SNL US REIT Office Index as of the Effective Date.

NEW YORK REIT, INC.

Notes to Consolidated Financial Statements

June 30, 2017

(unaudited)

The potential outperformance award was calculated at the end of each One-Year Period, the Two-Year Period and the Three-Year Period. The award earned for the Three-Year Period was based on the formula in the table above less any awards earned for the Two-Year Period and One-Year Periods, but not less than zero; the award earned for the Two-Year Period was based on the formula in the table above less any award earned for the first and second One-Year Period, but not less than zero. Any LTIP Units that were unearned at the end of any performance period have been forfeited.

After an LTIP Unit was earned, the holder of such LTIP Unit was entitled to a catch-up distribution and thereafter the same distributions as paid to the holder of an OP Unit.

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

NEW YORK REIT, INC.

Notes to Consolidated Financial Statements

June 30, 2017

(unaudited)

The following is a summary of the basic and diluted net loss per share computations for the periods presented:

	Three Months Ended	Six Months Ended
(In thousands, except share and per share data)	June 30, 2016	June 30, 2016
Basic and diluted net loss attributable to stockholders	$(11,540)	$(11,053)

Weighted average shares outstanding, basic and diluted	164,835,872	164,354,242

Net loss per share attributable to stockholders, basic and diluted	$(0.07)	$(0.07)

Diluted net income per share assumes the conversion of all common share equivalents into an equivalent number of common shares, unless the effect is anti-dilutive. The Company considers unvested restricted shares, OP units and LTIP units to be common share equivalents.

Note 17 — Non-Controlling Interests

Under going concern accounting, consolidated joint ventures are recorded on a gross basis with an allocation of equity to non-controlling interest holders.

The Company is the sole general partner of the OP, and the Company and a subsidiary of the Company hold all of the OP units as of June 30, 2017. As of December 31, 2016, the Former Advisor or members, employees or former employees of the Former Advisor held 841,660 OP units and 7,707,841 unvested LTIP units. On January 3, 2017, the Company issued 841,660 shares of its common stock upon redemption of 841,660 OP units following which no OP units remained outstanding other than OP units held by the Company corresponding to shares of the Company common stock. There were $0 and $0.4 million of distributions paid to OP unit and LTIP unit holders during the six months ended June 30, 2017 and 2016, respectively.

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

Under liquidation accounting, consolidated joint ventures will be presented on a gross basis with a payable to the non-controlling interest holder which is reflected on the Consolidated Statement of Net Assets as liability for non-controlling interests.

Note 18 — Subsequent Events

On August 7, 2017, the Company sold to an independent third party its 50 Varick Street office property in Manhattan, New York for a gross sales price of $135.0 million. The property was part of the collateral for the Company’s $760.0 million POL Loans. In connection with the sale, the Company paid down $78.1 million of debt as required under the POL Loans. After satisfaction of debt, pro-rations and closing costs the Company received net proceeds of approximately $49.1 million. The liquidation value of the property was $137.5 million at March 31, 2017. The liquidation value was adjusted to $135.0 million at June 30, 2017 based on the contract sale price.

NEW YORK REIT, INC.

Notes to Consolidated Financial Statements

June 30, 2017

(unaudited)

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

The Liquidation Plan enables us to sell any and all of our assets without further approval of the stockholders and provides that liquidating distributions be made to the stockholders as determined by the Board. Pursuant to applicable REIT rules, we must complete the disposition of our assets by January 3, 2019, two years after the date the Liquidation Plan was approved by the stockholders, in order to deduct liquidating distributions as dividends. In order

NEW YORK REIT, INC.

Notes to Consolidated Financial Statements

June 30, 2017

(unaudited)

to comply with applicable tax laws, any of our assets not sold by January 3, 2019 will be distributed into a liquidating trust. If we transfer our assets to a liquidating trust, holders of our common shares will receive beneficial interests in the liquidating trust equivalent to those held in the Company. Holders of our common shares should note that unlike our common shares, which are freely transferable, beneficial interests in the liquidating trust will generally not be transferable except by will, intestate succession or operation of law. Therefore, the recipients of the interests in the liquidating trust will not have the ability to realize any value from these interests except from distributions made by the liquidating trust, the timing of which will be solely in the discretion of the liquidating trust’s trustees. As compared to the Company which is required to comply with all of the filing requirements of the Securities and Exchange Commission for publicly traded entities, based on current guidance provided by the Securities and Exchange Commission we anticipate that the liquidating trust will be required to file only annual reports containing unaudited financial statements on Form 10-K and current reports on Form 8-K with the Securities and Exchange Commission.

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

Liquidation Plan

On June 1, 2017 we closed on our acquisition of the additional interest in Worldwide Plaza, which is further discussed below. Our property known as 50 Varick Street in Manhattan, New York was sold on August 7, 2017. We have begun marketing for sale, fourteen of the remaining properties and we expect to begin marketing most of the remaining properties in the third quarter of 2017. Our current estimates of net assets in liquidation are based on an expectation that all of our properties will be sold by March 31, 2018. These estimates are subject to change based on the actual timing of future asset sales.

Liquidity and Capital Resources

As of June 30, 2017, we had cash and cash equivalents of $39.8 million. Our total assets and net assets in liquidation were $3.75 billion and $1.55 billion, respectively, at June 30, 2017. Our ability to meet our obligations is contingent upon the disposition of our assets in accordance with our Liquidation Plan. We estimate that the proceeds from our Liquidation Plan will be adequate to pay our obligations, however, we cannot provide any assurance as to the prices or net proceeds we will receive from the disposition of our assets.

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

NEW YORK REIT, INC.

Notes to Consolidated Financial Statements

June 30, 2017

(unaudited)

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

POL Loans

On December 20, 2016, we entered into a mortgage loan (the “Mortgage Loan”) in the aggregate amount of $500.0 million and a mezzanine loan in the aggregate amount of $260.0 million (the “Mezzanine Loan” and, together with the Mortgage Loan, the “POL Loans”), which are secured directly, in the case of the mortgage loan, and indirectly in the case of the mezzanine loan, by our properties located in New York, New York at 245-249 West 17th Street, 333 West 34th Street, 216-218 West 18th Street, 50 Varick Street, 229 West 36th Street, 122 Greenwich Street, 350 West 42nd Street, 382-384 Bleecker Street, 350 Bleecker Street, 416-425 Washington Street, 33 West 56th Street and 120 West 57th Street (the “POL Loan Properties”). At the closing of the POL Loans, a portion of the net proceeds was used to repay the $485.0 million principal amount then outstanding under our credit facility. As of December 31, 2016, the $260.0 million proceeds from the Mezzanine Loan was held in an escrow account by the servicer of the POL Loans and was considered a receivable in our consolidated balance sheet. Subsequently, on January 10, 2017, the $260.0 million proceeds were deposited into an operating account. These funds were used by us to purchase the additional equity interests in Worldwide Plaza in connection with our exercise of the WWP Option.

Sales Proceeds

In connection with the Liquidation Plan, we will be selling all of our assets. We believe the sales proceeds will be sufficient to satisfy the mortgage notes payable encumbering the properties.

Other Sources of Funds

Prior to our acquisition of the additional interest in Worldwide Plaza, during the five months ended May 31, 2017, we received net distributions of $6.4 million in respect of our interest in Worldwide Plaza. After our acquisition, Worldwide Plaza is included in our consolidated financial statements.

Principal Use of Funds

Capital Expenditures

As of June 30, 2017, we owned 19 properties. In connection with the leasing of our properties, we have entered into and will continue to enter into agreements with our tenants to provide allowances for tenant improvements. These allowances require us to fund capital expenditures up to amounts specified in our lease agreements. We intend to fund tenant improvement allowances with cash on hand and cash flows from operations. We funded $2.9 million in capital expenditures during the six months ended June 30, 2017, which was funded primarily from cash on hand. We currently estimate that we will fund approximately $16.9 million of capital expenditures during the remainder of 2017 for tenant improvements and improvements required by applicable law on our consolidated real estate portfolio.

Worldwide Plaza Option

On October 30, 2013, we purchased a 48.9% equity interest in Worldwide Plaza for a contract purchase price of $220.1 million, based on the property value for Worldwide Plaza of $1.3 billion less $875.0 million of debt on the property.

NEW YORK REIT, INC.

Notes to Consolidated Financial Statements

June 30, 2017

(unaudited)

On March 30, 2017, we exercised the WWP Option pursuant to our rights under the joint venture agreement for Worldwide Plaza subject to our joint venture partner’s rights to retain up to 1.2% of the aggregate membership interest, which the joint venture partner has elected to retain. On June 1, 2017, we acquired an additional 49.9% equity interest for a contract purchase price of $276.7 million, based on the option price of approximately $1.4 billion less $875.0 million of debt on the property. Following the exercise of the option, we now own a total equity interest of 98.8% in Worldwide Plaza. As of June 1, 2017 the Worldwide Plaza property is included in our consolidated financial statements.

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

Loan Obligations

As of June 30, 2017, we had consolidated mortgage notes payable of $2.0 billion, including the mortgage debt of Worldwide Plaza, which had previously been unconsolidated. As of June 30, 2017, the consolidated mortgage notes payable had a weighted average interest rate of 4.4%.

On August 1, 2017, our mortgage loan collateralized by the 1100 Kings Highway property was modified to extend the maturity date to April 1, 2018 and to allow for partial release of the collateral. The loan also requires a cash sweep starting January 1, 2018 unless the property is under contract for sale for an amount equal to or greater than 133% of the outstanding mortgage loan payable.

The payment terms of our mortgage loan obligations require principal and interest amounts payable monthly. Some of our mortgage note agreements require us to comply with specific reporting covenants. As of June 30, 2017, we were in compliance with the financial covenants under our mortgage note agreements.

Cash Flows

Our level of liquidity based upon cash and cash equivalents decreased by approximately $5.7 million from $45.5 million at December 31, 2016 to $39.8 million at June 30, 2017. The decrease in cash and cash equivalents was primarily the result of the acquisition of the additional interest in Worldwide Plaza. The common stockholders approved the Liquidation Plan on January 3, 2017, and we adopted the liquidation basis of accounting effective January 1, 2017.

We did not have any sources of non-operating cash flow for the six months ended June 30, 2017.

Our primary uses of non-operating cash flow for the six months ended June 30, 2017 include:

•	$276.7 million for the acquisition of the additional interest in Worldwide Plaza, $260.0 million of which was funded from restricted cash and the balance of which was funded from cash on hand;

•	$2.9 million for capital improvements at our properties; and

•	$0.2 million for principal repayments on our mortgage notes payable.

NEW YORK REIT, INC.

Notes to Consolidated Financial Statements

June 30, 2017

(unaudited)

Contractual Obligations

Debt Obligations

The following is a summary of our contractual debt obligations as of June 30, 2017:

			Years Ended December 31,
		July 1, 2017 -
(In thousands)	Total	December 31, 2017	2018-2019	2020-2021	Thereafter
Principal payment due:
Mortgage notes payable [1]	$2,003,916	$784,669	$325,930	$18,317	$875,000

Interest payments due:
Mortgage notes payable [1]	$388,459	$54,218	$144,207	$117,806	$72,228

[1]	The mezzanine loan is classified as mortgage notes payable on the Consolidated Statement of Net Assets and is included in this table.

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

			Years Ended December 31,
		July 1, 2017 -
(In thousands)	Total	December 31, 2017	2018-2019	2020-2021	Thereafter
Ground lease obligations	$268,219	$2,496	$10,607	$11,065	$244,051

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

NEW YORK REIT, INC.

Notes to Consolidated Financial Statements

June 30, 2017

(unaudited)

Occupancy and Leasing

As of June 30, 2017, our consolidated portfolio was 95.6% leased, compared to 93.4% as of December 31, 2016. Occupancy is inclusive of leases signed but not yet commenced. See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Significant Accounting Estimates and Critical Accounting Policies above for accounting policies relating to revenue recognition.

Changes in Net Assets in Liquidation

Period from January 1, 2017 through June 30, 2017

Net assets in liquidation decreased by $5.9 million during the period from January 1, 2017 through June 30, 2017. With the exception of a $121,000 remeasurement which occurred in the first quarter, the balance of these changes were made during the three months ended June 30, 2017. The decrease in net assets in liquidation was primarily due to the following:

•	a $2.5 million decrease in the liquidation value of our 50 Varick Street property based on the purchase price under the contract for sale;

•	a $1.7 million increase in capital expenditures primarily at 1440 Broadway and 256 West 38th Street;

•	a $1.2 million increase in the estimated fees payable to our advisor over the duration of the liquidation due to the timing of the acquisition of the additional interest in Worldwide Plaza and a change in the anticipated holding period of certain of our assets;

•	a $1.0 million net cumulative decrease in net operating cash flow across the portfolio; and

•	a $0.4 million increase in interest expense on the POL Loans due to increases in the LIBOR rate.

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

NEW YORK REIT, INC.

Notes to Consolidated Financial Statements

June 30, 2017

(unaudited)

Off-Balance Sheet Arrangements

We have no off-balance-sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Subsequent Events

On August 7, 2017, we sold to an independent third party our 50 Varick Street office property in Manhattan, New York for a gross sales price of $135.0 million. The property was part of the collateral for our $760.0 million POL Loans. In connection with the sale, we paid down $78.1 million of debt as required under the POL Loans. After satisfaction of debt, pro-rations and closing costs we received net proceeds of approximately $49.1 million. The liquidation value of the property was $137.5 million at March 31, 2017. The liquidation value was adjusted to $135.0 million at June 30, 2017 based on the contract sale price.

Significant Accounting Estimates and Critical Accounting Policies

Set forth below is a summary of the significant accounting estimates and critical accounting policies that management believes are important to the preparation of our consolidated financial statements. Certain of our accounting estimates are particularly important for an understanding of our financial position and results of operations and require the application of significant judgment by our management. As a result, these estimates are subject to a degree of uncertainty. Prior to the adoption of the Liquidation Plan, our most sensitive estimates involved the allocation of the purchase price of acquired properties, evaluating our real estate investments for impairment, and valuing our OP and LTIP units. Subsequent to the adoption of the Liquidation Plan, we are required to estimate all costs and income we expect 15to incur and earn through the end of liquidation including the estimated amount of cash we expect to collect on the disposal of our assets and the estimated costs to dispose of our assets.

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

NEW YORK REIT, INC.

Notes to Consolidated Financial Statements

June 30, 2017

(unaudited)

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

NEW YORK REIT, INC.

Notes to Consolidated Financial Statements

June 30, 2017

(unaudited)

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

The liquidation value of real estate investments is determined by considering projected operating cash flows, sales of comparable assets, if any, and replacement costs among other measures. The methods used to estimate the fair value of real estate investments include the discounted cash flow method, sales approach and/or third party information such as appraisals and sale offers to the extent available.

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

June 30, 2017

(unaudited)

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

As these instruments will not be converted into cash or other consideration, derivative financial instruments have been valued at $0 as of January 1, 2017 in accordance with liquidation accounting. These financial instruments are still in place and effective as of June 30, 2017. We have accrued the estimated monthly amounts for our swap agreements which are included in the liability for estimated costs in excess of estimated receipts during liquidation.

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

As of June 30, 2017, our debt consisted of both fixed and variable-rate debt. We had fixed-rate secured mortgage notes payable with an aggregate carrying value of $941.7 million and a fair value of $941.6 million. Changes in market interest rates on our fixed-rate debt impact the fair value of the notes, but it has no impact on interest due on the notes. For instance, if interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our obligation to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed–rate debt assumes an immediate 100 basis point move in interest rates from their June 30, 2017 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt by $36.5 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt by $75.3 million.

As of June 30, 2017, our variable-rate debt had a carrying and fair value of $1.1 billion. Interest rate volatility associated with this variable rate debt affects interest expense incurred and cash flow. The sensitivity analysis related to our variable-rate debt assumes an immediate 100 basis point move in interest rates from their June 30, 2017 levels, with all other variables held constant. A 100 basis point increase or decrease in variable interest rates on our variable-rate debt would increase or decrease our interest expense by $10.8 million annually.

NEW YORK REIT, INC.

Notes to Consolidated Financial Statements

June 30, 2017

(unaudited)

These amounts were determined by considering the impact of hypothetical interest rates changes on our borrowing costs, and assuming no other changes in our capital structure. As the information presented above includes only those exposures that existed as of June 30, 2017, it does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.

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

As of June 30, 2017 an evaluation was performed under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2017.

Other Matters

There have been no changes in our internal controls over financial reporting during the most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

NEW YORK REIT, INC.

Notes to Consolidated Financial Statements

June 30, 2017

(unaudited)

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Pursuant to the terms of the OPP Side Letter, 43,685 LTIP units were immediately vested on April 15, 2017 and were converted on a one-for-one basis into shares of the Company’s common stock and issued to the Former Advisor on May 9, 2017. The shares of the Company’s common stock were issued in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) under Section 4(a)(2) of the Securities Act.

Item  3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

Not applicable.

Item  5. Other Information.

None.

Item 6. Exhibits.

The exhibits listed on the Exhibit Index (following the signatures section of this report) are included, or incorporated by reference, in this Quarterly Report on Form 10-Q.

NEW YORK REIT, INC.

June 30, 2017

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
John Garilli

Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer and Principal Accounting Officer)

Date: August 9, 2017

EXHIBIT INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description

31.1*	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	XBRL (eXtensible Business Reporting Language). The following materials from New York REIT, Inc.‘s Quarterly Report on Form 10-Q for the six months ended June 30, 2017, formatted in XBRL: (i) the Consolidated Balance Sheet, (ii) the Consolidated Statement of Operations and Comprehensive Income (Loss), (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statement of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

*	Filed herewith