Form 10-Q
period 2017-09-30
New York REIT, Inc.
filed 2017-11-09
CIK 1474464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2017

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

As of October 31, 2017, the registrant had 167,928,730 shares of common stock, $0.01 par value per share, outstanding.

NEW YORK REIT, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NEW YORK REIT, INC.

FORM 10-Q SEPTEMBER 30, 2017

CONSOLIDATED STATEMENT OF NET ASSETS

(Liquidation Basis)

(Unaudited, in thousands)

September 30, 2017
Assets
Investments in real estate (see Note 3 – Liquidation Basis of Accounting)	$3,401,961
Cash and cash equivalents	93,300
Restricted cash held in escrow	20,478
Accounts receivable	7,722
Other assets	500

Total Assets	$3,523,961

Liabilities
Mortgage notes payable (see Note 7)	$1,925,767
Liability for estimated costs in excess of estimated receipts during liquidation	234,720
Liability for non-controlling interests	8,605
Accounts payable, accrued expenses and other liabilities	23,200
Related party fees payable	49

Total Liabilities	2,192,341

Commitments and Contingencies
Net assets in liquidation	$1,331,620

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEW YORK REIT, INC.

FORM 10-Q SEPTEMBER 30, 2017

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

NEW YORK REIT, INC.

FORM 10-Q SEPTEMBER 30, 2017

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(Liquidation Basis)

(Unaudited, in thousands)

	Three Months Ended	Nine Months Ended
	September 30, 2017	September 30, 2017
Net assets in liquidation, beginning of period, July 1, 2017 and January 1, 2017, respectively	$1,547,052	$1,552,926
Changes in net assets in liquidation (See Note 5):
Changes in liquidation value of investments in real estate	(142,230)	(144,730)
Remeasurement of assets and liabilities	(74,029)	(77,283)
Remeasurement of non-controlling interest	827	707

Changes in net assets in liquidation	(215,432)	(221,306)

Net assets in liquidation, end of period	$1,331,620	$1,331,620

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEW YORK REIT, INC.

FORM 10-Q SEPTEMBER 30, 2017

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Going Concern Basis)

(Unaudited, in thousands, except share and per share data)

	Three Months Ended	Nine Months Ended
	September 30, 2016	September 30, 2016
Revenues:
Rental income	$30,267	$89,045
Hotel revenue	7,098	18,487
Operating expense reimbursement and other revenue	3,895	10,360

Total revenue	41,260	117,892

Operating expenses:
Property operating	11,539	31,994
Hotel operating	6,856	19,710
Operating fees incurred from the Advisor	3,500	9,624
Transaction related	11,623	18,233
Impairment loss on real estate investment	27,911	27,911
General and administrative	1,760	(975)
Depreciation and amortization	16,305	50,117

Total operating expenses	79,494	156,614

Operating loss	(38,234)	(38,722)
Other income (expenses):
Interest expense	(8,875)	(27,913)
Income from unconsolidated joint venture	711	2,556
Income from preferred equity investment	3	24
Gain on sale of real estate investments, net	—	6,630
Loss on derivative instruments	(12)	(370)

Total other expenses	(8,173)	(19,073)

Net loss	(46,407)	(57,795)
Net loss attributable to non-controlling interests	1,140	1,475

Net loss attributable to stockholders	$(45,267)	$(56,320)

Other comprehensive income (loss):
Unrealized gain (loss) on derivatives	$660	$(318)

Total other comprehensive income (loss)	660	(318)

Comprehensive loss attributable to stockholders	$(44,607)	$(56,638)

Basic and diluted weighted average common shares outstanding	165,384,074	164,700,025

Basic and diluted net loss per share attributable to stockholders	$(0.27)	$(0.34)

Dividends declared per common share	$0.12	$0.35

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEW YORK REIT, INC.

FORM 10-Q SEPTEMBER 30, 2017

COSOLIDATED STATEMENT OF CHANGES IN EQUITY

(Going Concern Basis)

(Unaudited, in thousands, except share data)

	Common Stock			Accumulated
	Number		Additional	Other		Total	Non-
	of	Par	Paid-In	Comprehensive	Accumulated	Stockholders’	controlling	Total
	Shares	Value	Capital	Loss	Deficit	Equity	Interests	Equity
Balance, December 31, 2015	162,529,811	$1,626	$1,403,624	$(1,237)	$(369,273)	$1,034,740	$57,529	$1,092,269
OP units converted to common stock	3,336,430	33	30,765	—	—	30,798	(30,798)	—
Equity-based compensation and redemption of vested shares	(11,015)	—	255	—	—	255	(10,892)	(10,637)
Dividends declared on common stock and distributions to non-controlling interest holders	—	—	—	—	(56,917)	(56,917)	(1,824)	(58,741)
Net loss	—	—	—	—	(56,320)	(56,320)	(1,475)	(57,795)
Other comprehensive loss	—	—	—	(318)	—	(318)	—	(318)

Balance, September 30, 2016	165,855,226	$1,659	$1,434,644	$(1,555)	$(482,510)	$952,238	$12,540	$964,778

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEW YORK REIT, INC.

FORM 10-Q SEPTEMBER 30, 2017

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited, in thousands)

Nine Months Ended
September 30, 2016
Cash flows from operating activities:
Net loss	$(57,795)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	50,117
Amortization of deferred financing costs	6,627
Accretion of below- and amortization of above-market lease liabilities and assets, net	(4,908)
Equity-based compensation	(10,467)
Loss on derivative instruments	370
Income from unconsolidated joint venture	(2,556)
Gain on sale of real estate investment, net	(6,630)
Impairment loss on real estate	27,911
Bad debt expense	262
Changes in assets and liabilities:
Tenant and other receivables	(1,454)
Unbilled rent receivables	(8,338)
Prepaid expenses, other assets and deferred costs	(1,659)
Accrued unbilled ground rent	2,058
Accounts payable and accrued expenses	2,663
Deferred revenue	790

Net cash used in operating activities	(3,009)

Cash flows from investing activities:
Proceeds from sale of real estate investments and redemption of preferred equity investment	35,429
Capital expenditures	(15,979)
Distributions from unconsolidated joint venture	27,509

Net cash provided by investing activities	46,959

Cash flows from financing activities:
Payments on mortgage notes payable	(19,069)
Payment of financing costs	(1,647)
Dividends paid	(56,927)
Distributions to non-controlling interest holders	(1,824)
Redemption of restricted shares	(170)
Restricted cash	(3,076)

Net cash used in financing activities	(82,713)

Net decrease in cash and cash equivalents	(38,763)
Cash and cash equivalents, beginning of period	98,604

Cash and cash equivalents, end of period	$59,841

Supplemental disclosures:
Cash paid for interest	$21,221

Non-cash investing and financing activities:
Dividends payable	$17

Accrued capital expenditures	$860

Conversion of OP units to common stock	$30,798

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEW YORK REIT, INC.

Notes to Consolidated Financial Statements

September 30, 2017

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

The Company purchased its first property and commenced active operations in June 2010. As of September 30, 2017, the Company owned 18 properties, aggregating 4.2 million rentable square feet, with an average occupancy of 94.8%. The Company’s portfolio primarily consists of office and retail properties, representing 89% and 8%, respectively, of rentable square feet as of September 30, 2017. The Company also owns a hotel and several parking garages. Properties other than office and retail spaces represent 3% of rentable square feet.

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

Note 2 — Liquidation Plan

The Liquidation Plan, as amended by the Board of Directors in accordance with the terms of the Liquidation Plan, provides for an orderly sale of the Company’s assets, payment of the Company’s liabilities and other obligations and the winding up of operations and final dissolution of the Company. The Company is not permitted to make any new investments except to exercise its option (the “WWP Option”) to purchase additional equity interests in its WWP Holdings, LLC venture (“Worldwide Plaza”), enter into the transaction relating to Worldwide Plaza pursuant to the Membership Interest Purchase Agreement with a purchaser, a joint venture between an affiliate of SL Green Realty Corp. and a private equity fund sponsored by RXR Realty LLC or to make protective acquisitions or advances with respect to its existing assets (see Note 6). The Company is permitted to satisfy any existing contractual obligations and fund required tenant improvements and capital expenditures at its real estate properties, including real estate properties owned by joint ventures in which the Company owns an interest.

The Liquidation Plan enables the Company to sell any and all of its assets without further approval of the stockholders and provides that liquidating distributions be made to the stockholders as determined by the Board. Pursuant to applicable REIT rules, the Company must complete the disposition of its assets by January 3, 2019, two years after the date the Liquidation Plan was approved by the stockholders, in order to deduct liquidating distributions as dividends. To the extent that all of the Company’s assets are not sold by such date, the Company intends to satisfy the requirement by transferring any remaining assets and liabilities to a liquidating entity.

NEW YORK REIT, INC.

Notes to Consolidated Financial Statements

September 30, 2017

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

The Company expects to continue to qualify as a REIT throughout the liquidation until such time as any remaining assets, if any, are transferred into a liquidating entity. The Board shall use commercially reasonable efforts to continue to cause the Company to maintain its REIT status, provided however, the Board may elect to terminate the Company’s status as a REIT if it determines that such termination would be in the best interest of the stockholders.

The Board may terminate the Liquidation Plan without stockholder approval only (i) if the Board approves the Company entering into an agreement involving the sale or other disposition of all or substantially all of the assets or common stock by merger, consolidation, share exchange, business combination, sale or other transaction involving the Company or (ii) if the Board determines, in exercise of its duties under Maryland law, after consultation with the Winthrop Advisor, if applicable, or other third party experts familiar with the market for Manhattan office properties, that an adverse change in the market for Manhattan office properties has occurred and reasonably would expect it to adversely affect continuing with the Liquidation Plan. Notwithstanding approval of the Liquidation Plan by the stockholders, the Board may amend the Liquidation Plan without further action by the stockholders to the extent permitted under the current law.

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

Post Plan of Liquidation

Liquidation Basis of Accounting

As a result of the approval of the Liquidation Plan by the stockholders, the Company adopted the liquidation basis of accounting as of January 1, 2017 and for the periods subsequent to December 31, 2016 in accordance with GAAP. Accordingly, on January 1, 2017, the carrying value of the Company’s assets were adjusted to their liquidation value, which represents the estimated amount of cash that the Company will collect on disposal of assets as it carries out its liquidation activities under the Liquidation Plan. The current estimate of net assets in liquidation has been calculated based on undiscounted cash flow projections that all the properties will be sold by March 31, 2018 except for the remaining interest in Worldwide Plaza.

NEW YORK REIT, INC.

Notes to Consolidated Financial Statements

September 30, 2017

(unaudited)

The Company projects that the remaining interest in Worldwide Plaza will be sold approximately during the fourth quarter of 2021. The actual timing of sales has not yet been determined and is subject to future events and uncertainties. These estimates are subject to change based on the actual timing of future asset sales. The liquidation value of the Company’s investment in real estate is based on expected sales proceeds presented on an undiscounted basis. Estimated costs to dispose of assets have been presented separately from the related assets. Liabilities are carried at their contractual amounts due as adjusted for the timing and other assumptions related to the liquidation process.

The Company accrues costs and revenues that it expects to incur and earn as it carries out its liquidation activities through the end of the projected liquidation period to the extent it has a reasonable basis for estimation. Estimated costs expected to be incurred through the end of the liquidation period include budgeted property expenses and corporate overhead, costs to dispose of the properties, mortgage interest expense, costs associated with satisfying known and contingent liabilities and other costs associated with the winding up and dissolution of the Company. Revenues are based on in-place leases plus management’s estimates of revenue upon re-lease based on current market assumptions. These amounts are classified as a liability for estimated costs in excess of estimated receipts during liquidation on the Consolidated Statement of Net Assets. Actual costs and revenues may differ from amounts reflected in the financial statements due to the inherent uncertainty in estimating future events. These differences may be material. See Note 4 for further discussion. Actual costs incurred but unpaid as of September 30, 2017 are included in accounts payable, accrued liabilities and other liabilities on the Consolidated Statement of Net Assets.

Investments in real estate at September 30, 2017 are based on estimated sales values and presented on an undiscounted basis and excludes any future market value increase in from the planned capital improvement investments in Worldwide Plaza during the period prior to the commencement of liquidation activities. The Company’s current estimate of the liquidation value of investments in real estate includes WorldWide Plaza at 1.725 billion which is based on a current market transaction associated with the Company’s sale of a 48.7% interest in the property on October 18, 2017 as discussed in Note (6). Pursuant to the Company’s joint venture agreement with SL Green Corp and RXR Realty LLC, the Company and its partners have committed to additionally invest approximately $165 million on a prorata basis to fund capital improvement budget as determined in the agreement.

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

NEW YORK REIT, INC.

Notes to Consolidated Financial Statements

September 30, 2017

(unaudited)

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

Investments in Real Estate

As of January 1, 2017, the investments in real estate were adjusted to their estimated net realizable value upon sale, or liquidation value, to reflect the change to the liquidation basis of accounting. The liquidation value represents the estimated amount of cash the Company expects to collect on the disposal of its assets as it carries out the liquidation activities of its Liquidation Plan. The liquidation value of the Company’s investments in real estate are presented on an undiscounted basis. Estimated revenue during the period following the commencement of liquidation through the expected sale date and costs to dispose of these assets are presented separately from the related assets. Subsequent to January 1, 2017, all changes in the estimated liquidation value of the investments in real estate are reflected as a change in the Company’s net assets in liquidation presented on an undiscounted basis.

The liquidation value of investments in real estate is based on a number of factors including discounted cash flow and direct capitalization analyses, detailed analysis of current market comparables and broker opinions of value, and binding purchase offers to the extent available. The liquidation value for our remaining investment in Worldwide Plaza, subsequent to October 18, 2017, is based on the value of the Company’s recent sale of a 48.7% interest in the property.

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

As these instruments will not be converted into cash or other consideration, derivative financial instruments have been valued at $0 as of January 1, 2017 in accordance with liquidation accounting. These financial instruments are still in place and effective as of September 30, 2017.

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

September 30, 2017

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

The change in the liability for estimated costs in excess of estimated receipts during liquidation as of September 30, 2017 is as follows (in thousands):

		Net Change	Remeasurement
		in Working	of Assets and
	January 1, 2017	Capital (1)	Liabilities	Consolidation (2)	September 30, 2017
Assets:
Estimated net inflows from investments in real estate	$58,303	$(73,071)	$(77,736)	$(1,572)	$(94,076)
Liabilities:
Sales costs	(69,524)	4,708	3,972	(57,334)	(118,178)
Corporate expenditures	(67,360)	48,413	(3,519)	—	(22,466)

	(136,884)	53,121	453	(57,334)	(140,644)

Total liability for estimated costs in excess of estimated receipts during liquidation	$(78,581)	$(19,950)	$(77,283)	$(58,906)	$(234,720)

(1)	Represents changes in cash, restricted cash, accounts receivable, accounts payable and accrued expenses as a result of the Company’s operating activity for the period ended September 30, 2017.
(2)	Represents adjustments necessary to reflect the consolidation of Worldwide Plaza following the Company’s acquisition of an additional 49.9% equity interest on June 1, 2017. (See Note 6).

NEW YORK REIT, INC.

Notes to Consolidated Financial Statements

September 30, 2017

(unaudited)

Note 5 — Net Assets in Liquidation

The following is a reconciliation of Total Equity under the going concern basis of accounting as of December 31, 2016 to net assets in liquidation presented on an undiscounted basis under the liquidation basis of accounting as of January 1, 2017 (in thousands):

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

Net assets in liquidation, which are presented on an undiscounted basis, decreased by $215.4 million and $221.3 million during the three and nine months ended September 30, 2017. The current net assets in liquidation includes Worldwide Plaza valued at $1.725 billion. The decrease during the quarter ended September 30, 2017 is primarily the result of (i) a $75.5 million net decrease in liquidation values due to the realized sales of 245-249 West 17th Street (“Twitter”), 218 West 18th Street (“Red Bull”), 229 West 36th Street and 256 West 38th Street and a signed contract for sale for 1440 Broadway, (ii) a $63.7 million net decrease in estimated liquidation values of the remaining portfolio, (iii) a $75.5 million decrease in the Company’s investment in Worldwide Plaza which includes estimated debt defeasance costs of $108.3 million, net of mortgage debt premium of $22.0 million and changes in estimated cash flow during the holding period recognized in the financial statements of $10.8 million, and (iv) a net decrease of $0.7 million related to other cumulative adjustments related to changes in debt costs and adjustments to holding periods.

The decrease during the nine months ended September 30, 2017 is primarily the result of (i) a $78.0 million net decrease in liquidation values due to the realized sales of 50 Varick Street, 245-249 West 17th Street (Twitter), 218 West 18th Street (Red Bull), 229 West 36th Street and 256 West 38th Street and a signed contract for sale for 1440 Broadway, (ii) a $63.7 million net decrease in estimated liquidation values of the remaining portfolio, (iii) a $75.5 million decrease in the Company’s investment in Worldwide Plaza which includes estimated debt defeasance costs of $108.3 million net of mortgage debt premium amortization of $22.0 million and changes in estimated cash flow during the holding period of $10.8 million, and (v) a net decrease of $4.1 million related to other cumulative adjustments related to changes in debt costs and adjustments to holding periods.

NEW YORK REIT, INC.

Notes to Consolidated Financial Statements

September 30, 2017

(unaudited)

A summary of the change in net asset value for the nine months ended September 30, 2017 is as follows:

Property sales and signed contracts for property sales	$(77,958)
Property value changes due to softening of market	(63,730)
Worldwide Plaza	(75,534)
Adjustments for closing costs, debt costs and holding periods	(4,084)

Change in net asset value	$(221,306)

The net assets in liquidation at September 30, 2017, presented on an undiscounted basis, include Worldwide Plaza of $1.725 billion based a recent sale of a 48.7% interest in the property discussed in Note 6. There is inherent uncertainty with these projections, and they could change materially based on the timing of the sales, the performance of the underlying assets and any changes in the underlying assumptions of the projected cash flows.

NEW YORK REIT, INC.

Notes to Consolidated Financial Statements

September 30, 2017

(unaudited)

Note 6 — Real Estate Investments

2017 Activity

50 Varick — property sale – On August 7, 2017, the Company sold to an independent third party our 50 Varick Street office property in Manhattan, New York for a gross sales price of $135.0 million. The property was part of the collateral for the $760.0 million POL Loans (see Note 7). In connection with the sale, the Company paid down $78.1 million of debt as required under the POL Loans. After satisfaction of debt, pro-rations and closing costs the Company received net proceeds of approximately $49.1 million. The estimated liquidation value of the property was $137.5 million at January 1, 2017 and was adjusted to $135.0 million at June 30, 2017 based on the contract sale price.

245-249 West 17th Street and 218 West 18th Street – property sale – On September 25, 2017, the Company entered into a contract to sell to an independent third party the 245-249 West 17th Street (Twitter) and 218 West 18th Street (Red Bull) office properties in Manhattan, New York for a gross sales price of $514.1 million. The sale was completed on October 11, 2017. The properties were part of the collateral for the $760.0 million POL Loans. In connection with the sale, the Company paid down $347.9 million of debt as required under the POL Loans (see Note 7). After satisfaction of debt, pro-rations and closing costs the Company received net proceeds of approximately $146.2 million. The estimated liquidation values of the properties were $532.6 million at January 1, 2017 and June 30, 2017. The estimated liquidation value of these properties were adjusted down to $514.1 million as of September 30, 2017 to reflect the contracts for sale.

229 West 36th Street and 256 West 38th Street – contract for sale – Subsequent to September 30, 2017, the Company entered into a contract to sell to an independent third party the 229 West 36th Street and 256 West 38th Street office properties in Manhattan, New York for a gross sales price of $155.9 million. The sale was completed on November 6, 2017. The 229 West 36th Street property is part of the collateral for the $760.0 million POL Loans. In connection with the sale, the Company paid down $66.1 million of debt as required under the POL Loans (see Note 7). The 256 West 38th Street property is also encumbered by $24.5 million mortgage loan which was satisfied in full upon the sale of the property. After pay down of debt under the POL Loans, satisfaction of the mortgage debt, pro-rations and closing costs, the Company received net proceeds of approximately $58.8 million. The estimated liquidation value of the properties were $152.4 million at January 1, 2017 and June 30, 2017 and were adjusted to $155.9 million at September 30, 2017 based on the contract sale price.

1440 Broadway – contract for sale – Subsequent to September 30, 2017, the Company entered into a contract to sell to an independent third party the 1440 Broadway office property in Manhattan, New York for a gross sales price of $520.0 million. The 1440 Broadway property is encumbered by $305.0 million mortgage loan which will be satisfied in full upon the sale of the property. The estimated liquidation value of the property was $582.8 million at January 1, 2017 and June 30, 2017 and was adjusted to $520.0 million at September 30, 2017 based on the contract sale price. If consummated, the sale of the property is expected to close in the fourth quarter of 2017.

Worldwide Plaza Transactions

On October 30, 2013, the Company purchased a 48.9% equity interest in Worldwide Plaza for a contract purchase price of $220.1 million, based on the property value at that time for Worldwide Plaza of $1.3 billion less $875.0 million of debt on the property.

On June 1, 2017, the Company acquired an additional 49.9% equity interest on exercise of the WWP Option pursuant to the Company’s rights under the joint venture agreement of Worldwide Plaza for a contract purchase price of $276.7 million, based on the option price of approximately $1.4 billion less $875.0 million of debt on the property. The Company’s joint venture partner exercised its right to retain 1.2% of the aggregate membership interests in Worldwide Plaza. Following the exercise of the option, the Company now owns a total equity interest of 98.8% in Worldwide Plaza. As a result, the Company consolidates Worldwide Plaza as of June 1, 2017. In accordance with GAAP, the Company initially recorded the Worldwide Plaza debt at its fair value of $897.0 million on its consolidated statement of net assets.

NEW YORK REIT, INC.

Notes to Consolidated Financial Statements

September 30, 2017

(unaudited)

On October 18, 2017, the Company sold a 48.7% interest in Worldwide Plaza to a joint venture managed by SL Green Realty Corp. and RXR Realty LLC based on the underlying property value of $1.725 billion. In conjunction with the equity sale, there was a concurrent $1.2 billion refinancing of the existing Worldwide Plaza debt. The Company received cash at closing of approximately $446.5 million from the sale and excess proceeds from the financing, net of closing costs, including, $108.3 million of defeasance and prepayment costs. The new debt on Worldwide Plaza bears interest at a blended rate of approximately 3.98% per annum, requires monthly payments of interest only and matures in November 2027. The Company has set aside $90.7 million of the proceeds in a separate account to fund future capital improvements to Worldwide Plaza.

The following table presents future minimum base cash rental payments due to the Company, subsequent to September 30, 2017. These amounts exclude contingent rental payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes among other items.

Future Minimum
(In thousands)	Base Cash Rental Payments
October 1, 2017 - December 31, 2017	$56,002
2018	223,899
2019	219,700
2020	222,546
2021	217,461
Thereafter	1,234,961

Total	$2,174,569

Based on the Company’s anticipated holding period for each property, the Company has accrued approximately $69.6 million, of the contractual base cash rental payments, excluding reimbursements.

The following table lists the tenants whose annualized cash rent represented greater than 10% of total annualized cash rent as of September 30, 2017 and 2016:

		September 30,
Property Portfolio	Tenant	2017	2016
Worldwide Plaza	Cravath, Swaine & Moore, LLP	25%	16	%(1)
Worldwide Plaza	Nomura Holdings America, Inc.	16%	11	%(1)

(1)	Calculated based on the Company’s prorata share of base rent for 2016.

The termination, delinquency or non-renewal of any of the above tenants may have a material adverse effect on the Company’s operations.

NEW YORK REIT, INC.

Notes to Consolidated Financial Statements

September 30, 2017

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

The following table discloses amounts recognized within the consolidated statement of operations and comprehensive loss for the three and nine months ended September 30, 2016 (on a going concern basis) related to amortization of in-place leases and other intangibles, amortization and accretion of above- and below-market lease assets and liabilities, net and the amortization of above-market ground lease, for the period presented:

	Three Months Ended	Nine Months Ended
(In thousands)	September 30, 2016	September 30, 2016
Amortization of in-place leases and other intangibles (1)	$2,608	$8,415

Amortization and (accretion) of above- and below-market leases, net (2)	$(1,455)	$(4,571)

Amortization of above-market ground lease (3)	$(112)	$(337)

(1)	Reflected within depreciation and amortization expense.
(2)	Reflected within rental income.
(3)	Reflected within hotel expenses.

Real Estate Sales — 2016

During the nine months ended September 30, 2016, the Company sold its properties located at 163-30 Cross Bay Boulevard in Queens, New York (“Duane Reade”), 1623 Kings Highway in Brooklyn, New York (“1623 Kings Highway”) and 2061-2063 86th Street in Brooklyn, New York (“Foot Locker”). The following table summarizes the properties sold during the nine months ended September 30, 2016.

Property	Borough	Disposition Date	Contract Sales Price	Gain on Sale (1) (2)
			(in thousands)	(in thousands)
Duane Reade	Queens	February 2, 2016	$12,600	$126
1623 Kings Highway	Brooklyn	February 17, 2016	17,000	4,293
Foot Locker	Brooklyn	March 30, 2016	8,400	2,211

			$38,000	$6,630

(1)	Reflected within gain on sale of real estate investments, net in the consolidated statement of operations and comprehensive loss for the nine months ended September 30, 2016.
(2)	During the nine months ended September 30, 2016, the Company repaid three mortgage notes payable totaling $18.9 million with the proceeds from of the sales of Duane Reade, 1623 Kings Highway and Foot Locker.

NEW YORK REIT, INC.

Notes to Consolidated Financial Statements

September 30, 2017

(unaudited)

The disposal of Duane Reade, 1623 Kings Highway and Foot Locker did not represent a strategic shift that had a major effect on the Company’s operations and financial results. Accordingly, the results of operations of these properties were classified within continuing operations for the nine months ended September 30, 2016.

Note 7 — Mortgage Notes Payable

Mortgage notes payable are carried at their contractual amounts due under liquidation accounting. The Company had outstanding mortgage notes payable of $1.93 billion at September 30, 2017 and $1.13 billion at December 31, 2016. The mortgage notes payable are collateralized, directly or, in the case of the mezzanine note, indirectly, by the real estate held by the Company identified in the table below.

The Company’s mortgage notes payable as of September 30, 2017 and December 31, 2016 consist of the following (in thousands):

		Outstanding Loan Amount
	Encumbered			Effective
Portfolio	Properties	September 30, 2017	December 31, 2016	Interest Rate		Interest Rate		Maturity
Mortgage Loan (1)	11	$448,641	$500,000	3.2%		Variable	(2)	Dec 2017
Mezzanine Loan (1)	11	233,293	260,000	6.5%		Variable	(2)	Dec 2017
256 West 38th Street	1	24,500	24,500	3.1%		Fixed	(5)	Dec 2017
1100 Kings Highway	1	20,200	20,200	3.4%		Variable		Apr 2018
1440 Broadway (3)	1	305,000	305,000	4.3%		Variable	(2)	Oct 2019
Design Center	1	19,133	19,380	6.3%		Variable	(4)	Dec 2021
Worldwide Plaza (6) (8)	1	875,000	—	4.6%		Fixed		Mar 2023

Mortgage notes payable, gross principal amount		1,925,767	1,129,080

Less: deferred financing costs, net			(21,554)

Mortgage notes payable, net of deferred financing costs			$1,107,526	4.4	%(7)

(1)	Encumbered properties are 245-249 W 17th Street, 333 W 34th Street, 216-218 W 18th Street, 229 W 36th Street, 122 Greenwich Street, 350 W 42nd Street, 382-384 Bleecker Street, 350 Bleecker Street, 416-425 Washington Street, 33 W 56th Street and 120 W 57th Street (the “POL Loan Properties”). Payments on the Mortgage and Mezzanine loans have been made subsequent to September 30, 2017 as discussed further below.
(2)	LIBOR portion is capped through an interest rate cap agreement.
(3)	Total commitments of $325 million; additional $20 million available, subject to lender approval, to fund certain tenant allowances, capital expenditures and leasing costs.
(4)	The variable interest rate reset in December 2016 and will remain fixed at this rate until December 2017.
(5)	Fixed through an interest rate swap agreement. The loan was satisfied in full on November 6, 2017 in connection with the sale of the property discussed in Note 6.
(6)	The property was consolidated as of June 1, 2017.
(7)	Calculated on a weighted average basis for all mortgages outstanding as of September 30, 2017.
(8)	The loan was satisfied in full on October 18, 2017 in connection with the refinancing discussed in Note 6. Terms of the loan are discussed in Note 6.

NEW YORK REIT, INC.

Notes to Consolidated Financial Statements

September 30, 2017

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

On December 20, 2016, the Company, through indirect wholly owned subsidiaries of the OP, entered into a mortgage loan (the “Mortgage Loan”) in the aggregate amount of $500.0 million and a mezzanine loan in the aggregate amount of $260.0 million (the “Mezzanine Loan” and, together with the Mortgage Loan, the “POL Loans”). The POL Loans are secured directly, in the case of the mortgage loan, and indirectly in the case of the mezzanine loan, by our properties located in New York, New York at 245-249 West 17th Street, 333 West 34th Street, 216-218 West 18th Street, 50 Varick Street (until the sale of the property in August 2017), 229 West 36th Street, 122 Greenwich Street, 350 West 42nd Street, 382-384 Bleecker Street, 350 Bleecker Street, 416-425 Washington Street, 33 West 56th Street and 120 West 57th Street (the “POL Loan Properties”).

At the closing of the POL Loans, a portion of the net proceeds after closing costs was used to repay the $485.0 million principal amount then outstanding under the Company’s credit facility. As of December 31, 2016, the $260.0 million proceeds from the Mezzanine Loan were held in an escrow account by the servicer of the POL Loans and were recorded as a receivable in the Company’s consolidated balance sheet. Subsequently, on January 9, 2017, the $260.0 million proceeds were deposited into an operating account for the purpose of purchasing the additional equity interests in Worldwide Plaza (see Note 6). Prior to the repayment in full of the credit facility, all of the POL Loan Properties were included as part of the borrowing base thereunder.

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

In connection with a sale or disposition of an individual POL Loan Property to a third party, such POL Loan Property may be released from the collateral securing the Mortgage Loan, subject to certain conditions, by prepayment of a release price (the “Release Amount”) as defined in the Mortgage Loan agreements. In certain instances, 110% of the Release Amount will be required to be paid in order to release the property. Concurrently with the payment of the Release Amount, the borrower entity under the Mezzanine Loan is obligated to prepay a corresponding portion of the Mezzanine Loan, in accordance with the terms of the Mezzanine Loan, for which it will receive a release of a corresponding portion of the collateral under the Mezzanine Loan. Upon the sale of 50 Varick on August 7, 2017, the POL Loan was paid down $78.1 million and the property was released as security. Additionally, upon the sale of 245-249 West 17th Street and 218 West 18th Street on October 11, 2017, the POL Loan was paid down $347.9 million, and the properties were released as security. Upon the sale of 229 West 36th Street on November 6, 2017, the POL Loan was paid down $66.1 million, and the property was released as security. The POL Loan balance was reduced to $267.9 million as a result of these sales.

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

NEW YORK REIT, INC.

Notes to Consolidated Financial Statements

September 30, 2017

(unaudited)

On September 30, 2015, in connection with the mortgage notes payable secured by its property located at 1440 Broadway, the Company executed guarantees in favor of the lenders with respect to the costs of certain unfunded obligations of the Company related to tenant allowances, capital expenditures and leasing costs, which guarantees are capped at $5.3 million in the aggregate. The guarantees expire in October 2019, the maturity date of the 1440 Broadway mortgage. As of September 30, 2017, the Company has not been required to perform under the guarantees and has not recognized any assets or liabilities related to the guarantees.

Some of the Company’s mortgage note agreements require compliance with certain property-level financial covenants including debt service coverage ratios. As of September 30, 2017, the Company was in compliance with the financial covenants under its mortgage note agreements.

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

September 30, 2017

(unaudited)

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

NEW YORK REIT, INC.

Notes to Consolidated Financial Statements

September 30, 2017

(unaudited)

Under going concern accounting, the Company’s derivative financial instruments were classified as separate assets and liabilities on the balance sheet. As these instruments will not be converted to cash or other consideration, derivative financial instruments have been valued at $0 as of January 1, 2017 in accordance with liquidation accounting. The financial instruments are still in place and effective as of September 30, 2017. The Company has accrued the estimated monthly settlement amounts for its swap agreements. The amount is included in the liability for estimated costs in excess of estimated receipts during liquidation.

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

Derivatives Not Designated as Hedges

Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements and other identified risks, but do not meet the strict hedge accounting requirements under GAAP. Changes in the fair value of derivatives not designated in hedging relationships were recorded directly in earnings, which resulted in an expense of $12,000 and $0.4 million during the three and nine months ended September 30, 2016, respectively, and included in loss on derivative instruments on the consolidated statement of operations and comprehensive loss.

NEW YORK REIT, INC.

Notes to Consolidated Financial Statements

September 30, 2017

(unaudited)

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

Derivatives in Cash Flow Hedging Relationships

The table below details the location in the financial statements of the income or loss recognized on interest rate derivatives designated as cash flow hedges for the three and nine months ended September 30, 2016, respectively:

	Three Months Ended	Nine Months Ended
(In thousands)	September 30, 2016	September 30, 2016
Amount of income (loss) recognized in accumulated other comprehensive loss from interest rate derivatives (effective portion)	$350	$(1,308)

Amount of loss reclassified from accumulated other comprehensive loss into income as interest expense (effective portion)	$(310)	$(990)

Amount of loss recognized in loss on derivative instruments (ineffective portion, reclassifications of missed forecasted transactions and amounts excluded from effectiveness testing)	$—	$(1)

NEW YORK REIT, INC.

Notes to Consolidated Financial Statements

September 30, 2017

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

Note 10 — Common Stock

As of September 30, 2017 and December 31, 2016, the Company had 167.9 million and 167.1 million shares of common stock outstanding, respectively, including shares of unvested restricted common stock (“restricted shares”), but not including OP units or Long-term Incentive Plan units (“LTIP units”) which may in the future be converted into shares of common stock. On January 3, 2017, the Company issued 841,660 shares of its common stock upon redemption of 841,660 OP units held by certain individuals who are members of the Former Advisor or its affiliates. As of September 30, 2017, there were no OP units outstanding, other than OP units held by the Company, and no vested LTIP units outstanding. See Note 16 — Non-Controlling Interests.

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

September 30, 2017

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

Future Minimum
Base Rent Payments
(In thousands)	Ground Leases
October 1, 2017 - December 31, 2017	$1,248
2018	5,175
2019	5,432
2020	5,432
2021	5,633
Thereafter	244,051

Total minimum lease payments	$266,971

Total rental expense related to operating leases was $1.9 million and $5.8 million, respectively, for the three and nine months ended September 30, 2016. During the three and nine months ended September 30, 2016, interest expense related to capital leases was approximately $16,000 and $48,000, respectively. The following table discloses assets recorded under capital leases and the accumulated amortization thereon as of December 31, 2016:

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

Harris Derivative Suit

In October 2016, Berney Harris (the “Plaintiff”) filed a derivative complaint (the “Harris Complaint”) on behalf of the Company against certain current and former members of the Company’s board of directors (the “director defendants”), the Former Advisor, and certain affiliates of the Former Advisor (together with the Former Advisor, the “Former Advisor defendants”). The Complaint was filed in the Supreme Court of the State of New York, New York County on October 13, 2016. The Harris Complaint alleges, among other things, that the director defendants breached their fiduciary duties by putting the interests of the Former Advisor defendants before those of the public stockholders, which breach was aided and abetted by the Former Advisor defendants. The Harris

NEW YORK REIT, INC.

Notes to Consolidated Financial Statements

September 30, 2017

(unaudited)

Complaint also asserts claims of corporate waste against the director defendants and unjust enrichment against certain of the Former Advisor defendants. On December 16, 2016, the defendants filed motions to dismiss on the basis of a provision in the Company’s bylaws providing that the state or federal courts of Maryland are the sole and exclusive forum for derivative claims such as those raised in the Harris Complaint. On April 6, 2017. an Evaluation Committee of the Board of Directors (the “EC”) consisting of three independent, disinterested directors was appointed by the Board of Directors to evaluate what actions should be taken by the Company in connection with the Harris Complaint and a demand letter sent by a different shareholder to the Company dated March 27, 2017. The EC filed a memorandum of law on August 4, 2017 in support of the motion to dismiss based on the forum selection clause in the Company’s bylaws. On August 10, 2017, the Court issued an Order granting the Company’s and the director defendants’ motion to dismiss and also granted the motion to dismiss of one of the Former Advisor defendants. At the same time, the Court requested additional briefing as to the other Former Advisor defendants’ motion to dismiss, which the Court neither granted nor denied at the time and which is still pending before the Court. On September 15, 2017, the EC filed a motion seeking to stay Plaintiff’s suit pending the conclusion of its evaluation process and the Former Advisor defendants who had not been dismissed filed a memorandum of law in further support of their motion to dismiss. On October 3, 2017, Plaintiff filed a motion seeking to modify the Court’s August 10, 2017 Order to the extent that it dismissed the Company as a nominal defendant. On October 18, 2017, Plaintiff filed a notice of appeal of the Court’s Order dismissing the Company, the director defendants, and one Former Advisor defendant. At this time it is unclear how the Court will rule on whether or where the Harris Complaint will proceed and the EC has not yet completed its investigation, the result of which may bear on the merits of any potential claims the Company might have.

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

Note 12 — Related Party Transactions and Arrangements

The Former Advisor, individual members of the Former Advisor, and employees or former employees of the Former Advisor held interests in the OP. See Note 16 — Non-Controlling Interests.

Viceroy Hotel

The following table details revenues from related parties at the Viceroy Hotel. The Company did not have any receivables from related parties as of September 30, 2017 or December 31, 2016.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2017	2016	2017	2016
Hotel revenues	$—	$7	$5	$36

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

NEW YORK REIT, INC.

Notes to Consolidated Financial Statements

September 30, 2017

(unaudited)

On each of January 3, 2017 and February 1, 2017, the Company paid Winthrop Advisor a fee of $500,000 in cash as compensation for advisory services and consulting services rendered prior to March 1, 2017.

Beginning on March 1, 2017, the Company pays Winthrop Advisor an asset management fee equal to 0.325% per annum of the cost of assets (as defined in the Services Agreement) up to $3.0 billion and 0.25% per annum of the cost of assets in excess of $3.0 billion. In connection with the adoption of liquidation accounting, the Company accrues costs it expects to incur through the end of liquidation. The Company has accrued asset management fees of $3.6 million payable to the Winthrop Advisor, of which $2.2 million relates to the existing contract amount and the remainder is management’s estimate of future asset management cost to final liquidation, provided that there is no assurance that the contract will in fact be extended on those terms, if it all. This amount is included in liabilities for estimated costs in excess of estimated receipts during liquidation. Actual fees incurred may differ significantly from these estimates due to inherent uncertainty in estimating future events.

In connection with the payment of (i) any distributions of money or other property by the Company to its stockholders during the term of the Services Agreement and (ii) any other amounts paid to the Company’s stockholders on account of their shares of common stock in connection with a merger or other change in control transaction pursuant to an agreement with the Company entered into after March 8, 2017 (such distributions and payments, the “Hurdle Payments”), in excess of $11.00 per share (the “Hurdle Amount”), when taken together with all other Hurdle Payments, the Company will pay an incentive fee to the Winthrop Advisor in an amount equal to 10.0% of such excess (the “Incentive Fee”). The Hurdle Amount will be increased on an annualized basis by an amount equal to the product of (a) the Treasury Rate plus 200 basis points and (b) the Hurdle Amount minus all previous Hurdle Payments. Based on the current estimated undiscounted net assets in liquidation, the Winthrop Advisor would not be entitled to receive any such incentive fee.

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

The following table details amounts incurred by the Company to the Winthrop Advisor and its affiliates in connection with the operations related services described above for the periods presented and any amounts payable to or due from the Winthrop Advisor as of the dates specified:

	Three Months Ended September 30,		Nine Months Ended September 30,		Payable (Receivable) as of
	2017	2016	2017	2016	September 30,	December 31,
(In thousands)	Incurred	Incurred	Incurred	Incurred	2017	2016
Asset management fees	$2,511	$—	$6,181	$—	$—	$—
Property management fees	166	—	430	—	49	—

Total related party operational fees and reimbursements	$2,677	$—	$6,611	$—	$49	$—

Former Advisor and its Affiliates

Prior to March 8, 2017, the Company paid to the Former Advisor an asset management fee equal to 0.50% per annum of the cost of assets up to $3.0 billion and 0.40% per annum of the cost of assets above $3.0 billion.

NEW YORK REIT, INC.

Notes to Consolidated Financial Statements

September 30, 2017

(unaudited)

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

The Company was also party to a transfer agency agreement with American National Stock Transfer, LLC, a subsidiary of the parent company of the Former Dealer Manager (“ANST”), pursuant to which ANST provided the Company with transfer agency services (including broker and stockholder servicing, transaction processing, year-end IRS reporting and other services), and supervisory services overseeing the transfer agency services performed by DST Systems, Inc., a third-party transfer agent (“DST”). The Sponsor received written notice from ANST on February 10, 2016 that it would wind down operations by the end of February and would withdraw as the transfer agent effective February 29, 2016. DST continued to provide the Company with transfer agency services and, on March 10, 2016, the Company entered into a definitive agreement with DST to provide the Company directly with transfer agency services (including broker and stockholder servicing, transaction processing, year-end IRS reporting and other services). For the nine months ended September 30, 2016, fees for these services are included in general and administrative expenses on the consolidated statement of operations and comprehensive income (loss) during the period in which the service was provided.

The following table details amounts incurred and paid by the Company to, and amounts waived by, the Former Advisor and its affiliates in connection with the operations related services described above for the periods presented and any amounts payable to or due from the Former Advisor as of the dates specified:

	Three Months Ended September 30,				Nine Months Ended September 30,				Payable (Receivable) as of
	2017		2016		2017		2016		September 30,	December 31,
(In thousands)	Incurred	Waived	Incurred	Waived	Incurred	Waived	Incurred	Waived	2017	2016
To the Former Advisor and affiliates:
Asset management fees	$—	$—	$3,054	$—	$2,339	$—	$9,178	$—	$—	$51
Transfer agent and other professional fees	—	—	756	—	414	—	2,107	—	—	299
Property management fees	—	—	446	—	560	—	1,440	994	—	105

Total related party operational fees and reimbursements	$—	$—	$4,256	$—	$3,313	$—	$12,725	$994	$—	$455

The Former Advisor agreed to waive certain fees, including property management fees, during the three and nine months ended September 30, 2016. The fees that were waived were not deferrals and accordingly, were not and will not be paid to the Former Advisor.

In connection with the sale of one or more properties, for which the Former Advisor provided a substantial amount of services as determined by the Company’s independent directors, the Company was required to pay the Former Advisor a property disposition fee not to exceed the lesser of 2.0% of the contract sale price of the property

NEW YORK REIT, INC.

Notes to Consolidated Financial Statements

September 30, 2017

(unaudited)

or 50% of the competitive real estate commission paid if a third party broker was also involved; provided, however that in no event could the property disposition fee paid to the Former Advisor when added to real estate commissions paid to unaffiliated third parties exceed the lesser of 6.0% of the contract sale price and a competitive real estate commission. For purposes of the foregoing, “competitive real estate commission” meant a real estate brokerage commission for the purchase or sale of a property which was reasonable, customary and competitive in light of the size, type and location of the property. The Company incurred and paid $0.2 million in property disposition fees to the Former Advisor during the nine months ended September 30, 2016 related to the sale of certain properties. No such fees were incurred or paid during the three months ended September 30, 2016.

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

Note 14 — Share-Based Compensation

Stock Option Plan

The Company has a stock option plan (the “Plan”) which authorizes the grant of nonqualified stock options to the Company’s independent directors, officers, advisors, consultants and other personnel, subject to the absolute discretion of the board of directors and the applicable limitations of the Plan. The exercise price for all stock options granted under the Plan is equal to the fair market value of a share on the date of grant. Upon a change in control, unvested options will become fully vested and any performance conditions imposed with respect to the options will be deemed to be fully achieved. A total of 0.5 million shares have been authorized and reserved for issuance under the Plan. As of September 30, 2017 and December 31, 2016, no stock options were issued under the Plan.

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

NEW YORK REIT, INC.

Notes to Consolidated Financial Statements

September 30, 2017

(unaudited)

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

The following table displays restricted share award activity during the nine months ended September 30, 2017:

	Number of Restricted	Weighted-Average Issue
	Shares	Price per Share
Unvested, December 31, 2016	268,780	$10.50
Vested	(172,314)	$10.46
Forfeited	(22,979)	$10.30

Unvested, September 30, 2017	73,487	$10.30

Under going concern accounting, the Company measured stock-based compensation expense at each reporting date for any changes in the fair value and recognized the expense prorated for the portion of the requisite service period completed. Accordingly, the Company recognized $0.1 million and $0.5 million in non-cash compensation expense for the three and nine months ended September 30, 2016, respectively. Under liquidation accounting, compensation expense is no longer recorded as the vesting of the restricted shares does not result in cash outflow for the Company.

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

NEW YORK REIT, INC.

Notes to Consolidated Financial Statements

September 30, 2017

(unaudited)

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

September 30, 2017

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

NEW YORK REIT, INC.

Notes to Consolidated Financial Statements

September 30, 2017

(unaudited)

Level 3 valuations

The following table provides quantitative information about significant Level 3 input used:

		Principal Valuation	Unobservable
Financial Instrument	Fair Value	Technique	Inputs	Input Value
December 31, 2016		Monte Carlo
OPP	$5,457	Simulation	Expected volatility	28.0%

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

Note 15 — Earnings Per Share

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

The following is a summary of the basic and diluted net loss per share computations for the periods presented:

	Three Months Ended	Nine Months Ended
(In thousands, except share and per share data)	September 30, 2016	September 30, 2016
Basic and diluted net loss attributable to stockholders	$(45,267)	$(56,320)

Weighted average shares outstanding, basic and diluted	165,384,074	164,700,025

Net loss per share attributable to stockholders, basic and diluted	$(0.27)	$(0.34)

Diluted net income per share assumes the conversion of all common share equivalents into an equivalent number of common shares, unless the effect is anti-dilutive. The Company considers unvested restricted shares, OP units and LTIP units to be common share equivalents.

Note 16 — Non-Controlling Interests

Under going concern accounting, consolidated joint ventures are recorded on a gross basis with an allocation of equity to non-controlling interest holders.

NEW YORK REIT, INC.

Notes to Consolidated Financial Statements

September 30, 2017

(unaudited)

The Company is the sole general partner of the OP, and the Company and a subsidiary of the Company hold all of the OP units as of September 30, 2017. As of December 31, 2016, the Former Advisor or members, employees or former employees of the Former Advisor held 841,660 OP units and 7,707,841 unvested LTIP units. On January 3, 2017, the Company issued 841,660 shares of its common stock upon redemption of 841,660 OP units following which no OP units remained outstanding other than OP units held by the Company corresponding to shares of the Company common stock. There were $0 and $1.8 million of distributions paid to OP unit and LTIP unit holders during the nine months ended September 30, 2017 and 2016, respectively.

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

Note 17 — Subsequent Events

The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q and determined that there have not been any events that have occurred that would require adjustments to disclosures in the consolidated financial statements, except as disclosed in Note 6.

NEW YORK REIT, INC.

September  30, 2017

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements of New York REIT, Inc. and the notes thereto. As used herein, the terms “we,” “our” and “us” refer to New York REIT, Inc., a Maryland corporation, and, as required by context, to New York Recovery Operating Partnership, L.P., a Delaware limited partnership (the “OP”), and to their subsidiaries. As of March 8, 2017, we are externally managed by Winthrop REIT Advisors, LLC (the “Winthrop Advisor”). Prior to March 8, 2017, we were externally managed by New York Recovery Advisors, LLC (the “Former Advisor”), a Delaware limited liability company. Capitalized terms used herein but not otherwise defined have the meaning ascribed to those terms in “Part I - Financial Information” included in the notes to consolidated financial statements and contained herein.

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

The Liquidation Plan enables us to sell any and all of our assets without further approval of the stockholders and provides that liquidating distributions be made to the stockholders as determined by the Board. Pursuant to applicable REIT rules, we must complete the disposition of our assets by January 3, 2019, two years

NEW YORK REIT, INC.

September 30, 2017

after the date the Liquidation Plan was approved by the stockholders, in order to deduct liquidating distributions as dividends. In order to comply with applicable tax laws, any of our assets not sold by January 3, 2019 will be distributed into a liquidating entity. If we transfer our assets to a liquidating entity, holders of our common shares will receive beneficial interests in the liquidating entity equivalent to those held in the Company. Holders of our common shares should note that unlike our common shares, which are freely transferable, beneficial interests in the liquidating entity will generally not be transferable except by will, intestate succession or operation of law. Therefore, the recipients of the interests in the liquidating entity will not have the ability to realize any value from these interests except from distributions made by the liquidating entity, the timing of which will be solely in the discretion of the liquidating entity’s trustees. As compared to the Company which is required to comply with all of the filing requirements of the Securities and Exchange Commission for publicly traded entities, based on current guidance provided by the staff of the Securities and Exchange Commission applicable to liquidating trusts, the liquidating entity may not be required to file only annual reports containing unaudited financial statements on Form 10-K and current reports on Form 8-K with the Securities and Exchange Commission.

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

We expect to continue to qualify as a REIT throughout the liquidation until such time as any remaining assets, if any, are transferred into a liquidating entity. The Board is required to use commercially reasonable efforts to continue to cause us to maintain the Company’s REIT status, provided however, the Board may elect to terminate our status as a REIT if they determine that such termination would be in the best interest of the stockholders.

Although we expect that our common stock will continue to be traded on the New York Stock Exchange until our assets are either disposed of or transferred to a liquidating entity, under New York Stock Exchange rules, it is possible that following the implementation of the Liquidation Plan and prior to the disposition of all of the assets that the common shares could be delisted.

Liquidation Plan

On June 1, 2017 we closed on our acquisition of the additional interest in Worldwide Plaza, which is further discussed below. We have begun marketing for sale, all of the remaining properties other than the remaining interest in Worldwide Plaza. Our current estimates of net assets in liquidation presented on an undiscounted basis are based on an expectation that all of our properties will be sold by March 31, 2018 except for the remaining interest in Worldwide Plaza. We project that the remaining interest in Worldwide Plaza will be sold by the 4th quarter of 2021. These estimates are subject to change based on the actual timing of future asset sales.

The net assets in liquidation at September 30, 2017 are presented on an undiscounted basis and does not include management’s estimated future increase in value from the planned investment in the repositioning of Worldwide Plaza. Our current estimate of the liquidation value of investments in real estate includes Worldwide Plaza at 1.725 billion which was based on a current market transaction associated with our sale of a 48.7% interest in the property on October 18, 2017 discussed in Note 6. Our venture partners have jointly developed and recommended a capital budget, which we have agreed to. The capital plan includes targeted capital improvements aimed at maintaining the institutional quality of the building and an appropriate allocation to allow for critical tenant lease renewals and rolls. In addition, capital will be available for new management to focus on repositioning the property as a more modern asset, with a corresponding program to rebrand and likely rename the building as well as energizing and maximizing the potential of the retail and concourse space. We have set aside approximately $90.7 million from the refinancing proceeds to cover an estimate of our share of potential future leasing and capital costs at the property. Our joint venture partners have committed to contribute their pro-rata share of the budgeted capital investment.

Management believes that the combined team of SL Green and RXR Realty will add the necessary talent, expertise and capital, along with the capital contributed by us, to bring this Class A asset with its blue chip tenant roster to its full potential. This may take up to three or four years given the size of the building, which is a little over 2 million square feet, the scope and nature of the capital investment and to allow time for the critical milestones in leasing and asset repositioning to take place.

Management believes that if these actions are successful, the estimated value of the property could increase to between $1.9 billion and $2.2 billion by November 2021, our estimated sale date of this investment. Assuming a $2.0 billion future value for Worldwide Plaza would produce a residual value of $2.19 per share, an increase of $0.32 per share over our current carrying value. In addition, we have contractual rents which generate a predictable cash flow from Worldwide Plaza during the estimated four year hold period which, net of expenses, we estimate would produce an additional $0.42 per share over the four year hold period versus the $0.13 currently accrued. These estimates of potential future cash flow are undiscounted. Management’s estimate, like any estimate or projection, is subject to various assumptions and uncertainties including the joint venture’s ability to execute on the business plan, tenants paying their rental obligations, the equity capital and financing markets and New York City market conditions generally. There is no assurance that the joint venture will be successful in taking these various actions and that these actions will, in fact, result in the estimated increase in the value of the property.

NEW YORK REIT, INC.

September 30, 2017

Current Activity

50 Varick – property sale – On August 7, 2017, we sold to an independent third party our 50 Varick Street office property in Manhattan, New York for a gross sales price of $135.0 million. The property was part of the collateral for our $760.0 million POL Loans. In connection with the sale, we paid down $78.1 million of debt as required under the POL Loans. After satisfaction of debt, pro-rations and closing costs we received net proceeds of approximately $49.1 million. The estimated liquidation value of the property was $137.5 million at January 1, 2017 and was adjusted to $135.0 million at June 30, 2017 based on the contract sale price.

245-249 West 17th Street and 218 West 18th Street – property sale – On September 25, 2017, we entered into a contract to sell to an independent third party our 245-249 West 17th Street (Twitter) and 218 West 18th Street (Red Bull) office properties in Manhattan, New York for a gross sales price of $514.1 million. The sale was completed on October 11, 2017. The properties were part of the collateral for our $760.0 million POL Loans. In connection with the sale, we paid down $347.9 million of debt as required under the POL Loans. After satisfaction of debt, pro-rations and closing costs we received net proceeds of approximately $146.2 million. The estimated liquidation values of the properties were $532.6 million at January 1, 2017 and June 30, 2017. The estimated liquidation value of these properties were adjusted down to $514.1 million as of September 30, 2017 to reflect the contracts for sale.

229 West 36th Street and 256 West 38th Street – contract for sale – Subsequent to September 30, 2017, we entered into a contract to sell to an independent third party our 229 West 36th Street and 256 West 38th Street office properties in Manhattan, New York for a gross sales price of $155.9 million. The sale was completed on November 6, 2017. 229 West 36th Street is part of the collateral for our $760.0 million POL Loans. In connection with the sale, we paid down $66.1 million of debt as required under the POL Loans and $24.5 million of other debt related to 256 West 38th Street. After satisfaction of the mortgage debt, pro-rations and closing costs we received net proceeds of approximately $58.8 million. The estimated liquidation value of the properties were $152.4 million at January 1, 2017 and June 30, 2017 and were adjusted to $155.9 million at September 30, 2017 based on the contract sale price.

1440 Broadway – contract for sale – Subsequent to September 30, 2017, the Company entered into a contract to sell to an independent third party the 1440 Broadway office property in Manhattan, New York for a gross sales price of $520.0 million. The 1440 Broadway property is encumbered by $305.0 million mortgage loan which will be satisfied in full upon the sale of the property. The estimated liquidation value of the property was $582.8 million at January 1, 2017 and June 30, 2017 and was adjusted to $520.0 million at September 30, 2017 based on the contract sale price. If consummated, the sale of the property is expected to close in the fourth quarter of 2017.

Worldwide Plaza – sale of interests and refinancing – On October 18, 2017, we sold a 48.7% interest in Worldwide Plaza to a joint venture managed by SL Green Realty Corp. and RXR Realty LLC based on the agreed upon value of the property of $1.725 billion. In conjunction with the equity sale, there was a concurrent $1.2 billion refinancing of the existing Worldwide Plaza debt. We received cash at closing of approximately $355 million from the sale and excess proceeds from the financing, which is net of certain closing costs, including $109.0 million of defeasance and prepayment costs, and a $90.7 million capital reserve. The new debt on Worldwide Plaza bears interest at a blended rate of approximately 3.98% per annum, requires monthly payments of interest only and matures in November 2027.

Liquidity and Capital Resources

As of September 30, 2017, we had cash and cash equivalents of $93.3 million. Our total assets and undiscounted net assets in liquidation were $3.5 billion and $1.3 billion, respectively, at September 30, 2017. Our ability to meet our obligations is contingent upon the disposition of our assets in accordance with our Liquidation Plan. We estimate that the proceeds from our Liquidation Plan will be adequate to pay our obligations, however, we cannot provide any assurance as to the prices or net proceeds we will receive from the disposition of our assets.

NEW YORK REIT, INC.

September 30, 2017

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

POL Loans

On December 20, 2016, we entered into a mortgage loan (the “Mortgage Loan”) in the aggregate amount of $500.0 million and a mezzanine loan in the aggregate amount of $260.0 million (the “Mezzanine Loan” and, together with the Mortgage Loan, the “POL Loans”), which are secured directly, in the case of the mortgage loan, and indirectly in the case of the mezzanine loan, by our properties located in New York, New York at 245-249 West 17th Street, 333 West 34th Street, 216-218 West 18th Street, 50 Varick Street (until the sale of the property in August 2017), 229 West 36th Street, 122 Greenwich Street, 350 West 42nd Street, 382-384 Bleecker Street, 350 Bleecker Street, 416-425 Washington Street, 33 West 56th Street and 120 West 57th Street (the “POL Loan Properties”). At the closing of the POL Loans, a portion of the net proceeds was used to repay the $485.0 million principal amount then outstanding under our credit facility. As of December 31, 2016, the $260.0 million proceeds from the Mezzanine Loan was held in an escrow account by the servicer of the POL Loans and was considered a receivable in our consolidated balance sheet. Subsequently, on January 10, 2017, the $260.0 million proceeds were deposited into an operating account. These funds were used by us to purchase the additional equity interests in Worldwide Plaza in connection with our exercise of the WWP Option.

Upon the sale of 50 Varick on August 7, 2017, $78.1 million was paid toward the POL Loans, and the property was released as security. Additionally, upon the sale of 245-249 West 17th Street and 218 West 18th Street on October 11, 2017, $347.9 million was paid down on the POL Loans, and the properties were released as security. Upon the sale of 229 West 39th Street on November 6, 2017, the POL was paid down $66.1 million, and the property was released as security. The POL Loan balance was reduced to $267.9 million as a result of these sales.

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

NEW YORK REIT, INC.

September 30, 2017

Principal Use of Funds

Capital Expenditures

As of September 30, 2017, we owned 18 properties. In connection with the leasing of our properties, we have entered into and will continue to enter into agreements with our tenants to provide allowances for tenant improvements. These allowances require us to fund capital expenditures up to amounts specified in our lease agreements. We intend to fund tenant improvement allowances with cash on hand and cash flows from operations. We funded $6.4 million in capital expenditures during the nine months ended September 30, 2017, which was funded primarily from cash on hand. We currently estimate that we will fund approximately $4.3 million of capital expenditures from operating cash flow during the remainder of 2017 for tenant improvements and improvements required by applicable law on our consolidated real estate portfolio.

Worldwide Plaza Option

On October 30, 2013, we purchased a 48.9% equity interest in Worldwide Plaza for a contract purchase price of $220.1 million, based on the property value for Worldwide Plaza of $1.3 billion less $875.0 million of debt on the property.

On March 30, 2017, we exercised the WWP Option pursuant to our rights under the joint venture agreement for Worldwide Plaza subject to our joint venture partner’s rights to retain up to 1.2% of the aggregate membership interest, which the joint venture partner has elected to retain. On June 1, 2017, we acquired an additional 49.9% equity interest for a contract purchase price of $276.7 million, based on the option price of approximately $1.4 billion less $875.0 million of debt on the property. Following the exercise of the option, we now own a total equity interest of 98.8% in Worldwide Plaza. Beginning June 1, 2017 the Worldwide Plaza property is included in our consolidated financial statements.

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

Loan Obligations

As of September 30, 2017, we had consolidated mortgage notes payable of $1.9 billion, including the mortgage debt of Worldwide Plaza, which was consolidated beginning second quarter 2017. As of September 30, 2017, the consolidated mortgage notes payable had a weighted average interest rate of 4.4%.

On August 1, 2017, our mortgage loan collateralized by the 1100 Kings Highway property was modified to extend the maturity date to April 1, 2018 and to allow for partial release of the collateral. The loan also requires a cash sweep starting January 1, 2018 unless the property is under contract for sale for an amount equal to or greater than 133% of the outstanding mortgage loan payable.

The payment terms of our mortgage loan obligations require principal and interest amounts payable monthly. Some of our mortgage note agreements require us to comply with specific reporting covenants. As of September 30, 2017, we were in compliance with the financial covenants under our mortgage note agreements.

NEW YORK REIT, INC.

September 30, 2017

Cash Flows

Our level of liquidity based upon cash and cash equivalents increased by approximately $47.8 million from $45.5 million at December 31, 2016 to $93.3 million at September 30, 2017. The increase in cash and cash equivalents was primarily the result of the sale of 50 Varick. The common stockholders approved the Liquidation Plan on January 3, 2017, and we adopted the liquidation basis of accounting effective January 1, 2017.

Our primary source of non-operating cash flow for the nine months ended September 30, 2017 was $135 million of proceeds from the sale of our 50 Varick Street property.

Our primary uses of non-operating cash flow for the nine months ended September 30, 2017 include:

•	$276.7 million for the acquisition of the additional interest in Worldwide Plaza, $260.0 million of which was funded from restricted cash and the balance of which was funded from cash on hand;

•	$6.4 million for capital improvements at our properties; and

•	$78.3 million for principal repayments on our mortgage notes payable.

Contractual Obligations

Debt Obligations

The following is a summary of our contractual debt obligations as of September 30, 2017:

			Years Ended December 31,
		October 1, 2017 -
(In thousands)	Total	December 31, 2017	2018 - 2019	2020 - 2021	Thereafter
Principal payment due:
Mortgage notes payable [1]	$1,925,767	$706,520	$325,930	$18,317	$875,000

Interest payments due:
Mortgage notes payable [1]	$360,403	$26,162	$144,207	$117,806	$72,228

[1] The mezzanine loan is classified as mortgage notes payable on the Consolidated Statement of Net Assets and is included in this table.

All debt maturing during 2017 is expected to either be paid in full with proceeds from property sales or are to be extended as provided for in the loan agreement.

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

			Years Ended December 31,
		October 1, 2017 -
(In thousands)	Total	December 31, 2017	2018 - 2019	2020 - 2021	Thereafter
Ground lease obligations	$266,971	$1,248	$10,607	$11,065	$244,051

NEW YORK REIT, INC.

September 30, 2017

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

Occupancy and Leasing

As of September 30, 2017, our consolidated portfolio was 94.8% leased, compared to 93.4% as of December 31, 2016. Occupancy is inclusive of leases signed but not yet commenced. See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Significant Accounting Estimates and Critical Accounting Policies below for accounting policies relating to revenue recognition.

Changes in Net Assets in Liquidation

Period from January 1, 2017 through September 30, 2017 and three months ended September 30, 2017

Net assets in liquidation, which are presented on an undiscounted basis, decreased by $215.4 million and $221.3 million during the three and nine months ended September 30, 2017. The current net assets in liquidation includes Worldwide Plaza valued at $1.725 billion. The decrease during the quarter ended September 30, 2017 is primarily the result of (i) a $75.5 million net decrease in liquidation values due to the realized sales of 245-249 West 17th Street (“Twitter”), 218 West 18th Street (“Red Bull”), 229 West 36th Street and 256 West 38th Street and a signed contract for sale for 1440 Broadway, (ii) a $63.7 million net decrease in estimated liquidation values of the remaining portfolio, (iii) a $75.5 million decrease in the Company’s investment in Worldwide Plaza which includes debt defeasance costs net of mortgage debt premium amortization and changes in estimated cash flow, and (iv) a net decrease of $0.7 million related to other cumulative adjustments related to changes in debt costs and adjustments to holding periods.

The decrease during the nine months ended September 30, 2017 is primarily the result of (i) a $78.0 million net decrease in liquidation values due to the realized sales of 50 Varick Street, 245-249 West 17th Street (Twitter), 218 West 18th Street (Red Bull), 229 West 36th Street and 256 West 38th Street and a signed contract for sale for 1440 Broadway, (ii) a $63.7 million net decrease in estimated liquidation values of the remaining portfolio, (iii) a $75.5 million decrease in the Company’s investment in Worldwide Plaza which includes estimated debt defeasance costs net of mortgage debt premium amortization and changes in estimated cash flow, and (v) a net decrease of $4.1 million related to other cumulative adjustments related to changes in debt costs and adjustments to holding periods.

A summary of the change in net asset value for the nine months ended September 30, 2017 is as follows:

Property sales and signed contracts for property sales	$(77,958)
Property value changes due to softening of market	(63,730)
Wordwide Plaza	(75,534)
Adjustments for closing costs, debt costs and holding periods	(4,084)

Change in net asset value	$(221,306)

NEW YORK REIT, INC.

September 30, 2017

The net assets in liquidation at September 30, 2017, which are presented on an undiscounted basis, includes Worldwide Plaza valued at $1.725 billion which is based on the recent sale of a 48.7% interest in the property as discussed in Note 6 and excludes management’s estimate of the future increase in value from the planned investment in the repositioning of Worldwide Plaza, result in liquidating distributions of approximately $7.93 per common share. This estimate of liquidating distributions includes projections of costs and expenses to be incurred during the period required to complete the Liquidation Plan. As of October 18, 2017, Worldwide Plaza is managed by a joint venture of SL Green and RXR Realty, two of the largest owner operators in New York City. We, along with our new joint venture partners, are committed to investing significant additional capital into Worldwide Plaza to further improve and reposition the asset which we believe included embedded opportunities to roll leases to increase the value of the property. We believe that once these actions are implemented and come to fruition, the value of Worldwide Plaza will range from $1.9 billion to $2.2 billion by our anticipated sale date of November 2021. The increase in the future market value of Worldwide Plaza will be reflected in the Statement of Net Assets in liquidation as the specific actions related to the repositioning have been completed and such increase in market value can be observed. Assuming a future value of $2.0 billion in November 2021, would result in an increase to our net assets in liquidation of approximately $0.59 per share, which would result in estimated net assets in liquidation, on an undiscounted basis, of $8.52 per share. Management’s estimate, like any estimate or projection, is subject to various assumptions and uncertainties including the joint venture’s ability to execute on the business plan, tenants paying their rental obligations, the equity capital and financing markets and New York City market conditions generally. There is no assurance that the joint venture will be successful in taking these various actions and that these actions will, in fact, result in the estimated increase in the value of the property.

Our unaudited financial statements included in this Quarterly Report on Form 10-Q are prepared on the liquidation basis of accounting and accordingly include an estimate of the liquidation value of our assets and other estimates, including estimates of anticipated cash flow, timing of asset sales and liquidation expenses. These estimates update estimates that we have previously provided. These estimates are based on multiple assumptions, some of which may prove to be incorrect, and the actual amount of liquidating distributions we pay to you may be more or less than these estimates. We cannot assure you of the actual amount or timing of liquidating distributions you will receive pursuant to the Liquidation Plan.

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

September 30, 2017

Off-Balance Sheet Arrangements

We have no off-balance-sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Subsequent Events

All significant subsequent events have been discussed throughout this Management’s Discussion and Analysis.

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

September 30, 2017

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

As of January 1, 2017, the investments in real estate were adjusted to their estimated net realizable value, or liquidation value, to reflect the change to the liquidation basis of accounting. The liquidation value represents the estimated amount of cash we expect to collect on the disposal of our assets as we carry out our Liquidation Plan. The liquidation value of our investments in real estate are presented on an undiscounted basis. Estimated costs to dispose of these assets are presented separately from the related assets. Subsequent to January 1, 2017, all changes in the estimated liquidation value of the investments in real estate are reflected as a change in our undiscounted net assets in liquidation.

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

Prior to the adoption of the Liquidation Plan, all derivatives were carried on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depended on the intended use of the derivative, whether we elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that is attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge.

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

As these instruments will not be converted into cash or other consideration, derivative financial instruments have been valued at $0 as of January 1, 2017 in accordance with liquidation accounting. These financial instruments are still in place and effective as of September 30, 2017. We have accrued the estimated monthly amounts for our swap agreements which are included in the liability for estimated costs in excess of estimated receipts during liquidation.

NEW YORK REIT, INC.

September 30, 2017

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

As of September 30, 2017, our debt consisted of both fixed and variable-rate debt. We had fixed-rate secured mortgage notes payable with an aggregate carrying value of $899.5 million and a fair value of $878.8 million. Changes in market interest rates on our fixed-rate debt impact the fair value of the notes, but it has no impact on interest due on the notes. For instance, if interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our obligation to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed–rate debt assumes an immediate 100 basis point move in interest rates from their September 30, 2017 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt by $40.9 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt by $84.1 million.

As of September 30, 2017, our variable-rate debt had a carrying and fair value of $1.0 billion. Interest rate volatility associated with this variable rate debt affects interest expense incurred and cash flow. The sensitivity analysis related to our variable-rate debt assumes an immediate 100 basis point move in interest rates from their September 30, 2017 levels, with all other variables held constant. A 100 basis point increase or decrease in variable interest rates on our variable-rate debt would increase or decrease our interest expense by $10.3 million annually.

These amounts were determined by considering the impact of hypothetical interest rates changes on our borrowing costs, and assuming no other changes in our capital structure. As the information presented above includes only those exposures that existed as of September 30, 2017, it does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.

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

As of September 30, 2017 an evaluation was performed under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of September 30, 2017.

Other Matters

There have been no changes in our internal controls over financial reporting during the most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

NEW YORK REIT, INC.

September 30, 2017

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

Item 1A. Risk Factors.

Set forth below are material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016:

We are dependent on our joint venture partner, which is the administrative member, and has day-to-day control over the Worldwide Plaza, and there can be no assurance as to the timing of a sale of Worldwide Plaza or that we will realize our estimated value.

Our largest investment, representing 2.0 million of the 4.1 million rentable square feet in our portfolio as of September 30, 2017, is our 50.1% equity interest in the joint venture that owns Worldwide Plaza. We estimate holding this investment through November 2021. While we own a majority of the membership interests in Worldwide Plaza, under the Worldwide Plaza joint venture agreement, our joint venture partner, which is a joint venture between an affiliate of SL Green Realty Corp. and a private equity fund sponsored by RXR Realty LLC, is the manager of the joint venture and is responsible for day-to-day management of Worldwide Plaza. While major decisions, such as the approval of the annual budget, require the consent of the Board of Managers, including the consent of Wendy Silverstein who is our designee on the Board of Managers, we do not have control of the decisions to be made by Worldwide Plaza, we are dependent on our joint venture partners and there is a risk of impasse. Investments in joint ventures under certain circumstances, involve risks not present were a third party not involved. Our joint venture partner may have economic or other business interests or goals which are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. Disputes between us and our joint venture partner may result in litigation. Consequently, actions by or disputes with our joint venture partner might result in subjecting us to additional risk. In addition, we may in certain circumstances we may be liable for the actions of our joint venture partner or subject to dilution of our interest if we fail to make required capital contributions to the venture.

We have a right to transfer our membership interests in Worldwide Plaza to purchasers meeting certain qualifications, subject to a right of first offer to our joint venture partner. If our interest is not sold prior to, commencing January 18, 2022, we and our joint venture partner also have the right to require the joint venture to market the property owned by it for sale, subject to a right of first offer to our joint venture partner.

Any transferee of our interest would acquire an interest subject to the same limitations on participation in the management of Worldwide Plaza that are applicable to us. There can be no assurance these limitations will not affect our ability to sell our interest in Worldwide Plaza or the amount we would receive on a sale. In addition, we may determine that a sale of the property rather than our interest in Worldwide Plaza is the best way to maximize the value of our interest in Worldwide Plaza. Because we do not have a right to initiate a sale of the property until 2022, a sale of the property could substantially delay the timing of our complete liquidation. In addition, we may be required to transfer our remaining assets to a liquidating entity by January 3, 2019, and the interests in the liquidating entity will generally not be transferable by our shareholders. Additionally, the existence of the right of first offers may delay our ability to sell the Worldwide Plaza property or our interest in Worldwide Plaza on terms and in the timeframe of our choosing and may diminish the price we receive on a sale.

Our management has estimated that the value of Worldwide Plaza could increase to between $1.9 billion and $2.2 billion by November 2021, our estimated sale date of this investment, as a result of actions to be taken through our joint venture. Our venture partners have jointly developed and recommended a capital budget, which we have agreed to. The capital plan includes targeted capital improvements aimed at maintaining the institutional quality of the building and an appropriate allocation to allow for critical tenant lease renewals and rolls. In addition, capital will be available for new management to focus on repositioning the property as a more modern asset, with a corresponding program to rebrand and likely rename the building as well as energizing and maximizing the potential of the retail and concourse space. We have set aside approximately $90.7 million from the refinancing proceeds to cover an estimate of our share of potential future leasing and capital costs at the property. Our joint venture partners have committed to contribute their pro-rata share of the budgeted capital investment. Management’s estimate, like any estimate or projection, is subject to various assumptions and uncertainties including the joint venture’s ability to execute on the business plan, tenants paying their rental obligations, the equity capital and financing markets and New York City market conditions generally. There is no assurance that the joint venture will be successful in taking these various actions and that these actions will, in fact, result in the estimated increase in the value of the property.

NEW YORK REIT, INC.

September 30, 2017

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description

2.1**	Amendment to Plan of Liquidation

10.1**	Membership Interest Purchase Agreement, dated as of September 14, 2017, between ARC NYWWPJV001, LLC and WWPJV LLC

10.2**	Consent Agreement, dated as of September 14, 2017 between New York REIT, Inc. and WWP Sponsor LLC

10.3*	Contract of Sale between ARC NY1440BWY1, LLC and CIM Group Acquisitions, LLC, dated November 1, 2017

31.1*	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	XBRL (eXtensible Business Reporting Language). The following materials from New York REIT, Inc.‘s Quarterly Report on Form 10-Q for the nine months ended September 30, 2017, formatted in XBRL: (i) the Consolidated Balance Sheet, (ii) the Consolidated Statement of Operations and Comprehensive Income (Loss), (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statement of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

*	Filed herewith
**	Incorporated by reference to Current Report on Form 8-K filed on September 14, 2017.

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

Date:    November 9, 2017