Form 10-K
period 2017-12-31
New York REIT, Inc.
filed 2018-03-01
CIK 1474464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2017

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 001-36416

NEW YORK REIT, INC.

(Exact name of Registrant as specified in its certificate of incorporation)

Maryland	27-1065431
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

7 Bulfinch Place, Suite 500, Boston, MA	02114
(Address of principal executive offices)	(Zip Code)

(617) 570-4750

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $.01 per value per share	New York Stock Exchange
(Title of each class)	Name of Exchange on which registered

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☐

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to the Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The aggregate market value of the shares of common stock held by non-affiliates of the registrant was $1.4 billion based on the closing sale price on the New York Stock Exchange for such stock as of June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter.

As of January 31, 2018, the registrant had 167,928,730 shares of common stock, $0.01 par value per share, outstanding.

Documents incorporated by reference:  None

NEW YORK REIT, INC.

FORM 10-K

NEW YORK REIT, INC.

FORM 10-K

DECEMBER 31, 2017

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

The following are some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•	Our board of directors has adopted a plan of liquidation to sell all or substantially all of the assets of our company and our operating partnership, New York Recovery Operating Partnership, L.P., a Delaware limited partnership (the “OP”), and to liquidate and dissolve our company and the OP (the “Liquidation Plan”). The Liquidation Plan was approved by our stockholders on January 3, 2017, but there can be no assurance that we will succeed in completing the Liquidation Plan and selling our remaining properties or that our existing contracts to sell properties will close;

•	There can be no assurance as to the actual amount of liquidating distributions our stockholders will receive pursuant to the Liquidation Plan or when they will receive them;

•	If we are unable to maintain the occupancy rates of currently leased space and lease currently available space or if tenants default under their leases or other obligations to us during the liquidation process, our cash flow will be reduced and our liquidating distributions may be reduced;

•	All of our properties are located in the New York metropolitan statistical area (“MSA”), making us dependent upon the economic climate in New York City;

•	We may fail to continue to qualify to be treated as a real estate investment trust for U.S. federal income tax purposes (“REIT”), which would adversely affect our operations and reduce the amount of our liquidating distributions;

•	Interests in any liquidating entity we may establish pursuant to the Liquidation Plan will be generally non-transferable; and

•	We may be adversely affected by changes in general economic, business and political conditions, including the possibility of intensified international hostilities, acts of terrorism, and changes in conditions of United States or international lending, capital and financing markets.

All forward-looking statements should be read with the risks noted in Part I, Item 1A of this Annual Report on Form 10-K.

NEW YORK REIT, INC.

FORM 10-K

DECEMBER 31, 2017

PART I

Item 1. Business.

Organization

New York REIT, Inc. (the “Company”) was incorporated on October 6, 2009 as a Maryland corporation that qualified as a real estate investment trust for U.S. federal income tax purposes (“REIT”) beginning with its taxable year ended December 31, 2010. On April 15, 2014, the Company listed its common stock on the New York Stock Exchange (“NYSE”) under the symbol “NYRT.”

The Company purchased its first property and commenced active operations in June 2010. As of December 31, 2017, the Company owned 14 properties, aggregating 1.7 million rentable square feet, with an average occupancy of 97.6%. The Company’s portfolio primarily consists of office and retail properties, representing 76% and 10%, respectively, of rentable square feet as of December 31, 2017. The Company also owns a hotel and one stand alone parking garage. Properties other than office and retail spaces represent 14% of rentable square feet.

As of February 28, 2018, the Company has sold, or entered into firm contracts to sell, all of its properties except for the remaining 50.1% interest in Worldwide Plaza, the Viceroy Hotel and the 33 West 56th Street Garage. The Company currently expects the 33 West 56th Street Garage will be sold during the second quarter of 2018 and that the Viceroy Hotel will have a signed purchase and sale contract by the end of the second quarter of 2018, although there can be no assurance that either one of these events will take place in this time frame. Also as of February 28, 2018, the Company has combined debt outstanding of $57.2 million and the Company has paid aggregate cash liquidating distributions of $851.4 million, or $5.07 per share.

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

Liquidation Plan

The Liquidation Plan, as amended by the Board of Directors in accordance with the terms of the Liquidation Plan, provides for an orderly sale of the Company’s assets, payment of the Company’s liabilities and other

NEW YORK REIT, INC.

FORM 10-K

DECEMBER 31, 2017

obligations and the winding down of operations and final dissolution of the Company. Under the Liquidation Plan, the Company is not permitted to make any new investments except for the exercise of its option (the “WWP Option”) to purchase additional equity interests in its WWP Holdings, LLC venture (“WWP”), which was exercised on June 1, 2017 and enter into the transaction relating to Worldwide Plaza pursuant to the Membership Interest Purchase Agreement with a purchaser, a joint venture between an affiliate of SL Green Realty Corp. (“SLG”) and a private equity fund sponsored by RXR Realty LLC, which closed on October 18, 2017 or to make protective acquisitions or advances with respect to its existing assets (see Note 6). The Company is permitted to satisfy any existing contractual obligations and fund required tenant improvements and capital expenditures at its real estate properties, including real estate properties owned by joint ventures in which the Company owns an interest.

The Liquidation Plan enables the Company to sell any and all of its assets without further approval of the stockholders and provides that liquidating distributions be made to the stockholders as determined by the Board. Pursuant to applicable REIT rules, the Company must complete the disposition of its assets by January 3, 2019, two years after the date the Liquidation Plan was approved by the stockholders, in order to deduct liquidating distributions as dividends. To the extent that all of the Company’s assets are not sold by such date, the Company intends to satisfy the requirement by converting the Company to a limited liability company, which will require shareholder approval.

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

The Board may terminate the Liquidation Plan without stockholder approval only (i) if the Board approves the Company entering into an agreement involving the sale or other disposition of all or substantially all of the assets or common stock by merger, consolidation, share exchange, business combination, sale or other transaction involving the Company or (ii) if the Board determines, in exercise of its duties under Maryland law, after consultation with its advisor, which is Winthrop Advisor, and its financial advisor, if applicable, or other third party experts familiar with the market for Manhattan office properties, that an adverse change in the market for Manhattan office properties has occurred and reasonably would expect it to adversely affect continuing with the Liquidation Plan. Notwithstanding approval of the Liquidation Plan by the stockholders, the Board may amend the Liquidation Plan without further action by the stockholders to the extent permitted under the current law.

Sales Pursuant to the Plan of Liquidation

Subsequent to the adoption of the Plan of Liquidation, excluding the partial sale of Worldwide Plaza, the Company sold six properties for an aggregate purchase price of $1.325 billion during 2017 and five properties for an aggregate purchase price of $361.9 million to date in 2018. Also in 2017, the Company sold a 48.7% interest

NEW YORK REIT, INC.

FORM 10-K

DECEMBER 31, 2017

in Worldwide Plaza based on an aggregate property value of $1.725 billion. In addition, the Company has entered into purchase agreements to sell an additional six properties, which, if consummated, will result in aggregate gross proceeds of approximately $73.2 million. As of the date of this Annual Report on Form 10-K, the 33 West 56th Street Garage, the Viceroy Hotel and our remaining interest in Worldwide Plaza are the only assets remaining that are not subject to a binding sale agreement providing for their sale. The following summarizes the sales of properties and the pending contracts to sell properties.

50 Varick – property sale – On August 7, 2017, we sold to an independent third party our 50 Varick Street office property in Manhattan, New York for a gross sales price of $135.0 million. The property was part of the collateral for our $760.0 million POL Loans. In connection with the sale, we paid down $78.1 million of debt as required under the POL Loans. After satisfaction of debt, pro-rations and closing costs we received net proceeds of approximately $49.1 million. The estimated liquidation value of the property was $137.5 million at January 1, 2017 and was adjusted to $135.0 million at June 30, 2017 to reflect the contract for sale.

245-249 West 17th Street and 218 West 18th Street – property sale – On October 11, 2017, we sold to an independent third party our 245-249 West 17th Street (Twitter) and 218 West 18th Street (Red Bull) office properties in Manhattan, New York for a gross sales price of $514.1 million. The properties were part of the collateral for our $760.0 million POL Loans. In connection with the sale, we paid down $347.9 million of debt as required under the POL Loans. After satisfaction of debt, pro-rations and closing costs we received net proceeds of approximately $146.2 million. The estimated liquidation values of the properties were $532.6 million at January 1, 2017 and were adjusted to $514.1 million at September 30, 2017 to reflect the contracts for sale.

229 West 36th Street and 256 West 38th Street – property sale – On November 6, 2017, we sold to an independent third party our 229 West 36th Street and 256 West 38th Street office properties in Manhattan, New York for a gross sales price of $155.9 million. The 229 West 36th Street property was part of the collateral for our $760.0 million POL Loans. In connection with the sale, we paid down $66.1 million of debt as required under the POL Loans. The 256 West 38th Street property was encumbered by a $24.5 million mortgage loan which was satisfied in full upon the sale of the property. After satisfaction of the mortgage debt, pro-rations and closing costs we received net proceeds of approximately $58.8 million. The estimated liquidation value of the properties were $152.4 million at January 1, 2017 and were adjusted to $155.9 million at September 30, 2017 to reflect the contracts for sale.

1440 Broadway – property sale – On December 19, 2017, we sold to an independent third party the 1440 Broadway office property in Manhattan, New York for a gross sales price of $520.0 million. The 1440 Broadway property was encumbered by a $305.0 million mortgage loan which was satisfied in full upon the sale of the property. After satisfaction of debt, pro-rations and closing costs, we received net proceeds of approximately $192.9 million. The estimated liquidation value of the property was $582.8 million at January 1, 2017 and was adjusted to $520.0 million at September 30, 2017 to reflect the contract for sale.

Worldwide Plaza – exercise of option, sale of interests and refinancing – On June 1, 2017, in connection with exercising the WWP option, we acquired an additional 49.9% equity interest in Worldwide Plaza for a contract purchase price of $276.7 million, based on the option price of approximately $1.4 billion less $875.0 million of debt on the property. On October 18, 2017, we sold a 48.7% interest in Worldwide Plaza to a joint venture managed by SL Green Realty Corp. and RXR Realty LLC based on the agreed upon value of the property of $1.725 billion. In conjunction with the equity sale, there was a concurrent $1.2 billion refinancing of the existing Worldwide Plaza debt. We received cash at closing of approximately $355.0 million from the sale and excess proceeds from the financing, which is net of certain closing costs, including $109.0 million of

NEW YORK REIT, INC.

FORM 10-K

DECEMBER 31, 2017

defeasance and prepayment costs, and a $90.7 million capital reserve. The new debt on Worldwide Plaza bears interest at a blended rate of approximately 3.98% per annum, requires monthly payments of interest only and matures in November 2027.

333 West 34th Street – property sale – On November 9, 2017, we entered into a contract to sell to an independent third party the 333 West 34th Street office property in Manhattan, New York for a gross sales price of $255.0 million. The sale was completed on January 5, 2018. The property was part of the collateral for our $760.0 million POL Loans. In connection with the sale, we paid down $110.6 million as required under the POL Loans upon the sale of the property. After satisfaction of debt, pro-rations and closing costs, we received net proceeds of approximately $134.6 million. The estimated liquidation value of the property was $260.6 million at January 1, 2017 and was adjusted to $255.0 million at September 30, 2017 based on the contract sale price.

350 West 42nd Street – property sale – On December 7, 2017, we entered into a contract to sell to an independent third party the 350 West 42nd Street retail property in Manhattan, New York for a gross sales price of $25.1 million. The sale was completed on January 10, 2018.    The property was part of the collateral for our $760.0 million POL Loans. In connection with the sale, we paid down $11.3 million as required under the POL Loans upon the sale of the property. After satisfaction of debt, pro-rations and closing costs, we received net proceeds of approximately $12.6 million. The estimated liquidation value of the property was $24.5 million at January 1, 2017, $25.2 million at September 30, 2017 and was adjusted to $25.1 million at December 31, 2017 based on the contract sale price.

One Jackson Square – property sale – On November 9, 2017, we entered into a contract to sell to an independent third party the One Jackson Square retail property in Manhattan, New York for a gross sales price of $31.0 million. The sale was completed on February 6, 2018. The property was part of the collateral for our $760.0 million POL Loans. In connection with the sale, we paid down $13.0 million as required under the POL Loans upon the sale of the property. After satisfaction of debt, pro-rations and closing costs, we received net proceeds of approximately $16.5 million. The estimated liquidation value of the property was $28.9 million at January 1, 2017 and was adjusted to $31.0 million at September 30, 2017 based on the contract sale price.

306 East 61st Street – property sale – On December 11, 2017, we entered into a contract to sell to an independent third party the 306 East 61st Street office property in Manhattan, New York for a gross sales price of $47.0 million. The sale was completed on February 16, 2018. The property was encumbered by a $19.0 million mortgage loan which was satisfied in full at closing. After satisfaction of debt, pro-rations and closing costs, we received net proceeds of approximately $26.5 million. The estimated liquidation value of the property was $54.6 million at January 1, 2017, $40.0 million at September 30, 2017 and was adjusted to $47.0 million at December 31, 2017 based on the contract sale price.

2091 Coney Island Avenue – property sale – On November 15, 2017, we entered into a contract to sell to an independent third party the 2091 Coney Island Avenue office property in Brooklyn, New York for a gross sales price of $3.8 million. The sale was completed on February 14, 2018. The property, together with the retail property located at 2067-2073 Coney Island Avenue make up 1100 Kings Highway. The property is part of the collateral for the $20.2 million mortgage note payable on 1100 Kings Highway. In connection with the sale, we were required to pay down the outstanding mortgage loan by $4.4 million. The estimated liquidation value of the property was $3.8 million at January 1, 2017, September 30, 2017 and December 31, 2017.

416 Washington Street – contract for sale – On January 22, 2018, we entered into a contract to sell to an independent third party the 416 Washington Street retail property in New York, New York for a gross sales price of $11.2 million. The property is part of the collateral for our $760.0 million POL Loans. In connection with the

NEW YORK REIT, INC.

FORM 10-K

DECEMBER 31, 2017

sale, we expect to pay down $5.5 million as required under the POL Loans upon the sale of the property. The estimated liquidation value of the property was $11.9 million at January 1, 2017 and September 30, 2017 and was adjusted to $11.2 million at December 31, 2017 based on the contract sale price. If consummated, the sale of the property is expected to close in the first quarter of 2018.

2067 – 2073 Coney Island Avenue – contract for sale – On January 25, 2018, we entered into a contract to sell to an independent third party the 2067-2073 Coney Island Avenue retail property in Brooklyn, New York for a gross sales price of $30.5 million. The property is part of the collateral for the $20.2 million mortgage note payable on 1100 Kings Highway. The estimated liquidation value of the property was $30.3 million at January 1, 2017 and September 30, 2017 and was adjusted to $30.5 million at December 31, 2017 based on the contract sale price. If consummated, the sale of the property is expected to close in the second quarter of 2018.

350 Bleecker Street and 367-387 Bleecker Street – contract for sale – On February 15, 2018, we entered into a combined contract to sell to an independent third party the 350 Bleecker Street and 367-387 Bleecker Street properties located in Manhattan, New York for a gross sale price of $31.5 million. The properties are part of the collateral for our $760.0 million POL Loans. In connection with the sale we expect to pay down the POL Loans by $21.1 million. The estimated liquidation value of the properties was $49.8 million at January 1, 2017, $32.5 million at September 30, 2017 and was adjusted to $31.5 million at December 31, 2017 based on the contract for sale. If consummated, the sale of the properties is expected to close in the second quarter of 2018.

Assets

All of our assets are located in New York City.

The following table presents information about the property type and geographic diversity of the properties we owned as of December 31, 2017. The amounts shown in the table below include our proportionate share of our investment in Worldwide Plaza. See Note 7 – Investment in Unconsolidated Joint Venture to our audited consolidated financial statements in this Annual Report on Form 10-K for further discussion regarding our investment in Worldwide Plaza.

Total Square Feet by Property	Total	Manhattan	Brooklyn
Office	1,323,107	1,305,107	18,000
Retail (1)	167,930	124,612	43,318
Hotel	128,612	128,612	—
Parking (2)	122,172	122,172	—

Total owned square feet (end of period)	1,741,821	1,680,503	61,318

% of Total Square Feet by Property Type	Total	Manhattan	Brooklyn
Office	76%	78%	29%
Retail [1]	10%	7%	71%
Hotel	7%	8%	—%
Parking [2]	7%	7%	—%
Storage	—%	—%	—%

Total owned square feet (end of period) [2]	100%	100%	100%

(1)	Includes 39,638 square feet of stand-alone retail and 128,291 square feet of retail associated with our office portfolio.
(2)	Excludes 15,055 square foot parking garage at 416 Washington Street, which is being operated under a management agreement with a third party.

NEW YORK REIT, INC.

FORM 10-K

DECEMBER 31, 2017

The following table lists the existing tenants whose annualized cash rent represented greater than 10% of our total annualized cash base rent for all portfolio properties as of December 31, 2017, 2016 and 2015, respectively:

		December 31,
Property Portfolio	Tenant	2017	2016	2015
Worldwide Plaza [1]	Cravath, Swaine & Moore, LLP	17%	16%	16%
Worldwide Plaza [1]	Nomura Holdings America, Inc.	11%	11%	11%

[1]	For 2017, annualized cash base rent reflects our 50.1% pro rata share of rent generated by Worldwide Plaza. For 2016 and 2015, annualized cash base rent reflects our 48.9% prorata share of rent generated by Worldwide Plaza.

The termination, delinquency or non-renewal of any of the above tenants would have a material adverse effect on our revenues. No other tenant represents more than 10% of our annualized cash rent for the periods presented.

Indebtedness

As of December 31, 2017, we had combined debt of $215.5 million, including the POL Loans described below and $601.2 million of unconsolidated mortgage debt reflecting our pro rata share of Worldwide Plaza’s total mortgage debt of $1.2 billion, with a weighted average interest rate equal to 4.3% per annum and a weighted average term to maturity of 7.5 years. Approximately $197.2 million of this debt matures prior to January 3, 2019, the 24-month anniversary of stockholder approval of the Liquidation Plan. As a result of pay downs subsequent to year end, we had $57.2 million of combined debt, inclusive of $41.3 million outstanding under the POL Loan as of February 28, 2018.

On December 20, 2016, the Company, through indirect wholly owned subsidiaries of the OP, entered into a mortgage loan (the “Mortgage Loan”) in the aggregate amount of $500.0 million and a mezzanine loan in the aggregate amount of $260.0 million (the “Mezzanine Loan” and, together with the Mortgage Loan, the “POL Loans”). The POL Loans were initially secured directly, in the case of the mortgage loan, and indirectly in the case of the mezzanine loan, by our properties located in New York, New York at 245-249 West 17th Street, 333 West 34th Street, 216-218 West 18th Street, 50 Varick Street, 229 West 36th Street, 122 Greenwich Street, 350 West 42nd Street, 382-384 Bleecker Street, 350 Bleecker Street, 416-425 Washington Street, 33 West 56th Street and 120 West 57th Street (the “POL Loan Properties”). Each of the POL Loan Properties has a corresponding allocated loan amount which must be repaid upon the sale of the property in order to release the property as collateral for the POL Loans. Properties sold during 2017 and to date in 2018 have been released and are no longer collateral for the POL Loans.

On December 20, 2017, the POL Loans were extended through September 30, 2018 and the Mezzanine Loan balance of $91.6 million was repaid. The Company paid an extension fee of $0.4 million. At December 31, 2017 the Mortgage Loan has an outstanding principal amount of $176.2 million and requires monthly interest payments at a weighted average interest rate of LIBOR plus 3.50%.

Tax Status

We elected and qualified to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), effective for our taxable year ended December 31, 2010. We believe

NEW YORK REIT, INC.

FORM 10-K

DECEMBER 31, 2017

that, commencing with such taxable year, we have been organized and operated in a manner so that we qualify for taxation as a REIT under the Code. We intend to continue to operate in such a manner during our liquidation process, but no assurance can be given that we will operate in a manner so as to remain qualified for taxation as a REIT. Despite having adopted the Liquidation Plan, in order to continue to qualify for taxation as a REIT we must, among other things, continue to distribute annually at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with generally accepted accounting principles (“GAAP”)) determined without regard for the deduction for dividends paid and excluding net capital gains, and must comply with a number of other organizational and operational requirements until we have completely liquidated. If we continue to qualify for taxation as a REIT, we generally will not be subject to federal corporate income tax on that portion of our REIT taxable income that we distribute to our stockholders. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and properties as well as federal income and excise taxes on our undistributed income.

Competition

The New York City real estate market is highly competitive and there are many competing properties in the New York MSA. With respect to the assets that we own, we compete for tenants based on a number of factors that include location, rental rates, security, suitability of the property’s design to prospective tenants’ needs and the manner in which the property is operated and marketed. Many competitors have substantially greater marketing budgets and financial resources than we do which could limit our success when we compete with them directly. Competition could have a material effect on our occupancy levels, rental rates and on property operating expenses. We also may compete with other entities advised or sponsored by affiliates of the Winthrop Advisor for tenants.

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

Employees

We have no employees. The employees of the Winthrop Advisor and their affiliates perform a full range of real estate services for us, including property management, accounting, asset management and investor relations services.

NEW YORK REIT, INC.

FORM 10-K

DECEMBER 31, 2017

We are dependent on these affiliates for services that are essential to us, including asset dispositions, asset and property management and other general administrative responsibilities.

Financial Information About Industry Segments

With the adoption of the plan of liquidation, we have only one reporting segment subsequent to January 3, 2017.

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

The net proceeds of the Liquidation Plan will be distributed to stockholders over time in one or more liquidating distributions. The actual amount that we will distribute to you in the liquidation will depend upon the actual amount of our liabilities, the actual proceeds from the sale of our properties, the actual fees and expenses incurred in connection with the sale of our properties, the actual expenses incurred in the administration of our properties prior to disposition, our actual general and administrative expenses, including fees and expense reimbursements paid to the Winthrop Advisor and its affiliates and other liabilities that may be incurred by us, our ability to continue to meet the requirements necessary to retain our status as a REIT throughout the liquidation process, our ability to avoid U.S. federal income and excise taxes throughout the period of the liquidation process and other factors. If our liabilities (including, without limitation, tax liabilities and compliance costs) are greater than we currently expect or if the sales prices of our assets are less than we expect, you will receive less in total liquidating distributions.

Pursuant to the Liquidation Plan, we are seeking to sell most or all of our assets and to pay most or all of the liquidating distributions, other than proceeds from the sale of our remaining interests in WWP, within 12 to 15 months of the Transition Date, although there is no assurance that all of our assets will be sold or final distributions will be made within that time period. We will be unable to pay liquidating distributions until we

NEW YORK REIT, INC.

FORM 10-K

DECEMBER 31, 2017

repay the release amounts required to be paid upon property sales under the POL Loans, which may delay the timing of liquidating distributions. Additionally, our board of directors has discretion as to the timing of distributions of net sales proceeds.

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

As of the date of this Annual Report on Form 10-K, the 33 West 56th Street Garage, the Viceroy Hotel and our remaining interest in Worldwide Plaza are the only assets remaining that are not subject to a binding sale agreement providing for their sale. The sales prices that we will ultimately be able to obtain for our assets are subject to many variables. For example, in order to find buyers in a timely manner, we may be required to lower our asking price below the low end of our current estimate of the asset’s market value. If we are not able to find buyers for these assets in a timely manner or if we have overestimated the sales prices we will receive, our liquidating distributions to our stockholders would be delayed or reduced. Furthermore, real estate sales prices are constantly changing and fluctuate with changes in interest rates, supply and demand dynamics, occupancy percentages, lease rates, the availability of suitable buyers, the perceived quality and dependability of income flows from tenants and a number of other factors, both local and national. In addition, the amount of transactional fees and expenses or unknown liabilities, if any, may adversely impact the net liquidation proceeds from our assets.

We may require additional capital to implement the Liquidation Plan.

In December 2016, we entered into the POL Loans to repay the Credit Facility in full and provide $260.0 million in additional capital to exercise the WWP Option, which we exercised on June 1, 2017. It is possible we may require additional funds for other capital needs including capital expenditures, working capital and other expenses related to our properties. There is no assurance that we will have sufficient capital to implement the Liquidation Plan effectively. If we need additional capital, we are unlikely to be able to access the capital markets and any failure to obtain financing to meet our capital needs, on favorable terms or at all, could reduce and delay the liquidating distributions we make to our stockholders.

We are dependent on our joint venture partner, which is the administrative member and has day-to-day control over the activities of Worldwide Plaza, and there can be no assurance as to the timing of a sale of Worldwide Plaza or that we will realize our estimated value.

Our largest investment, representing 1.0 million of the 1.7 million rentable square feet in our portfolio as of December 31, 2017, and 95.7% of the 1.1 million rental square footage after the sales closed in 2018, is our 50.1% equity interest in the joint venture that owns Worldwide Plaza. We estimate holding this investment up to November 2021. While we own a majority of the membership interests in Worldwide Plaza, under the Worldwide Plaza joint venture agreement, our joint venture partner, which is a joint venture between an affiliate of SL Green Realty Corp. and a private equity fund sponsored by RXR Realty LLC, is the manager of the joint venture and is responsible for day-to-day management of Worldwide Plaza. All major decisions require the

NEW YORK REIT, INC.

FORM 10-K

DECEMBER 31, 2017

consent of the Board of Managers, including the consent of Wendy Silverstein who is our designee on the Board of Managers, however, we do not have control of the day-to-day decisions to be made by Worldwide Plaza, and therefore we are dependent on our joint venture partners and there is a risk of impasse. Additionally, under the joint venture agreement, we would lose approval rights relating to property-level major decisions for Worldwide Plaza if Wendy Silverstein ceased to serve on the Board of Managers and we did not appoint a replacement consented to by our joint venture partners, such consent not to be unreasonably withheld, within 90 days. Investments in joint ventures under certain circumstances, involve risks not present were a third party not involved. Our joint venture partner may have economic or other business interests or goals which are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. Disputes between us and our joint venture partner may result in litigation. Consequently, actions by or disputes with our joint venture partner might result in subjecting us to additional risk. In addition, in certain circumstances we may be liable for the actions of our joint venture partner or subject to dilution of our interest if we fail to make required capital contributions to the venture.

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

Our management has estimated that the value of Worldwide Plaza could increase to between $1.9 billion and $2.2 billion by November 2021, our estimated sale date of this investment, as a result of actions to be taken through our joint venture. Our venture partners have jointly developed and recommended a capital budget, which we have agreed to. The timing on the sale of the property, and the ultimate value we receive from the sale, are subject to change. The capital plan includes targeted capital improvements aimed at maintaining the institutional quality of the building and an appropriate allocation to allow for critical tenant lease renewals and rolls. In addition, capital will be available for new management to focus on repositioning the property as a more modern asset, with a corresponding program to rebrand and likely rename the building as well as energizing and maximizing the potential of the retail and concourse space. We have set aside approximately $90.7 million from the refinancing proceeds to cover an estimate of our share of potential future leasing and capital costs at the property. Our joint venture partners have committed to contribute their pro-rata share of the budgeted capital investment. Management’s estimate, like any estimate or projection, is subject to various assumptions and uncertainties including the joint venture’s ability to execute on the business plan, tenants paying their rental obligations, the equity capital and financing markets and New York City market conditions generally. There is no assurance that the joint venture will be successful in taking these various actions and that these actions will, in fact, result in the estimated increase in the value of the property.

NEW YORK REIT, INC.

FORM 10-K

DECEMBER 31, 2017

Our ability to sell the Worldwide Plaza property may be delayed by a right of first offer held by one of the tenants of the Worldwide Plaza property.

The lease with one of the tenants at the Worldwide Plaza property contains a right of first offer in the event that WWP is selling 100% of the property. The right requires that WWP offer the tenant the option to purchase 100% of the Worldwide Plaza property, at a price (and on other material terms) proposed by WWP prior to selling the Worldwide Plaza property to a third party. If, after a 45-day period, that tenant does not accept the offer, WWP may then sell the Worldwide Plaza property to a third party, provided that WWP will be required to re-offer the property to that tenant if we desire to sell the Worldwide Plaza property for a purchase price (and other economic consideration) less than 92.5% of the initial purchase price contained in the offer to that tenant. The existence of this right of first offer may delay WWP’s ability to sell the Worldwide Plaza property on terms and in the timeframe of our choosing and may diminish the price other potential purchasers may be willing to pay for the Worldwide Plaza property, which may reduce or delay the liquidating distributions that will be paid to our stockholders.

If we are unable to satisfy all of our obligations to creditors, or if we have underestimated our future expenses, the amount of liquidation proceeds will be reduced.

Pursuant to the Liquidation Plan, we intend to file articles of dissolution with the State Department of Assessments and Taxation of Maryland (“SDAT”) promptly after the sale of all of our remaining assets or at such time as we have transferred our remaining assets, subject to our liabilities, into a liquidating entity. Pursuant to Maryland law, we will continue to exist for the purpose of paying, satisfying and discharging any debts or obligations, collecting and distributing its assets, and doing all other acts required to liquidate and wind up its business and affairs. We intend to pay for all liabilities and distribute all of our remaining assets, before we file our articles of dissolution.

Under Maryland law, certain obligations or liabilities imposed by law on our stockholders, directors, or officers cannot be avoided by the dissolution. For example, if we make distributions to our stockholders without making adequate provisions for payment of creditors’ claims, our stockholders could be liable to the creditors to the extent of any payments due to creditors. The liability of any stockholder is, however, limited to the amounts previously received by such stockholder from us (and from any liquidating entity). Accordingly, in such event, a stockholder could be required to return all liquidating distributions previously paid to such stockholder and a stockholder could receive nothing from us under the Liquidation Plan. Moreover, in the event a stockholder has paid taxes on amounts previously received as a liquidating distribution, a repayment of all or a portion of such amount could result in a stockholder incurring a net tax cost if the stockholder’s repayment of an amount previously distributed does not cause a commensurate reduction in taxes payable. Therefore, to the extent that we have underestimated the size of our contingency reserve and distributions to our stockholders have already been paid, our stockholders may be required to return some or all of such distributions.

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

The Liquidation Plan provides for the sale of all or substantially all of our assets, all of which are real estate investments, and we cannot predict whether we will be able to do so at a price or on terms and conditions acceptable to us. Investments in real properties are relatively illiquid. The amount we receive upon sales of our assets depends on the underlying value of our assets, and the underlying value of our assets may be reduced by a number of factors that are beyond our control, including, without limitation, the following:

•	changes in general economic or local conditions;

NEW YORK REIT, INC.

FORM 10-K

DECEMBER 31, 2017

•	changes in supply of or demand for similar or competing properties in an area;

•	changes in interest rates and availability of mortgage funds that may render the sale of a property difficult or unattractive;

•	increases in operating expenses;

•	the financial performance of our tenants, and the ability of our tenants to satisfy their obligations under their leases;

•	vacancies and inability to lease or sublease space;

•	potential major repairs which are not presently contemplated or other contingent liabilities associated with the assets;

•	competition; and

•	changes in tax, real estate, environmental and zoning laws.

•	In addition, because we will only own three properties following the sales completed to date in 2018 and the sale of properties under contract, any item which adversely affects an individual property will have a greater effect on the Company than it would if we owned more properties and were more diversified.

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

In connection with implementing the Liquidation Plan, we will seek to enter into binding sale agreements for each of our remaining properties. The consummation of the potential sales for which we will enter into sale agreements in the future will be subject to satisfaction of closing conditions. If any of the transactions contemplated by these future sale agreements do not close because of a buyer default, failure of a closing condition or for any other reason, we may not be able to enter into a new agreement on a timely basis or on terms that are as favorable as the original sale agreement. Any delay in the completion of asset sales could delay our payment of liquidating distributions to our stockholders. We will also incur additional costs involved in locating a new buyer and negotiating a new sale agreement for this asset. If we incur these additional costs, our liquidating distributions to our stockholders would be reduced.

Pursuing the Liquidation Plan may increase the risk that we will become liable for U.S. federal income and excise taxes.

We generally are not subject to U.S. federal income tax to the extent that we distribute to our stockholders during each taxable year (or, under certain circumstances, during the subsequent taxable year) dividends equal to

NEW YORK REIT, INC.

FORM 10-K

DECEMBER 31, 2017

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

REITs are subject to a 100% excise tax on any net income from “prohibited transactions,” which include sales or other dispositions of property held for sale to customers in the ordinary course of the REIT’s trade or business which is not a foreclosure property. The determination of whether property is held for sale to customers in the ordinary course of our trade or business is inherently factual in nature and, thus, cannot be predicted with certainty. The Code provides a “safe harbor” which, if all its conditions are met, would protect a REIT’s property sales from being considered prohibited transactions. The conditions include, among other things, that the property be held by us for at least two years for the production of rental income and that we do not have more than seven property sales in any taxable year (there are alternative conditions to this seven sales condition, but those alternatives could not be met in the context of our complete liquidation). With the exception of the additional interest in Worldwide Plaza acquired pursuant to the WWP Option, each of the properties we currently own has been held by us for at least two years for the production of rental income, and we may attempt to manage the timing of the sales of our properties so that we are able to meet the safe harbor in connection with the Liquidation Plan.

However, if we are to completely liquidate within 24 months of approval of the Liquidation Plan by our stockholders, it is possible that the IRS could take the position that we do not satisfy the safe harbor with respect to the portion of the Worldwide Plaza property we acquired through the exercise of the WWP Option. Regardless of whether a transaction qualifies for the safe harbor, we believe, but cannot assure you, that all of our properties are held for investment, should not be considered to be held for sale to customers in the ordinary course of our trade or business (including our interest in the Worldwide Plaza property and the additional interest acquired through the exercise of the WWP Option) and we intend to structure our property sales pursuant to the Liquidation Plan in a manner that none of these sales will be subject to this tax. However, because of the number of properties that would have to be sold and the inability to meet the safe harbor with respect to at least a portion of the Worldwide Plaza property, there is a risk that the IRS could seek to treat some or all of the property sales as prohibited transactions resulting in the payment of taxes by us, in which case the amount of liquidating distributions to our stockholders could be significantly reduced.

NEW YORK REIT, INC.

FORM 10-K

DECEMBER 31, 2017

Completing our liquidation by transferring any remaining assets to a liquidating trust or converting to a limited liability company may cause you to recognize taxable gain prior to the receipt of cash.

The REIT provisions of the Code generally require that each year we distribute as a dividend to our stockholders at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding net capital gain). Liquidating distributions we make pursuant to the Liquidation Plan will qualify for the dividends paid deduction, provided that they are made within 24 months of the adoption of such plan. Conditions may arise which cause us not to be able to liquidate within such 24-month period. For instance, it may not be possible to sell our assets at acceptable prices during such period. In such event, rather than retain our assets and risk losing our status as a REIT, we intend, for tax purposes, to transfer our remaining assets and liabilities to a liquidating trust or, subject to the approval of our shareholders, convert to a limited liability company in order to meet the 24-month requirement. We may also elect to transfer our remaining assets and liabilities to a liquidating trust or, subject to the approval of our shareholders, convert to a limited liability company within such 24-month period to avoid the costs of operating as a public company. Such a transfer or conversion would be treated for U.S. federal income tax purposes as a distribution of our remaining assets and liabilities to our stockholders, immediately followed by a contribution of the assets and liabilities to the liquidating trust or limited liability company. As a result, you would recognize gain (or loss) in the tax year of such transfer or conversion equal to the difference between (x) your share of the cash and the fair market value of any assets received by the liquidating trust or limited liability company, less any liabilities assumed by the liquidating trust or limited liability company, and (y) your tax basis in your shares of our common stock (reduced by the amount of all prior liquidating distributions paid to you during the liquidation period), prior to the subsequent sale of such assets and the distribution to you of the net cash proceeds, if any. Whether you recognize gain (or loss) is determined separately for each block of shares of our common stock you acquired. Furthermore, for purposes of computing gain (or loss), the fair market value of any remaining assets (net of liabilities) may not necessarily correspond with our share price. Such transfer or conversion also may have adverse tax consequences for tax-exempt and non-U.S. stockholders, including with respect to the on-going activity of the liquidating trust or limited liability company.

In addition, it is possible that the fair market value of the assets received by the liquidating trust or limited liability company, as estimated for purposes of determining the extent of the stockholder’s gain at the time interests in the liquidating trust or limited liability company are received by the stockholders, will exceed the cash and fair market value of property received by the liquidating trust or limited liability company on a sale of the assets. In this case, the stockholder would recognize a loss in a taxable year subsequent to the taxable year in which the gain was recognized. The ability of stockholders to claim this loss may be limited.

Our entity value may be adversely affected by the implementation of the Liquidation Plan.

The implementation of the Liquidation Plan and our engaging in the process of winding-up our operations may dissuade parties that might have an interest in acquiring our company from pursuing such an acquisition and may, especially as the liquidation process progresses and draws closer to completion, also preclude other possible courses of action not yet identified by our board of directors. Our sale of assets may have reduced the likelihood of a party making an offer to acquire us at an entity-level for a value that exceeds what we could realize from individual asset sales.

Our board of directors may terminate or amend the Liquidation Plan without stockholder approval.

Our board of directors has adopted and approved the Liquidation Plan and may terminate the Liquidation Plan without stockholder approval (i) if our board of directors approves us entering into an agreement involving

NEW YORK REIT, INC.

FORM 10-K

DECEMBER 31, 2017

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

The U.S. federal income tax consequences of abandoning the Liquidation Plan are not entirely clear once we have begun making liquidating distributions, in particular because liquidating distributions could be made in multiple tax years during the 24 months we have for U.S. federal income tax purposes to complete our liquidation after the Liquidation Plan has been approved by our stockholders. In general, distributions to you under the Liquidation Plan, including your pro rata share of the fair market value of any assets that are transferred to a limited liability company or a liquidating trust, should not be taxable to you for U.S. federal income tax purposes until the aggregate amount of liquidating distributions to you exceeds your adjusted tax basis in your shares of our common stock, and then should be taxable to you as capital gain or loss (assuming you hold your shares as a capital asset). However, if we abandon the Liquidation Plan, the U.S. federal income tax treatment of any liquidating distributions already made pursuant to the Liquidation Plan would change because they would no longer be treated as having been made as part of our complete liquidation. Instead, any such distributions would be treated as either a dividend made with respect to the shares you hold, subject to the normal rules of U.S. federal income tax, the same as dividends you received prior to our adoption of the Liquidation Plan were subject to, or as payment to you for the sale or exchange of your shares in partial redemption of them. Whether sale or distribution treatment would apply to you depends on your particular circumstances and we cannot predict which would apply; however, regardless of which treatment would apply, each distribution likely would be at least be partially taxable to you. Accordingly, if we had made liquidating distributions in the tax year we adopted the Liquidation Plan which did not exceed your tax basis in your shares (and therefore were not taxable to you), and we abandoned the Liquidation Plan in the subsequent tax year, you may now have a tax liability with respect to the distributions made to you in the prior tax year, and, if they are treated as distributions rather than a sale or exchange, whether you are taxed at ordinary income or capital gains rates may depend on whether we had declared any portion of such distributions as capital gain dividends. In addition, liquidating distributions we make pursuant to the Liquidation Plan qualify for the dividends paid deduction (which helps us ensure we meet our annual distribution requirement during our liquidation process), provided that they are made within 24 months of the adoption of such plan; however, if such distributions were no longer made pursuant to our complete liquidation within 24 months of the adoption of the Liquidation Plan, whether any part of such distributions qualify for the dividends paid deduction will depend on different criteria.

NEW YORK REIT, INC.

FORM 10-K

DECEMBER 31, 2017

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

Historically, extraordinary corporate actions by a company, such as the Liquidation Plan, often lead to securities class action lawsuits being filed against that company. We were already subject to a stockholder lawsuit, which has subsequently been dismissed on the basis of a provision in the Company’s bylaws providing that the state or federal courts of Maryland are the sole and exclusive forum, and which could be appealed, that included claims related to the strategic alternatives process that led to the approval of the Liquidation Plan and may become subject to more of this type of litigation as a result of the Liquidation Plan. Defending ourselves in this litigation may be expensive and, even if we ultimately prevail, the process of defending against lawsuits will divert management’s attention from implementing the Liquidation Plan and otherwise operating our business. If we do not prevail in any lawsuit, we may be liable for damages. We cannot predict the amount of any such damages, however, if applicable, they may be significant and may cause liquidating distributions to our stockholders to be delayed.

Stockholders could be liable to creditors to the extent of liquidating distributions received if contingent reserves are insufficient to satisfy our liabilities.

If a court holds at any time that we have failed to make adequate provision for our expenses and liabilities or if the amount ultimately required to be paid in respect of such liabilities exceeds the amount available from the contingency reserve and the assets of the limited liability company or the liquidating trust, our creditors could seek an injunction to prevent us from making distributions under the Liquidation Plan. Any such action could delay or substantially diminish the cash distributions to be paid to stockholders or holders of beneficial interests of the limited liability company or the liquidating trust under the Liquidation Plan.

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

Interests in a limited liability company in which the Company is converted or any liquidating trust we may establish pursuant to the Liquidation Plan will be generally non-transferable.

If we cannot sell our assets and pay our debts by January 3, 2019, the 24-month anniversary of stockholder approval of the Liquidation Plan, we intend, for tax purposes, to convert to a limited liability company, subject to approval of our shareholders, or transfer and assign our remaining assets and liabilities to a liquidating trust.

NEW YORK REIT, INC.

FORM 10-K

DECEMBER 31, 2017

Any stockholders who have not sold their shares of common stock prior to this transfer and assignment will receive membership interests in the limited liability company or beneficial interests in the liquidating trust equivalent to their ownership interests in us as represented by the shares of our common stock they held prior to the transfer and assignment. Membership interests in the limited liability company or beneficial interests in the liquidating trust will be generally non-transferable except by will, intestate succession or operation of law. Because of the illiquid nature of these interests, there can be no assurance as to how long any holder thereof may be required to hold them.

Risks Related to Our Properties and Operations

All of our properties are located in the New York MSA, making us dependent upon the economic climate in New York City.

All of the real estate assets we own are located in the New York MSA. We are subject to risks generally inherent in concentrating investments in a certain geography. These risks resulting from a lack of diversification may become even greater in the event of a downturn in the commercial real estate industry and could significantly adversely affect the value of our properties. A downturn in New York City’s economy, in a submarket within New York City or in the overall national economy could, for example, result in reduced demand for office or lodging space. Likewise, declines in the financial services or media sectors may have a disproportionate adverse effect on the New York City real estate market. We believe that there has been a softening in the market for real estate in New York City which has affected and could continue to affect the proceeds from sales of our properties.

Because our portfolio includes commercial office buildings located in the New York MSA, which has a relatively large number of financial and professional services sector, significant job losses in the financial and professional services sector, may decrease demand for office space, causing market rental rates and property values to be negatively impacted.

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

The New York City real estate market is highly competitive and there are many competing properties in the New York MSA. With respect to the assets that we own, we compete for tenants based on a number of factors that include location, rental rates, security, suitability of the property’s design to prospective tenants’ needs and the manner in which the property is operated and marketed. Many competitors have substantially greater marketing budgets and financial resources than we do, which could limit our success when we compete with them directly. Competition could have a material effect on our occupancy levels, rental rates and on property operating expenses. We also may compete with other entities advised or sponsored by affiliates of the Winthrop Advisor for tenants.

Subsequent to the adoption of the Liquidation Plan we have competition from other properties located in the New York City real estate market both from an operations perspective and with respect to the disposition of our assets. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business and our net assets in liquidation.

NEW YORK REIT, INC.

FORM 10-K

DECEMBER 31, 2017

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

We also may experience a decrease in occupancy and rental rates accompanied by increases in the cost of re-leasing space (including for tenant improvements) and in uncollectible receivables. Early lease terminations may significantly contribute to a decline in occupancy of our office properties and may adversely affect the value of the impacted property. While lease termination fees increase current period income, future rental income may be diminished. During periods in which market rents decline, it is unlikely that we will collect from replacement tenants the full contracted amount which had been payable under the terminated leases.

Tenant credit concentrations make us more susceptible to adverse events with respect to those tenants.

As of December 31, 2017, the following existing tenants represented 5% or more of our total annualized cash base rents:

Tenant	Percentage of Annualized Cash Base Rent
Cravath, Swaine & Moore, LLP [1]	17%
Nomura Holdings America, Inc. [1]	11%

(1)	Annualized cash base rent reflects our 50.1% pro rata share of rent generated by Worldwide Plaza.

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

Any of our tenants, or any guarantor of a tenant’s lease obligations, could be subject to a bankruptcy proceeding pursuant to Title 11 of the bankruptcy laws of the United States. A bankruptcy filing by one of our tenants or any guarantor of a tenant’s lease obligations would bar all efforts by us to collect pre-bankruptcy debts from these entities or their properties, unless we receive an enabling order from the bankruptcy court. There is no assurance the tenant or its trustee would agree to assume the lease. If a lease is rejected by a tenant in bankruptcy, we would have a general unsecured claim for damages and it is unlikely we would receive any payments from the tenant.

A tenant or lease guarantor bankruptcy could delay efforts to collect past due balances under the relevant leases, and could ultimately preclude full collection of these sums. A tenant or lease guarantor bankruptcy could cause a decrease or cessation of rental payments, which could adversely affect our financial condition or the amount or timing of our liquidating distributions.

NEW YORK REIT, INC.

FORM 10-K

DECEMBER 31, 2017

Our ability to operate our business and implement the Liquidation Plan depends upon the participation of executive officers, and other key personnel of the Winthrop Advisor, and there is no assurance that the advisory agreement with the Winthrop Advisor (the “Current Advisory Agreement”) will continue to be extended or that such officers and personnel will remain in place.

We are an externally managed company and have no employees of our own, and our ability to operate our business, including implementing the Liquidation Plan and otherwise operate on a day-to-day basis, will depend to a significant degree upon the contributions of our executive officers, and other key personnel of the Winthrop Advisor. Personnel and services that we require are provided to us under contracts with an external advisor, and we are dependent on an external advisor to manage our operations and manage our real estate assets, including sale of our real estate assets. These responsibilities also include arranging financings, providing accounting services, providing information technology services, preparing and filing all reports required to be filed by it with the SEC, the IRS and other regulatory agencies, maintaining our REIT status, and maintaining our compliance with the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”).

On February 28, 2018, the Company and the Winthrop Advisor entered into an amendment to the Current Advisory Agreement providing for a term ending March 31, 2018 and providing that the Current Advisory Agreement will automatically renew for a one month period on the expiration of any renewal term, unless terminated by either the Company or the Winthrop Advisor on 45 days’ notice before the expiration of any renewal term. In addition, the amendment provides that commencing March 1, 2018, the Company will reimburse the Winthrop Advisor for the compensation of Wendy Silverstein as chief executive officer of the Company or otherwise, in such amount as may be agreed to.

The parties are continuing discussions as to the amount of compensation to be paid to Ms. Silverstein and reimbursed by the Company and the extension of the Current Advisory Agreement for a longer term. There can be no assurance that an agreement will be reached or that the Current Advisory Agreement will continue to be renewed.

The termination of the Current Advisory Agreement or the loss of, or inability to retain, any key personnel of the Winthrop Advisor could adversely affect our business or our ability to successfully implement the Liquidation Plan. Under the Current Advisory Agreement, on the Transition Date, we appointed Wendy Silverstein as our chief executive officer and John Garilli as our chief financial officer, but there can be no assurance that the Winthrop Advisor will otherwise be able to retain the services of Wendy Silverstein or other executive officers and other key personnel needed to successfully implement the Liquidation Plan.

Any adverse changes in the financial condition of, or our relationship with, the Winthrop Advisor could hinder our ability to successfully manage our operations and our portfolio of investments and implement our plan of liquidation. Additionally, changes in ownership or management practices, the occurrence of adverse events affecting the Winthrop Advisor or its affiliates or other companies advised by the Winthrop Advisor and its affiliates could create adverse publicity and adversely affect us and our relationship with lenders, tenants or counterparties.

NEW YORK REIT, INC.

FORM 10-K

DECEMBER 31, 2017

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

This risk is particularly relevant with respect to potential acts of terrorism. The Terrorism Risk Insurance Act of 2002 (the “TRIA”), under which the U.S. federal government bears a significant portion of insured losses caused by terrorism, will expire on December 31, 2020, and there can be no assurance that Congress will act to renew or replace the TRIA following its expiration. In the event that the TRIA is not renewed or replaced, terrorism insurance may become difficult or impossible to obtain at reasonable costs or at all, which may result in adverse impacts and additional costs to us.

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

NEW YORK REIT, INC.

FORM 10-K

DECEMBER 31, 2017

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

NEW YORK REIT, INC.

FORM 10-K

DECEMBER 31, 2017

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

There are costs associated with complying with the Americans with Disabilities Act of 1990 (the “Disabilities Act”).

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

Our business could suffer in the event the Winthrop Advisor or any other party that provides us with services essential to our operations experiences system failures or cyber-incidents or a deficiency in cybersecurity.

Despite system redundancy, the implementation of security measures and the existence of a disaster recovery plan for the internal information technology systems of the Winthrop Advisor and other parties that provide us with services essential to our operations, we are vulnerable to damages from any number of sources, including computer viruses, unauthorized access, energy blackouts, natural disasters, terrorism, war and telecommunication failures. Any system failure or accident that causes interruptions in our operations could result in a material disruption to our business.

A cyber-incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of information resources. More specifically, a cyber-incident is an intentional attack or an unintentional event that can result in third parties gaining unauthorized access to systems to disrupt operations, corrupt data or steal confidential information. As reliance on technology in our industry has increased, so have the risks posed to the systems of the Winthrop Advisor and other parties that provide us with services essential to our operations. In addition, the risk of a cyber-incident, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Even the most well protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted attacks and intrusions evolve and generally are not recognized until launched against a target, and in some cases are designed not to be detected and, in fact, may not be detected.

The remediation costs and lost revenues experienced by a victim of a cyber-incident may be significant and significant resources may be required to repair system damage, protect against the threat of future security breaches or to alleviate problems, including reputational harm, loss of revenues and litigation, caused by any breaches.

In addition, a security breach or other significant disruption involving the IT networks and related systems of the Winthrop Advisor or any other party that provides us with services essential to our operations could:

•	result in misstated financial reports, violations of loan covenants, missed reporting deadlines and/or missed permitting deadlines;

NEW YORK REIT, INC.

FORM 10-K

DECEMBER 31, 2017

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

Although the Winthrop Advisor and other parties that provide us with services essential to our operations intend to continue to implement industry-standard security measures, there can be no assurance that those measures will be sufficient, and any material adverse effect experienced by the Winthrop Advisor and other parties that provide us with services essential to our operations could, in turn, have an adverse impact on us.

Risks Related to Conflicts of Interest

Employees of the Winthrop Advisor, including employees who will be our executive officers, face conflicts of interest related to the positions they hold with the Winthrop Advisor and its affiliates.

We are an externally managed company and have no employees. Employees or consultants of the Winthrop Advisor who will provide services to us, including employees or consultants who will serve as our officers, also hold or may hold positions with the Winthrop Advisor and its affiliates and provide services with respect to other entities or with respect to other properties or businesses of the Winthrop Advisor and its affiliates, which could result in conflicts of interest.

The Winthrop Advisor and its affiliates or entities that they advise own properties, and may seek to acquire additional properties, in the New York metropolitan area. Conflicts could result in actions or inactions by the Winthrop Advisor or employees or consultants of the Winthrop Advisor, including employees or consultants who will be our executive officers, that are detrimental to our business. Conflicts with our business and interests are most likely to arise from involvement in activities related to (a) allocation of management time and services between us and the other entities, (b) terms and timing of sales of properties (c) the lease of vacant space or renewal of existing leases at our properties as compared to properties owned or managed by affiliates of the Winthrop Advisor, and (d) any decision to sell our company and abandon the Liquidation Plan.

The Winthrop Advisor and its affiliates face conflicts of interest relating to the structure of the fees they receive, which could result in actions that are not necessarily in the long-term best interests of our stockholders.

Under the Current Advisory Agreement, the Winthrop Advisor is entitled to certain fees and other compensation which may result in its interests not being wholly aligned with those of our stockholders. For example, the Winthrop Advisor could be motivated to recommend certain actions that could increase the potential that it will earn incentive fees, but which may not be consistent with actions desired by our stockholders.

NEW YORK REIT, INC.

FORM 10-K

DECEMBER 31, 2017

Risks Related to our Corporate Structure and Common Stock

The trading price of our common stock may fluctuate.

The trading price of our common stock may fluctuate widely as a result of a number of factors, many of which are outside our control. In addition, the stock market is subject to fluctuations in the share prices and trading volumes that affect the market prices of the shares of many companies. These broad market fluctuations have in the past and may in the future adversely affect the market price of our common stock. Among the factors that could affect the price of our common stock are:

•	our financial condition and performance;

•	the financial condition of our tenants, including the extent of tenant bankruptcies or defaults;

•	actual or anticipated quarterly fluctuations in our operating results and financial condition;

•	our dividend policy, including the suspension of dividends;

•	the reputation of REITs and real estate investments generally and the attractiveness of REIT equity securities in comparison to other equity securities, including securities issued by other real estate companies, and fixed income securities;

•	our reputation and the reputation of the Winthrop Advisor and its affiliates;

•	uncertainty and volatility in the equity and credit markets;

•	fluctuations in interest rates;

•	changes in revenue or earnings estimates or publication of research reports and recommendations by financial analysts or actions taken by rating agencies with respect to our securities or those of other REITs;

•	speculation in the press or investment community;

•	sales of our assets pursuant to the Liquidation Plan;

•	our common stock being removed from indexes due to the Liquidation Plan;

•	the Liquidation Plan causing us to no longer qualify to be held by certain institutional investors under their governing documents;

•	strategic actions by our competitors, such as acquisitions or restructurings;

•	the extent of institutional investor interest in us;

•	the extent of short-selling of our common stock and the shares of our competitors;

•	fluctuations in the stock price and operating results of our competitors;

•	general financial and economic market conditions and, in particular, developments related to market conditions for REITs and other real estate related companies;

•	domestic and international economic factors unrelated to our performance; and

•	all other risk factors addressed elsewhere in this Annual Report on Form 10-K.

We depend on our OP and its subsidiaries for cash flow and are structurally subordinated in right of payment to the obligations of our OP and its subsidiaries.

Our only significant asset is the general partnership interests we own in our OP and assets held by us for the use and benefit of our OP. We conduct, and intend to continue conducting, all of our business operations through

NEW YORK REIT, INC.

FORM 10-K

DECEMBER 31, 2017

our OP. Accordingly, we rely on distributions from our OP and its subsidiaries of their net earnings and cash flows.

There is no assurance that our OP or its subsidiaries will be able to, or be permitted to, pay distributions to us that will enable us to pay our obligations. Each of our OP’s subsidiaries is a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from these entities. In addition, because we are a holding company, stockholder claims will be structurally subordinated to all existing and future liabilities and obligations of our OP and its subsidiaries. Therefore, in connection with implementing the Liquidation Plan or in the event of our bankruptcy or reorganization, our assets and those of our OP and its subsidiaries will be able to satisfy stockholder claims as stockholders only after all of our and our OP’s and its subsidiaries liabilities and obligations have been paid in full.

Our rights and the rights of our stockholders to recover claims against our officers and directors are limited, which could reduce recoveries against them if they cause us to incur losses.

Subject to certain limitations set forth therein or under Maryland law, our charter provides that no director or officer will be liable to us or our stockholders for monetary damages and requires us to indemnify our directors and our officers. Maryland law provides that a director has no liability in that capacity if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in the corporation’s best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. We and our stockholders also may have more limited rights against our directors and officers than might otherwise exist under common law, which could reduce recoveries against them. In addition, we may be obligated to fund the defense costs or otherwise reimburse for losses incurred by our directors, officers, employees and agents, or the Advisor, the Winthrop Advisor and their respective affiliates in some cases pursuant to our agreements with them.

The limit on the number of shares a person may own may discourage a takeover that could otherwise result in a premium price to our stockholders.

Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT. Unless exempted by our board of directors, no person may own more than 9.8% in value of the aggregate of the outstanding shares of our stock or more than 9.8% (in value or number, whichever is more restrictive) of any class or series of the outstanding shares of our stock. This restriction may have the effect of delaying, deferring or preventing a change in control of our company, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all our assets) that might provide a premium price for holders of our common stock. Similarly, this restriction further limits a stockholder’s ability to sell shares.

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

Under Maryland law, “business combinations” between a Maryland corporation and an interested stockholder or an affiliate of an interested stockholder are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder. These business combinations include a merger, consolidation, share exchange or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities. An interested stockholder is defined as:

•	any person who beneficially owns 10% or more of the voting power of the corporation’s outstanding voting stock; or

NEW YORK REIT, INC.

FORM 10-K

DECEMBER 31, 2017

•	an affiliate or associate of the corporation who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of the voting power of the then-outstanding stock of the corporation.

•	A person is not an interested stockholder under the statute if the board of directors approved in advance the transaction by which he or she otherwise would have become an interested stockholder. However, in approving a transaction, the board of directors may provide that its approval is subject to compliance, at or after the time of approval, with any terms and conditions determined by the board of directors.

•	After the five-year prohibition, any business combination between the Maryland corporation and an interested stockholder generally must be recommended by the board of directors of the corporation and approved by the affirmative vote of at least:

•	80% of the votes entitled to be cast by holders of outstanding shares of voting stock of the corporation; and

•	two-thirds of the votes entitled to be cast by holders of voting stock of the corporation other than shares held by the interested stockholder with whom or with whose affiliate the business combination is to be effected or held by an affiliate or associate of the interested stockholder.

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

The Maryland Control Share Acquisition Act provides that “control shares” of a Maryland corporation acquired in a “control share acquisition” have no voting rights except to the extent approved by the affirmative vote of stockholders entitled to cast two-thirds of the votes entitled to be cast on the matter. Shares of stock owned by the acquirer, by officers or by employees who are directors of the corporation, are excluded from shares entitled to vote on the matter. “Control shares” are voting shares of stock which, if aggregated with all other shares of stock owned by the acquirer or in respect of which the acquirer can exercise or direct the exercise of voting power (except solely by virtue of a revocable proxy), would entitle the acquirer to exercise voting power in electing directors within specified ranges of voting power. Control shares do not include shares the acquiring person is then entitled to vote as a result of having previously obtained stockholder approval. A “control share acquisition” means the acquisition of issued and outstanding control shares. The control share acquisition statute does not apply (a) to shares acquired in a merger, consolidation or share exchange if the corporation is a party to the transaction, or (b) to acquisitions approved or exempted by the charter or bylaws of the corporation. Our bylaws contain a provision exempting from the Control Share Acquisition Act any and all acquisitions of our stock by any person. There can be no assurance that this provision will not be amended or eliminated at any time in the future.

NEW YORK REIT, INC.

FORM 10-K

DECEMBER 31, 2017

Retail Industry Risks

Retail conditions may adversely affect our income.

A total of 7% of our property holdings measured by rentable square feet as of December 31, 2017 is comprised of commercial retail properties located in the New York MSA. A retail property’s revenues and value may be adversely affected by a number of factors, many of which apply to real estate investment generally, but which also include trends in the retail industry and perceptions by retailers or shoppers of the safety, convenience and attractiveness of the retail property. In addition, to the extent that the investing public has a negative perception of the retail sector, the value of our retail properties may be negatively impacted.

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

Our retail tenants face potentially changing consumer preferences and increasing competition from other forms of retailing, such as retailing conducted through internet websites (which we refer to as e-commerce), discount shopping centers, outlet centers, upscale neighborhood strip centers, catalogues and other forms of direct marketing, discount shopping clubs and telemarketing. Other retail properties within the market area of our

NEW YORK REIT, INC.

FORM 10-K

DECEMBER 31, 2017

retail properties may compete with our retail properties for customers, affecting their tenants’ cash flows and thus affecting their ability to pay rent. In addition, some of our tenants’ rent payments may be based on the amount of sales revenue that they generate. If these tenants experience competition, the amount of their rent may decrease and our cash flow will decrease.

Moreover, the use of the internet by consumers continues to gain popularity and migration towards e-commerce is expected to continue. This increase in internet sales could result in a downturn in the business of our current tenants in their “brick and mortar” locations and could affect the way future tenants lease space.

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

NEW YORK REIT, INC.

FORM 10-K

DECEMBER 31, 2017

As a REIT, we cannot directly or indirectly operate our lodging property.

We cannot and do not directly or indirectly operate our lodging property and instead rely on the ability of a third-party hotel management company to operate our lodging property. In order for us to satisfy certain REIT qualification rules, we cannot directly or indirectly operate any lodging property or actively participate in the decisions affecting its daily operations. The lodging property that we own is leased to a taxable REIT subsidiary (“TRS”), which has entered into a hotel management agreement with a third-party hotel management company to operate the property that we have leased to the TRS. We cannot and do not control this third-party hotel management company, which is responsible for maintenance and other day-to-day management including, but not limited to, the implementation of significant operating decisions. Thus, even if we believe our lodging property is being operated inefficiently or in a manner that does not result in satisfactory operating results, we may not be able to require the third-party hotel management company to change its method of operation. Any negative publicity or other adverse developments that affect that operator generally may adversely affect the performance of our lodging property.

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

A TRS structure subjects us to the risk of increased lodging operating expenses. The performance of any TRS is based on the operations of the applicable lodging property. Our operating risks include not only changes in hotel revenues and changes to our TRS’s ability to pay the rent due to us under the leases, but also increased hotel operating expenses, including, but not limited to, the following cost elements:

•	wage and benefit costs;

•	repair and maintenance expenses;

•	energy costs;

•	property taxes;

•	insurance costs; and

•	other operating expenses.

NEW YORK REIT, INC.

FORM 10-K

DECEMBER 31, 2017

There are risks associated with employing hotel employees.

We are generally subject to risks associated with the employment of hotel employees. Our lodging property is leased to a TRS, which entered into a hotel management agreement with a third-party hotel management company to operate the lodging properties that we lease to the TRS. Hotel operating revenues and expenses for this property are included in our consolidated results of operations. As a result, although we do not directly employ or manage the labor force at our lodging properties, we are subject to many of the costs and risks generally associated with the hotel labor force. Our third-party property manager is responsible for hiring and maintaining the labor force at our lodging property and for establishing and maintaining the appropriate processes and controls over such activities. From time to time, the operations of our lodging property may be disrupted through strikes, public demonstrations or other labor actions and related publicity. We may also incur increased legal costs and indirect labor costs as a result of the aforementioned disruptions, or contract disputes or other events. Our third-party property manager may be targeted by union actions or adversely impacted by the disruption caused by organizing activities.

Risks Associated with Debt Financing and Investments

We have outstanding debt, and the amount of debt and its cost may increase and refinancing may not be available on acceptable terms.

Our business is subject to risks normally associated with debt financing. The total principal amount of our combined outstanding indebtedness, which generally comprises mortgage loans secured by our properties, our pro rata share of Worldwide Plaza’s indebtedness and our other mortgage and mezzanine indebtedness was $816.7 million as of December 31, 2017. We may borrow additional funds if we need funds to satisfy the REIT tax qualification requirement that we distribute at least 90% of our annual REIT taxable income to our stockholders. We also may borrow if we otherwise deem it necessary or advisable to assure that we maintain our qualification as a REIT.

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

NEW YORK REIT, INC.

FORM 10-K

DECEMBER 31, 2017

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

The POL Loans contain operating covenants and covenants related to maintaining minimum net worth and liquid assets that could limit our financial and operational flexibility. In addition, we will be unable to pay liquidating distributions until we repay the release amounts required to be paid upon property sales under the POL Loans, which may delay the timing of liquidating distributions.

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

We have incurred substantial indebtedness, of which $215.5 million outstanding as of December 31, 2017, among other things, bears interest at variable interest rates. As of December 31, 2017 we are not party to any interest rate caps or swaps. Accordingly, increases in interest rates would increase our interest costs, which could reduce our cash flows and our ability to pay liquidating distributions to our stockholders. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments in properties at times that may not permit realization of the maximum return on such investments.

NEW YORK REIT, INC.

FORM 10-K

DECEMBER 31, 2017

U.S. Federal Income Tax Risks

Our failure to remain qualified as a REIT would subject us to U.S. federal income tax and potentially state and local tax, and would adversely affect our operations and reduce the amount of our liquidating distributions.

We have elected to be taxed as a REIT commencing with our taxable year ended December 31, 2010 and intend to operate in a manner that would allow us to continue to qualify as a REIT until we have completed our liquidation. However, we may terminate our REIT qualification, if our board of directors determines that not qualifying as a REIT is in our best interests, or inadvertently. Our qualification as a REIT depends upon our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. The REIT qualification requirements are extremely complex and interpretation of the U.S. federal income tax laws governing qualification as a REIT is limited. Furthermore, any opinion of our counsel, including tax counsel, as to our eligibility to qualify or remain qualified as a REIT is not binding on the Internal Revenue Service (the “IRS”) and is not a guarantee that we will qualify, or continue to qualify, as a REIT. Accordingly, we cannot be certain that we will be successful in operating so we can remain qualified as a REIT. Our ability to satisfy the asset tests depends on our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. Our compliance with the REIT income or quarterly asset requirements also depends on our ability to successfully manage the composition of our income and assets on an ongoing basis. Accordingly, if certain of our operations were to be recharacterized by the IRS, such recharacterization would jeopardize our ability to satisfy all requirements for qualification as a REIT. Furthermore, future legislative, judicial or administrative changes to the U.S. federal income tax laws could be applied retroactively, which could result in our disqualification as a REIT.

If we fail to continue to qualify as a REIT for any taxable year, and we do not qualify for certain statutory relief provisions, we will be subject to U.S. federal income tax on our taxable income at the corporate rate. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT qualification. Losing our REIT qualification would reduce our net earnings available for distribution to stockholders, including liquidating distributions, because of the additional tax liability.

Even though we qualify as a REIT, in certain circumstances, we may incur tax liabilities that would reduce our cash available for other purposes.

Even though we qualify and to the extent we maintain our status as a REIT, we may be subject to U.S. federal, state and local income taxes. For example, net income from the sale of properties that are “dealer” properties sold by a REIT (a “prohibited transaction” under the Code) will be subject to a 100% tax. We also may decide to retain net capital gain we earn from the sale or other disposition of our property and pay U.S. federal income tax directly on such income. We also will be subject to corporate tax on any undistributed REIT taxable income. We also may be subject to state and local taxes on our income or property, including franchise, payroll and transfer taxes, either directly or at the level of our OP or at the level of the other companies through which we indirectly own our assets, such as our TRS, which are subject to full U.S. federal, state, local and foreign corporate-level income taxes. Any taxes we pay directly or indirectly will reduce our cash available for other purposes.

NEW YORK REIT, INC.

FORM 10-K

DECEMBER 31, 2017

To maintain our qualification as a REIT we must meet annual distribution requirements, which may force us to borrow funds during unfavorable market conditions.

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

Our TRS is subject to corporate-level taxes and our dealings with our TRS may be subject to 100% excise tax.

A REIT may own up to 100% of the stock of one or more TRS. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 20% (25% for our taxable years beginning prior to January 1, 2018) of the gross value of a REIT’s assets may consist of stock or securities of one or more TRS.

A TRS may hold assets and earn income that would not be qualifying assets or income if held or earned directly by a REIT, including gross income from operations pursuant to management contracts. We will lease any “qualified lodging facilities” we own to one or more TRS which in turn contract with independent third-party hotel management companies to operate such “qualified lodging facilities” on behalf of such TRS. We may use our TRS generally for other activities as well, such as to hold properties for sale in the ordinary course of a trade or business or to hold assets or conduct activities that we cannot conduct directly as a REIT. A TRS will be subject to applicable U.S. federal, state, local and foreign income tax on its taxable income. In addition, the rules, which are applicable to us as a REIT, also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis.

If our leases to our TRS are not respected as true leases for U.S. federal income tax purposes, we would fail to qualify as a REIT.

To qualify as a REIT, we must satisfy two gross income tests, under which specified percentages of our gross income must be derived from certain sources, such as “rents from real property.” In order for rent to qualify as “rents from real property” for purposes of the REIT gross income tests, the leases must be respected as true leases for U.S. federal income tax purposes and not be treated as service contracts, joint ventures or some other type of arrangement. If our leases are not respected as true leases for U.S. federal income tax purposes, we would fail to qualify as a REIT.

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

NEW YORK REIT, INC.

FORM 10-K

DECEMBER 31, 2017

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

The REIT provisions of the Code may limit our ability to hedge our liabilities. Any income from a hedging transaction we enter into to manage risk of interest rate changes, price changes or currency fluctuations with respect to borrowings made or to be made to acquire or carry real estate assets or in certain cases to hedge previously acquired hedges entered into to manage risks associated with property that has been disposed of or liabilities that have been extinguished, if properly identified under applicable Treasury Regulations, does not constitute “gross income” for purposes of the 75% or 95% gross income tests. To the extent that we enter into other types of hedging transactions, the income from those transactions will likely be treated as non-qualifying income for purposes of both of the gross income tests. As a result of these rules, we may need to limit our use of advantageous hedging techniques or implement those hedges through a TRS. This could increase the cost of our hedging activities because our TRSs would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in a TRS generally will not provide any tax benefit, except for being carried forward against future taxable income of such TRS.

The ability of our board of directors to revoke our REIT qualification without stockholder approval may subject us to U.S. federal income tax and reduce liquidating distributions to our stockholders.

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

NEW YORK REIT, INC.

FORM 10-K

DECEMBER 31, 2017

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

Non-U.S. stockholders will be subject to U.S. federal withholding tax and may be subject to U.S. federal income tax on liquidating distributions received from us and upon the disposition of our shares.

Pursuant to the Foreign Investment in Real Property Tax Act of 1980 (“FIRPTA”) and other guidance by the IRS, liquidating distributions to the extent attributable to sales or exchanges of “U.S. real property interests” (“USRPIs”) generally will be taxed to a non-U.S. stockholder (other than a qualified pension plan, entities wholly owned by a qualified pension plan and certain foreign publicly traded entities) as if such gain were effectively connected with a U.S. trade or business. However, liquidating distributions will not be treated as effectively connected income if (a) the dividend is received with respect to a class of stock that is regularly traded on an established securities market located in the United States and (b) the non-U.S. stockholder does not own more than 10% of the class of our stock at any time during the one year period ending on the date the liquidating distribution is received.

NEW YORK REIT, INC.

FORM 10-K

DECEMBER 31, 2017

Gain recognized by a non-U.S. stockholder upon the sale or exchange of our common stock generally will not be subject to U.S. federal income taxation unless such stock constitutes a USRPI under FIRPTA. Our common stock will not constitute a USRPI so long as we are a “domestically-controlled qualified investment entity”. A domestically-controlled qualified investment entity includes a REIT if at all times during a specified testing period, less than 50% in value of such REIT’s stock is held directly or indirectly by non-U.S. stockholders. We believe, but cannot assure you, that we will be a domestically- controlled qualified investment entity.

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

If (a) we are a “pension-held REIT,” (b) a tax-exempt stockholder has incurred (or is deemed to have incurred) debt to purchase or hold our common stock, or (c) a holder of common stock is a certain type of tax-exempt stockholder, dividends on, and gains recognized on the sale of, common stock by such tax-exempt stockholder may be subject to U.S. federal income tax as unrelated business taxable income under the Code.

Item 1B. Unresolved Staff Comments.

Not applicable.

NEW YORK REIT, INC.

FORM 10-K

DECEMBER 31, 2017

Item 2. – Properties.

General

As of December 31, 2017, we owned 13 properties located in the New York, New York. The following table presents certain additional information about the properties we owned at December 31, 2017, including the rentable square footage and annualized cash base rent of Worldwide Plaza multiplied by our pro rata share of our investment in WWP:

Property	Ownership	Rentable Sq. Ft. [1]	Percent Occupied	Annualized Cash Base Rent (in thousands)	Annualized Cash Base Rent Per Sq. Ft. (in thousands)	Number of Leases
Manhattan Office Properties – Office
Design Center [2]	100.0%	81,082	81.0%	$3,672	$45.29	14
416 Washington Street [6]	100.0%	1,565	100.0%	62	39.36	1
333 West 34th Street [3]	100.0%	317,040	100.0%	14,538	45.86	3
One Worldwide Plaza	50.1%	905,420	98.3%	57,851	63.89	20

Subtotal/Weighted Average
Manhattan Office Properties – Office		1,305,107	97.5%	76,123	58.15	38

Manhattan Office Properties – Retail
333 West 34th Street [3]	100.0%	29,688	100.0%	$1,383	$46.57	1
One Worldwide Plaza	50.1%	121,403	100.0%	4,142	34.12	12

Subtotal/Weighted Average
Mahnattan Office Properties – Retail		151,091	100.0%	5,525	36.57	13

Manhattan Stand Alone Retail
367-387 Bleecker Street [6]	100.0%	9,724	71.2%	$2,213	$227.56	4
33 West 56th Street (Garage)	100.0%	12,856	100.0%	371	28.83	1
416 Washington Street [6]	100.0%	7,436	100.0%	419	73.66	2
One Jackson Square [4]	100.0%	8,392	100.0%	1,649	196.48	4
350 West 42nd Street [5]	100.0%	42,774	100.0%	1,694	39.60	4
350 Bleecker Street [6]	100.0%	14,511	84.6%	662	53.88	2

Subtotal/Weighted Average Manhattan
Stand Alone Retail		95,693	94.7%	7,008	69.35	17

Outer-Borough Properties
1100 Kings Highway [6]	100.0%	61,318	100.0%	$2,588	$42.21	5

Subtotal/Weighted Average
Outer-Borough Properties		61,318	100.0%	2,588	42.21	5

Total/Weighted Average – Portfolio		1,613,209	97.6%	91,244	$55.20	73

[1]	Does not include 128,612 square feet at the Viceroy Hotel (a 240-room hotel that is 100% owned by us, subject to a ground lease), antenna leases at Worldwide Plaza or 15,055 square feet at the garage at 416 Washington Street, which is operated under a management contract with a third party.

NEW YORK REIT, INC.

FORM 10-K

DECEMBER 31, 2017

[2]	Property was sold on February 16, 2018.
[3]	Property was sold on January 5, 2018.
[4]	Property was sold on February 6, 2018.
[5]	Property was sold on January 10, 2018.
[6]	Property is currently under contract for sale.

Future Minimum Lease Payments

The following table presents future minimum base cash rental payments, due to us over the next ten years and thereafter at the properties we owned as of December 31, 2017, excluding Worldwide Plaza. These amounts exclude contingent rental payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes among other items.

(In thousands)	Future Minimum Base Cash Rental Payments
2018	$27,965
2019	27,053
2020	27,243
2021	22,948
2022	20,768
2023	20,228
2024	20,564
2025	10,364
2026	8,191
2027	4,748
Thereafter	8,837

Total	$198,909

Based on our anticipated holding period for each property, we have accrued approximately $63.4 million of the contractual base cash rental payments.

NEW YORK REIT, INC.

FORM 10-K

DECEMBER 31, 2017

Future Lease Expirations Table

The following is a summary of lease expirations for the next ten years at the properties we owned as of December 31, 2017, including our pro rata share of Worldwide Plaza (dollar value in thousands):

Year of Expiration	Number of Leases Expiring	Expiring Annualized Cash Rent [1]	Expiring Annualized Cash Rent as a Percentage of the Total Portfolio [1]	Leased Rentable Square Feet [2]	Percentage of Portfolio Leased Rentable Sq. Ft. Expiring
2018	8	$1,767	6%	44,462	8%
2019	5	829	3%	26,084	5%
2020	3	1,284	5%	7,015	1%
2021	6	4,840	17%	136,521	24%
2022	6	2,127	7%	25,039	5%
2023	—	—	—	—	—
2024	—	—	—	—	—
2025	3	10,695	38%	176,559	31%
2026	1	158	1%	3,833	1%
2027	5	3,767	13%	95,114	17%

Total	37	$25,467	90%	514,627	92%

(1)	Expiring annualized cash rent represents contractual cash base rents at the time of lease expiration added to current reimbursements from tenants, excluding electric reimbursements and free rent.
(2)	Excludes 122,896 square feet of the Viceroy Hotel (which excludes space leased to the hotel restaurant tenant). Total vacant square footage at December 31, 2017 was 20,452 square feet.

Tenant Concentration

The following table lists the tenant whose rented square footage is greater than 10% of the total portfolio rentable square footage as of December 31, 2017 (dollars in thousands):

Tenant	Rented Sq. Ft. [1]	Rented Sq. Ft. as a % of Total Portfolio	Lease Expiration	Remaining Lease Term [2]	Renewal Options		Annualized Cash Base Rent [1]
Nomura Holdings America, Inc.	410,773	25%	9/2033	15.8		[3]	$18,596
Cravath, Swaine & Moore, LLP	309,185	19%	8/2024	6.7	None		$28,613

(1)	Rentable square feet and annualized cash base rent reflect the rentable square footage and annualized cash base rent of Worldwide Plaza multiplied by our 50.1% pro rata share of WWP.
(2)	Remaining lease term in years as of December 31, 2017.
(3)	Nomura Holdings America, Inc. has up to four options to renew its lease. The first two options are for renewal terms of five or ten years each and the second two options are for five years each. In total, the renewal options allow for a maximum of 20 years of extended term.

NEW YORK REIT, INC.

FORM 10-K

DECEMBER 31, 2017

Significant Portfolio Properties

The rentable square feet of Worldwide Plaza and the property located at 333 West 34th Street represent a significant portion of our total portfolio as of December 31, 2017. The tenant concentrations of Worldwide Plaza and the property located at 333 West 34th Street are summarized below:

Worldwide Plaza

The following table lists tenants at Worldwide Plaza whose rented square footage is greater than 10% of the total rentable square footage of Worldwide Plaza as of December 31, 2017 (dollars in thousands):

Tenant	Rented Sq. Ft. [1]	Rented Sq. Ft. as a % of Total Worldwide Plaza	Lease Expiration	Remaining Lease Term [2]	Renewal Options		Annualized Cash Rent [1]
Nomura Holdings America, Inc.	410,773	45.4%	9/2033	15.8		[3]	$18,596
Cravath, Swaine & Moore, LLP	309,185	34.2%	8/2024	6.7	None		$28,613

(1)	Rented square feet and annualized cash rent reflect our 50.1% pro rata share of the building.
(2)	Remaining lease term in years as of December 31, 2017.
(3)	Nomura Holdings America, Inc. has up to four options to renew its lease. The first two options are for renewal terms of five or ten years each and the second two options are for five years each. In total, the renewal options allow for a maximum of 20 years of extended term.

333 West 34th Street (sold on January 5, 2018)

The following table lists tenants at 333 West 34th Street whose rented square footage is greater than 10% of the total rentable square footage of 333 West 34th Street as of December 31, 2017 (dollars in thousands):

Tenant	Rented Sq. Ft. [1]		Rented Sq. Ft. as a % of Total 333 West 34th	Lease Expiration		Remaining Lease Term [1]	Renewal Options	Annualized Cash Base Rent
The Segal Company (Eastern States) Inc.	144,307	[2]	41.6%	2/2025		7.2	None	$8,480
Metropolitan Transportation Authority (MTA)	130,443	[3]	37.6%	1/2021	[4]	3.1	None	$4,409
Godiva Chocolatier, Inc.	42,290		12.2%	2/2027		9.2	None	$1,634

(1)	Remaining lease term in years as of December 31, 2017.
(2)	Does not include 17,503 rentable square feet subleased by the Metropolitan Transportation Authority (MTA) in December 2016.
(3)	Includes 17,503 rentable square feet subleased from The Segal Company (Eastern States) Inc. in December 2016.
(4)	Early termination at the tenant’s option available at any time in exchange for a termination payment.

NEW YORK REIT, INC.

FORM 10-K

DECEMBER 31, 2017

Property Financing

Our mortgage notes payable, excluding our share of the mortgage note payable encumbering Worldwide Plaza, as of December 31, 2017 consist of the following (dollars in thousands):

Portfolio	Encumbered Properties	Outstanding Loan Amount at December 31, 2017	Effective Interest Rate		Interest Rate	Maturity
Design Center [2]	1	$19,048	7.0	% [1]	Variable	12/2021
1100 Kings Highway [3]	1	20,200	4.0%		Libor + 2.4%	04/2018
Mortgage Loan [4][5]	1	176,246	5.1%		Libor + 3.5%	09/2018

	3	$215,494	5.1	% [6]

(1)	The variable interest rate reset in December 2017 and will remain fixed at this rate until December 31, 2018.
(2)	The loan was satisfied in full on February 16, 2018 in connection with the sale of the property.
(3)	The loan was partially satisfied on February 14, 2018 in connection with a property sale. Following the pay down, the current outstanding loan balance is $15.9 million.
(4)	At December 31, 2017 encumbered properties are 333 W 34th Street, 122 Greenwich Street, 350 W 42nd Street, 382-384 Bleecker Street, 350 Bleecker Street, 416-425 Washington Street, 33 W 56th Street and 120 W 57th Street.
(5)	Subsequent to year end, the mortgage loan was paid down by $134.9 million in connection with the sales of 333 W 34th Street, 122 Greenwich Street and 350 W 42nd Street. Following such pay downs, the current outstanding loan balance is $41.3 million.
(6)	Calculated on a weighted average basis for all mortgages outstanding as of December 31, 2017.

Item 3. Legal Proceedings.

The information related to litigation and regulatory matters contained in “Note 13 – Commitments and Contingencies” of our notes to the consolidated financial statements included in this Annual Report on Form 10-K is incorporated by reference into this Item 3. Except as set forth therein, as of the end of the period covered by this Annual Report on Form 10-K, we are not a party to, and none of our properties are subject to, any material pending legal proceedings.

Item 4. Mine Safety Disclosure.

Not applicable.

NEW YORK REIT, INC.

FORM 10-K

DECEMBER 31, 2017

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is currently traded on the NYSE under the symbol “NYRT.” Set forth below is a line graph comparing the cumulative total stockholder return on our common stock, based on the closing market price of the common stock and reinvested dividends, with the FTSE National Association of Real Estate Investment Trusts (“NAREIT”) Equity Index and the New York Stock Exchange Index (“NYSE Index”) for the period commencing April 15, 2014, the date on which we listed our shares on the NYSE and ending December 31, 2017. The graph assumes an investment of $100 on April 15, 2014.

NEW YORK REIT, INC.

FORM 10-K

DECEMBER 31, 2017

For each calendar quarter indicated, the following table reflects high and low sales prices for the common stock as reported by the NYSE and the amounts paid to our stockholders in respect of these shares to which we refer as “dividends.”

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2017
High	$10.06	$9.81	$8.69	$7.86
Low	$9.58	$8.59	$7.64	$3.90
Dividends paid per share	$—	$—	$—	$3.07	(2)

2016
High	$11.60	$11.07	$10.15	$10.15
Low	$9.00	$8.79	$8.95	$8.99
Dividends paid per share	$0.115	$0.115	$0.115	$0.038	(1)

(1)	Represents regular dividend paid with respect to the period through October 2016. In October 2016, we suspended payment of our regular dividend commencing with the month of November 2016. We will not resume paying monthly dividends.
(2)	Represents distributions out of liquidation proceeds. In November 2017 we paid a liquidating distribution of $2.07 per share. In December 2017 we paid a liquidating distribution of $1.00 per share. In addition, we paid a liquidating distribution of $2.00 per share in January 2018. Since the adoption of the Liquidation Plan, we have made liquidating distributions totaling $5.07 per share.

Holders

As of January 31, 2018, we had 167.9 million shares of common stock outstanding held by a total of 654 stockholders of record.

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

In October 2016, we announced that our board of directors had determined that we would not pay a regular dividend for the months of November and December 2016 in anticipation of the Liquidation Plan. Due to the approval of the Liquidation Plan by our stockholders, we ceased making regular dividends monthly and thereafter have made, and expect to continue to make, periodic liquidating distributions out of net proceeds from asset sales, subject to satisfying our liabilities and obligations, in lieu of regular monthly dividends.

NEW YORK REIT, INC.

FORM 10-K

DECEMBER 31, 2017

The following table details, from a U.S. federal income tax perspective, the allocation of distributions per share for the year ended December 31, 2017:

	Year Ended December 31, 2017
Cash liquidating distribution	$3.07	100.0%
Ordinary dividends	—	—%
Return of capital	—	—%
Capital gain dividends	—	—%

Total	$3.07	100.0%

The following tables include dividends and distributions on unvested shares of restricted common stock (“restricted shares”) awarded under our employee and director incentive restricted share plan (the “RSP”), LTIP units, OP units and Class B units, during the years ended December 31, 2017 and 2016. There were no restricted shares, OP units or Class B units issued during 2017.

(In thousands)	Total Dividends Paid	Total Dividends Declared
1st Quarter 2017	$—	$—
2nd Quarter 2017	—	—
3rd Quarter 2017	—	—
4th Quarter 2017	224,813	224,813

Total 2017	$224,813	$224,813

(In thousands)	Total Dividends Paid	Total Dividends Declared
1st Quarter 2016	$19,323	$19,311
2nd Quarter 2016	20,033	20,033
3rd Quarter 2016	19,395	19,393
4th Quarter 2016	6,468	6,466

Total 2016	$65,219	$65,203

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not repurchase any shares of our common stock during the year ended December 31, 2017.

NEW YORK REIT, INC.

FORM 10-K

DECEMBER 31, 2017

Share-Based Compensation Plans

The following table sets forth information regarding securities authorized for issuance under our stock option plan and our restricted share plan (as described below) as of December 31, 2017:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise of Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)
	(A)	(B)	(C)
Equity Compensation Plans approved by security holders	—	—	16,792,873	(1)
Equity Compensation Plans not approved by security holders	—	—	—

Total	—	—	16,792,873

(1)	The total number of shares of restricted stock available for future issuance under the RSP is calculated based on 10% of our outstanding shares of capital stock on a fully diluted basis as of December 31, 2017.

Stock Option Plan

We have adopted a stock option plan to provide incentive compensation to attract and retain qualified directors, officers, advisors, consultants and other personnel, including the Former Advisor, Former Property Manager and their respective affiliates, as well as personnel of the Former Advisor, Former Property Manager and affiliates, and any of our joint venture affiliates. Our board of directors has delegated its administrative responsibilities under the stock option plan to our compensation committee. In this capacity, our compensation committee has the full authority to: (1) administer and interpret the stock option plan; (2) authorize the granting of awards; (3) determine the eligibility of directors, officers, advisors, consultants and other personnel, including the Former Advisor, Former Property Manager and affiliates, as well as personnel of the Former Advisor, Former Property Manager and affiliates, and any of our joint venture affiliates, to receive an award; (4) determine the number of shares of common stock to be covered by each award (subject to the individual participant limitations provided in the stock option plan); (5) determine the terms, provisions and conditions of each award (which may not be inconsistent with the terms of the stock option plan); (6) prescribe the form of instruments evidencing such awards; and (7) take any other actions and make all other determinations that it deems necessary or appropriate in connection with the stock option plan or the administration or interpretation thereof; however, neither the compensation committee nor the board of directors may take any action under our stock option plan that would result in a repricing of any stock option without having first obtained the affirmative vote of our stockholders. In connection with this authority, our board of directors or our compensation committee may, among other things, establish performance goals that must be met in order for awards to be granted or to vest, or for the restrictions on any such awards to lapse. The total number of shares that may be made subject to awards under our stock option is 500,000 shares (as such number may be adjusted for stock splits, stock dividends, combinations and similar events).

No awards under our stock option plan have been made.

NEW YORK REIT, INC.

FORM 10-K

DECEMBER 31, 2017

Restricted Share Plan

The RSP provides for the issuance of restricted shares, including to our non-executive directors. Our board of directors has delegated its administrative responsibilities under the RSP to our compensation committee. In this capacity, our compensation committee has the ability to grant awards of restricted shares to our directors, officers and employees (if we ever have employees), employees of the Former Advisor and its affiliates, employees of entities that provide services to us, directors of the Former Advisor or of entities that provide services to us, certain of our consultants and certain consultants to the Former Advisor and its affiliates or to entities that provide services to us. Our compensation committee also has the ability in this capacity to determine which form the awards will take and the terms and conditions of the awards.

As of December 31, 2017, there were 68,288 unvested restricted shares of common stock outstanding under the RSP. Restricted shares may not, in general, be sold or otherwise transferred until the restrictions are removed and the shares have vested. Holders of restricted shares are entitled to receive cash distributions prior to the time that the restrictions on the restricted shares have lapsed. Any distributions payable in shares of common stock will be subject to the same restrictions as the underlying restricted shares.

No shares under the RSP were issued during 2017.

The vesting terms of awards under the RSP are as described in the relevant award agreement.

Communications with the Board of Directors

All interested parties (including our stockholders) may communicate with our board of directors by sending written communications addressed to such person or persons in care of New York REIT, Inc., 7 Bulfinch Place, Suite 500, Boston, MA 02114, Attention: John Garilli, Chief Financial Officer, Treasurer and Secretary. Mr. Garilli will deliver all appropriate communications to our board of directors no later than the next regularly scheduled meeting of our board of directors. If our board of directors modifies this process, the revised process will be posted on our website.

NEW YORK REIT, INC.

FORM 10-K

DECEMBER 31, 2017

Item 6. Selected Financial Data

The following tables set forth selected, historical, consolidated financial data for the Company and should be read in conjunction with the Consolidated Financial Statements of the Company and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Annual Report on Form 10-K:

Statement of Net Assets (in thousands, except per share data)	Liquidation Basis December 31, 2017
Total assets	$1,090,733
Mortgage loans payable	$215,494
Liability for estimated costs in excess of estimated receipts	$27,228
Net assets in liquidation (1)	$833,113
Net assets in liquidation value per Common Share (1)	$4.96

(1)	The net assets in liquidation as of December 31, 2017 of $4.96, plus the cumulative liquidating distributions to our holders of Common Shares through December 31, 2017 ($3.07 per common share), would result in cumulative liquidating distributions to holders of Common Shares of $8.03 per Common Share as of December 31, 2017.

	Going Concern Basis
	December 31,
Balance Sheet Data (in thousands)	2016	2015	2014	2013
Total real estate investments, at cost	$1,785,671	$1,822,903	$1,888,366	$1,542,805
Total assets	2,152,380	2,064,762	2,117,971	2,044,240
Mortgage notes payable, net of deferred financing costs	1,107,526	381,443	169,377	168,651
Credit facility	—	485,000	635,000	305,000
Total liabilities	1,210,711	972,493	922,294	594,981
Total equity	941,669	1,092,269	1,195,677	1,449,259

NEW YORK REIT, INC.

FORM 10-K

DECEMBER 31, 2017

	Going Concern Basis
Operating Data	Years Ended December 31,
(in thousands, except share and per share data)	2016	2015	2014	2013
Total revenues	$160,274	$174,521	$155,567	$55,887
Operating expenses	213,029	195,415	227,540	65,105

Operating loss	(52,755)	(20,894)	(71,973)	(9,218)
Total other expenses	(31,144)	(19,375)	(22,312)	(10,093)

Net loss	(83,899)	(40,269)	(94,285)	(19,311)
Net loss attributable to non-controlling interests	1,373	1,188	1257	32

Net loss attributable to stockholders	(82,526)	(39,081)	(93,028)	(19,279)

Other data:
Cash flows provided by (used in) operations	$(3,368)	$(37,725)	$6,535	$9,428
Cash flows provided by (used in) investing activities	40,654	61,907	(327,835)	(1,309,508)
Cash flows provided by (used in) financing activities	(90,354)	(23,540)	110,435	1,528,103

Per share data:
Net loss per common share – basic and diluted	$(0.50)	$(0.24)	$(0.56)	$(0.26)
Dividends and distributions declared per common share	$0.380	$0.460	$0.460	$0.605
Weighted-average number of common shares outstanding, basic and diluted	164,949,461	162,165,580	166,959,316	72,074,872

NEW YORK REIT, INC.

FORM 10-K

DECEMBER 31, 2017

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements of New York REIT, Inc. and the notes thereto. As used herein, the terms “we,” “our” and “us” refer to New York REIT, Inc., a Maryland corporation, and, as required by context, to New York Recovery Operating Partnership, L.P., a Delaware limited partnership (the “OP”), and to their subsidiaries. As of March 8, 2017, we are externally managed by Winthrop REIT Advisors, LLC (the “Winthrop Advisor”). Prior to March 8, 2017, we were externally managed by New York Recovery Advisors, LLC (the “Former Advisor”), a Delaware limited liability company. The following information contains forward-looking statements, which are subject to risks and uncertainties. Should one or more of these risks or uncertainties materialize, actual results may differ materially from those expressed or implied by the forward-looking statements. Please see “Forward-Looking Statements” elsewhere in this report for a description of these risks and uncertainties. Capitalized terms used herein but not otherwise defined have the meaning ascribed to those terms in “Part I – Financial Information” included in the notes to consolidated financial statements and contained herein.

Management’s Discussion and Analysis of Financial Condition and Results of Operations include a discussion of our audited consolidated financial statements and footnotes thereto. These audited financial statements are prepared in conformity with accounting principles generally accepted in the United States of America which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Overview

On August 22, 2016 our Board of Directors (the “Board”) approved a plan of liquidation to sell in an orderly manner all or substantially all of our assets and the assets of the OP (the “Liquidation Plan”), subject to stockholder approval. The Liquidation Plan was approved at a special meeting of stockholders on January 3, 2017.

The Liquidation Plan provides for an orderly sale of our assets, payment of our liabilities and other obligations and the winding down of operations and the dissolution of the Company. We are not permitted to make any new investments except to exercise our option (the “WWP Option”) to purchase additional equity interests in our WWP Holdings, LLC (“Worldwide Plaza”) venture or to make protective acquisitions on advances with respect to our existing assets. We are permitted to satisfy any existing contractual obligations and pay for required tenant improvements and capital expenditures at our real estate properties, including real estate properties owned by joint ventures in which we own an interest.

The Liquidation Plan enables us to sell any and all of our assets without further approval of the stockholders and provides that liquidating distributions be made to the stockholders as determined by the Board. Pursuant to applicable REIT rules, we must complete the disposition of our assets by January 3, 2019, two years after the date the Liquidation Plan was approved by the stockholders, in order to deduct liquidating distributions as dividends. In order to comply with applicable tax laws, the Company will be converted into a limited liability company or any of our assets not sold by January 3, 2019, will be distributed into a liquidating trust. If the Company will be converted into a limited liability company or we transfer our assets to a liquidating trust, holders of our common shares will receive beneficial interests in the liquidating entity equivalent to those held in the Company. Holders of our common shares should note that unlike our common shares, which are freely

NEW YORK REIT, INC.

FORM 10-K

DECEMBER 31, 2017

transferable, interests in the liquidating entity will generally not be transferable except by will, intestate succession or operation of law. Therefore, the recipients of the interests in the liquidating entity will not have the ability to realize any value from these interests except from distributions made by the liquidating entity, the timing of which will be solely in the discretion of the liquidating entity’s trustees. As compared to the Company which is required to comply with all of the filing requirements of the Securities and Exchange Commission for publicly traded entities, based on current guidance provided by the staff of the Securities and Exchange Commission applicable to liquidating trusts, the liquidating entity may be required to file only annual reports containing unaudited financial statements on Form 10-K and current reports on Form 8-K with the Securities and Exchange Commission.

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

Liquidation Plan

On June 1, 2017 we closed on our acquisition of the additional interest in Worldwide Plaza, which is further discussed below. We have been actively marketing for sale, all of the remaining properties other than the remaining interest in Worldwide Plaza. As of the date of this Annual Report on Form 10-K, all of our assets have been sold or are under binding contracts for sale, except for 33 West 56th Street, The Viceroy Hotel and our remaining interest in Worldwide Plaza. Our current estimates of net assets in liquidation, presented on an undiscounted basis, are based on an expectation that all of our properties will be sold by June 30, 2018, except for the remaining interest in Worldwide Plaza. For purposes of liquidation accounting, our estimate of net assets in liquidation value assumes a sale of Worldwide Plaza at December 31, 2018 based on a value of $1.725 billion. These estimates are subject to change based on the actual timing of future asset sales.

The net assets in liquidation at December 31, 2017 are presented on an undiscounted basis and does not include Management’s estimated future increase in value from the planned investment in the repositioning of Worldwide Plaza. Our current estimate of the liquidation value of investments in real estate includes Worldwide Plaza at $1.725 billion which is based on a current market transaction associated with our sale of a 48.7% interest in the property on October 18, 2017 discussed in Note 6. Our venture partners have jointly developed and recommended a capital budget, which we have agreed to. The timing of the sale of the property, and the ultimate value we receive from the sale, are subject to change. The capital plan includes targeted capital improvements aimed at maintaining the institutional quality of the building and an appropriate allocation to allow for critical tenant lease renewals and rolls. In addition, capital will be available for new management to focus on

NEW YORK REIT, INC.

FORM 10-K

DECEMBER 31, 2017

repositioning the property as a more modern asset, with a corresponding program to rebrand and likely rename the building as well as energizing and maximizing the potential of the retail and concourse space. We have set aside approximately $90.7 million from the refinancing proceeds to cover an estimate of our share of potential future leasing and capital costs at the property. Our joint venture partners have committed to contribute their pro-rata share of the budgeted capital investment.

Management believes that the combined team of SL Green and RXR Realty will add the necessary talent, expertise and capital, along with the capital contributed by us, to bring this Class A asset with its blue chip tenant roster to its full potential. Management believes that implementation of the business plan for Worldwide Plaza will take at least two years and may take up to four years given the size of the building, which is a little over 2 million square feet, the scope and nature of the capital investment and to allow time for the critical milestones in leasing and asset repositioning to take place.

Management believes that if these actions are successful, the estimated value of the property could increase to between $1.9 billion and $2.2 billion, on an undiscounted basis, by November 2021, our estimated sale date of this investment. Assuming additional investment in Worldwide Plaza of $64.0 million, plus a corresponding investment from our joint venture partners, a future value for Worldwide Plaza between $2.0 billion and $2.2 billion would produce a residual value between $2.19 and $2.77 per share, an increase of $0.32 to $0.90 per share over our current carrying value. In addition, we have contractual rents which generate a predictable cash flow from Worldwide Plaza during the estimated four-year hold period which, net of expenses, we estimate would produce an additional $0.43 per share over the four year hold period versus the $0.13 currently accrued. These estimates of potential future cash flow are undiscounted. Management’s estimate, like any estimate or projection, is subject to various assumptions and uncertainties including the joint venture’s ability to execute on the business plan, tenants paying their rental obligations, the equity capital and financing markets and New York City market conditions generally. There is no assurance that the joint venture will be successful in taking these various actions and that these actions will, in fact, result in the estimated increase in the value of the property.

Current Activity

Subsequent to the adoption of the Plan of Liquidation, excluding the partial sale of Worldwide Plaza, the Company sold six properties for an aggregate purchase price of $1.325 billion during 2017 and five properties for an aggregate purchase price of $361.9 million to date in 2018. Also in 2017, the Company sold a 48.7% interest in Worldwide Plaza based on an aggregate property value of $1.725 billion. In addition, the Company has entered into purchase agreements to sell an additional six properties, which, if consummated, will result in aggregate proceeds of approximately $73.2 million. The sales of properties and the pending contracts to sell properties are summarized in Item 1. Business – “Sales Pursuant to the Plan of Liquidation”.

Liquidity and Capital Resources

As of December 31, 2017, we had cash and cash equivalents of $241.0 million. Our total assets and undiscounted net assets in liquidation were $1.1 billion and $833.1 million, respectively, at December 31, 2017. Our ability to meet our obligations is contingent upon the disposition of our assets in accordance with our Liquidation Plan. We estimate that the proceeds from our Liquidation Plan will be adequate to pay our obligations, however, we cannot provide any assurance as to the prices or net proceeds we will receive from the disposition of our assets.

Our principal demands for funds are to pay or fund operating expenses, capital expenditures, principal and interest payments on our outstanding indebtedness and liquidating distributions to our stockholders. We believe that cash flow from operations, along with sale proceeds, will continue to provide adequate capital to fund our

NEW YORK REIT, INC.

FORM 10-K

DECEMBER 31, 2017

operating, administrative and other expenses incurred during liquidation as well as debt service obligations in the short term. Due to the property sales we will have reduced future operating revenue and may need to fund future operating expenses from cash on hand. As a REIT, we must distribute annually at least 90% of our REIT taxable income. Our principal sources and uses of funds are further described below.

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

POL Loans

On December 20, 2016, we entered into a mortgage loan (the “Mortgage Loan”) in the aggregate amount of $500.0 million and a mezzanine loan in the aggregate amount of $260.0 million (the “Mezzanine Loan” and, together with the Mortgage Loan, the “POL Loans”), which were secured directly, in the case of the mortgage loan, and indirectly in the case of the mezzanine loan, by our properties located in New York, New York at 245-249 West 17th Street, 333 West 34th Street, 216-218 West 18th Street, 50 Varick Street, 229 West 36th Street, 122 Greenwich Street, 350 West 42nd Street, 382-384 Bleecker Street, 350 Bleecker Street, 416-425 Washington Street, 33 West 56th Street and 120 West 57th Street (the “POL Loan Properties”). The properties sold during 2017 and to date in 2018 have been released and are no longer collateral for the POL Loans. At the closing of the POL Loans, a portion of the net proceeds was used to repay the $485.0 million principal amount then outstanding under our credit facility. As of December 31, 2016, the $260.0 million proceeds from the Mezzanine Loan was held in an escrow account by the servicer of the POL Loans and was considered a receivable in our consolidated balance sheet. Subsequently, on January 10, 2017, the $260.0 million proceeds were deposited into an operating account. These funds were used by us to purchase the additional equity interests in Worldwide Plaza in connection with our exercise of the WWP Option.

In connection with a sale or disposition of an individual POL Loan Property to a third party, such POL Loan Property may be released from the collateral securing the Mortgage Loan, subject to certain conditions, by prepayment of a release price (the “Release Amount”) as defined in the Mortgage Loan agreements. In certain instances, 110% of the Release Amount will be required to be paid in order to release the property. Concurrently with the payment of the Release Amount, the borrower entity under the Mezzanine Loan is obligated to prepay a corresponding portion of the Mezzanine Loan, in accordance with the terms of the Mezzanine Loan, for which it will receive a release of a corresponding portion of the collateral under the Mezzanine Loan. Upon the sale of 50 Varick on August 7, 2017, the POL Loan was paid down $78.1 million and the property was released as security. Additionally, upon the sale of 245-249 West 17th Street and 218 West 18th Street on October 11, 2017, the POL Loan was paid down $347.9 million, and the properties were released as security. Upon the sale of 229 West 36th Street on November 6, 2017, the POL Loan was paid down $66.1 million, and the property was released as security. The POL Loan balance was reduced to $267.9 million as a result of these sales. After repayment of the Mezzanine Loan balance, the POL Loan balance was further reduced to $176.2 million at December 31, 2017. Subsequent to year end, the POL Loans were paid down $134.9 million as a result of the sale of 333 West 34th Street, 350 West 42nd Street and 122 Greenwich Street and the outstanding principal amount after such pay downs was $41.3 million.

On December 20, 2017, the POL Loans were extended through September 20, 2018 and the Mezzanine Loan balance of $91.6 million was repaid. The Company paid an extension fee of $0.4 million. The Mortgage

NEW YORK REIT, INC.

FORM 10-K

DECEMBER 31, 2017

Loan requires monthly interest payments at a weighted average interest rate of LIBOR plus 3.50%. Additionally, during the extension period we are no longer required to pay down 110% of the Release Amount in order to release the property.

Sales Proceeds

In connection with the Liquidation Plan, we plan to sell all of our assets. We believe the sales proceeds will be sufficient to satisfy the mortgage notes payable encumbering the properties.

Other Sources of Funds

Prior to our acquisition of the additional interest in Worldwide Plaza, during the five months ended May 31, 2017, we received net distributions of $6.4 million in respect of our interest in Worldwide Plaza.

Principal Use of Funds

Capital Expenditures

As of December 31, 2017, we owned 14 properties, including five properties which have been sold subsequent to December 31, 2017 and six properties which are under contract for sale. In connection with the leasing of our properties, we have entered into and will continue to enter into agreements with our tenants to provide allowances for tenant improvements. These allowances require us to fund capital expenditures up to amounts specified in our lease agreements. We intend to fund tenant improvement allowances with cash on hand and cash flows from operations. We funded $6.4 million in capital expenditures during the year ended December 31, 2017, which was funded primarily from cash on hand.

We have set aside approximately $90.7 million from the remaining proceeds of Worldwide Plaza to cover estimated future leasing and capital improvement costs at the property. Our joint venture partners have committed to contribute their pro-rata share of the budgeted capital investment.

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

NEW YORK REIT, INC.

FORM 10-K

DECEMBER 31, 2017

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

Loan Obligations

As of December 31, 2017, we had consolidated mortgage notes payable of $215.5 million, excluding the mortgage debt of Worldwide Plaza, which was deconsolidated as a result of the sale of our 48.7% interest in the joint venture. As of December 31, 2017, the consolidated mortgage notes payable had a weighted average interest rate of 5.1%.

On December 20, 2017, our POL Loans were extended through September 30, 2018 and the Mezzanine Loan balance of $91.6 million was repaid. Additionally, we paid an extension fee of $0.4 million.

On August 1, 2017, our mortgage loan collateralized by the 1100 Kings Highway property, which consists of 2091 Coney Island Avenue and 2067-2073 Coney Island Avenue, was modified to extend the maturity date to April 1, 2018 and to allow for partial release of the collateral. The loan also requires a cash sweep starting January 1, 2018 unless the property is under contract for sale for an amount equal to or greater than 133% of the outstanding mortgage loan payable. The 2091 Coney Island Avenue property was sold on February 14, 2018. The 2067-2073 Coney Island Avenue property is under contract for sale and is expected to close in the second quarter of 2018.

The payment terms of our mortgage loan obligations require principal and interest amounts payable monthly. Some of our mortgage note agreements require us to comply with specific reporting covenants. As of December 31, 2017, we were in compliance with the financial covenants under our mortgage note agreements.

Cash Flows

Our level of liquidity based upon cash and cash equivalents increased by approximately $195.5 million from $45.5 million at December 31, 2016 to $241.0 million at December 31, 2017. The common stockholders approved the Liquidation Plan on January 3, 2017, and we adopted the liquidation basis of accounting effective January 1, 2017.

Our primary sources of non-operating cash flow for the year ended December 31, 2017 include:

•	$355.0 million from our sale of interests and refinancing of Worldwide Plaza;

•	$135.0 million of proceeds from the sale of our 50 Varick Street property:

•	$514.1 million of proceeds from the sale of our 245-249 West 17th Street and 218 West 18th Street properties:

•	$155.9 million of proceeds from the sale of our 229 West 36th Street and 256 West 38th Street properties: and

•	$520.0 million of proceeds from the sale of our 1440 Broadway property.

NEW YORK REIT, INC.

FORM 10-K

DECEMBER 31, 2017

Our primary uses of non-operating cash flow for the year ended December 31, 2017 include:

•	$913.7 million for principal repayments on our mortgage notes payable including our mezzanine notes;

•	$515.5 million for liquidating distributions to common stockholders;

•	$276.7 million for the acquisition of the additional interest in Worldwide Plaza, $260.0 million of which was funded from restricted cash and the balance of which was funded from cash on hand; and

•	$6.4 million for capital improvements at our properties

Contractual Obligations

Debt Obligations

The following is a summary of our contractual debt obligations as of December 31, 2017:

			Years Ended December 31,
(In thousands)	Total	2018	2019 – 2020	2021 – 2022	Thereafter
Principal payment due:
Mortgage notes payable [1]	$215,494	$196,800	$777	$17,917	$—

Interest payments due:
Mortgage notes payable [1]	$35,406	$32,007	$2,291	$1,108	$—

[1]	The mezzanine loan is classified as mortgage notes payable on the Consolidated Statement of Net Assets and is included in this table.

All debt maturing during 2018 is expected to either be paid in full with proceeds from property sales or are to be extended as provided for in the loan agreement. To date in 2018, $158.3 million of the debt maturing in 2018 has been repaid.

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

			Years Ended December 31,
(In thousands)	Total	2018	2019 – 2020	2021 – 2022	Thereafter
Ground lease obligations	$265,724	$5,175	$10,865	$11,546	$238,138

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

NEW YORK REIT, INC.

FORM 10-K

DECEMBER 31, 2017

Results of Operations

In light of the adoption of liquidation basis accounting as of January 1, 2017, the results of operations for the current year is not comparable to the prior year. Our assets continue to perform in a manner that is relatively consistent with prior reporting periods. We have experienced no significant changes in occupancy or rental rates, other than those discussed below.

Due to the adoption of the Liquidation Plan, we are no longer reporting funds from operations, core funds from operations, adjusted funds from operations, adjusted earnings before interest, taxes, depreciation and amortization, net operating income, cash net operating income and adjusted cash net operating income, as we no longer consider these to be key performance measures.

Occupancy and Leasing

As of December 31, 2017, our consolidated portfolio was 97.6% leased, compared to 98.4% as of December 31, 2016 as adjusted for properties sold in 2017. Occupancy is inclusive of leases signed but not yet commenced. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Significant Accounting Estimates and Critical Accounting Policies below for accounting policies relating to revenue recognition.

Changes in Net Assets in Liquidation

A summary of the change in net asset value for the year ended December 31, 2017 is as follows:

Liquidating distribution to common stockholders	$(515,541)
Difference between estimated liquidation value and actual sales price	(109,538)
Revised estimated liquidation value	(34,715)
Revised estimated costs, including defeasance costs	(52,217)
Adjustments for closing costs, debt costs and holding periods	(7,802)

Change in net asset value	$(719,813)

The net assets in liquidation at December 31, 2017, which are presented on an undiscounted basis, includes Worldwide Plaza valued at $1.725 billion which is based on the recent sale of a 48.7% interest in the property as discussed in Note 6 and excludes Management’s estimate of the future increase in value from the planned investment in the repositioning of Worldwide Plaza, resulting in liquidating distributions of approximately $4.96 per common share of which $2.00 per common share was distributed to stockholders on January 26, 2018. This estimate of liquidating distributions includes projections of costs and expenses to be incurred during the period required to complete the Liquidation Plan. As of October 18, 2017, Worldwide Plaza is managed by a joint venture of SL Green and RXR Realty, two of the largest owner operators in New York City. We, along with our new joint venture partners, are committed to investing significant additional capital into Worldwide Plaza to further improve and reposition the asset which we believe includes embedded opportunities to roll leases to increase the value of the property. We believe that once the actions are implemented and come to fruition, the value of Worldwide Plaza will range from $1.9 billion to $2.2 billion by our anticipated sale date of November 2021. The increase in the future market value of Worldwide Plaza will be reflected in the Statement of Net Assets in liquidation as the specific actions related to the repositioning have been completed and such increases in market value can be observed. Assuming a future value of $2.0 billion in November 2021, would result in an increase to our net assets in liquidation of approximately $0.62 per share, which would result in estimated net

NEW YORK REIT, INC.

FORM 10-K

DECEMBER 31, 2017

assets in liquidation, on an undiscounted basis, of $5.58 per share as of December 31, 2017. This amount is inclusive of the $2.00 per share that was paid to stockholders on January 26, 2018. Management’s estimate, like any estimate or projection, is subject to various assumptions and uncertainties including the joint venture’s ability to execute on the business plan, tenants paying their rental obligations, the equity capital and financing markets and New York City market conditions generally. There is no assurance that the joint venture will be successful in taking these various actions and that these actions will, in fact, result in the estimated increase in the value of the property.

Our audited financial statements included in this Annual Report on Form 10-K are prepared on the liquidation basis of accounting and accordingly include an estimate of the liquidation value of our assets and other estimates, including estimates of anticipated cash flow, timing of asset sales and liquidation expenses. These estimates update estimates that we have previously provided. These estimates are based on multiple assumptions, some of which may prove to be incorrect, and the actual amount of liquidating distributions we pay to you may be more or less than these estimates. We cannot assure you of the actual amount or timing of liquidating distributions you will receive pursuant to the Liquidation Plan.

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

NEW YORK REIT, INC.

FORM 10-K

DECEMBER 31, 2017

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

NEW YORK REIT, INC.

FORM 10-K

DECEMBER 31, 2017

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

FORM 10-K

DECEMBER 31, 2017

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

Under going concern accounting, acquired above-market leases were amortized as a reduction of rental income over the remaining terms of the respective leases. Acquired below-market leases were amortized as an increase to rental income over the remaining terms of the respective leases and expected below-market renewal option periods. Acquired above-market ground leases were amortized as a reduction of property operating expense over the remaining term of the respective leases. Acquired below- market ground leases were amortized as an increase to property operating expense over the remaining term of the respective leases and expected below-market renewal option period. The value of in-place leases, exclusive of the value of above- and below-market in-place leases, was amortized to depreciation and amortization expense over the remaining periods of the respective leases. Assumed mortgage premiums or discounts, if applicable, were amortized as a reduction or increased to interest expense over the remaining term of the respective mortgages. Under liquidation accounting, intangible assets and liabilities are included in the liquidation value of investments in real estate and are no longer amortized.

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

NEW YORK REIT, INC.

FORM 10-K

DECEMBER 31, 2017

Derivative Instruments

We used derivative financial instruments to hedge the interest rate risk associated with a portion of our borrowings. The principal objective of such agreements is to minimize the risks and costs associated with our operating and financial structure as well as to hedge specific anticipated transactions. As of December 31, 2017, we did not hold any derivative instruments.

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

As of December 31, 2017, our debt consisted of both fixed and variable-rate debt. We had fixed-rate secured mortgage notes payable with an aggregate carrying value of $19.0 million and a fair value of $20.4 million. Changes in market interest rates on our fixed-rate debt impact the fair value of the notes, but it has no impact on interest due on the notes. For instance, if interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our obligation to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed-rate debt assumes an immediate 100

NEW YORK REIT, INC.

FORM 10-K

DECEMBER 31, 2017

basis point move in interest rates from their December 31, 2017 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt by $0.7 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt by $0.7 million.

As of December 31, 2017, our variable-rate debt had a carrying and fair value of $196.5 million. Interest rate volatility associated with this variable-rate debt affects interest expense incurred and cash flow. The sensitivity analysis related to our variable-rate debt assumes an immediate 100 basis point move in interest rates from their December 31, 2017 levels, with all other variables held constant. A 100 basis point increase or decrease in variable interest rates on our variable-rate debt would increase or decrease our interest expense by $2.0 million annually.

These amounts were determined by considering the impact of hypothetical interest rates changes on our borrowing costs, and assuming no other changes in our capital structure. As the information presented above includes only those exposures that existed as of December 31, 2017, it does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.

NEW YORK REIT, INC.

FORM 10-K

DECEMBER 31, 2017

Item 8. Financial Statements and Supplementary Data.

The information required by this Item 8 is hereby incorporated by reference to our Consolidated Financial Statements beginning on page 68 of this Annual Report on Form 10-K.

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

As of December 31, 2017 an evaluation was performed under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 31, 2017.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Exchange Act and as set forth below. Under Rule 13a-15(c), management must evaluate, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness, as of the end of each calendar year, of our internal control over financial reporting. The term internal control over financial reporting is defined as a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

3)	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the financial statements.

NEW YORK REIT, INC.

FORM 10-K

DECEMBER 31, 2017

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

In the course of preparing this Annual Report on Form 10-K and the consolidated financial statements included herein, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017 using the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the Internal Control-Integrated Framework (2013). Based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2017.

KPMG LLP, an independent registered public accounting firm, was engaged to audit the consolidated financial statements included in this Annual Report on Form 10-K and their audit report is included on Page 69 of this Annual Report on Form 10-K. KPMG LLP was also engaged to audit the effectiveness of our internal control over financial reporting as of December 31, 2017 and issued an unqualified audit report regarding their assessment of the effectiveness of internal control over financial reporting is included on page 69 in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2017, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

NEW YORK REIT, INC.

FORM 10-K

DECEMBER 31, 2017

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers of the Company.

The following table represents certain information with respect to our trustees as of the date of this annual report:

Name	Age	Principal Occupation and Position Held
Wendy A. Silverstein	57	Chief Executive Officer and President
John Garilli	53	Chief Financial Officer
Randolph C. Read	65	Non-Executive Chairman
P. Sue Perrotty	64	Independent Director, Nominating and Corporate Governance Committee Chairman
Craig T. Bouchard	64	Independent Director, Compensation Committee Chair
Joe C. McKinney	71	Independent Director, Audit Committee Chair
Howard Goldberg	72	Independent Director

Wendy Silverstein, Chief Executive Officer and President – Ms. Silverstein was elected to the Board in February 2017 upon the recommendation of WW Investors pursuant to the Settlement Agreement and became our Chief Executive Officer in March 2017. Ms. Silverstein previously served as Executive Vice President and Co-Head of Acquisitions and Capital Markets for Vornado Realty Trust (NYSE:VNO) (“Vornado”), one of the largest owners of commercial real estate in the United States, from 1998 to 2015. As head of Capital Markets, Ms. Silverstein was the principal architect of the financing that fueled the growth of Vornado from a $3 billion NJ-based strip center company to a $35 billion office and street retail company, overseeing more than $30 billion of debt and equity financings. As Co-Head of Acquisitions, she was also responsible for a wide variety of real estate as well as corporate acquisitions during her tenure. Ms. Silverstein was a member of the Investment Committee for Vornado’s private equity fund, Vornado Capital Partners, L.P. On behalf of Vornado, she has served on the board of directors of Toys R Us, Inc. since its leveraged buyout in 2005. Prior to joining Vornado in 1998, Ms. Silverstein spent 12 years at Citicorp. From 1990 to 1998, she was with Citicorp Real Estate in the Corporate Debt Restructuring Group, which she headed from 1994 to 1998. From 1986 to 1990 she was with the Leveraged Capital Group at Citibank, N.A. providing sponsor financing for leveraged buyouts. Currently, Ms. Silverstein continues to represent Vornado on the board of directors of Toys R Us, Inc. and serves on the board of directors of Alexander’s, Inc. and TPG Real Estate Finance Trust. She previously served as an independent advisor to Trinity Church regarding its extensive real estate portfolio and led negotiations on its behalf for a multi-billion transaction with Norges Bank Investment Management. Ms. Silverstein is an active member of the U.S. board of directors of Beit Ruth, an educational and therapeutic village for at risk teenage girls in Israel. Ms. Silverstein earned her Bachelor of Science in Economics, Magna Cum Laude, and a Master of Business Administration with Distinction from The Wharton School of the University of Pennsylvania. She is also a Certified Public Accountant.

John Garilli, Chief Financial Officer – Mr. Garilli has been employed by an affiliate of the Winthrop Advisor since June 1995 and has served as our Chief Financial Officer since March of 2017. Prior to his appointment, Mr. Garilli served as Chief Accounting Officer of Winthrop Realty Trust until his appointment to Chief Financial Officer of Winthrop Realty Trust in 2012. Prior to joining Winthrop, Mr. Garilli worked for The Green Company, a residential real estate development company.

NEW YORK REIT, INC.

FORM 10-K

DECEMBER 31, 2017

Randolph C. Read, Non-Executive Chairman of the Board of Directors – Mr. Read has served as an independent director of our company since December 2014, including as non-executive chairman of our board of directors since June 2015. Mr. Read previously served as the non-executive chairman of the board of directors of Healthcare Trust, Inc. (2015-2016). Mr. Read has served as an independent director of Business Development Corporation of America since December 2014, which since November 2016 has been advised by an affiliate of Benefit Street Partners L.L.C. Mr. Read also served as an independent director of Business Development Corporation of America II (“BDCA II”) from December 2014 until the liquidation and dissolution of BDCA II in December 2015. Mr. Read has been president and chief executive officer of Nevada Strategic Credit Investments, LLC since 2009. From 2007 to 2009 Mr. Read served with The Greenspun Corporation, lastly as executive director and president, whose companies included its wholly owned subsidiary American Nevada Realty. Mr. Read has previously served as president of a variety of other companies and has previously served on a number of public and private company boards. He is admitted as a Certified Public Accountant and has an M.B.A. in Finance from the Wharton Graduate School of the University of Pennsylvania and a B.S. from Tulane University.

Sue Perrotty, Independent Director, Nominating and Corporate Governance Committee Chairman – Ms. Perrotty has served as an independent director of our company since September 2014 and as a member of our Audit committee since December 2014, serving as Chair of the Audit Committee from December 2014 through June of 2017. Ms. Perrotty has served as non-executive chair of GNL since March 2015, as an independent director of AXAR Acquisition Corp. from October 2014 through October 2017, and as an independent director of ARC HT III since August 2014. Ms. Perrotty served as an independent director of ARC HT from November 2013 until the close of ARC HT’s merger with Ventas, Inc. in January 2015. Ms. Perrotty also served as an independent director of ARC DNAV from August 2013 until August 2014 and as an independent director of ARC HOST from September 2013 until September 2014. Ms. Perrotty is the owner, president and chief executive officer of BAC Services since April 2011. Ms. Perrotty also has been an investor and advisor to several small businesses and entrepreneurs in varying stages of development since August 2008. Ms. Perrotty served in the administration of Governor Edward G. Rendell as chief of staff to First Lady, Judge Marjorie Rendell from November 2002 through August 2008. Prior to her retirement from banking, Ms. Perrotty held the position of executive vice president and head of Global Operations for First Union Corp. as a member of the Office of the Chairman from January 2001 to January 2002. Prior to that time, Ms. Perrotty was Banking Group head for the Pennsylvania and Delaware Banking Operations of First Union from November 1998 until January 2001. Ms. Perrotty joined First Union through the merger with Corestates Bank where she served as executive vice president and head of IT and Operations from April 1996 until November 1998. From 1980 through April 1996, Ms. Perrotty also served at Meridian Bancorp as senior executive vice president and head of all Consumer Businesses including Retail Banking, Mortgage Banking, Product Development and Marketing as well as strategic customer information and delivery system development. Ms. Perrotty was a member of the chairman’s staff in each of the companies she served. Ms. Perrotty serves on several boards including the Board of Trustees of Albright College, where she is an Emerita Trustee. Ms. Perrotty also serves Chair of the Berks County Community Foundation and on the Board of Girls Scouts of Eastern PA. Ms. Perrotty has received several awards for community leadership and professional accomplishments including the PA 50 Best Women in Business, the Athena Award from the Chamber of Commerce, the Franciscan Award from Alvernia University, the Albright College Distinguished Alumni Award, the Women of Distinction Award from the March of Dimes, Taking the Lead Award from the Girl Scouts of Eastern PA and the 2006 Champion of Youth Award from Olivet Boys & Girls Club. Ms. Perrotty is a graduate of Albright College with a Bachelor of Science degree in Economics and was also awarded an Honorary Doctor of Laws degree from Albright College in 2010.

Craig T. Bouchard, Independent Director, Compensation Committee Chairman – Mr. Bouchard was elected as an independent director pursuant to the Settlement Agreement in October 2016 and appointed to the

NEW YORK REIT, INC.

FORM 10-K

DECEMBER 31, 2017

nominating and corporate governance committee and the conflicts committee. Mr. Bouchard serves as the Chairman of the Board and Chief Executive Officer of Braidy Industries, Inc. Mr. Bouchard served as the Chairman of the Board and Chief Executive Officer of Real Industry, Inc. (NASDAQ: RELY) from June 2013 to August 2016. Mr. Bouchard is a New York Times Best Selling Author, having co-authored a book on corporate management, “The Caterpillar Way: Lessons in Leadership, Growth and Stockholder Value,” Copyright 2013, (McGraw Hill, November 2013). In 2010, Mr. Bouchard founded Shale-Inland, LLC; a leading distributor of stainless steel pipe, valves and fittings, and stamped and fabricated parts to the United States energy industry. Mr. Bouchard served as the Chief Executive Officer and later as the Chairman of the Board of Shale-Inland through 2012. Before founding Shale-Inland, in 2004, Mr. Bouchard co-founded and was the President and Vice Chairman of the Board of the steel company Esmark, Inc. (NASDAQ: ESMK). Prior to that, Mr. Bouchard was the Global Head of Derivatives Trading at the First National Bank of Chicago, where his career spanned 19 years. Mr. Bouchard is currently a member of the Leadership Board of the Department of Athletics at Duke University. Mr. Bouchard served on the Board of Trustees of Boston University and on the Foundation of the University of Montana. Mr. Bouchard holds a Bachelor of Arts degree from Illinois State University, a Master of Economics degree from Illinois State University, and a Master of Business Administration degree from the University of Chicago.

Joe C. McKinney, Independent Director, Audit Committee Chairman – Mr. McKinney has served as an independent director of our company since January 2017. Mr. McKinney also currently serves as a member of the Audit Committee serving as Chair of the Audit Committee since June 2017 and the Compensation Committee of our Board. Mr. McKinney has been Vice-Chairman of Broadway National Bank, a locally owned and operated San Antonio-based bank, since October 2002. He formerly served as Chairman of the Board of Directors and Chief Executive Officer of JPMorgan Chase Bank-San Antonio from November 1987 until his retirement in March 2002. Mr. McKinney has been an independent director of Luby’s Inc. (NYSE) since January 2003 and is Chairman of its Finance and Audit Committee and a member of its Nominating and Corporate Governance Committee and the Executive Committee. He is a director of Broadway National Bank and Broadway Bancshares, Inc. In February 2018 he became a member of the Board of Directors of USIR III (related to USAA Real Estate Company). He was a director of USAA Real Estate Company from September 2004 through November 2016. He was a director of US Global Investor Funds from 2008 to 2015. He was a director of Prodigy Communications Corporation from January 2001 to November 2001, when the company was sold to SBC Communications, Inc., and served on its Special Shareholder Committee and Audit and Compensation Committee. Mr. McKinney graduated from Harvard University in 1969 with a Bachelor of Arts in Economics, and he graduated from the Wharton Graduate School of the University of Pennsylvania in 1973 with a Master of Business Administration in Finance.

Howard Goldberg, Independent Director - Mr. Goldberg was elected to the Board in March 2017 upon the recommendation of WW Investors pursuant to the Settlement Agreement and was appointed to the Compensation Committee. Mr. Goldberg has been a private investor in both real estate and start-up companies and has provided consulting services to start-up companies since 1999. From 1994 through 1998, Mr. Goldberg served as President, CEO and board member of Player’s International, a publicly traded company in the gaming business prior to its sale to Harrah’s Entertainment Inc. From 2003 through 2005, Mr. Goldberg served as a part-time consultant to Laser Lock Technologies, Inc., LLTI.OB, a publicly traded development stage company engaged in the development and marketing of technologies for the prevention of product and document counterfeiting and electronic article surveillance. He now serves as a Board member and member of the executive committee of VRME, a successor to LLTI. From 1995 through 2000, Mr. Goldberg served on the Board of Directors and Audit Committee of Imall Inc., a publicly traded company that provided on-line shopping prior to its sale to Excite-at-Home. Mr. Goldberg served as a member of the Board of Directors and the Audit Committee of the Shelbourne Entities from August 2002 until their liquidation in April 2004. Mr. Goldberg served as a member of the Board of

NEW YORK REIT, INC.

FORM 10-K

DECEMBER 31, 2017

Trustees of Winthrop Realty Trust, a publicly traded real estate investment trust, from December 2003 to August 2016 when Winthrop’s assets were transferred to a liquidating trust. Mr. Goldberg was a member of Winthrop’s Audit Committee and Nominating and Corporate Governance Committee and was its lead independent trustee. Mr. Goldberg currently serves as a trustee for Winthrop Realty Liquidating Trust. Mr. Goldberg has a law degree from New York University and was previously the managing partner of a New Jersey law firm where he specialized in gaming regulatory law and real estate from 1970 through 1994.

Family Relationships

There are no family relationships between any of our directors or executive officers.

Audit Committee

The Company has a standing audit committee, which is currently chaired by Mr. McKinney and also includes Ms. Perrotty and Mr. Read. Our board of directors has determined that all the current members of the audit committee are independent for purposes of the applicable NYSE corporate governance listing requirements and the rules and regulations of the SEC, and all of the members of our audit committee are financially literate. In addition, our board of directors has determined that Mr. McKinney, Ms. Perrotty and Mr. Read are each qualified as an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K and the rules and regulations of the SEC.

The audit committee, in performing its duties, monitors:

•	our financial reporting process;

•	the integrity of our financial statements;

•	compliance with legal and regulatory requirements;

•	the independence and qualifications of our independent and internal auditors, as applicable; and

•	the performance of our independent and internal auditors, as applicable.

Code of Ethics

Our board of directors has adopted a Code of Ethics, most recently amended and restated on February 17, 2016 (the “Code of Ethics”), which is applicable to our directors, officers and employees (if we ever have employees) and the directors, officers and employees of our subsidiaries and affiliates. The Code of Ethics covers topics including, but not limited to, conflicts of interest, confidentiality of information, full and fair disclosure, reporting of violations and compliance with laws and regulations.

The Code of Ethics are available on the Company’s website at www.nyrt.com by clicking on “Investor Relations – Corporate Information – Governance Documents.” You may also obtain a copy of the Code of Ethics by writing to our secretary at: New York REIT, Inc., 7 Bulfinch Place, Suite 500, Boston, MA 02114, Attention: John Garilli, Chief Financial Officer, Treasurer and Secretary. A waiver of the Code of Ethics may be made only by our board of directors or the appropriate committee of our board of directors and will be promptly disclosed to the extent required by law.

Item 11. Executive Compensation

We have no employees. Our Advisor performs our day-to-day management functions. Wendy Silverstein is a consultant to, and John Garilli is an employee of an affiliate of, the Advisor and do not receive any

NEW YORK REIT, INC.

FORM 10-K

DECEMBER 31, 2017

compensation directly from us for serving as our executive officers. Our former named executive officers, Michael A. Happel and Nicholas Radesca, were employees of affiliates of New York Recovery Advisors LLC (the “Former Advisor”) and New York Recovery Properties LLC (the “Prior Property Manager”) and, except in the limited circumstances described below, did not receive any compensation directly from us for serving as our executive officers. Moreover, we do not reimburse our Advisor and its affiliates, and did not reimburse our Former Advisor or its affiliates, that are or were involved in the managing of our operations for salaries, bonuses or benefits incurred by these entities and paid to our named executive officers.

See Item 13 “Certain Relationships and Related Transactions” for a discussion of fees payable and expenses reimbursable to the Advisor, the Property Manager, the Former Advisor and the Prior Property Manager and their affiliates under our agreements with them.

We did not determine the compensation payable to our named executive officers by our Advisor or its affiliates during the year ended December 31, 2017 and likewise did not determine the compensation payable to these persons by our Former Advisor or its affiliates.

Compensation of Executive Officers

The following table, footnotes and related narrative summarizes the “total compensation” earned by the named executive officers for services rendered to the Company for each of the fiscal years ended December 31, 2017, 2016 and 2015 during which such individuals were designated as named executive officers:

Name and Principal Position	Year	Salary	Bonus	Stock Awards (1)	All Other Compensation (2)	Total
Wendy Silverstein,	2017	$—	$—	$—	$—	$—
Chief Executive Officer	2016	—	—	—	—	—
	2015	—	—	—	—	—

John Garilli,	2017	$—	$—	$—	$—	$—
Chief Financial Officer	2016	—	—	—	—	—
	2015	—	—	—	—	—

Michael A. Happel,	2017	$—	$—	$—	$—	$—
Former President and	2016	—	—	—	—	—
Chief Executive Officer (3)	2015	—	—	—	—	—

Nicholas Radesca,	2017	$—	$—	$—	$—	$—
Former Interim Chief Financial	2016	—	—	—	14,554	14,554
Officer, Treasurer and Secretary (3)	2015	—	—	446,836	5,631	452,467

(1)	Amounts represent the aggregate grant date fair value of awards of restricted shares calculated in accordance with FASB ASC Topic 718 for purposes of this table only. In our consolidated financial statements included in the 2016 Annual Report and our Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2016, June 30, 2016 and September 30, 2016, these grants have been accounted for under FASB ASC Topic 505.
(2)	The amount reported as “All Other Compensation” represents the value of distributions on unvested restricted shares.
(3)	On March 7, 2017, Mr. Happel resigned as our President and Chief Executive Officer and Mr. Radesca resigned as our Interim Chief Financial Officer, Treasurer and Secretary.

NEW YORK REIT, INC.

FORM 10-K

DECEMBER 31, 2017

Equity Compensation

Stock Option Plan

We have adopted a stock option plan to provide incentive compensation to attract and retain qualified directors, officers, advisors, consultants and other personnel, including our external advisor and its officers, directors and affiliates, as well as persons employed by the external advisor, and its affiliates, and any of our joint venture affiliates. Our board of directors has delegated its administrative responsibilities under the stock option plan to our compensation committee. In this capacity, our compensation committee has the full authority to: (1) administer and interpret the stock option plan; (2) authorize the granting of awards; (3) determine the eligibility of directors, officers, advisors, consultants and other personnel, including the external advisor and its affiliates, as well as persons employed by the external advisor and its affiliates, and any of our joint venture affiliates, to receive an award; (4) determine the number of shares of our common stock to be covered by each award (subject to the individual participant limitations provided in the stock option plan); (5) determine the terms, provisions and conditions of each award (which may not be inconsistent with the terms of the stock option plan); (6) prescribe the form of instruments evidencing such awards; and (7) take any other actions and make all other determinations that it deems necessary or appropriate in connection with the stock option plan or the administration or interpretation thereof; however, neither the compensation committee nor our board of directors may take any action under our stock option plan that would result in a repricing of any stock option without having first obtained the affirmative vote of our stockholders. In connection with this authority, our board of directors or our compensation committee may, among other things, establish performance goals that must be met in order for awards to be granted or to vest, or for the restrictions on any such awards to lapse. The total number of shares that may be made subject to awards under our stock option is 500,000 shares (as such number may be adjusted for stock splits, stock dividends, combinations and similar events).

No awards under our stock option plan have been made.

Restricted Share Plan

The RSP provides for the issuance of restricted shares, including to our non-executive directors. Our board of directors has delegated its administrative responsibilities under the RSP to our compensation committee. In this capacity, our compensation committee has the ability to grant awards of restricted shares to our directors, officers and employees (if we ever have employees), employees of our Advisor and their respective affiliates, employees of entities that provide services to us, directors of the Former Advisor or of entities that provide services to us, certain of our consultants and certain consultants to the Advisor and its affiliates or to entities that provide services to us. Our compensation committee also has the ability in this capacity to determine which form the awards will take and the terms and conditions of the awards.

As of December 31, 2017, there were 68,288 unvested restricted shares outstanding under the RSP. Restricted shares may not, in general, be sold or otherwise transferred until the restrictions are removed and the shares have vested. Holders of restricted shares are entitled to receive cash distributions prior to the time that the restrictions on the restricted shares have lapsed. Any distributions payable in shares of our common stock will be subject to the same restrictions as the underlying restricted shares.

The vesting terms of awards under the RSP are as described in the relevant award agreement.

NEW YORK REIT, INC.

FORM 10-K

DECEMBER 31, 2017

Outstanding Equity Awards at Fiscal Year End

The following table sets forth certain information with respect to all outstanding equity-based awards held at the end of the fiscal year ended December 31, 2017 by each executive officer of the Company at December 31, 2017 and our named executive officers:

Name	Number of Restricted Shares that Have Not Vested	Market Value of Restricted Shares that Have Not Vested (1)
John Garilli	—	—
Michael A. Happel	—	—
Nicholas Radesca (2)	4,828	18,974
Wendy Silverstein	—	—

(1)	Based on $3.93 per share, the closing price of our common stock on the last business day of the fiscal year ended December 31, 2017.
(2)	The restricted shares fully vested effective February 2, 2018.

Compensation of Directors

The following table sets forth information regarding compensation of directors who served as members of our board of directors during the year ended December 31, 2017:

Name	Fees Earned or Paid in Cash (1)	Stock Awards (2)	Option Awards	Non-Equity Incentive Plan Compensation	Changes in Pension Value and Nonqualified Deferred Compensation	All Other Compensation (3)	Total Compensation
Craig Bouchard	$225,500	$—	$—	$—	$—	$—	$225,500
Robert H. Burns (4)	—	—	—	—	—	—	—
James Hoffman (5)	—	—	—	—	—	—	—
Gregory Hughes (6)	—	—	—	—	—	—	—
William Kahane (7)	—	—	—	—	—	—	—
Keith Locker (8)	38,250	—	—	—	—	—	38,250
James Nelson	58,778	—	—	—	—	—	58,778
P. Sue Perrotty	206,500	—	—	—	—	—	206,500
Randolph C. Read	311,000	—	—	—	—	—	311,000
Joe McKinney	292,185	—	—	—	—	—	292,185
Howard Goldberg	228,366	—	—	—	—	—	228,366

(1)	Represents fees earned by our directors for the year ended December 31, 2017. Fees earned by our directors for their services are paid quarterly in arrears.
(2)	Represents the aggregate grant date fair value of restricted shares granted during the year. No restricted shares were granted during the year ended December 31, 2017.
(3)	The amount reported as “All Other Compensation” represents the value of distributions on unvested restricted shares during the year ended December 31, 2017.
(4)	Mr. Burns forfeited $69,960 of the 2016 stock awards upon his resignation in January 2017.
(5)	Mr. Hoffman forfeited $33,325 of the 2016 stock awards upon his resignation in January 2017.
(6)	Mr. Hughes forfeited $33,325 of the 2016 stock awards upon his resignation in January 2017.
(7)	Mr. Kahane was not a non-independent director and did not receive compensation for serving on the board of directors other than with respect to dividends on unvested restricted shares.
(8)	Mr. Locker forfeited $33,325 of his 2016 stock awards upon his resignation in April 2017.

NEW YORK REIT, INC.

FORM 10-K

DECEMBER 31, 2017

We pay each of our independent directors an annual fee for his or her services of $100,000.

Our non-executive chair receives an additional annual fee of $105,000. Our board of directors does not currently have a lead independent director. If appointed, the lead independent director will receive an additional annual fee of $105,000. Each independent director receives $30,000 in cash in the aggregate as an additional annual fee for his or her service on any or all of the audit committee, compensation committee, conflicts committee and nominating and corporate governance committee.

Each independent director also receives $2,000 for each meeting the director attends in person ($2,500 for attendance by the chairperson of the audit committee at each meeting of the audit committee) and $1,500 for each meeting attended by telephone. The independent directors are entitled to receive $750 per transaction reviewed and voted upon electronically up to a maximum of $2,250 for three or more transactions reviewed and voted upon per electronic vote. If there is a meeting of our board of directors and one or more committees in a single day, the fees are limited to $2,500 per day ($3,000 for the chairperson of the audit committee if there is a meeting of such committee).

Restricted shares issued to independent directors vest annually over a three-year period in equal installments beginning on the one-year anniversary of the date of grant, and will be forfeited upon such director’s voluntary resignation or if such director is not re-elected, except any unvested restricted shares due to vest in the year in which such director voluntarily resigns or fails to be re-elected will automatically vest. The restricted stock award agreements provide that the shares will vest on the consummation of the sale or disposition by the Company of all or substantially all of the Company’s assets (or any transaction or series of transactions within a period of twelve months), which could occur as a result of the plan of liquidation.

During 2016, we suspended, and in 2017, we revised our policy and we no longer pay independent directors for each external seminar, conference, panel, forum or other industry-related event attended in person or reimburse them for expenses associated therewith.

All directors also receive reimbursement of reasonable out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of December 31, 2017 by:

•	each person known by us to be the beneficial owner of more than 5.0% of the outstanding shares of common stock based solely upon the amounts and percentages contained in the public filings of such persons;

•	each of our directors and named executive officers; and

•	all of our directors and executive officers as a group.

NEW YORK REIT, INC.

FORM 10-K

DECEMBER 31, 2017

For purposes of the table below, “beneficial ownership” is determined in accordance with Rule 13d-3 under the Exchange Act, pursuant to which a person or group of persons is deemed to have “beneficial ownership” of any shares that the person has the right to acquire within 60 days after December 31, 2017. As of February 28, 2018, there were 167,928,730 shares of our common stock outstanding. SEC rules also generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to such securities. Except as otherwise indicated, all persons listed below have sole voting and investment power with respect to the shares beneficially owned by them, subject to applicable community property laws.

Beneficial Owner (1)	Numbers of Shares Benefially Owned	Percent of Class
The Vanguard Group, Inc. (2)	23,850,537	14.2%
Long Pond Capital LP (3)	12,855,224	7.7%
Davidson Kempner Capital Mgmt LP (4)	11,900,500	7.1%
Pacific Investment Management Company LLC (5)	9,297,793	5.5%
Indaba Capital Management LP (6)	8,901,627	5.3%
Randolph C. Read (7)	18,498	*
P. Sue Perrotty (8)	16,855	*
John A. Garilli	15,000	*
Craig T. Bouchard (9)	4,940	*
Howard Goldberg	—	*
Joe McKinney	—	*
Wendy Silverstein	—	*
All directors and executive officers as a group (7 persons)	55,293	*

*	Less than 1%
(1)	Unless otherwise indicated, the business address of each individual or entity listed in the table is 7 Bulfinch Place, Suite 500, Boston, Massachusetts 02114.
(2)	The business address for The Vanguard Group, Inc. is 100 Vanguard Blvd., Malvern, Pennsylvania 19355. The Vanguard Group, Inc. has sole voting power over 11,780 shares, shared voting power over 22,020 shares, shared dispositive power over 22,020 shares and sole dispositive power over 23,828,517 shares. The information contained herein respecting The Vanguard Group, Inc. is based solely on Amendment No. 4 to the Schedule 13G filed by The Vanguard Group, Inc. with the SEC on February 7, 2018.
(3)	The business address for Long Pond Capital, LP is 527 Madison Avenue, 15th Floor, New York, New York, 10022. Long Pond Capital, LP has shared voting power over 12,855,224 shares and shared dispositive power over 12,855,224 shares. The information contained herein respecting Long Pond Capital, LP is based solely on Schedule 13G filed by Long Pond Capital, LP with the SEC on February 13, 2018.
(4)	The business address for Davidson Kempner Capital Mgmt LP is 520 Madison Avenue, 30th Floor, New York, New York, 10022. Davidson Kempner Capital Mgmt LP has shared voting power over 11,900,500 shares and shared dispositive power over 11,900,500. The information contained herein respecting David Kempner Capital Mgmt LP is based solely on Schedule 13G filed by David Kempner Capital Mgmt LP with the SEC on December 19, 2017.
(5)	The business address for Pacific Investment Management Company LLC is 650 Newport Center Drive, Newport Beach, California 92660. Pacific Investment Management Company LLC has sole voting power over 9,297,793 shares and sole dispositive power over 9,297,793 shares. The information contained herein respecting Pacific Investment Management Company LLC is based solely on Schedule 13G filed by Pacific Investment Management Company LLC with the SEC on February 15, 2018.
(6)	The business address for Indaba Capital Management LP is One Letterman Drive, Suite DM700, San Francisco, California 94129. Indaba Capital Management LP has shared voting power over 8,901,627 shares

NEW YORK REIT, INC.

FORM 10-K

DECEMBER 31, 2017

and shared dispositive power over 8,901,627 shares. The information contained herein respecting Indaba Capital Management LP is based solely on Schedule 13G filed by Indaba Capital Management LP with the SEC on February 14, 2018.
(7)	Includes 7,813 unvested restricted shares.
(8)	Includes 5,912 unvested restricted shares.
(9)	Includes 3,923 unvested restricted shares.

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

To our knowledge, based solely on our review of the copies of such reports furnished to us and written representations that no other reports were required during the year ended December 31, 2017, all Section 16(a) filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were timely satisfied.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Former Advisor and the Prior Property Manager served as the Company’s advisor and property manager for certain of its assets during the years ended December 31, 2016 and 2015, respectively. Effective March 7, 2017, the Winthrop Advisor replaced the Former Advisor as the Company’s advisor and Winthrop Management LLC, an affiliate of the Winthrop Advisor, replaced the Prior Property Manager as the property manager at all of the Company’s properties previously managed by the Prior Property Manager.

Michael A. Happel, our chief executive officer and president during the year ended December 31, 2016 and through March 7, 2017, Nicholas Radesca, our interim chief financial officer, treasurer and secretary during the year ended December 31, 2016, and through March 7, 2017 and Patrick O’Malley, our chief investment officer during the year ended December 31, 2016 and through March 7, 2017, each held similar executive officer positions during that time with the Former Advisor and the Prior Property Manager. The Former Advisor and the Prior Property Manager are owned and controlled directly or indirectly by an entity in which Mr. Happel and Mr. William M. Kahane, one of our directors who is not standing for reelection at the annual meeting, have a substantial ownership interest or control.

Wendy Silverstein was elected as member of our board of directors in January 2017 and Chief Executive Officer and President in March 2017 and Mr. Garilli was elected as our Chief Financial Officer in March 2017. A corporation in which Ms. Silverstein is the sole shareholder is a party to a consulting agreement with the Winthrop Advisor pursuant to which she receives a consulting fee for providing services in connection with the services provided by the Winthrop Advisor pursuant to the Current Advisory Agreement and is entitled to receive 50% of any Incentive Fee (as defined below under “– Current Advisory Agreement”) that may be payable to the Winthrop Advisor pursuant to the Current Advisory Agreement. Mr. Garilli is employed by an affiliate of the Winthrop Advisor and holds an indirect ownership interest in the Winthrop Advisor.

NEW YORK REIT, INC.

FORM 10-K

DECEMBER 31, 2017

Advisor

Prior to March 8, 2017, the Former Advisor managed, and since March 8, 2017, the Winthrop Advisor manages, our day-to-day operations pursuant to the Advisory Agreement. The services provided by the Winthrop Advisor include: (i) serving as our investment and financial advisor; (ii) performing and supervising the various administrative functions necessary for the day-to-day management of our operations, including providing personnel necessary to perform such services; (iii) engaging and conducting business with consultants, accountants, lenders, attorneys, brokers and other service providers and overseeing the performance of services; (iv) overseeing acquisitions and dispositions of investments and recommending acquisitions and dispositions of investments to our board of directors; (v) arranging for financings and refinancings; (v) overseeing and managing our existing investments; (vi) managing accounting and other record-keeping functions; (vii) preparing and filing all reports required to be filed by it with the SEC, the IRS and other regulatory agencies; (viii) maintaining our compliance with the Sarbanes-Oxley Act; and (ix) monitoring compliance with our corporate-level and property-level indebtedness.

The Winthrop Advisor is charged with, among other things, implementing the Company’s plan of liquidation, to sell all or substantially all of the assets of the Company and its OP and to liquidate and dissolve the Company and the OP (the “Liquidation Plan”). The Liquidation Plan was approved by the board of directors on August 22, 2016 and by our stockholders on January 3, 2017. We expect to sell or transfer all of our assets, pay or provide for our liabilities and expenses, distribute the remaining proceeds of the liquidation of our assets to our stockholders, wind up our operations and dissolve. The actual amounts and times of liquidating distributions to our stockholders pursuant to the Liquidation Plan will be determined by our board of directors at its discretion.

The following table sets forth the various fees and expenses paid or reimbursed to the Winthrop Advisor, the Former Advisor, the Prior Property Manager and their respective affiliates during the year ended December 31, 2017.

Asset Management Fees (1)	$2,339,000
Asset Management Fees (3)	8,008,000
Transfer Agent, Expense Reimbursement and other Professional Fees (1)	414,000
Property Management Fees (2)	560,000
Property Management Fees (4)	462,000

(1)	Payable to the Former Advisor or its Affiliate
(2)	Payable to the Prior Property Manager
(3)	Payable to the Winthrop Advisor
(4)	Payable to the Property Manager

Under the advisory agreement with the Former Advisor (the “Former Advisory Agreement”), we paid the Former Advisor an asset management fee equal to 0.50% per annum of the cost of assets (as defined in the Former Advisory Agreement) and reimbursed the Former Advisor for certain costs and expenses incurred by the Former Advisor or any affiliate of the Former Advisor in providing asset management services (including reasonable salaries and wages, benefits and overhead of all employees directly involved in performing services). We did not reimburse the Former Advisor for personnel costs in connection with services for which the Former Advisor received a separate fee. We also did not reimburse the Former Advisor for the salaries paid by the Former Advisor to our executive officers.

NEW YORK REIT, INC.

FORM 10-K

DECEMBER 31, 2017

Pursuant to the property management agreement with the Prior Property Manager, we were required to pay the Prior Property Manager fees equal to: (i) for non-hotel properties, 4.0% of gross revenues from the properties managed plus market-based leasing commissions; (ii) for hotel properties, a fee based on a percentage of gross revenues at a market rate in light of the size, type and location of the hotel property plus a customary incentive fee based on performance. Notwithstanding the foregoing, in the case of both hotel and non-hotel properties, the Prior Property Manager was entitled to receive higher fees if the Prior Property Manager demonstrated to the satisfaction of a majority of the directors (including a majority of the independent directors) that a higher competitive fee is justified for the services rendered. We also reimbursed the Prior Property Manager for property-level expenses that it paid or incurred on our behalf, including reasonable salaries, bonuses and benefits of persons employed by the Prior Property Manager except for the salaries, bonuses and benefits of persons who also serve as one of our executive officers or as an executive officer of the Prior Property Manager or its affiliates. The Prior Property Manager was permitted to subcontract the performance of its property management and leasing duties to third parties and pay all or a portion of its property management fee to the third parties with whom it contracts for these services. If we contracted directly with third parties for such services we agreed to pay them customary market fees and pay the Prior Property Manager an oversight fee equal to 1.0% of the gross revenues of the property managed. In no event were we required to pay the Prior Property Manager or any affiliate both a property management fee and an oversight fee with respect to any particular property.

Advisory Transition Side Letters

On December 19, 2016, as part of the arrangements providing for the transition of advisory services from the Former Advisor to the Winthrop Advisor, we entered into one letter agreement with the Prior Property Manager and the Winthrop Advisor (the “Personnel Side Letter”) with respect to certain personnel of the Former Advisor and its affiliates (the “Former Advisor Employees”) and another letter agreement with the Prior Property Manager and the Former Advisor with respect to LTIP Units (the “OPP Side Letter”). The terms of the OPP Side Letter are described under “2014 Advisor Multi-Year Outperformance Agreement” below. The Personnel Side Letter required us to fund, and the Former Advisor to pay, certain amounts to incentivize and retain the Former Advisor Employees. Neither Mr. Happel nor Mr. Radesca were eligible to receive these payments. The Personnel Side Letter also included provisions for payments by the Former Advisor of retention bonuses allocated among the Former Advisor Employees. Pursuant to an escrow agreement, we deposited an amount equal to $683,887.50 in an escrow account on December 26, 2016, which was used by the Former Advisor to pay the retention bonuses allocated to each Former Advisor Employee entitled to receive the retention bonus. These bonuses were subsequently paid in 2017.

2014 Advisor Multi-Year Outperformance Agreement

On April 15, 2014 (the “Effective Date”), we entered into the OPP with New York Recovery Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”) and the Former Advisor. Under the OPP, the Former Advisor was issued 8,880,579 LTIP Units in the Operating Partnership with a maximum award value on the issuance date equal to 5.0% of our market capitalization (the “OPP Cap”). The LTIP Units are structured as profits interests in the Operating Partnership.

Pursuant to the OPP Side Letter, all 1,172,738 issued and outstanding earned and unvested LTIP Units vested automatically on December 26, 2016, and were converted on a one-for-one basis into unrestricted shares of our common stock. In addition, the Company paid to the holders of such LTIP Units the withheld portion (90%) of all previously paid distributions with respect to the LTIP Units as required by the terms of the outperformance agreement which amounted to $722,694.

NEW YORK REIT, INC.

FORM 10-K

DECEMBER 31, 2017

In addition, the OPP Side Letter provided that the number of additional LTIP Units issued under the OPP to the Former Advisor that were eligible to be earned in the third and final year of the OPP on April 15, 2017 (the “Year 3 LTIP Units”) were to be calculated on April 15, 2017, the final valuation date, in accordance with the terms of the OPP and will be immediately vested and converted on a one-for-one basis into unrestricted shares of our common stock on April 15, 2017.

Under the OPP, the Former Advisor was eligible to earn a number of LTIP Units with a value equal to a portion of the OPP Cap upon the first, second and third anniversaries of the Effective Date based on our achieving certain levels of total return to our stockholders (“Total Return”), including both share price appreciation and common stock dividends, as measured against a peer group of companies for the three-year performance period commencing on the Effective Date (the “Three-Year Period”); each 12-month period during the Three-Year Period (the “One-Year Period”); and the initial 24-month period of the Three-Year Period (the “Two-Year Period”).

The potential outperformance award was calculated at the end of each One-Year Period, the Two-Year Period and the Three-Year Period. Any LTIP Units that were unearned were forfeited.

On April 15, 2015, 2016 and 2017, in connection with the end of the One-Year Period, Two-Year Period and Three-Year Period, 367,059, 805,679 and 43,583 LTIP Units, respectively, were earned by the Former Advisor under the terms of the OPP.

Prior to the OPP Side Letter, subject to the Former Advisor’s continued service through each vesting date, one third of any earned LTIP Units would vest on each of the third, fourth and fifth anniversaries of the Effective Date. Pursuant to the OPP Side Letter, all earned LTIP Units have vested.

After an LTIP Unit was earned, the holder of an LTIP Unit is entitled to a catch-up distribution and thereafter the same distributions as paid to the holder of an OP Unit. At the time the Former Advisor’s average capital account balance with respect to an LTIP Unit is economically equivalent to the average capital account balance of an OP Unit, the LTIP Unit has been earned and it has been vested for 30 days, the holder, in its sole discretion, will be entitled to convert such LTIP Unit into an OP Unit in accordance with the provisions of the limited partnership agreement of the Operating Partnership.

Advisory Agreement – Advisor

In connection with the change of our advisor from the Former Advisor to the Winthrop Advisor, from January 3, 2017 until the date the Former Advisory Agreement was terminated (i.e., March 7, 2017, the “Transition Date”), the Winthrop Advisor was solely responsible for the implementation and oversight of, and the taking of all actions in connection with the plan of liquidation, and as a consultant to our board of directors on other matters. After the Transition Date, the Winthrop Advisor became our exclusive external advisor and, in addition to continuing to execute the plan of liquidation, assumed responsibility for providing all of the services provided by the Former Advisor.

Under the Current Advisory Agreement, effective March 1, 2017, we pay the Winthrop Advisor an asset management fee equal to 0.325% per annum of the cost of assets (as defined in the Current Advisory Agreement. The asset management fee is payable in monthly installments on the first business day of each month.

NEW YORK REIT, INC.

FORM 10-K

DECEMBER 31, 2017

We may also pay the Winthrop Advisor an incentive fee. Specifically, in connection with the payment of (i) any distributions of money or other property by us to our stockholders during the term of the Current Advisory Agreement and (ii) any other amounts paid to our stockholders on account of their shares of common stock in connection with a merger or other change in control transaction pursuant to an agreement with us entered into after the Transition Date (such distributions and payments, the “Hurdle Payments”), in excess of $11.00 per share (the “Hurdle Amount”), when taken together with all other Hurdle Payments, we will pay an incentive fee to the Winthrop Advisor in an amount equal to 10.0% of such excess (the “Incentive Fee”). The Hurdle Amount will be increased on an annualized basis by an amount equal to the product of (a) Treasury Rate plus 200 basis points and (b) the Hurdle Amount minus all previous Hurdle Payments.

On each of January 3, 2017 and February 1, 2017, we paid the Winthrop Advisor a fee of $500,000 in cash as compensation for consulting services rendered prior to the Transition Date.

Pursuant to the Current Advisory Agreement, we pay the Winthrop Advisor or its affiliate a property management fee of 1.75% of gross revenues, less all third party property management fees paid with respect to such property, with respect to the properties for which property management services are provided by the Winthrop Advisor or any of its affiliates.

We are required to pay directly or reimburse the Winthrop Advisor for certain reasonable and documented out-of-pocket expenses paid or incurred by the Winthrop Advisor or its affiliates in connection with the services provided to us pursuant to the Current Advisory Agreement. The Winthrop Advisor did not request, and we did not pay, any reimbursements to the Winthrop Advisor for reimbursable costs incurred prior to the Transition Date.

Under the Current Advisory Agreement, the Winthrop Advisor is required to provide us with, among other personnel, individuals to serve as our chief executive officer and chief financial officer. In this regard, we agreed that, on the Transition Date, Wendy Silverstein would be appointed as our chief executive officer and John Garilli would be appointed as our chief financial officer. The Current Advisory Agreement provides that we will not reimburse either the Winthrop Advisor or any of its affiliates for any internal selling, general or administrative expense of the Winthrop Advisor or its affiliates, including the salaries and wages, benefits or overhead of personnel providing services to us, including a chief executive officer and a chief financial officer.

The initial term of the Current Advisory Agreement expires on February 28, 2018 and thereafter renews automatically for successive six-month periods unless a majority of our independent directors or the Winthrop Advisor elects to terminate the Current Advisory Agreement without cause and without penalty, upon written notice thirty (30) days prior to the end of such term. The Current Advisory Agreement may also be terminated upon thirty (30) days written notice by a majority of our independent directors with cause (as defined in the Current Advisory Agreement) or if Ms. Silverstein resigns or is otherwise unavailable to serve as our chief executive officer for any reason and the Advisor has not identified a replacement chief executive officer who is acceptable to a majority of our independent directors.

In addition, the Current Advisory Agreement will terminate automatically upon: (i) the occurrence of a change of control (as defined in the Current Advisory Agreement), other than as a result of the transactions contemplated by a plan of liquidation, or (ii) at the effective time of the dissolution of the Company in accordance with a plan of liquidation or, if the assets of the Company are transferred to a liquidating trust, the final disposition of the assets transferred by the liquidating trust.

NEW YORK REIT, INC.

FORM 10-K

DECEMBER 31, 2017

After termination, the Winthrop Advisor is entitled to receive all amounts then accrued and owing to the Winthrop Advisor, including any accrued Incentive Fee, but is not entitled to a termination fee or any other amounts.

On February 28, 2018, the Company and the Winthrop Advisor entered into an amendment to the Current Advisory Agreement providing for a term ending March 31, 2018 and amending the Current Advisory Agreement to provide that, in lieu of the termination provisions described above, the Current Advisory Agreement will automatically renew for a one month period on the expiration of any renewal term, unless terminated by a majority of our independent directors or the Winthrop Advisor elects to terminate the Current Advisory Agreement without cause and without penalty, upon written notice forty-five (45) days before the expiration of any renewal term. The Current Advisory Agreement will also automatically terminate at the effective time of the dissolution of the Company in accordance with a Plan of Liquidation or, if the assets of the Company are transferred to a liquidating trust (or the Company is converted into a liquidating entity), the final disposition of the assets transferred by the liquidating trust or held by the liquidating entity. In addition, the amendment provides that commencing March 1, 2018, the Company will reimburse the Winthrop Advisor for the compensation of Wendy Silverstein as chief executive officer of the Company or otherwise.

Viceroy Hotel

During the year ended December 31, 2017, we recognized $5,000 in revenues from employees of, and other entities related to, the Former Advisor and its affiliates and the Winthrop Advisor related to room rentals at the Viceroy Hotel.

Indemnification Agreement

We have entered into an indemnification agreement with each of our directors and executive officers, and certain former directors and executive officers, providing for indemnification of such directors and executive officers to the maximum extent permitted under Maryland law. We have incurred $1.1 million in expense pursuant to indemnification agreements of which $0.6 million was paid, and the balance of $0.5 million is accrued as of December 31, 2017.

Item 14. Principal Accounting Fees and Services.

KPMG has been selected to serve as our independent registered public accounting firm to audit our consolidated financial statements for the year ending December 31, 2017. KPMG reports directly to our audit committee. The audit committee participated in and approved the decision to appoint KPMG.

Audit Fees

Audit fees charged by KPMG were $2,100,000 and $2,095,132, respectively, related to the audits of our 2017 and 2016 financial statements, which were billed during the year ended December 31, 2017 and 2016, respectively.

Audit Related Fees

Audit related fees of $0 and $134,250 related to prospective transactions and changes in the Advisor were charged by KPMG for the year ended December 31, 2017 and 2016, respectively.

Tax Fees

There were no tax fees billed by KPMG for the years ended December 31, 2017 or 2016.

All Other Fees

There were no other fees billed by KPMG for the years ended December 31, 2017 or 2016.

NEW YORK REIT, INC.

FORM 10-K

DECEMBER 31, 2017

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	Financial Statement Schedules

See the Index to Consolidated Financial Statements at page      of this report.

The following financial statement schedule is included herein at page      of this report:

Schedule III – Real Estate and Accumulated Depreciation

(b)	Exhibits

EXHIBIT INDEX

The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2017 (and are numbered in accordance with Item 601 of Regulation S-K):

Exhibit No.	Description

2.1 (12)	Master Combination Agreement, dated as of May 25, 2016, by and among New York REIT, Inc., New York Recovery Operating Partnership, L.P., JBG Properties Inc., JBG/Operating Partners, L.P., each of the parties listed on Schedule A thereto†

2.2 (21)	Plan of Liquidation

2.3 (26)	Amendment to Plan of Liquidation

3.1 (5)	Amended and Restated Charter of New York REIT, Inc. dated June 13, 2014

3.2 (13)	Articles Supplementary filed with the State Department of Assessments and Taxation of Maryland on October 24, 2016

3.3 (3)	Amended and Restated Bylaws of New York REIT, Inc. dated April 15, 2014

4.1 (3)	Fourth Amended and Restated Agreement of Limited Partnership of New York Recovery Operating Partnership, L.P. dated as of April 15, 2014

4.2 (6)	First Amendment to Fourth Amended and Restated Agreement of Limited Partnership of New York Recovery Operating Partnership L.P., dated as of April 15, 2015.

10.1 (7)	Seventh Amended and Restated Advisory Agreement by and among New York REIT, Inc., New York Recovery Operating Partnership, L.P. and New York Recovery Advisors, LLC dated as of June 26, 2015

10.2 (2)	Amended and Restated Management Agreement, among American Realty Capital New York Recovery REIT, Inc., New York Recovery Operating Partnership, L.P. and New York Recovery Properties, LLC, dated as of September 2, 2010

10.3 (1)	Employee and Director Incentive Restricted Share Plan adopted as of September 22, 2010

10.4 (3)	First Amendment to Employee and Director Incentive Restricted Share Plan of American Realty Capital New York Recovery REIT, Inc. dated as of March 31, 2014

NEW YORK REIT, INC.

FORM 10-K

DECEMBER 31, 2017

Exhibit No.	Description

10.5 (4)	Second Amendment to Employee and Director Incentive Restricted Share Plan of American Realty Capital New York Recovery REIT, Inc. dated as of April 29, 2014

10.6 (1)	2010 Stock Option Plan Adopted as of September 22, 2010

10.7 (10)	Second Amended and Restated 2014 Advisor Multi-Year Outperformance Agreement by and among New York REIT, Inc., New York Recovery Operating Partnership, L.P. and New York Recovery Advisors, LLC made as of August 5, 2015

10.8 (3)	Second Amended and Restated Credit Agreement, dated April 14, 2014 by and among New York Recovery Operating Partnership, L.P., as borrower, New York REIT, Inc. as the REIT and guarantor, the lenders party thereto and Capital One, National Association, as administrative agent

10.9 (10)	First Amendment to Second Amended and Restated Credit Agreement by and among New York REIT, Inc., New York Recovery Operating Partnership, L.P. and Capital One, National Association, dated as of August 27, 2015

10.10 (6)	Indemnification Agreement between New York REIT, Inc. and each of Nicholas S. Schorsch, Michael A. Happel, Gregory W. Sullivan, Edward M. Weil, Jr., William M. Kahane, Randolph C. Read, Robert H. Burns, P. Sue Perrotty, Scott J. Bowman, William G. Stanley, New York Recovery Advisors, LLC, AR Capital, LLC and RCS Capital Corp, dated as of December 31, 2014

10.11 (8)	Indemnification Agreement, between New York REIT, Inc. and each of Nicholas Radesca and Patrick O’Malley, dated as of June 22, 2015

10.12 (9)	Loan Agreement, dated as of September 30, 2015, between ARC NY1440BWY1, LLC, as Borrower, and H/2 Financial Funding I LLC, as Lender

10.13 (9)	Mezzanine Loan Agreement, dated as of September 30, 2015, between ARC NY1440BWY1 MEZZ, LLC, as Borrower, and Paramount Group Fund VIII 1440 Broadway Mezz LP, as Lender

10.14 (9)	Amended, Restated and Consolidated Mortgage, Assignment of Rents and Leases, Collateral Assignment of Property Agreements, Security Agreement and Fixture Filing, made as of September 30, 2015

10.15 (9)	Pledge and Security Agreement, made as of September 30, 2015, by ARC NY1440BWY1 MEZZ, LLC in favor of Paramount Group Fund VIII 1440 Broadway Mezz LP

10.16 (9)	Guaranty (Unfunded Obligations), dated as of September 30, 2015, by New York REIT, Inc. and New York Recovery Operating Partnership, L.P. for the benefit of Strategic Asset Services, LLC

10.17 (9)	Guaranty (Unfunded Obligations), dated as of September 30, 2015, by New York REIT, Inc. and New York Recovery Operating Partnership, L.P. for the benefit of Paramount Group Fund VIII 1440 Broadway Mezz LP

10.18 (9)	Environmental Indemnity Agreement, dated as of September 30, 2015, by New York REIT, Inc., New York Recovery Operating Partnership, L.P., and ARC NY1440BWY1, LLC for the benefit of Strategic Asset Services, LLC

10.19 (9)	Environmental Indemnity Agreement, dated as of September 30, 2015, by New York REIT, Inc., New York Recovery Operating Partnership, L.P., and ARC NY1440BWY1 MEZZ, LLC for the benefit of Paramount Group Fund VIII 1440 Broadway Mezz LP

NEW YORK REIT, INC.

FORM 10-K

DECEMBER 31, 2017

Exhibit No.	Description

10.20 (9)	Guaranty, dated as of September 30, 2015, by New York REIT, Inc. and New York Recovery Operating Partnership, L.P. for the benefit of Strategic Asset Services, LLC

10.21 (9)	Guaranty, dated as of September 30, 2015, by New York REIT, Inc. and New York Recovery Operating Partnership, L.P. for the benefit of Paramount Group Fund VIII 1440 Broadway Mezz LP

10.22 (10)	Indemnification Agreement, dated September 30, 2015, between New York REIT, Inc. and Marc Rowan

10.23 (11)	Form of Restricted Stock Award Agreement

10.24 (11)	Indemnification Agreement, dated November 8, 2015, between New York REIT, Inc. and Keith Locker

10.25 (11)	Indemnification Agreement, dated November 8, 2015, between New York REIT, Inc. and James Nelson

10.26 (14)	Indemnification Agreement, dated November 3, 2016, between New York REIT, Inc. and James Hoffmann

10.27 (14)	Indemnification Agreement, dated November 3, 2016, between New York REIT, Inc. and Gregory Hughes

10.28 (14)	Indemnification Agreement, dated November 3, 2016, between New York REIT, Inc. and Craig T. Bouchard

10.29 (12)	Transition Services Agreement, dated as of May 25, 2016, by and among New York REIT, Inc., New York Recovery Operating Partnership, L.P. and New York Recovery Advisors, LLC.

10.30 (15)	Omnibus Amendment and Termination Agreement for the New York REIT, Inc. Second Amended and Restated 2014 Advisor Multi-Year Outperformance Agreement, dated as of May 25, 2016, by and among New York REIT, Inc., New York Recovery Operating Partnership, L.P., New York Recovery Advisors, LLC and each of the persons whose names are set forth on Schedule A thereto.

10.31 (12)	Termination Agreement and Release, dated as of May 25, 2016, by and among New York REIT, Inc., New York Recovery Operating Partnership, L.P., New York Recovery Properties, LLC and New York Recovery Advisors, LLC.

10.32 (12)	Support Agreement, dated as of May 25, 2016, by and among JBG/Operating Partners, L.P., Michael Happel and William Kahane.

10.33 (12)	JBG-HAPPEL Consulting Agreement Terms dated as of May 25, 2016.

10.34 (16)	Termination and Release Agreement, dated as of August 2, 2016, by and among New York REIT, Inc., New York Recovery Operating Partnership, L.P., JBG Properties Inc., JBG/Operating Partners, L.P., and the other parties thereto

10.35 (17)	Amendment No. 1, dated as of April 25, 2016, to the Seventh Amended and Restated Advisory Agreement, dated as of June 26, 2015, among New York REIT, Inc., New York Recovery Operating Partnership, L.P. and New York Recovery Advisors, LLC

10.36 (18)	Second Amendment to Second Amended and Restated Credit Agreement by and among New York REIT, Inc., New York Recovery Operating Partnership, L.P. and Capital One, National Association, dated as of August 17, 2016

NEW YORK REIT, INC.

FORM 10-K

DECEMBER 31, 2017

Exhibit No.	Description

10.37 (13)	Settlement Agreement, dated as of October 23, 2016, by and among New York REIT, Inc., WW Investors LLC, Michael L. Ashner and Steven C. Witkoff

10.38 (14)	Waiver Agreement, dated as of November 8, 2016, by and among New York Recovery Operating Partnership, L.P., New York REIT, Inc., Capital One, National Association, as administrative agent, and the lender parties thereto

10.39 (24)	Amendment No. 1, dated as of November 22, 2016, to the Settlement Agreement by and among New York REIT, Inc., WW Investors LLC, Michael L. Ashner and Steven C. Witkoff

10.40 (19)	Agreement, dated as of December 19, 2016, by and among New York REIT, Inc., New York Recovery Operating Partnership, L.P. and Winthrop REIT Advisors LLC

10.41 (19)	Amendment No. 2 to Seventh Amended And Restated Advisory Agreement, dated as of December 19, 2016, by and among New York REIT, Inc., New York Recovery Operating Partnership, L.P., and New York Recovery Advisors, LLC

10.42 (19)	First Amendment to Amended and Restated Management Agreement, dated as of December 19, 2016, by and among New York REIT, Inc., New York Recovery Operating Partnership, L.P. and New York Recovery Properties, LLC

10.43 (19)	Letter Agreement, dated as of December 19, 2016, by and among New York REIT, Inc., New York Recovery Operating Partnership, L.P., New York Recovery Advisors, LLC and New York Recovery Properties, LLC

10.44 (19)	Letter Agreement, dated as of December 19, 2016, by and among New York REIT, Inc., New York Recovery Operating Partnership, L.P., New York Recovery Advisors, LLC and New York Recovery Properties, LLC

10.45 (20)	Loan Agreement, dated as of December 20, 2016, by and among each of the entities listed on Schedule I attached thereto, as Borrower, the lenders from time to time party thereto, and Column Financial, Inc., as agent and initial lender.

10.46 (20)	Mezzanine Loan Agreement, dated as of December 20, 2016, by and among each of the entities listed on Schedule I attached thereto, as Borrower, the lenders from time to time party thereto, and Column Financial, Inc., as agent and initial lender.

10.47 (20)	Pledge and Security Agreement (Operating Lease), dated as of December 20, 2016, by ARC NY120W5701 TRS MEZZ II, LLC, as Pledgor, in favor of Column Financial, Inc., as Agent.

10.48 (20)	Mezzanine Pledge and Security Agreement (Mortgage Borrower), dated as of December 20, 2016, by each of the entities listed on Schedule I attached thereto, as Pledgor, in favor of Column Financial, Inc., as Agent.

10.49 (20)	Mezzanine Pledge and Security Agreement (Operating Pledgor), dated as of December 20, 2016, by ARC NY120W5701 TRS MEZZ, LLC, as Pledgor, in favor of Column Financial, Inc., as Agent.

10.50 (20)	Guaranty Agreement, dated as of December 20, 2016, by New York REIT, Inc., as Guarantor, for the benefit of Column Financial, Inc., as Agent.

10.51 (20)	Mezzanine Guaranty Agreement, dated as of December 20, 2016, by New York REIT, Inc., as Guarantor, for the benefit of Column Financial, Inc., as Agent.

NEW YORK REIT, INC.

FORM 10-K

DECEMBER 31, 2017

Exhibit No.	Description

10.52 (22)	Indemnification Agreement, dated January 30, 2017, between New York REIT, Inc. and Joe C. McKinney

10.53 (23)	Indemnification Agreement, dated February 4, 2017, between New York REIT, Inc. and Wendy Silverstein

10.54 (23)	Amendment No. 2, dated as of February 4, 2017, to the Settlement Agreement by and among New York REIT, Inc., WW Investors LLC, Michael L. Ashner and Steven C. Witkoff

10.55 (24)	Amendment No. 1 to Loan Agreement, dated as of April 19, 2016, between ARC NY1440BWY1, LLC, as Borrower, and H/2 Financial Funding I LLC, as Lender

10.56 (24)	Amendment No. 1 to Mezzanine Loan Agreement, dated as of April 19, 2016, between ARC NY1440BWY1 MEZZ, LLC, as Borrower, and Paramount Group Fund VIII 1440 Broadway Mezz LP, as Lender

10.57 (25)	Indemnification Agreement, dated March 8, 2017, between New York REIT, Inc. and Howard Goldberg

10.58 (25)	Indemnification Agreement, dated March 8,2017, between New York REIT, Inc. and John Garilli

10.59 (26)	Membership Interest Purchase Agreement, dated as of September 14, 2017, between ARC NYWWPJV001, LLC and WWPJV LLC

10.60 (26)	Consent Agreement, dated as of September 14, 2017 between New York REIT, Inc. and WWP Sponsor LLC

10.61 (27)	Contract of Sale between ARC NY1440BWY1, LLC and CIM Group Acquisitions, LLC, dated November 1, 2017

10.62 *	Amendment dated December 6, 2017 to the loan agreement (the “Mortgage Loan”), dated as of December 20, 2016, by and among New York REIT, Inc, New York Recovery Operating Partnership, L.P., Column Financial, Inc. (“Column”), as agent and initial lender, and other lenders thereto.

10.63 *	Side letter agreement dated December 6, 2017, with respect to the Mezzanine Loan among New York REIT, Inc, New York Recovery Operating Partnership, L.P., Column, as agent and initial lender, and other lenders thereto.

10.64 (27)	Agreement dated November 1, 2017 among ARC NY1440BWY1, LLC and CIM Group Acquisitions, LLC

10.65 *	Third Amended and Restated Limited Liability Company Agreement of WWP Holdings, LLC dated October 18, 2017.

21.1 *	Subsidiaries of New York REIT, Inc.

23.1 *	Consent of KPMG LLP

31.1 *	Certification of the Principal Executive Officer of New York REIT, Inc. pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

NEW YORK REIT, INC.

FORM 10-K

DECEMBER 31, 2017

Exhibit No.	Description

31.2 *	Certification of the Principal Financial Officer of New York REIT, Inc. pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 *	Written statements of the Principal Executive Officer and Principal Financial Officer of New York REIT, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 *	XBRL (eXtensible Business Reporting Language). The following materials from New York REIT, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statements of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

*	Filed herewith
†	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby agrees to furnish supplementally a copy of any of the omitted schedules upon request by the U.S. Securities and Exchange Commission.
(1)	Filed as an exhibit to the Post-Effective Amendment No. 1 to New York REIT, Inc.’s Registration Statement on Form S-11 (Registration No. 333-163069) filed with the SEC on March 2, 2011.
(2)	Filed as an exhibit to the Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 3 to New York REIT Inc.’s Registration Statement on Form S-11 (Registration No. 333-163069) filed with the SEC on July 26, 2011.
(3)	Filed as an exhibit to New York REIT, Inc.’s Current Report on Form 8-K filed with the SEC on April 15, 2014.
(4)	Filed as an exhibit to New York REIT, Inc.’s Amendment No. 1 to Schedule TO filed with the SEC on May 5, 2014.
(5)	Filed as an exhibit to New York REIT, Inc.’s Registration Statement on Form S-8 (Registration No. 333-197362) filed with the SEC on July 11, 2014.
(6)	Filed as an exhibit to New York REIT, Inc.’s Annual Report on Form 10-K filed with the SEC on May 11, 2015.
(7)	Filed as an exhibit to New York REIT, Inc.’s Current Report on Form 8-K filed with the SEC on June 26, 2015.
(8)	Filed as an exhibit to New York REIT, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 7, 2015.
(9)	Filed as an exhibit to New York REIT, Inc.’s Current Report on Form 8-K filed with the SEC on October 5, 2015.
(10)	Filed as an exhibit to New York REIT, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2015.
(11)	Filed as an exhibit to New York REIT, Inc.’s Annual Report on Form 10-K filed with the SEC on February 26, 2016.
(12)	Filed as an exhibit to New York REIT, Inc.’s Current Report on Form 8-K filed with the SEC on May 26, 2016.
(13)	Filed as an exhibit to New York REIT, Inc.’s Current Report on Form 8-K filed with the SEC on October 24, 2016.

NEW YORK REIT, INC.

FORM 10-K

DECEMBER 31, 2017

(14)	Filed as an exhibit to New York REIT, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2016.
(15)	Filed as an exhibit to New York REIT, Inc.’s Current Report on Form 8-K/A filed with the SEC on June 17, 2016.
(16)	Filed as an exhibit to New York REIT, Inc.’s Current Report on Form 8-K filed with the SEC on August 2, 2016.
(17)	Filed as an exhibit to New York REIT, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2016.
(18)	Filed as an exhibit to New York REIT, Inc.’s Current Report on Form 8-K filed with the SEC on August 22, 2016.
(19)	Filed as an exhibit to New York REIT, Inc.’s Current Report on Form 8-K filed with the SEC on December 19, 2016.
(20)	Filed as an exhibit to New York REIT, Inc.’s Current Report on Form 8-K filed with the SEC on December 21, 2016.
(21)	Filed as an exhibit to New York REIT, Inc.’s Definitive Proxy Statement filed with the SEC on December 21, 2016.
(22)	Filed as an exhibit to New York REIT, Inc.’s Current Report on Form 8-K filed with the SEC on February 1, 2017.
(23)	Filed as an exhibit to New York REIT, Inc.’s Current Report on Form 8-K filed with the SEC on February 6, 2017.
(24)	Filed as an exhibit to New York REIT, Inc.’s Annual Report on Form 10-K filed with the SEC on March 1, 2017.
(25)	Filed as an exhibit to New York REIT, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2017.
(26)	Filed as an exhibit to New York REIT, Inc.’s Current Report on Form 8-K filed with the SEC on September 14, 2017.
(27)	Filed as an exhibit to New York REIT, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2017.

NEW YORK REIT, INC.

FORM 10-K

DECEMBER 31, 2017

Item 16. Form 10-K Summary.

Not applicable.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 1st day of March 2018.

NEW YORK REIT, INC.

/s/ Wendy A. Silverstein
Wendy A. Silverstein
Chief Executive Officer and President
(Principal Executive Officer)

/s/ John A. Garilli
John A. Garilli
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this annual report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Randolph C. Read Randolph C. Read	Non-Executive Chairman of the Board of Directors	March 1, 2018

/s/ P. Sue Perrotty P. Sue Perrotty	Independent Director, Nominating and Corporate Governance Committee Chair, Affiliated Transaction Committee Chair	March 1, 2018

/s/ Wendy A. Silverstein Wendy A. Silverstein	Director, Chief Executive Officer and President	March 1, 2018

/s/ Craig T. Bouchard Craig T. Bouchard	Independent Director, Compensation Committee Chair	March 1, 2018

/s/ Joe C. McKinney Joe C. McKinney	Independent Director, Audit Committee Chair	March 1, 2018

/s/ Howard Goldberg Howard Goldberg	Independent Director	March 1, 2108

NEW YORK REIT, INC.

NEW YORK REIT, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

New York REIT, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statement of net assets (liquidation basis) of New York REIT, Inc. and subsidiaries (the Company) as of December 31, 2017, the related consolidated statement of changes in net assets (liquidation basis) for the year then ended, the consolidated balance sheet (going concern basis) as of December 31, 2016 and the related consolidated statements of operations and comprehensive loss (going concern basis), changes in equity (going concern basis), and cash flows (going concern basis) for each of the years in the two-year period ended December 31, 2016, and the related notes and financial statement schedule III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the net assets in liquidation of the Company as of December 31, 2017, the changes in its net assets in liquidation for the year then ended, its financial position as of December 31, 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles applied on the bases described below.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 1, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Liquidation Basis of Accounting

As discussed in note 1 to the consolidated financial statements, on January 3, 2017, the stockholders of the Company approved a plan of liquidation and the management of the Company concluded liquidation was imminent as defined in Accounting Standards Codification Subtopic 205-30, Liquidation Basis of Accounting. As a result, the Company has changed its basis of accounting for periods subsequent to December 31, 2016 from the going concern basis to a liquidation basis.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2015.

/s/ KPMG LLP

New York, New York

March 1, 2018

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

New York REIT, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited New York REIT, Inc.’s (the Company) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statement of net assets (liquidation basis) of the Company as of December 31, 2017, the related consolidated statement of changes in net assets (liquidation basis) for the year then ended, the consolidated balance sheet (going concern basis) as of December 31, 2016, the related consolidated statements of operations and comprehensive loss (going concern basis), changes in equity (going concern basis), and cash flows (going concern basis) for each of the years in the two-year period ended December 31, 2016 and the related notes and financial statement schedule III (collectively, the consolidated financial statements), and our report dated March 1, 2018 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ KPMG LLP

New York, New York

March 1, 2018

NEW YORK REIT, INC.

CONSOLIDATED STATEMENT OF NET ASSETS (LIQUIDATION BASIS)

AS OF DECEMBER 31, 2017

(in thousands)

December 31, 2017
Assets
Investments in real estate (see Note 3 – Liquidation Basis of Accounting)	$488,616
Investment in unconsolidated joint venture	257,634
Cash and cash equivalents	241,019
Restricted cash held in escrow	99,768
Accounts receivable	3,696

Total Assets	$1,090,733

Liabilities
Mortgage notes payable	$215,494
Liability for estimated costs in excess of estimated receipts during liquidation	27,228
Accounts payable, accrued expenses and other liabilities	14,881
Related party fees payable	17

Total Liabilities	257,620

Commitments and Contingencies

Net assets in liquidation	$833,113

The accompanying notes are an integral part of these consolidated financial statements.

NEW YORK REIT, INC.

CONSOLIDATED BALANCE SHEET

(GOING CONCERN BASIS)

DECEMBER 31, 2016

(in thousands, except for share and per share data)

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

NEW YORK REIT, INC.

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS

(LIQUIDATION BASIS)

FOR THE YEAR ENDED DECEMBER 31, 2017

(in thousands)

December 31, 2017
Net assets in liquidation, beginning of period	$1,552,926
Changes in net assets in liquidation:
Changes in liquidation value of investments in real estate	(143,025)
Changes in liquidation value of investment in unconsolidated joint venture	16,051
Remeasurement of assets and liabilities	(78,005)
Remeasurement of non-controlling interest	707

Net decrease in liquidation value	(204,272)
Liquidating distributions to common stockholders	(515,541)

Changes in net assets in liquidation	(719,813)

Net assets in liquidation, end of period	$833,113

The accompanying notes are an integral part of these consolidated financial statements.

NEW YORK REIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(GOING CONCERN BASIS)

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

(in thousands, except share and per share data)

	December 31, 2016	December 31, 2015
Revenues:
Rental income	$119,666	$129,118
Hotel revenue	26,542	26,125
Operating expense reimbursement and other revenue	14,066	19,278

Total revenue	160,274	174,521

Operating expenses:
Property operating	43,561	43,752
Hotel operating	26,753	25,366
Operating fees incurred from the Advisor	13,345	12,465
Transaction related	19,708	3,771
Impairment loss on real estate investment	27,911	—
General and administrative	12,799	27,345
Depreciation and amortization	68,952	82,716

Total operating expenses	213,029	195,415

Operating loss	(52,755)	(20,894)
Other income (expenses):
Interest expense	(40,193)	(29,362)
Income from unconsolidated joint venture	2,724	1,939
Income from preferred equity investment	26	1,103
Gain on sale of real estate investments, net	6,630	7,523
Loss on derivative instruments	(331)	(578)

Total other expenses	(31,144)	(19,375)

Net loss	(83,899)	(40,269)
Net loss attributable to non-controlling interests	1,373	1,188

Net loss attributable to stockholders	$(82,526)	$(39,081)

Other comprehensive income (loss):
Unrealized gain (loss) on derivatives	$524	$(177)
Unrealized gain (loss) on investment securities	—	(244)

Total other comprehensive income (loss)	524	(421)

Comprehensive loss attributable to stockholders	$(82,002)	$(39,502)

Basic and diluted weighted average common shares outstanding	164,949,461	162,165,580

Basic and diluted net loss per share attributable to stockholders	$(0.50)	$(0.24)

Dividends declared per common share	$0.38	$0.46

The accompanying notes are an integral part of these consolidated financial statements.

NEW YORK REIT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(GOING CONCERN BASIS)

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

(in thousands, except share data)

	Common Stock			Accumulated Other Comprehensive Loss
	Number of Shares	Par Value	Additional Paid-In Capital		Accumulated Deficit	Total Stockholders’ Equity	Non- controlling Interests	Total Equity
Balance, December 31, 2014	162,181,939	$1,622	$1,401,619	$(816)	$(255,478)	$1,146,947	$48,730	$1,195,677
OP units converted to common stock	92,751	1	973	—	—	974	(974)	—
Equity-based compensation	255,121	3	1,032			1,035	14,145	15,180
Dividends declared on common stock and distributions to non-controlling interest holders	—	—	—	—	(74,714)	(74,714)	(3,184)	(77,898)
Net loss	—	—	—	—	(39,081)	(39,081)	(1,188)	(40,269)
Other comprehensive loss	—	—	—	(421)	—	(421)	—	(421)

Balance, December 31, 2015	162,529,811	1,626	1,403,624	(1,237)	(369,273)	1,034,740	57,529	1,092,269
OP units converted to common stock	3,336,430	33	31,166	—	—	31,199	(31,199)	—
LTIP units converted into common stock	1,172,738	12	9,701			9,713	(9,713)	—
Equity-based compensation and redemption of vested shares	27,385	—	601	—	—	601	(2,623)	(2,022)
Dividends declared on common stock and distributions to non-controlling interest holders	—	—	—	—	(63,274)	(63,274)	(1,929)	(65,203)
Net loss	—	—	—	—	(82,526)	(82,526)	(1,373)	(83,899)
Other comprehensive loss	—	—	—	524	—	524	—	524

Balance, December 31, 2016	167,066,364	$1,671	$1,445,092	$(713)	$(515,073)	$930,977	$10,692	$941,669

The accompanying notes are an integral part of these consolidated financial statements.

NEW YORK REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(GOING CONCERN BASIS)

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

(in thousands)

	December 31, 2016	December 31, 2015
Cash flows from operating activities:
Net loss	$(83,899)	$(40,269)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	68,952	82,716
Amortization of deferred financing costs	8,088	7,036
Accretion of below- and amortization of above-market lease liabilities and assets, net	(6,468)	(8,366)
Loss on derivative instruments	331	75
Gain on sale of real estate investment, net	(6,630)	(7,523)
Impairment loss on real estate	27,911	—
Gain on sale of investment securities	—	(109)
Bad debt expense	405	870
Equity-based compensation	(1,825)	15,245
Income from unconsolidated joint venture	(2,724)	(1,939)
Changes in assets and liabilities:
Tenant and other receivables	(595)	952
Unbilled rent receivables	(9,929)	(13,683)
Prepaid expenses, other assets and deferred costs	(3,997)	349
Accrued unbilled ground rent	2,743	3,179
Accounts payable and accrued expenses	3,338	(102)
Deferred revenue	931	(706)

Net cash used in operating activities	(3,368)	37,725

Cash flows from investing activities:
Proceeds from sale of real estate investments and redemption of preferred equity investment	35,429	70,854
Acquisition funds released from escrow	—	4,748
Capital expenditures	(22,284)	(30,289)
Purchase of investment securities	—	(78)
Proceeds from sale of investment securities	—	4,602
Distributions from unconsolidated joint venture	27,509	12,070

Net cash provided by investing activities	40,654	61,907

Cash flows from financing activities:
Proceeds from mortgage notes payable	500,000	305,000
Payments on mortgage notes payable	(19,175)	(88,806)
Payments on credit facility	(485,000)	(150,000)
Payments for derivative instruments	(733)	(488)
Payment of financing costs	(18,992)	(10,771)
Dividends paid	(63,289)	(74,707)
Distributions to non-controlling interest holders	(1,929)	(3,184)
Redemption of restricted shares	(197)	(65)
Restricted cash	(1,039)	(519)

Net cash used in financing activities	(90,354)	(23,540)

Net decrease in cash and cash equivalents	(53,068)	76,092
Cash and cash equivalents, beginning of period	98,604	22,512

Cash and cash equivalents, end of period	$45,536	$98,604

Supplemental disclosures:
Cash paid for interest	$28,153	$21,660

Non-cash investing and financing activities:
Accrued capital expenditures	$105	$498

Reclassification of real estate and other assets held for sale	$—	$29,268

Reclassification of liabilities related to real estate and other assets held for sale	$—	$321

Dividends payable	$12	$27

Receivable for mortgage proceeds	$260,000	$—

Redemption of OP units for common stock	$31,199	$974

Conversion of LTIP units to common stock	$9,713	$—

The accompanying notes are an integral part of these consolidated financial statements.

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017, 2016 AND 2015

Note 1 – Organization

New York REIT, Inc. (the “Company”) was incorporated on October 6, 2009 as a Maryland corporation that qualified as a real estate investment trust for U.S. federal income tax purposes (“REIT”) beginning with its taxable year ended December 31, 2010. On April 15, 2014, the Company listed its common stock on the New York Stock Exchange (“NYSE”) under the symbol “NYRT” (the “Listing”).

The Company purchased its first property and commenced active operations in June 2010. As of December 31, 2017, the Company owned 14 properties, aggregating 1.7 million rentable square feet, with an average occupancy of 97.6%. The Company’s portfolio at December 31, 2017 primarily consisted of office and retail properties, representing 76% and 10%, respectively, of rentable square feet as of December 31, 2017. The Company also owns a hotel and one stand alone parking garage. Properties other than office and retail spaces represent 14% of rentable square feet.

Substantially all of the Company’s business is conducted through its operating partnership, New York Recovery Operating Partnership, L.P., a Delaware limited partnership (the “OP”). The Company’s only significant asset is the general partnership interests it owns in the OP and assets held by the Company for the use and benefit of the OP.

On August 22, 2016, the Company’s Board of Directors (the “Board”) approved a plan of liquidation to sell in an orderly manner all or substantially all of the assets of the Company and its OP and to liquidate and dissolve the Company and the OP (the “Liquidation Plan”), subject to stockholder approval. The Liquidation Plan was approved at a special meeting of stockholders on January 3, 2017. Pursuant to the Liquidation Plan, the Company expects to sell or transfer all of its assets, pay or provide for its liabilities and expenses, distribute the remaining proceeds of the liquidation of its assets to its stockholders, wind up its business and dissolve.

The Company has no employees. Prior to March 8, 2017, the Company retained (i) New York Recovery Advisors, LLC (the “Former Advisor”) to manage its affairs on a day-to-day basis and (ii) New York Recovery Properties, LLC (the “ARG Property Manager”) to serve as the Company’s property manager, except for certain properties where services were performed by a third party. The Former Advisor and ARG Property Manager are under common control with AR Global Investments, LLC (the successor business to AR Capital, LLC, “AR Global”), (the “Sponsor”).

On March 8, 2017, the Company transferred all advisory duties from the Former Advisor to Winthrop REIT Advisors, LLC (the “Winthrop Advisor”) and property management services with respect to properties managed by ARG Property Manager were transferred to Winthrop Management, L.P. (the “Winthrop Property Manager”).

Note 2 – Liquidation Plan

The Liquidation Plan, as amended by the Board of Directors in accordance with the terms of the Liquidation Plan, provides for an orderly sale of the Company’s assets, payment of the Company’s liabilities and other obligations and the winding down of operations and final dissolution of the Company. The Company is not permitted to make any new investments except to exercise its option (the “WWP Option”) to purchase additional equity interests in its WWP Holdings, LLC venture (“Worldwide Plaza”), and enter into the transaction relating to Worldwide Plaza pursuant to the Membership Interest Purchase Agreement with a purchaser, a joint venture between an affiliate of SL Green Realty Corp. and a private equity fund sponsored by RXR Realty LLC or to make protective acquisitions or advances with respect to its existing assets (see Note 7). The Company is

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017, 2016 AND 2015

permitted to satisfy any existing contractual obligations and fund required tenant improvements and capital expenditures at its real estate properties, including real estate properties owned by joint ventures in which the Company owns an interest.

The Liquidation Plan enables the Company to sell any and all of its assets without further approval of the stockholders and provides that liquidating distributions be made to the stockholders as determined by the Board. Pursuant to applicable REIT rules, the Company must complete the disposition of its assets by January 3, 2019, two years after the date the Liquidation Plan was approved by the stockholders, in order to deduct liquidating distributions as dividends. To the extent that all of the Company’s assets are not sold by such date, the Company intends to satisfy the requirement by converting the Company to a limited liability company, which will require stockholder approval, or by transferring the remaining assets and liabilities to a liquidating trust.

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

The Company expects to continue to qualify as a REIT throughout the liquidation until such time as the Company is converted into a limited liability company or any remaining assets are transferred into a liquidating entity. The Board shall use commercially reasonable efforts to continue to cause the Company to maintain its REIT status, provided however, the Board may elect to terminate the Company’s status as a REIT if it determines that such termination would be in the best interest of the stockholders.

The Board may terminate the Liquidation Plan without stockholder approval only (i) if the Board approves the Company to enter into an agreement involving the sale or other disposition of all or substantially all of the assets or common stock by merger, consolidation, share exchange, business combination, sale or other transaction involving the Company or (ii) if the Board determines, in exercise of its duties under Maryland law, after consultation with the Winthrop Advisor, if applicable, or other third party experts familiar with the market for Manhattan office properties, that an adverse change in the market for Manhattan office properties has occurred and reasonably would expect it to adversely affect continuing with the Liquidation Plan. Notwithstanding approval of the Liquidation Plan by the stockholders, the Board may amend the Liquidation Plan without further action by the stockholders to the extent permitted under the current law.

Note 3 – Summary of Significant Accounting Policies

Basis of Presentation

Pre Plan of Liquidation

The accompanying consolidated financial statements of the Company were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All intercompany accounts and transactions have been eliminated in consolidation.

Post Plan of Liquidation

Liquidation Basis of Accounting

As a result of the approval of the Liquidation Plan by the stockholders, the Company adopted the liquidation basis of accounting as of January 1, 2017 and for the periods subsequent to December 31, 2016 in accordance

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017, 2016 AND 2015

with GAAP. Accordingly, on January 1, 2017, the carrying value of the Company’s assets were adjusted to their liquidation value, which represents the estimated amount of cash that the Company will collect on disposal of assets as it carries out its liquidation activities under the Liquidation Plan. The current estimate of net assets in liquidation has been calculated based on undiscounted cash flow projections that all the properties will be sold by June 30, 2018 except for the remaining interest in Worldwide Plaza. The Company projects that the remaining interest in Worldwide Plaza will be sold approximately during the fourth quarter of 2021. The actual timing of sales has not yet been determined and is subject to future events and uncertainties. These estimates are subject to change based on the actual timing of future asset sales.

The liquidation value of the Company’s investments in real estate is based on expected sales proceeds presented on an undiscounted basis. Estimated costs to dispose of assets have been presented separately from the related assets. Liabilities are carried at their contractual amounts due as adjusted for the timing and other assumptions related to the liquidation process.

The Company accrues costs and revenues that it expects to incur and earn as it carries out its liquidation activities through the end of the projected liquidation period to the extent it has a reasonable basis for estimation. Estimated costs expected to be incurred through the end of the liquidation period include budgeted property expenses and corporate overhead, costs to dispose of the properties, mortgage interest expense, costs associated with satisfying known and contingent liabilities and other costs associated with the winding down and dissolution of the Company. Revenues are based on in-place leases plus management’s estimates of revenue upon re-lease based on current market assumptions. These amounts are classified as a liability for estimated costs in excess of estimated receipts during liquidation on the Consolidated Statement of Net Assets. Actual costs and revenues may differ from amounts reflected in the consolidated financial statements due to the inherent uncertainty in estimating future events. These differences may be material. See Note 4 for further discussion. Actual costs incurred but unpaid as of December 31, 2017 are included in accounts payable, accrued expenses and other liabilities on the Consolidated Statement of Net Assets.

As a result of the change to the liquidation basis of accounting, the Company no longer presents a Consolidated Balance Sheet, a Consolidated Statement of Operations and Comprehensive Income (Loss), a Consolidated Statement of Changes in Equity or a Consolidated Statement of Cash Flows. These statements are only presented for prior year periods.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and consolidated joint venture arrangements in which the Company has controlling financial interests, either through voting or similar rights or by means other than voting rights if the Company is the primary beneficiary of a variable interest entity (“VIE”). The portions of any consolidated joint venture arrangements not owned by the Company would be presented as noncontrolling interests. There were no consolidated joint venture arrangements at December 31, 2017 or 2016. All inter- company accounts and transactions have been eliminated in consolidation.

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

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017, 2016 AND 2015

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

Use of Estimates

Certain of the Company’s accounting estimates are particularly important for an understanding of the Company’s financial position and results of operations and require the application of significant judgment by management. As a result, these estimates are subject to a degree of uncertainty. Under liquidation accounting, the Company is required to estimate all costs and revenue it expects to incur and earn through the end of liquidation including the estimated amount of cash it expects to collect on the disposal of its assets and the estimated costs to dispose of its assets. All of the estimates and evaluations are susceptible to change and actual results could differ materially from the estimates and evaluations. Prior to the adoption of the Liquidation Plan, under going concern accounting, management made significant estimates regarding revenue recognition, purchase price allocations to record investments in real estate, impairment loss, fair value of investments in real estate, derivative financial instruments and hedging activities, equity-based compensation expenses related to the 2014 Advisor Multi-Year Outperformance Agreement (as amended to date, the “OPP”) and fair value measurements, as applicable.

Investments in Real Estate

Prior to the adoption of the Liquidation Plan, the Company evaluated the inputs, processes and outputs of each asset acquired to determine if the transaction was a business combination or an asset acquisition. If an acquisition qualified as a business combination, the related transaction costs were recorded as an expense in the consolidated statements of operations and comprehensive loss. If an acquisition qualified as an asset acquisition, the related transaction costs were generally capitalized and subsequently amortized over the useful life of the acquired assets.

In business combinations, the Company allocated the purchase price of acquired properties to tangible and identifiable intangible assets or liabilities and non-controlling interests based on their respective estimated fair values. Tangible assets may have included land, land improvements, buildings, fixtures and tenant improvements. Intangible assets or liabilities may have included the value of in-place leases, above- and below-market leases and other identifiable intangible assets or liabilities based on lease or property specific characteristics.

The fair value of the tangible assets of an acquired property with an in-place operating lease was determined by valuing the property as if it were vacant, and the “as-if-vacant” value was then allocated to the tangible assets based on the fair value of the tangible assets. The fair value of in-place leases was determined by considering

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017, 2016 AND 2015

estimates of carrying costs during the expected lease-up periods, current market conditions, as well as costs to execute similar leases. The fair value of above- or below-market leases and ground leases was recorded based on the present value of the difference between the contractual amount to be paid pursuant to the in-place lease and the Company’s estimate of the comparable fair market lease rate, measured over the remaining term of the lease, including any below market fixed rate renewal options for below-market leases. The fair value of other intangible assets, such as real estate tax abatements, were recorded based on the present value of the expected benefit and amortized over the expected useful life.

Fair values of assumed mortgages, if applicable, were recorded as debt premiums or discounts based on the present value of the estimated cash flows, which was calculated to account for either above- or below-market interest rates.

Non-controlling interests in property owning entities were recorded based on its fair value at the date of acquisition, as determined by the terms of the applicable agreement.

The Company utilized a number of sources in making its estimates of fair values for purposes of allocating purchase price, including real estate valuations prepared by independent valuation firms. The Company also considered information and other factors including: market conditions, the industry in which the tenant operates, characteristics of the real estate such as location, size, demographics, value and comparative rental rates, tenant credit profile and the importance of the location of the real estate to the operations of the tenant’s business.

Disposals of real estate investments that represented a strategic shift in operations that had a major effect on the Company’s operations and financial results were presented as discontinued operations in the consolidated statements of operations and comprehensive loss for all periods presented; otherwise, the Company continued to report the results of these properties operations within continuing operations. Properties that were intended to be sold were designated as “held for sale” on the consolidated balance sheets at the lesser of carrying amount or fair value less estimated selling costs when they met specific criteria to be presented as held for sale. Properties were no longer depreciated when they were classified as held for sale. The Company did not have any properties held for sale as of December 31, 2016.

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

Depreciation and Amortization

Prior to the adoption of the Liquidation Plan, depreciation and amortization was computed using the straight-line method over the estimated useful lives of up to 40 years for buildings, 15 years for land

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017, 2016 AND 2015

improvements, five to seven years for fixtures and improvements and the shorter of the useful life or the remaining lease term for tenant improvements and leasehold interests. Under liquidation accounting, investments in real estate are no longer depreciated.

Acquired above-market leases were amortized as a reduction of rental income over the remaining terms of the respective leases. Acquired below-market leases were amortized as an increase to rental income over the remaining terms of the respective leases and expected below-market renewal option periods.

Acquired above-market ground leases were amortized as a reduction of property operating expense over the remaining term of the respective leases. Acquired below-market ground lease values were amortized as an increase to property operating expense over the remaining terms of the respective leases and expected below-market renewal option period.

The value of in-place leases, exclusive of the value of above- and below-market in-place leases, was amortized to depreciation and amortization expense over the remaining terms of the respective leases.

Assumed mortgage premiums or discounts, if applicable, were amortized as a reduction or increase to interest expense over the remaining term of the respective mortgages.

Under liquidation accounting, intangible assets and liabilities are included in the liquidation value of investments in real estate and are no longer amortized.

Impairment of Long Lived Assets

Prior to the adoption of the Liquidation Plan, when circumstances indicated the carrying value of a property may not be recoverable, the Company reviewed the asset for impairment. This review was based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property’s use and eventual disposition. These estimates considered factors such as expected future operating income, market and other applicable trends and residual value, as well as the effects of leasing demand, competition and other factors. If such estimated cash flows were less than the carrying value of a property, an impairment loss was recorded to the extent that the carrying value exceeded the estimated fair value of the property for properties to be held and used.

Generally, the Company determined estimated fair value for properties held for sale based on the agreed-upon selling price of an asset. These assessments resulted in the immediate recognition of an impairment loss, resulting in a reduction (addition) of net income (loss). The Company recognized impairment charges of $27.9 million and $0.9 million during the years ended December 31, 2016 and 2015, respectively.

Cash and Cash Equivalents

Cash and cash equivalents include cash in bank accounts as well as investments in highly-liquid money market funds with original maturities of three months or less. As of December 31, 2017, $211.8 million was held in money market funds with the Company’s financial institutions. The Company had no funds held in money market funds as of December 31, 2016.

The Company deposits cash with high-quality financial institutions. These deposits are guaranteed by the Federal Deposit Insurance Company (the “FDIC”) up to an insurance limit. The Company’s cash balances fluctuate throughout the year and may exceed insured limits from time to time. Although the Company bears risk to amounts in excess of those insured by the FDIC, it does not anticipate any losses as a result.

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017, 2016 AND 2015

Restricted Cash

Restricted cash primarily consists of the $90.7 million capital improvement reserve for Worldwide Plaza, with the balance representing maintenance, real estate tax, structural and debt service reserves.

Investment in Unconsolidated Joint Venture

The Company accounts for its investment in unconsolidated joint venture under the equity method of accounting because the Company exercises significant influence over, but does not control the entity and is not considered to be the primary beneficiary. Prior to the adoption of the Liquidation Plan, this investment was recorded initially at cost and subsequently adjusted for equity in net income (loss) and cash contributions and distributions. Any difference between the carrying amount of this investment and the underlying equity in net assets was depreciated and amortized over the estimated useful lives of the assets and liabilities with a corresponding adjustment to the equity income (loss) from unconsolidated joint venture on the accompanying consolidated statements of operations and comprehensive loss. Equity income (loss) from unconsolidated joint venture was allocated based on the Company’s ownership or economic interest in the joint venture. Prior to the adoption of the Liquidation Plan, losses in the value of a joint venture investment that were determined to be other than temporary, were recognized in the period in which the losses occurred.

Subsequent to the adoption of the Liquidation Plan, the investment in unconsolidated joint venture is recorded at its net realizable value. The Company evaluates the net realizable value of its unconsolidated joint venture at each reporting period. Any changes in net realizable value will be reflected as a change in the Company’s net assets in liquidation. The liquidation value of the Company’s remaining investment in Worldwide Plaza as of December 31, 2017 is based on the value of the property as a result of the Company’s recent sale of its 48.7% interest in Worldwide Plaza (see Note 7).

Impairment of Equity Method Investments

Prior to the adoption of the Liquidation Plan, the Company monitored the value of its equity method investments for indicators of impairment. An impairment charge was recognized when the Company determined that a decline in the fair value of the investment below its carrying value was other-than-temporary. The assessment of impairment was subjective and involved the application of significant assumptions and judgments about the Company’s intent and ability to recover its investment given the nature and operations of the underlying investment. The Company was not required to recognize any impairment charges related to equity method investments during the years ended December 31, 2016 or 2015.

Subsequent to the adoption of liquidation accounting, equity investments are recorded at their net realizable value. The Company evaluates the net realizable value of its equity investments at each reporting period. Any changes in net realizable value will be reflected as a change to the Company’s net assets in liquidation.

Deferred Costs, Net

Prior to the adoption of the Liquidation Plan, deferred costs, net, consisted of deferred financing costs related to a credit facility and leasing costs. Deferred financing costs, net, is related to costs incurred in obtaining mortgage notes payable and were presented as an offset against the carrying amount of the related mortgage notes payable. Deferred financing costs represent commitment fees, legal fees, and other costs associated with obtaining commitments for financing. These costs were amortized to interest expense over the terms of the

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017, 2016 AND 2015

respective financing agreements using the effective interest method. Unamortized deferred financing costs were expensed when the associated debt was refinanced or repaid before maturity. Costs incurred in seeking financial transactions that did not close were expensed in the period in which it was determined that the financing would not close. As deferred financing costs will not be converted to cash or other consideration, these have been valued at $0 as of January 1, 2017.

Prior to the adoption of the Liquidation Plan, deferred leasing costs, consisting primarily of lease commissions and professional fees incurred, were deferred and amortized to depreciation and amortization expense over the term of the related lease. Under liquidation accounting, any residual value attributable to lease intangibles is included in the net realizable value of the corresponding investment in real estate. As such, lease intangibles are no longer separately stated on the Consolidated Statement of Net Assets.

Derivative Instruments

The Company periodically uses derivative financial instruments to hedge the interest rate risk associated with a portion of its borrowings. The principal objective of such agreements is to minimize the risks and costs associated with the Company’s operating and financial structure as well as to hedge specific anticipated transactions.

Prior to the adoption of the Liquidation Plan, the Company recorded all derivatives on the consolidated balance sheet at fair value. The accounting for changes in the fair value of derivatives depended on the intended use of the derivative, whether the Company elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, were considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, were considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that is attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge.

The Company may enter into derivative contracts that are intended to economically hedge certain of its risk, even though hedge accounting does not apply or if the Company does not elect to apply hedge accounting. If the Company designated a qualifying derivative as a hedge, changes in the value of the derivative were reflected in accumulated other comprehensive income (loss) on the accompanying consolidated balance sheet. If a derivative did not qualify as a hedge, or if the Company did not elect to apply hedge accounting, changes in the value of the derivative were reflected in other income (loss) on the accompanying consolidated statements of operations and comprehensive loss.

As these instruments will not be converted into cash or other consideration, derivative financial instruments have been valued at $0 as of January 1, 2017 in accordance with liquidation accounting. As of December 31, 2017, the Company is not party to any derivative financial instruments.

Revenue Recognition

Prior to the adoption of the Liquidation Plan, the Company’s revenues, which were derived primarily from rental income, included rents that each tenant pays in accordance with the terms of each lease reported on a

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017, 2016 AND 2015

straight-line basis over the initial term of the lease. Because many of the Company’s leases provide for rental increases at specified intervals under going concern accounting, GAAP requires that the Company record a receivable, and include in revenues on a straight-line basis, unbilled rent receivables that it will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. The Company deferred the revenue related to lease payments received from tenants in advance of their due dates. When the Company acquired a property, the acquisition date was considered to be the commencement date for purposes of this calculation.

Rental revenue recognition commenced when the tenant took possession of or controlled the physical use of the leased space. For the tenant to take possession, the leased space must be substantially ready for its intended use. To determine whether the leased space was substantially ready for its intended use, the Company evaluated whether the Company owned or if the tenant owned the tenant improvements. When the Company was the owner of tenant improvements, rental revenue recognition began when the tenant took possession of the finished space, which was on the date on which such improvements were substantially complete. When the tenant was the owner of tenant improvements, rental revenue recognition began when the tenant took possession of or control of the space.

When the Company concluded that it was the owner of tenant improvements, the Company capitalized the cost to construct the tenant improvements, including costs paid for or reimbursed by the tenants. When the Company concluded that the tenant was the owner of tenant improvements for accounting purposes, the Company recorded its contribution towards those improvements as a lease incentive, which was included in deferred leasing costs, net on the consolidated balance sheet and amortized as a reduction to rental income on a straight-line basis over the term of the lease.

The Company continually reviewed receivables related to rent and unbilled rent receivables and determined collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of a receivable was in doubt, the Company recorded an increase in its allowance for uncollectible accounts or recorded a direct write-off of the receivable in its consolidated statements of operations and comprehensive loss.

The Company owns certain properties with leases that include provisions for the tenant to pay contingent rental income based on a percent of the tenant’s sales upon the achievement of certain sales thresholds or other targets which may be monthly, quarterly or annual targets. As the lessor to the aforementioned leases, the Company deferred the recognition of contingent rental income until the specified target that triggered the contingent rental income was achieved, or until such sales upon which percentage rent is based are known. If contingent rental income was recognized pursuant to these provisions, contingent rental income was included in rental income on the consolidated statements of operations and comprehensive loss. The Company recognized contingent rental revenue of $0.8 million and $0.6 million during the years ended December 31, 2016 and 2015, respectively.

Cost recoveries from tenants were included in operating expense reimbursement in the period the related costs were incurred, as applicable.

The Company’s hotel revenues were recognized as earned and were derived from room rentals and other sources such as charges to guests for telephone service, movie and vending commissions, meeting and banquet room revenue and laundry services.

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017, 2016 AND 2015

Under liquidation accounting, the Company has accrued all revenue that it expects to earn through the end of liquidation to the extent it has a reasonable basis for estimation. Revenues are accrued based on contractual amounts due under the leases in place over the estimated holding period of each asset. To the extent that the estimated holding period for a particular asset is revised and exceeds management’s original planned liquidation period, the Company limited its estimate of future revenue as of the current reporting date to include only the period originally projected due to the inability to reliably estimate such future revenue beyond the originally projected liquidation period. These amounts are classified in liability for estimated costs in excess of estimated receipts during liquidation on the Consolidated Statement of Net Assets.

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

Share-Based Compensation

The Company has a stock-based incentive award plan for its directors, which, under going concern accounting, was accounted for under the guidance for employee share based payments. The cost of services received in exchange for a stock award was measured at the grant date fair value of the award and the expense for such awards was included in general and administrative expenses and was recognized over the service period or when the requirements for exercise of the award have been met.

During the year ended December 31, 2015, the Company granted restricted shares to employees of the Former Advisor, which, under going concern accounting, were accounted for under the guidance for non-employee share-based payments. The fair value of the awards granted to employees of the Advisor were remeasured quarterly, with the resulting amortization adjustments reflected in general and administrative expense in the consolidated statements of operations and comprehensive loss. During the years ended December 31, 2017 and 2016, the Company did not grant any restricted shares to employees of the Former Advisor.

Under liquidation accounting, compensation expense is no longer recorded as the vesting of the restricted shares does not result in cash outflows for the Company.

2014 Advisor Multi-Year Outperformance Agreement

On April 15, 2014 (the “Effective Date”), in connection with the Listing, the Company entered into the OPP with the OP and the Former Advisor, which, under going concern accounting, was accounted for under the guidance for non-employee share-based payments. On December 19, 2016, as part of the arrangements providing for the transition of advisory services from the Former Advisor to Winthrop Advisor, the Company, the Former Advisor, the OP and the ARG Property Manager entered into a letter agreement (the “OPP Side Letter”) which amended the terms of the OPP and accelerated vesting for certain portions of the award thereunder. Due to the OPP Side Letter, the Company accelerated the recording of equity-based compensation expense associated with the awards over the new requisite service period. Prior to the adoption of the Liquidation Plan, equity-based

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017, 2016 AND 2015

compensation expense was adjusted each reporting period for changes in the estimated market-related performance. See Note 16 – Share-Based Compensation.

Income Taxes

The Company elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing with its taxable year ended December 31, 2010. If the Company continues to qualify for taxation as a REIT, it generally will not be subject to federal corporate income tax to the extent it distributes annually all of its REIT taxable income to its stockholders, determined without regard for the deduction for dividends paid and excluding net capital gains. REITs are subject to a number of organizational and operational requirements, including a requirement that the Company distribute annually at least 90% of the Company’s REIT taxable income to the Company’s stockholders. If the Company fails to continue to qualify as a REIT in any taxable year and does not qualify for certain statutory relief provisions, the Company will be subject to U.S. federal and state income taxes at regular corporate rates (including any applicable alternative minimum tax) beginning with the year in which it fails to qualify and may be precluded from being able to elect to be treated as a REIT for the Company’s four subsequent taxable years. The Company distributed to its stockholders 100% of its REIT taxable income for each of the years ended December 31, 2017, 2016 and 2015. Accordingly, no provision for federal or state income taxes related to such REIT taxable income was recorded on the Company’s financial statements. Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income.

During the year ended December 31, 2013, the Company purchased a hotel, which is owned by a subsidiary of the OP and leased to a taxable REIT subsidiary (“TRS”), that is owned by the OP. A TRS is subject to federal, state and local income taxes. The TRS is a tax paying component for purposes of classifying deferred tax assets and liabilities. The Company records net deferred tax assets to the extent the Company believes these assets will more likely than not be realized. In making such determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. In the event the Company determines that it would not be able to realize the deferred income tax assets in the future in excess of the net recorded amount, the Company establishes a valuation allowance which offsets the previously recognized income tax benefit. Deferred income taxes result from temporary differences between the carrying amounts of assets and liabilities of the TRS for financial reporting purposes and the amounts used for income tax purposes. The TRS had deferred tax assets and a corresponding valuation allowance of $5.1 million and $3.1 million as of December 31, 2016 and 2015, respectively. The TRS had federal and state net operating loss carry forwards as of December 31, 2016 of $10.8 million, which will expire through 2036. The Company estimated income tax relating to its TRS using a combined federal and state rate of approximately 45% for the year ended December 31, 2017. The Company has concluded that it is more likely than not that the net operating loss carry forwards will not be utilized during the carry forward period and as such the Company has established a valuation allowance against these deferred tax assets. The Company had immaterial current and deferred federal and state income tax expense for the years ended December 31, 2017, 2016 and 2015.

As of December 31, 2017, the Company had no material uncertain income tax positions. The tax years subsequent to and including the year ended December 31, 2014 remain open to examination by the major taxing jurisdictions to which the Company is subject.

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017, 2016 AND 2015

Per Share Data

Prior to the adoption of the Liquidation Plan, the Company calculated basic loss per share of common stock by dividing net loss for the period by the weighted-average shares of its common stock outstanding for the respective period. Diluted loss per share took into account the effect of dilutive instruments such as unvested restricted stock, limited partnership interests of the OP entitled “OP units” (“OP units”) or limited partnership units of the OP entitled “LTIP units” (“LTIP units”) (assuming such units were not antidilutive), based on the average share price for the period in determining the number of incremental shares that were added to the weighted-average number of shares outstanding. See Note 20 – Earnings.

Reportable Segments

The Company has determined that it has one reportable segment, with activities related to investing in real estate. The Company’s investments in real estate generate rental revenue and other income through the leasing and management of properties. Management evaluates the operating performance of the Company’s investments in real estate at the individual property level.

Recently Issued Accounting Pronouncements

There are no recently issued accounting pronouncements that are applicable under liquidation basis accounting.

Recently Adopted Accounting Pronouncements

None.

Note 4 – Liability for Estimated Costs in Excess of Estimated Receipts During Liquidation

The liquidation basis of accounting requires the Company to estimate net cash flows from operations and to accrue all costs associated with implementing and completing the plan of liquidation. The Company currently estimates that it will have costs in excess of estimated receipts during the liquidation. These amounts can vary significantly due to, among other things, the timing and estimates for executing and renewing leases, estimates of tenant improvement costs, the timing of property sales, direct costs incurred to complete the sales, the timing and amounts associated with discharging known and contingent liabilities and the costs associated with the winding down of operations. These costs are estimated and are anticipated to be paid out over the liquidation period.

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

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017, 2016 AND 2015

The change in the liability for estimated costs in excess of estimated receipts during liquidation as of December 31, 2017 is as follows (in thousands):

	January 1, 2017	Net Change in Working Capital (1)	Remeasurement of Assets and Liabilities	Consolidation (2)	Deconsolidation (3)	December 31, 2017
Assets:
Estimated net inflows from investments in real estate	$58,303	$18,315	$(72,190)	$(1,572)	$1,064	$3,920
Liabilities:
Sales costs	(69,524)	46,752	4,052	(57,334)	57,495	(18,559)
Corporate expenditures	(67,360)	64,638	(9,867)	—	—	(12,589)

	(136,884)	111,390	(5,815)	(57,334)	57,495	(31,148)

Total liability for estimated costs in excess of estimated receipts during liquidation	$(78,581)	$129,705	$(78,005)	$(58,906)	$58,559	$(27,228)

(1)	Represents changes in cash, restricted cash, accounts receivable, accounts payable and accrued expenses as a result of the Company’s operating activities for the year ended December 31, 2017.
(2)	Represents adjustments necessary to reflect the consolidation of Worldwide Plaza following the Company’s acquisition of an additional 49.9% equity interest on June 1, 2017. (See Note 7).
(3)	Represents adjustments necessary to reflect the deconsolidation of Worldwide Plaza following the Company’s sale of 48.7% of its equity interest on October 18, 2017. (See Note 7).

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

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017, 2016 AND 2015

A summary of the change in net asset value for the year ended December 31, 2017 is as follows:

Liquidating distribution to common stockholders	$(515,541)
Difference between estimated liquidation value and actual sales price	(109,538)
Revised estimated liquidation value	(34,715)
Revised estimated costs, including defeasance costs	(52,217)
Adjustments for closing costs, debt costs and holding periods	(7,802)

Change in net asset value	$(719,813)

The net assets in liquidation at December 31, 2017, presented on an undiscounted basis include the Company’s proportionate share in Worldwide Plaza’s net assets which include a property value at $1.725 billion based on the Company’s recent sale of its 48.7% interest in Worldwide Plaza discussed in Note 7. Future increases in value, if any, from the agreed additional capital investment will be reflected in the statement of net assets when such capital investments are made and such increases in market value can be observed.

There were 167,928,770 shares of common stock outstanding at December 31, 2017. The net assets in liquidation as of December 31, 2017, if sold at their net asset value, would result in liquidating distributions of approximately $4.96 per common share. Of this amount, $2.00 per common share was distributed to stockholders on January 26, 2018 reducing the estimate of future liquidating distributions to $2.96 per common share. The net assets in liquidation as of December 31, 2017 of $833.1 million, if sold at their net asset value, plus the cumulative liquidating distribution to common stockholders of $515.5 million ($3.07 per common share) prior to December 31, 2017 would result in cumulative liquidating distributions to common stockholders of $8.03 per share. There is inherent uncertainty with these projections, and they could change materially based on the timing of the sales, the performance of the underlying assets and any changes in the underlying assumptions of the projected cash flows.

Note 6 – Real Estate Investments

2017 Activity

50 Varick – property sale – On August 7, 2017, the Company sold to an independent third party its 50 Varick Street office property in Manhattan, New York for a gross sales price of $135.0 million. The property was part of the collateral for the $760.0 million POL Loans (see Note 8). In connection with the sale, the Company paid down $78.1 million of debt as required under the POL Loans. After satisfaction of debt, pro-rations and closing costs, the Company received net proceeds of approximately $49.1 million. The estimated liquidation value of the property was $137.5 million at January 1, 2017 and was adjusted to $135.0 million at June 30, 2017 based on the contract sale price.

245-249 West 17th Street and 218 West 18th Street – property sale – On October 11, 2017, the Company sold to an independent third party the 245-249 West 17th Street (Twitter) and 218 West 18th Street (Red Bull) office properties in Manhattan, New York for a gross sales price of $514.1 million. The properties were part of the collateral for the $760.0 million POL Loans. In connection with the sale, the Company paid down $347.9 million of debt as required under the POL Loans. After satisfaction of debt, pro-rations and closing costs, the Company received aggregate net proceeds of approximately $146.2 million. The estimated liquidation values of the properties were $532.6 million at January 1, 2017. The estimated liquidation value of these properties were adjusted down to $514.1 million as of September 30, 2017 to reflect the contracts for sale.

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017, 2016 AND 2015

229 West 36th Street and 256 West 38th Street – property sale – On November 6, 2017, the Company sold to an independent third party the 229 West 36th Street and 256 West 38th Street office properties in Manhattan, New York for a gross sales price of $155.9 million. The 229 West 36th Street property was part of the collateral for the $760.0 million POL Loans. In connection with the sale, the Company paid down $66.1 million of debt as required under the POL Loans. The 256 West 38th Street property was encumbered by a $24.5 million mortgage loan which was satisfied in full upon the sale of the property. After pay down of debt under the POL Loans, satisfaction of the mortgage debt, pro-rations and closing costs, the Company received aggregate net proceeds of approximately $58.8 million. The estimated liquidation value of the properties were $152.4 million at January 1, 2017 and were adjusted to $155.9 million at September 30, 2017 based on the contract sale price.

1440 Broadway – property sale – On December 19, 2017, the Company sold to an independent third party the 1440 Broadway office property in Manhattan, New York for a gross sales price of $520.0 million. The 1440 Broadway property was encumbered by a $305.0 million mortgage loan which was satisfied in full upon the sale of the property. After satisfaction of debt, pro-rations and closing costs, the Company received net proceeds of approximately $192.9 million. The estimated liquidation value of the property was $582.8 million at January 1, 2017 and was adjusted to $520.0 million at September 30, 2017 based on the contract sale price.

333 West 34th Street – property sale – On November 9, 2017, the Company entered into a contract to sell to an independent third party the 333 West 34th Street office property in Manhattan, New York for a gross sales price of $255.0 million. The sale was completed on January 5, 2018. The property was part of the collateral for the $760.0 million POL Loans. In connection with the sale, the Company paid down $110.6 million as required under the POL Loans upon the sale of the property. After satisfaction of debt, pro-rations and closing costs, the Company received net proceeds of approximately $134.6 million. The estimated liquidation value of the property was $260.6 million at January 1, 2017 and was adjusted to $255.0 million at September 30, 2017 based on the contract sale price.

350 West 42nd Street – property sale – On December 7, 2017, the Company entered into a contract to sell to an independent third party the 350 West 42nd Street retail property in Manhattan, New York for a gross sales price of $25.1 million. The sale was completed on January 10, 2018. The property was part of the collateral for the $760.0 million POL Loans. After satisfaction of debt, pro-rations and closing costs, the Company received net proceeds of approximately $12.6 million. In connection with the sale, the Company paid down $11.3 million as required under the POL Loans upon the sale of the property. The estimated liquidation value of the property was $24.5 million at January 1, 2017 and was adjusted to $25.1 million at December 31, 2017 based on the contract sale price.

One Jackson Square – property sale – On November 9, 2017, the Company entered into a contract to sell to an independent third party the One Jackson Square retail property in Manhattan, New York for a gross sales price of $31.0 million. The sale was completed on February 6, 2018. The property was part of the collateral for the $760.0 million POL Loans. In connection with the sale, we paid down $13.0 million as required under the POL Loans upon the sale of the property. After satisfaction of debt, pro-rations and closing costs, the Company received net proceeds of approximately $16.5 million. The estimated liquidation value of the property was $28.9 million at January 1, 2017 and was adjusted to $31.0 million at December 31, 2017 based on the contract sale price.

306 East 61st Street – property sale – On December 11, 2017, the Company entered into a contract to sell to an independent third party the 306 East 61st Street office property in Manhattan, New York for a gross sales price of $47.0 million. The sale was completed on February 16, 2018. The property was encumbered by a $19.0 million

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017, 2016 AND 2015

mortgage loan payable which was satisfied in full at closing. After satisfaction of debt, pro-rations and closing costs, the Company received net proceeds of approximately $26.5 million. The estimated liquidation value of the property was $54.6 million at January 1, 2017 and was adjusted to $47.0 million at December 31, 2017 based on the contract sale price.

2091 Coney Island Avenue – property sale – On November 15, 2017 the Company entered into a contract to sell to an independent third party the 2091 Coney Island Avenue office property in Brooklyn, New York for a gross sales price of $3.8 million. The sale was completed on February 14, 2018. The property, together with the retail property located at 2067-2073 Coney Island Avenue make up 1100 Kings Highway. The property is part of the collateral for the $20.2 million mortgage note payable on 1100 Kings Highway. In connection with the sale, the Company was required to pay down the outstanding mortgage loan by $4.4 million. The estimated liquidation value of the property was $3.8 million at January 1, 2017 and December 31, 2017.

416 Washington Street – contract for sale – On January 22, 2018, the Company entered into a contract to sell to an independent third party the 416 Washington Street retail property in New York, New York for a gross sales price of $11.2 million. The property is part of the collateral for the $760.0 million POL Loans. In connection with the sale, the Company expects to pay down $5.5 million as required under the POL Loans upon the sale of the property. The estimated liquidation value of the property was $11.9 million at January 1, 2017 and was adjusted to $11.2 million at December 31, 2017 based on the contract sale price. If consummated, the sale of the property is expected to close in the first quarter of 2018.

2067 – 2073 Coney Island Avenue – contract for sale – On January 25, 2018, the Company entered into a contract to sell to an independent third party the 2067-2073 Coney Island Avenue retail property in Brooklyn, New York for a gross sales price of $30.5 million. The property is part of the collateral for the mortgage note payable on 1100 Kings Highway which has a current outstanding balance of $15.9 million. The estimated liquidation value of the property was $30.3 million at January 1, 2017 and was adjusted to $30.5 million at December 31, 2017 based on the contract sale price. If consummated, the sale of the property is expected to close in the second quarter 2018.

350 Bleecker Street and 367-387 Bleecker Street – contract for sale – On February 15, 2018, the Company entered into a combined contract to sell to an independent third party the 350 Bleecker Street and 367-387 Bleecker Street properties located in Manhattan, New York for a gross sale price of $31.5 million. The properties are part of the collateral for the $760.0 million POL Loans. In connection with the sale the Company expects to pay down the POL Loans by $21.1 million. The estimated liquidation value of the properties was $49.8 million at January 1, 2017 and was adjusted to $31.5 million at December 31, 2017 based on the contract for sale. If consummated, the sale of the properties is expected to close in the second quarter of 2018.

Worldwide Plaza Transactions – See Note 7 – Investment in Unconsolidated Joint Venture for information on Worldwide Plaza transactions during 2017.

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017, 2016 AND 2015

2016 Activity

During the year ended December 31, 2016, the Company sold its properties located at 163-30 Cross Bay Boulevard in Queens, New York (“Duane Reade”), 1623 Kings Highway in Brooklyn, New York (“1623 Kings Highway”) and 2061-2063 86th Street in Brooklyn, New York (“Foot Locker”). The following table summarizes the properties sold during the year ended December 31, 2016.

		Disposition Date	Contract Sales	Gain on Sale [1] [2]
Property	Borough		(in thousands)
Duane Reade [3]	Queens	February 2, 2016	$12,600	$126
1623 Kings Highway	Brooklyn	February 17, 2016	17,000	4,293
Foot Locker	Brooklyn	March 30, 2016	8,400	2,211

			$38,000	$6,630

(1)	Reflected within gain on sale of real estate investments, net in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2016.
(2)	During the year ended December 31, 2016, the Company repaid three mortgage notes payable totaling $18.9 million with the proceeds from the sales of Duane Reade, 1623 Kings Highway and Foot Locker.
(3)	Impairment charge of $0.9 million was recognized during the year ended December 31, 2015 in connection with the classification of Duane Reade as held for sale.

The sale of Duane Reade, 1623 Kings Highway and Foot Locker did not represent a strategic shift that had a major effect on the Company’s operations and financial results. Accordingly, the results of operations of Duane Reade, 1623 Kings Highway and Foot Locker have been classified within continuing operations for all periods presented until the respective dates of their sale.

Future Minimum Rent

The following table presents future minimum base cash rental payments due to the Company, excluding future minimum base cash rental payments related to the Company’s unconsolidated joint venture, subsequent to December 31, 2017. These amounts exclude contingent rental payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes among other items.

(In thousands)	Future Minimum Base Cash Rental Payments
2018	$27,965
2019	27,053
2020	27,243
2021	22,948
2022	20,768
Thereafter	72,933

Total	$198,910

Based on the Company’s anticipated holding period for each property, the Company has accrued approximately $63.4 million of contractual base cash rental payments, excluding reimbursements.

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017, 2016 AND 2015

The following table lists the tenants whose annualized cash rent represented greater than 10% of total annualized cash rent as of December 31, 2017, 2016 and 2015, including annualized cash rent related to the Company’s unconsolidated joint venture:

		December 31,
Property Portfolio	Tenant	2017	2016	2015
Worldwide Plaza [1]	Cravath, Swaine & Moore, LLP	17%	16%	16%
Worldwide Plaza [1]	Nomura Holdings America, Inc.	11%	11%	11%

[1]	For 2017, annualized cash rent reflects the Company’s 50.1% pro rata share of rent generated by Worldwide Plaza.

For 2016 and 2015, annualized cash rent reflects the Company’s 48.9% of rent generated by Worldwide Plaza.

The termination, delinquency or non-renewal of any of the above tenants may have a material adverse effect on the Company’s operations.

Intangible Assets and Liabilities

Under the liquidation basis of accounting, intangible assets and liabilities are considered in the liquidation value of investments in real estate and are no longer amortized. Acquired intangible assets and liabilities consisted of the following as of December 31, 2016.

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

The following table discloses amounts recognized within the consolidated statements of operations and comprehensive loss related to amortization of in-place leases and other intangibles, amortization and accretion of above- and below-market lease assets and liabilities, net and the amortization of above-market ground lease, for the periods presented:

	December 31,
(In thousands)	2016	2015
Amortization of in-place leases and other intangibles [1]	$10,986	$19,757

Amortization and (accretion) of above- and below-market leases, net [2]	$(6,018)	$(7,917)

Amortization of above-market ground lease [3]	$(449)	$(449)

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017, 2016 AND 2015

(1)	Reflected within depreciation and amortization expense.
(2)	Reflected within rental income.
(3)	Reflected within hotel expenses.

Non-Recurring Fair Value Measurement Adjustments

As a result of the Company’s board of director’s adoption in August 2016 of the Liquidation Plan, which was approved by the Company’s stockholders on January 3, 2017, the Company reconsidered its intended holding period for all of its operating properties and evaluated the impact on its ability to recover the carrying value of such properties based on the expected cash flows over its intended holding period. The Company’s estimated future cash flows expected to be generated were based on management’s experience in its real estate market and the effects of current market conditions. The assumptions were subject to economic and market uncertainties including, among others, market capitalization rates, discount rates, demand for space, competition for tenants, changes in market rental rates, and costs to operate the property. As these factors are difficult to predict and are subject to future events that may alter management’s assumptions, the future cash flows estimated by management in its impairment analysis may not be achieved, and actual losses or impairment may be realized in the future.

During 2016, as a result of its consideration of impairment, the Company determined that the carrying value of the Viceroy Hotel exceeded its estimated fair value and recognized an impairment charge of $27.9 million for the year ended December 31, 2016, which is presented as impairment loss on real estate investment in the consolidated statements of operations and comprehensive loss. As discussed above, during the year ended December 31, 2015, the Company recognized $0.9 million of impairment charges in connection with the classification of Duane Reade as held for sale.

Note 7 – Investment in Unconsolidated Joint Venture

On October 30, 2013, the Company purchased a 48.9% equity interest in Worldwide Plaza for a contract purchase price of $220.1 million, based on the property value at that time for Worldwide Plaza of $1.3 billion less $875.0 million of debt on the property.

On June 1, 2017, the Company acquired an additional 49.9% equity interest on exercise of the WWP Option pursuant to the Company’s rights under the joint venture agreement of Worldwide Plaza for a contract purchase price of $276.7 million, based on the option price of approximately $1.4 billion less $875.0 million of debt on the property. The Company’s joint venture partner exercised its right to retain 1.2% of the aggregate membership interests in Worldwide Plaza. Following the exercise of the option, the Company owned a total equity interest of 98.8% in Worldwide Plaza. As a result, the Company consolidated Worldwide Plaza as of June 1, 2017.

On October 18, 2017, the Company sold a 48.7% interest in Worldwide Plaza to a joint venture managed by SL Green Realty Corp. and RXR Realty LLC based on an estimated underlying property value of $1.725 billion. In conjunction with the equity sale, there was a concurrent $1.2 billion refinancing of the existing Worldwide Plaza debt. The Company received cash at closing of approximately $446.5 million from the sale and excess proceeds from the financing, net of closing costs which included $108.3 million of defeasance and prepayment costs. The new debt on Worldwide Plaza bears interest at a blended rate of approximately 3.98% per annum, requires monthly payments of interest only and matures in November 2027. The Company has set aside $90.7 million of the proceeds in a separate account to fund future capital improvements to Worldwide Plaza. Following the sale of its interest, the Company now holds a 50.1% interest in Worldwide Plaza. The Company

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017, 2016 AND 2015

has determined that this investment is an investment in a VIE. The Company has determined that it is not the primary beneficiary of this VIE since the Company does not have the power to direct the activities that most significantly impact the VIE’s economic performance. The Company accounts for this investment using the equity method of accounting.

At acquisition, the Company’s investment in Worldwide Plaza exceeded the Company’s share of the book value of the net assets of Worldwide Plaza by $260.6 million. This basis difference resulted from the excess of the Company’s purchase price for its equity interest in Worldwide Plaza over the book value of Worldwide Plaza’s net assets. Substantially all of this basis difference was allocated to the fair values of Worldwide Plaza’s assets and liabilities. Prior to the adoption of the Liquidation Plan, the Company amortized the basis difference over the anticipated useful lives of the underlying tangible and intangible assets acquired and liabilities assumed. As of December 31, 2016, the unamortized basis difference was $221.2 million. As of December 31, 2016, the carrying value of the Company’s investment in Worldwide Plaza was $190.6 million.

The lease with one of the tenants at the Worldwide Plaza property contains a right of first offer in the event that Worldwide Plaza sells 100% of the property. The right requires Worldwide Plaza to offer the tenant the option to purchase 100% of the Worldwide Plaza property, at the price, and on other material terms, proposed by Worldwide Plaza to third parties. If, after a 45-day period, that tenant does not accept the offer, Worldwide Plaza may then sell the property to a third party, provided that Worldwide Plaza will be required to re-offer the property to that tenant if it desires to sell the property for a purchase price (and other economic consideration) less than 92.5% of the initial purchase price contained in the offer to that tenant.

The amounts reflected in the following tables (except for the Company’s share of equity and income) are based on the financial information of Worldwide Plaza. Under the going concern basis, the Company did not record losses of the joint venture in excess of its investment balance because the Company was not liable for the obligations of the joint venture or was otherwise committed to provide financial support to the joint venture. Under liquidation accounting, equity investments are carried at net realizable value.

The condensed balance sheets as of December 31, 2017 and 2016 for Worldwide Plaza are as follows:

	December 31,
(In thousands)	2017	2016
Real estate assets, at cost	$745,040	$744,737
Less accumulated depreciation and amortization	(162,283)	(141,395)

Total real estate assets, net	582,757	603,342
Cash and cash equivalents	15,964	2,339
Other assets	218,461	231,734

Total assets	$817,182	$837,415

Debt	$1,213,193	$893,433
Other liabilities	126,142	116,281

Total liabilities	1,339,335	1,009,714
Deficit	(522,153)	(172,299)

Total liabilities and deficit	$817,182	$837,415

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017, 2016 AND 2015

The condensed statements of operations for the years ended December 2017, 2016 and 2015 for Worldwide Plaza are as follows:

	December 31,
(In thousands)	2017	2016	2015
Rental income	$137,181	$135,571	$132,483
Operating expenses:
Operating expenses	57,374	53,007	52,401
Depreciation and amortization	27,935	28,223	27,488

Total operating expenses	85,309	81,230	79,889
Operating income	51,872	54,341	52,594
Interest expense	(70,269)	(61,669)	(60,212)
Prepayment and defeasance of mortgage	(108,090)	—	—
Net loss allocated to non-controlling interest	(22,126)	(20,695)	(20,348)

Net income (loss)	$(104,361)	$13,367	$12,730

Net income (loss) related to Worldwide Plaza includes the Company’s preferred return, the Company’s pro rata share of Worldwide Plaza net income (loss) to members and amortization of the basis difference. The following table presents the components of the income (loss) related to the Company’s investment in Worldwide Plaza for the periods presented, which is included in income (loss) from unconsolidated joint venture on the consolidated statements of operations and comprehensive loss.

	December 31,
(In thousands)	2016	2015
Company’s preferred return	$15,948	$15,736
Company’s share of net loss from Worldwide Plaza	(1,262)	(1,470)
Amortization of basis difference	(11,962)	(12,327)

Company’s income (loss) from Worldwide Plaza	$2,724	$1,939

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017, 2016 AND 2015

Note 8 – Mortgage Notes Payable

Mortgage notes payable are carried at their contractual amounts due under liquidation accounting. The Company had outstanding mortgage notes payable of $215.5 million at December 31, 2017 and $1.13 billion at December 31, 2016. The mortgage notes payable are collateralized, directly or, in the case of the mezzanine note, indirectly, by the real estate held by the Company identified in the table below.

The Company’s mortgage notes payable as of December 31, 2017 and 2016 consist of the following (in thousands):

		Outstanding Loan Amount		Effective Interest Rate at December 31, 2017
Portfolio	Encumbered Properties	December 31, 2017	December 31, 2016		Interest Rate	Maturity
Mortgage Loan (1)	8	$176,246	$500,000	5.1%	Libor + 3.5%	Sep 2018
1100 Kings Highway	1	20,200	20,200	4.0%	Libor + 2.4%	Apr 2018
Design Center	1	19,048	19,380	7.0%	Variable (3)	Dec 2021
Mezzanine Loan (2)	—	—	260,000	N/A	N/A	N/A
256 West 38th Street (5)	—	—	24,500	N/A	N/A	N/A
1440 Broadway (5)	—	—	305,000	N/A	N/A	N/A

Mortgage notes payable, gross principal amount		$215,494	1,129,080

Less: deferred financing costs, net			(21,554)

Mortgage notes payable, net of deferred financing costs			$1,107,526	5.1%(4)

(1)	At December 31, 2017 encumbered properties are 333 W 34th Street, 122 Greenwich Street, 350 W 42nd Street, 382-384 Bleecker Street, 350 Bleecker Street, 416-425 Washington Street, 33 W 56th Street and 120 W 57th Street (the “POL Loan Properties”). Payments on the Mortgage Loan have been made subsequent to December 31, 2017 as discussed further below.
(2)	Loan was paid off on December 21, 2017, its contractual maturity date.
(3)	The variable interest rate reset in December 2017 and will remain fixed at this rate until December 2018.
(4)	Calculated on a weighted average basis for all mortgages outstanding as of December 31, 2017.
(5)	Loan was paid off in connection with the sale of properties.

On August 1, 2017, the Company’s mortgage loan collateralized by the 1100 Kings Highway property was modified to extend the maturity date to April 1, 2018 and to allow for partial release of the collateral. The loan also requires a cash sweep starting January 1, 2018 unless the property is under contract for sale for an amount equal to or greater than 133% of the outstanding mortgage loan payable. As the property is under contract for sale for an amount that exceeds the threshold, the lender has not initiated the cash sweep.

On December 20, 2016, the Company, through indirect wholly owned subsidiaries of the OP, entered into a mortgage loan (the “Mortgage Loan”) in the aggregate amount of $500.0 million and a mezzanine loan in the aggregate amount of $260.0 million (the “Mezzanine Loan” and, together with the Mortgage Loan, the “POL Loans”). The POL Loans were initially secured directly, in the case of the Mortgage Loan, and indirectly in the case of the Mezzanine Loan, by our properties located in New York, New York at 245-249 West 17th Street, 333

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017, 2016 AND 2015

West 34th Street, 216-218 West 18th Street, 50 Varick Street, 229 West 36th Street, 122 Greenwich Street, 350 West 42nd Street, 382-384 Bleecker Street, 350 Bleecker Street, 416-425 Washington Street, 33 West 56th Street and 120 West 57th Street (the “POL Loan Properties”). Properties sold during 2017 have been released and are no longer collateral for the POL Loans.

At the closing of the POL Loans, a portion of the net proceeds after closing costs was used to repay the $485.0 million principal amount then outstanding under the Company’s credit facility. As of December 31, 2016, the $260.0 million proceeds from the Mezzanine Loan were held in an escrow account by the servicer of the POL Loans and were recorded as a receivable in the Company’s consolidated balance sheet. Subsequently, on January 9, 2017, the $260.0 million proceeds were deposited into an operating account for the purpose of purchasing the additional equity interests in Worldwide Plaza (see Note 7). Prior to the repayment in full of the credit facility, all of the POL Loan Properties were included as part of the borrowing base under the credit facility then outstanding.

The Mortgage Loan required monthly interest payments at an initial weighted average interest rate of LIBOR plus 2.38% and the Mezzanine Loan required monthly interest payments at an initial weighted average interest rate of LIBOR plus 5.65%. The LIBOR portions of the interest rates due under the POL Loans were capped at 3.0% pursuant to interest rate cap agreements.

On December 20, 2017, the Mortgage Loan was extended through September 30, 2018 and the Mezzanine Loan balance of $91.6 million was repaid. The Company paid an extension fee of $0.4 million. The Mortgage Loan requires monthly interest payments at a weighted average interest rate of LIBOR plus 3.50%.

The POL Loans are recourse to the Company and may be accelerated only in the event of a default. The POL Loans may be prepaid, in whole or in part, without payment of any prepayment premium or spread maintenance premium or any other fee or penalty.

In connection with a sale or disposition of an individual POL Loan Property to a third party, such POL Loan Property may be released from the collateral securing the Mortgage Loan, subject to certain conditions, by prepayment of a release price (the “Release Amount”) as defined in the Mortgage Loan agreements. In certain instances, 110% of the Release Amount was required to be paid in order to release the property. Concurrently with the payment of the Release Amount, the borrower entity under the Mezzanine Loan was obligated to prepay a corresponding portion of the Mezzanine Loan, in accordance with the terms of the Mezzanine Loan, for which it received a release of a corresponding portion of the collateral under the Mezzanine Loan. Upon the sale of 50 Varick on August 7, 2017, the POL Loan was paid down $78.1 million and the property was released as security. Additionally, upon the sale of 245-249 West 17th Street and 218 West 18th Street on October 11, 2017, the POL Loan was paid down $347.9 million, and the properties were released as security. Upon the sale of 229 West 36th Street on November 6, 2017, the POL Loan was paid down $66.1 million, and the property was released as security. The POL Loan balance was reduced to $267.9 million as a result of these sales. After repayment of the Mezzanine Loan balance, the POL Loan balance was further reduced to $176.2 million at December 31, 2017. Subsequent to year end, the POL Loans were paid down $134.9 million as a result of the sale of 333 West 34th Street, 350 West 42nd Street and 122 Greenwich Street.

Concurrently with the POL Loans, the Company entered into guaranty agreements with respect to the POL Loans that require the Company to maintain, (i) on a consolidated basis, a minimum net worth of $300.0 million, which minimum net worth will be reduced pro rata with any prepayment of the POL Loans once the outstanding principal amount of the POL Loans is less than $300.0 million, but in no event will the minimum net worth be

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017, 2016 AND 2015

reduced below $150.0 million, and (ii) liquid assets having a market value of at least $25.0 million, which minimum market value of liquid assets may be reduced to $15.0 million in the event the outstanding amount under the POL Loans is equal to or less than $100.0 million. As of December 31, 2017, the minimum net worth requirement was $176.2 million, and the minimum liquidity requirement was $25.0 million. The Company met both requirements as of December 31, 2017.

Some of the Company’s mortgage note agreements require compliance with certain property-level financial covenants including debt service coverage ratios. As of December 31, 2017, the Company was in compliance with the financial covenants under its mortgage note agreements.

The following table summarizes the scheduled aggregate principal repayments subsequent to December 31, 2017:

In thousands	Future Minimum Principal Payments
2018	$196,800
2019	376
2020	401
2021	17,917

Total	$215,494

Note 9 – Subordinated Listing Distribution

Upon occurrence of the Listing, New York Recovery Special Limited Partnership, LLC (the “SLP”) became entitled to begin receiving distributions of net sale proceeds pursuant to its special limited partner interest in the OP (the “SLP Interest”) in an aggregate amount that was evidenced by the issuance of a note by the OP (the “Listing Note”). The Listing Note was equal to 15.0% of the amount, if any, by which (a) the average market value of the Company’s outstanding common stock for the period 180 days to 210 days after the Listing, plus dividends paid by the Company prior to the Listing, exceeded (b) the sum of the total amount of capital raised from stockholders during the Company’s initial public offering (“IPO”) and the amount of cash flow necessary to generate a 6.0% annual cumulative, non-compounded return to such stockholders. Concurrently with the Listing, the Company, as general partner of the OP, caused the OP to enter into the Listing Note agreement dated April 15, 2014 by and between the OP and the SLP, and caused the OP to issue the Listing Note. The Listing Note was evidence of the SLP’s right to receive distributions of net sales proceeds from the sale of the Company’s real estate and real estate-related assets up to an aggregate amount equal to the principal balance of the Listing Note. Pursuant to the terms of the partnership agreement of the OP, the SLP had the right, but not the obligation, to convert all or a portion of the SLP interest into OP units, which are convertible into shares of the Company’s common stock or the cash value of a corresponding number of shares, at the election of the OP, in accordance with the limited partnership agreement of the OP.

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

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017, 2016 AND 2015

The principal amount of the Listing Note was determined to be $33.5 million and was recorded as an expense in the consolidated statements of operations and comprehensive loss during the year ended December 31, 2014. On November 21, 2014, at the request of the SLP, the Listing Note was converted into 3,062,512 OP units and the value of the Listing Note was reclassified from derivative liabilities to non-controlling interest on the consolidated balance sheet as of December 31, 2014. In January 2017, the remaining OP units issued under the Listing Note were converted into common stock.

Note 10 – Fair Value of Financial Instruments

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

Level 1 –	Quoted prices in active markets for identical assets and liabilities that the reporting entity has the ability to access at the measurement date.
Level 2 –	Inputs other than quoted prices included within Level 1 that are observable for the asset and liability or can be corroborated with observable market data for substantially the entire contractual term of the asset or liability.
Level 3 –	Unobservable inputs that reflect the entity’s own assumptions that market participants would use in the pricing of the asset or liability and are consequently not based on market activity, but rather through particular valuation techniques.

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

The Company determined that the majority of the inputs used to value its derivatives, such as interest rate swaps and caps, fell within Level 2 of the fair value hierarchy and the credit valuation adjustments associated with those derivatives, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties were not significant to the overall valuation of the Company’s derivatives. See Note 11 – Interest Rate Derivatives and Hedging Activities.

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

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017, 2016 AND 2015

The following table presents information about the Company’s derivatives that are presented net, measured at fair value on a recurring basis as of December 31, 2016, aggregated by the level in the fair value hierarchy within which those instruments fall:

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

		December 31, 2017		December 31, 2016
(In thousands)	Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Mortgage notes payable	3	$215,494	$216,850	$1,129,080	$1,138,576

The fair value of mortgage notes payable were estimated using a discounted cash flow analysis based on similar types of arrangements.

Note 11 – Interest Rate Derivatives and Hedging Activities Risk

Management Objective of Using Derivatives

The Company periodically uses derivative financial instruments, including interest rate swaps, caps, collars, options, floors and other interest rate derivative contracts, to hedge all or a portion of the interest rate risk associated with its borrowings. The principal objective of such arrangements is to minimize the risks and costs associated with the Company’s operating and financial structure as well as to hedge specific anticipated transactions. The Company does not utilize derivatives for speculative purposes or purposes other than interest rate risk management. The use of derivative financial instruments carries certain risks, including the risk that the counterparties to these contractual arrangements will not perform under the agreements. To mitigate this risk, the Company only enters into derivative financial instruments with counterparties that the Company believes to have high credit ratings and with major financial institutions with which the Company and the Former Advisor and its affiliates may also have had other financial relationships.

Under going concern accounting, the Company’s derivative financial instruments were classified as separate assets and liabilities on the balance sheet. As these instruments will not be converted to cash or other considerations, derivative financial instruments have been valued at $0 as of January 1, 2017 in accordance with liquidation accounting. As of December 31, 2017, the Company is not a party to any derivative financial instruments.

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017, 2016 AND 2015

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

Prior to the adoption of the Liquidation Plan, the effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges was recorded in accumulated other comprehensive loss and was subsequently reclassified into earnings in the period that the hedged forecasted transaction affected earnings. The Company uses such derivatives to hedge the variable cash flows associated with variable-rate debt. The ineffective portion of the change in fair value of the derivatives was recognized directly in earnings.

Amounts reported in accumulated other comprehensive loss related to derivatives were reclassified to interest expense as interest payments were made on the Company’s variable-rate debt.

At December 31, 2017 the Company did not have any interest rate derivatives outstanding.

As of December 31, 2016, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk.

	December 31, 2016
Interest Rate Derivative	Number of Instruments	Notional Amount (In thousands)
Interest rate swaps	2	$44,700

Derivatives Not Designated as Hedges

Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements and other identified risks, but do not meet the strict hedge accounting requirements under GAAP. Under going concern accounting, changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings, which resulted in an expense of $0.3 million during the year ended December 31, 2016 which is included in gain (loss) on derivative instruments on the consolidated statements of operations and comprehensive loss.

As of December 31, 2016, the Company had the following outstanding interest rate derivatives that were not designated as hedges in qualified hedging relationships.

	December 31, 2016
Interest Rate Derivative	Number of Instruments	Notional Amount (In thousands)
Interest rate caps	4	$1,065,000

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017, 2016 AND 2015

Balance Sheet Classification

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of December 31, 2016:

(In thousands)	Balance Sheet Location	December 31, 2016
Derivatives designated as hedging instruments:
Interest rate swaps	Derivative liabilities, at fair value	$(74)

Derivatives not designated as hedging instruments:
Interest rate caps	Derivative assets, at fair value	$165

Derivatives in Cash Flow Hedging Relationships

The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the years ended December 31, 2016 and 2015:

	Year Ended December 31,
(In thousands)	2016	2015
Amount of loss recognized in accumulated other comprehensive loss from interest rate derivatives (effective portion)	$(742)	$(2,344)

Amount of loss reclassified from accumulated other comprehensive loss into income as interest expense (effective portion)	$(1,266)	$(2,167)

Amount of loss recognized in loss on derivative instruments (ineffective portion, reclassifications of missed forecasted transactions and amounts excluded from effectiveness testing)	$(1)	$(4)

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

	Gross Amounts of Recognized Assets	Gross Amounts of Recognized Liabilities	Potential Net Amounts of Assets (Liabilities) Presented on the Balance Sheet	Gross Amounts Not Offset on the Balance Sheet		Net Amount
Derivatives (In thousands)				Financial Instruments	Cash Collateral Posted
December 31, 2016	$165	$(74)	$91	$—	$—	$91

Note 12 – Common Stock

As of December 31, 2017 and 2016, the Company had 167.9 million and 167.1 million shares of common stock outstanding, respectively, including unvested shares of restricted common stock (“restricted shares”), but

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017, 2016 AND 2015

not including LTIP units or OP units, which were redeemable for shares of common stock. On January 3, 2017, the Company issued 841,660 shares of its common stock upon redemption of 841,660 OP units held by certain individuals who were members of the Former Advisor or its affiliates. As of December 31, 2017, there were no OP units outstanding, other than OP units held by the Company and no vested LTIP units outstanding. See Note 19 – Non-Controlling Interests.

From April 2014 through October 2016, the Company’s board of directors authorized, and the Company declared, a monthly dividend at an annualized rate equal to $0.46 per share per annum. Dividends were paid to stockholders of record on the close of business on the 8th day of each month, payable on the 15th day of such month. In October 2016, the Company announced that, in light of the Liquidation Plan, which was then subject to stockholder approval, the Company’s board of directors had determined that the Company would not pay a regular dividend for the month of November 2016 and did not expect to pay a regular monthly dividend for the month of December 2016 or thereafter. Because the Liquidation Plan was approved by the Company’s stockholders, the Company will not resume paying monthly dividends. The Company expects to make periodic liquidating distributions out of net proceeds of asset sales, subject to satisfying its liabilities and obligations, in lieu of regular monthly dividends. During 2017, the Company paid aggregate liquidating distributions equal to $3.07 per share. On January 26, 2018, the Company paid a cash liquidating distribution of $2.00 per share. There can be no assurance as to the actual amount or timing of future liquidating distributions stockholders will receive.

Note 13 – Commitments and Contingencies

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

Future Minimum Base Rent Payments
(In thousands)	Ground Leases
2018	$5,175
2019	5,432
2020	5,432
2021	5,633
2022	5,914
Thereafter	238,138

Total minimum lease payments	$265,724

As of December 31, 2017, future minimum base rent payments related to the ground leases accrued until the projected disposal of the related properties amounted to $2.5 million and are included in liability for estimated costs in excess of estimated receipts during liquidation.

Total rental expense related to operating leases was $7.6 million for the years ended December 31, 2016 and 2015. During the years ended December 31, 2016 and 2015, interest expense related to capital leases was

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017, 2016 AND 2015

approximately $0.1 million. The following table discloses assets recorded under capital leases and the accumulated amortization thereon as of December 31, 2016:

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

Harris Derivative Suit

In October 2016, Berney Harris (the “Plaintiff”) filed a derivative complaint (the “Harris Complaint”) on behalf of the Company against certain current and former members of the Company’s board of directors (the “director defendants”), the Former Advisor, and certain affiliates of the Former Advisor (together with the Former Advisor, the “Former Advisor defendants”). The Complaint was filed in the Supreme Court of the State of New York, New York County on October 13, 2016. The Harris Complaint alleged, among other things, that the director defendants breached their fiduciary duties by putting the interests of the Former Advisor defendants before those of the public stockholders, which breach was aided and abetted by the Former Advisor defendants. The Harris Complaint also asserted claims of corporate waste against the director defendants and unjust enrichment against certain of the Former Advisor defendants. On December 16, 2016, the defendants filed motions to dismiss on the basis of a provision in the Company’s bylaws providing that the state or federal courts of Maryland are the sole and exclusive forum for derivative claims such as those raised in the Harris Complaint. On April 6, 2017, an Evaluation Committee of the Board of Directors (the “EC”) consisting of three independent, disinterested directors was appointed by the Board of Directors to evaluate what actions should be taken by the Company in connection with the Harris Complaint and a demand letter sent by a different shareholder to the Company dated March 27, 2017. The EC filed a memorandum of law on August 4, 2017 in support of the motion to dismiss based on the forum selection clause in the Company’s bylaws. On August 10, 2017, the Court issued an Order granting the Company’s and the director defendants’ motion to dismiss and also granted the motion to dismiss of one of the Former Advisor defendants. At the same time, the Court requested additional briefing as to the other Former Advisor defendants’ motion to dismiss, which the Court neither granted nor denied at the time and which is still pending before the Court. On September 15, 2017, the EC filed a motion seeking to stay Plaintiff’s suit pending the conclusion of its evaluation process and the Former Advisor defendants who had not been dismissed filed a memorandum of law in further support of their motion to dismiss. On October 3, 2017, Plaintiff filed a motion seeking to modify the Court’s August 10, 2017 Order to the extent that it dismissed the Company as a nominal defendant. On October 18, 2017, Plaintiff filed a notice of appeal of the Court’s Order dismissing the Company, the director defendants, and one Former Advisor defendant. On November 21, 2017, Plaintiff filed a motion for leave to appeal from certain parts of the Court’s August 10, 2017 Order.

On December 6, 2017, the Court dismissed the Harris Complaint in its entirety without prejudice. Accordingly, the Court denied as moot the EC’s motion to stay and Plaintiff’s November 21, 2017 motion for

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017, 2016 AND 2015

leave to appeal. On January 31, 2018, Plaintiff filed an amended notice of appeal of the Court’s Order dismissing the Harris Complaint and the Court’s prior August 10, 2017 Order dismissing the Company, the director defendants, and one of the Former Advisor defendants. At this time, it is unclear whether Plaintiff will pursue his appeals, whether those appeals will succeed if he does pursue them, or whether Plaintiff will seek to file a complaint in another jurisdiction.

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

Note 14 – Related Party Transactions and Arrangements

The Former Advisor, individual members of the Former Advisor, and employees or former employees of the Former Advisor held interests in the OP. See Note 19 – Non-Controlling Interests.

Viceroy Hotel

The following table details revenues from related parties at the Viceroy Hotel. The Company did not have any receivables from related parties as of December 31, 2017 and 2016.

	Year Ended December 31,
(In thousands)	2017	2016
Hotel revenues	$5	$36

Winthrop Advisor and its Affiliates

On December 19, 2016, as part of the arrangements providing for the transition of advisory services from the Former Advisor to Winthrop Advisor, the Company and Winthrop Advisor entered into the Current Advisory Agreement, the Advisory Amendment and certain other arrangements including property management agreements.

From January 3, 2017 until March 7, 2017, Winthrop Advisor served as the exclusive advisor to the Company with respect to implementation and oversight of, and the taking of all actions in connection with the Liquidation Plan, and as a consultant to the Company on other matters.

Beginning March 8, 2017, Winthrop Advisor continues to execute the Liquidation Plan and will also manage the Company’s day-to-day operations pursuant to the Current Advisory Agreement and provide the services provided by the Former Advisor under the previous advisory agreement.

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017, 2016 AND 2015

The Company paid Winthrop Advisor a fee of $1.0 million in cash as compensation for advisory services and consulting services rendered prior to March 1, 2017.

Beginning on March 1, 2017, the Company pays Winthrop Advisor an asset management fee equal to 0.325% per annum of the cost of assets (as defined in the Current Advisory Agreement) up to $3.0 billion and 0.25% per annum of the cost of assets in excess of $3.0 billion. In connection with the adoption of liquidation accounting, the Company accrues costs it expects to incur through the end of liquidation. The Company has accrued asset management fees of $3.6 million payable to the Winthrop Advisor, of which $2.2 million relates to the existing contract amount and the remainder is management’s estimate of future asset management cost to final liquidation, provided that there is no assurance that the contract will in fact be extended on those terms, if at all. This amount is included in liabilities for estimated costs in excess of estimated receipts during liquidation. Actual fees incurred may differ significantly from these estimates due to inherent uncertainty in estimating future events.

In connection with the payment of (i) any distributions of money or other property by the Company to its stockholders during the term of the Current Advisory Agreement and (ii) any other amounts paid to the Company’s stockholders on account of their shares of common stock in connection with a merger or other change in control transaction pursuant to an agreement with the Company entered into after March 8, 2017 (such distributions and payments, the “Hurdle Payments”), in excess of $11.00 per share (the “Hurdle Amount”), when taken together with all other Hurdle Payments, the Company will pay an incentive fee to Winthrop Advisor in an amount equal to 10.0% of such excess (the “Incentive Fee”). The Hurdle Amount will be increased on an annualized basis by an amount equal to the product of (a) the Treasury Rate plus 200 basis points and (b) the Hurdle Amount minus all previous Hurdle Payments. Based on the current estimated undiscounted net assets in liquidation, the Winthrop Advisor would not be entitled to receive any such incentive fee.

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

The following table details amounts incurred by the Company to the Winthrop Advisor and its affiliates in connection with the operations related services described above for the periods presented and any amounts payable to or due from the Winthrop Advisor as of the dates specified:

(In thousands)	Year Ended December 31, 2017 Incurred	Payable (Receivable) as of December 31, 2017
Asset management fees	$8,008	$—
Property management fees	479	17

Total related party operational fees	$8,487	$17

Executives and Personnel

Under the Current Advisory Agreement, Winthrop Advisor is required to provide the Company with, among other personnel, a chief executive officer and a chief financial officer. On March 8, 2017, the Company appointed Wendy Silverstein as the chief executive officer and John Garilli as the chief financial officer of the

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017, 2016 AND 2015

Company. The Company will not reimburse either Winthrop Advisor or any of its affiliates for any internal selling, general or administrative expense of Winthrop Advisor or its affiliates, including the salaries and wages, benefits or overhead of personnel providing services to the Company, including a chief executive officer and a chief financial officer.

Ms. Silverstein is the sole shareholder of a corporation, which is a party to a consulting agreement with Winthrop Advisor. Ms. Silverstein receives a consulting fee for providing services in connection with the services provided by Winthrop Advisor and is entitled to receive 50% of any Incentive Fee (as defined above) that may be payable to the Winthrop Advisor pursuant to the Current Advisory Agreement. Ms. Silverstein does not own any shares of common stock of the Company or other securities of the Company and, as a non-independent director, will not receive any compensation for serving as a director.

Standstill

During the term of the Current Advisory Agreement, Winthrop, together with its affiliates, is required to hold at least 1,000,000 shares of the Company’s common stock. Other than with respect to this stockholding requirement, the Winthrop Advisor or any of its affiliates may not (i) acquire or offer to acquire any of the Company’s assets, whether in connection with the Liquidation Plan or otherwise, or (ii) contribute debt or equity financing to, or otherwise invest in, the Company, the OP or any of their respective subsidiaries.

Term and Termination

The initial term of the Current Advisory Agreement expires on February 28, 2018 and thereafter renews automatically for successive six month periods unless a majority of the independent directors or Winthrop Advisor elects to terminate the Current Advisory Agreement without cause and without penalty, upon written notice thirty (30) days’ prior to the end of such term. The Current Advisory Agreement may also be terminated upon thirty (30) days’ written notice by a majority of the independent directors with cause (as defined in the Current Advisory Agreement) or if Ms. Silverstein resigns or is otherwise unavailable to serve as the chief executive officer of the Company for any reason and Winthrop Advisor has not identified a replacement chief executive officer who is acceptable to a majority of the independent directors.

In addition, the Current Advisory Agreement will terminate automatically upon: (i) the occurrence of a change of control (as defined in the Current Advisory Agreement), other than as a result of the transactions contemplated by the Liquidation Plan, or (ii) at the effective time of the dissolution of the Company in accordance with the Liquidation Plan or, (iii) if the assets of the Company are transferred to a liquidating trust, the final disposition of the assets transferred by the liquidating trust.

After termination, Winthrop Advisor is entitled to receive all amounts then accrued and owed to it, including any accrued Incentive Fee, but is not entitled to a termination fee or any other amounts.

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

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017, 2016 AND 2015

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

The Company reimbursed the Former Advisor for costs and expenses paid or incurred prior to March 8, 2017 by the Former Advisor and its affiliates in connection with providing services to the Company (including reasonable salaries and wages, benefits and overhead of all employees directly involved with the performance of such services), although the Company did not reimburse the Former Advisor for personnel costs in connection with services for which the Former Advisor received a separate fee. Total reimbursements of costs and expenses for the years ended December 31, 2016 and 2015 was approximately $2.7 million and $.8 million, respectively.

The Company was also party to a transfer agency agreement with American National Stock Transfer, LLC, a subsidiary of the parent company of the Former Dealer Manager (“ANST”), pursuant to which ANST provided the Company with transfer agency services (including broker and stockholder servicing, transaction processing, year-end IRS reporting and other services), and supervisory services overseeing the transfer agency services performed by DST Systems, Inc., a third-party transfer agent (“DST”) which was discontinued effective February 29, 2016.

The following table details amounts incurred and paid by the Company to, and amounts waived by, the Former Advisor and its affiliates in connection with the operations related services described above for the periods presented and any amounts payable to or due from the Former Advisor as of the dates specified:

	Year Ended December 31,						Payable (Receivable) as of
	2017		2016		2015		December 31,
(In thousands)	Incurred	Waived	Incurred	Waived	Incurred	Waived	2017	2016
Asset management fees	$2,339	$—	$12,293	$—	$12,465	$—	$—	$51
Transfer agent and other professional fees	414	—	2,862	—	1,713	—	—	299
Property management fees	560	—	2,046	994	2,603	2,603	—	105

Total related party operational fees and reimbursements	$3,313	$—	$17,201	$994	$16,781	$2,603	$—	$455

The Former Advisor agreed to waive certain fees, including property management fees, during the years ended December 31, 2016 and 2015. The fees that were waived were not deferrals and accordingly, were not and will not be paid to the Former Advisor.

In connection with the sale of one or more properties, for which the Former Advisor provided a substantial amount of services as determined by the Company’s independent directors, the Company was required to pay the Former Advisor a property disposition fee not to exceed the lesser of 2.0% of the contract sale price of the property or 50% of the competitive real estate commission paid if a third party broker was also involved; provided, however that in no event could the property disposition fee paid to the Former Advisor when added to

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017, 2016 AND 2015

real estate commissions paid to unaffiliated third parties exceed the lesser of 6.0% of the contract sale price and a competitive real estate commission. For purposes of the foregoing, “competitive real estate commission” meant a real estate brokerage commission for the purchase or sale of a property which was reasonable, customary and competitive in light of the size, type and location of the property. The Company incurred and paid $0.2 million in property disposition fees to the Former Advisor during the years ended December 31, 2016 and 2015 related to the sale of certain properties.

Personnel Side Letter

On December 19, 2016, as part of the arrangements providing for the transition of advisory services from the Former Advisor to the Winthrop Advisor, the Company, the OP, Former Advisor and the ARG Property Manager entered into a letter agreement (the “Personnel Side Letter”), requiring the Company to fund, and the Former Advisor to pay, certain amounts to incentivize and retain certain personnel of the Former Advisor and its affiliates (the “Former Advisor Employees”). The Personnel Side Letter provides that the 2016 bonus to be paid by the Former Advisor to each Former Advisor Employee who remains employed by the Former Advisor or its affiliates will be no less than 75% of such Former Advisor Employee’s 2015 bonus. The Personnel Side Letter also includes provisions for payments of retention bonuses allocated among the Former Advisor Employees. Pursuant to an escrow agreement entered into among the Company, the Former Advisor and Chicago Title Insurance Company on December 21, 2016, the Company deposited an amount equal to $0.7 million in an escrow account on December 21, 2016. The amount in the escrow account was used to pay the retention bonuses allocated to each Former Advisor Employee who remained employed by the Former Advisor or its affiliates as a retention bonus, with two-thirds of the bonus payable upon the filing of the Annual Report on Form 10-K for the year ended December 31, 2016 and the remainder payable on the earlier of the termination of the advisory agreement with the Former Advisor or the final day of the Initial Extension Period, as defined. Upon the occurrence of a change of control prior to the filing of the Annual Report on Form 10-K for the year ended December 31, 2016 or the final day of the Initial Extension Period, the entirety of the amounts to be paid were paid to those Former Advisor Employees who remained employed by the Former Advisor or its affiliates at that time. No portion of the amount held in escrow were refundable to the Company for any reason other than equitable adjustment to account for any Former Advisor Employees who were no longer employed by the Former Advisor or its affiliates as of the date of a payment.

In March, 2017, the entire balance of $0.7 million in the escrow account has been disbursed.

Settlement Agreement

On October 23, 2016, the Company entered into an agreement (the “Settlement Agreement”) with WW Investors LLC, Michael L. Ashner and Steven C. Witkoff (collectively, the “WW Investors”), an affiliate of the Winthrop Advisor, to settle a potential proxy contest pertaining to the election of directors to the Company’s Board of Directors at the Company’s 2016 annual meeting of stockholders. Pursuant to the Settlement Agreement, among other things:

•	the Company’s Board of Directors was expanded from six to nine directors and James Hoffmann, Gregory Hughes and Craig T. Bouchard were elected as members of the Company’s Board of Directors;

•	Mr. Hoffmann was appointed to serve as a member of the audit committee of the Company’s Board of Directors and Mr. Hughes was appointed to serve as a member of the compensation committee of the Company’s Board of Directors;

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017, 2016 AND 2015

•	so long as WW Investors is not in breach of the Settlement Agreement, WW Investors has certain rights to recommend replacement directors if either of Mr. Hughes or Mr. Hoffmann resigns from the Company’s Board of Directors or is rendered unable to serve on the Company’s Board of Directors by reason of death or disability prior to the end of the Standstill Period (as defined below) subject to such replacement directors being independent under the applicable standards in the Settlement Agreement, and subject to such replacement director being first recommended by the nominating and corporate governance committee of the Company’s Board of Directors and subsequently approved by the Company’s Board of Directors in their sole discretion;

•	WW Investors will vote its shares of common stock at any stockholders meeting prior to the expiration of the Standstill Period in favor of the Company’s director nominees and otherwise in accordance with the Company’s Board of Director’s recommendation;

•	following that selection of the Service Provider in the request for proposal, for so long as WW Investors or one of its affiliates serves as the Company’s external advisor or manager, WW Investors may sell shares of the Company’s common stock so long as it continues to own at least 1,000,000 shares of the Company’s common stock in the aggregate;

•	the Company reimbursed WW Investors for its reasonable, documented out-of-pocket fees and expenses (including legal expenses) of $0.5 million incurred in connection with WW Investors’ involvement at the Company; and

•	WW Investors agreed to customary standstill restrictions during the “Standstill Period,” which is the period beginning on the date of the Settlement Agreement and ending on the later of (x) December 31, 2017 and (y) the date that neither Mr. Hoffmann nor Mr. Hughes continues to serve on the Company’s board of directors. The Standstill Period will also terminate on the date that the Company files its proxy statement in respect of an annual meeting if either Mr. Hoffmann or Mr. Hughes (or any replacement director) is not nominated as a director unless such failure to be so nominated was attributable to involvement in certain legal proceedings that would require disclosure in the Company’s Annual Report on Form 10-K.

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

Note 15 – Economic Dependency

Under various agreements, the Company has engaged Winthrop Advisor, its affiliates and entities under common control with Winthrop Advisor to provide certain services that are essential to the Company, including asset management services, supervision of the management and leasing of properties owned by the Company, asset acquisition and disposition decisions, as well as other administrative responsibilities for the Company including accounting services, transaction management and investor relations.

As a result of these relationships, the Company is dependent upon Winthrop Advisor and its affiliates. In the event that these companies are unable to provide the Company with the respective services, the Company will be required to find alternative providers of these services.

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017, 2016 AND 2015

Note 16 – Share-Based Compensation

Stock Option Plan

The Company has a stock option plan (the “Plan”) which authorizes the grant of nonqualified stock options to the Company’s independent directors, officers, advisors, consultants and other personnel, subject to the absolute discretion of the board of directors and the applicable limitations of the Plan. The exercise price for all stock options granted under the Plan will be equal to the fair market value of a share on the date of grant. Upon a change in control, unvested options will become fully vested and any performance conditions imposed with respect to the options will be deemed to be fully achieved. A total of 0.5 million shares have been authorized and reserved for issuance under the Plan. As of December 31, 2017 and 2016, no stock options were issued under the Plan.

Restricted Share Plan

The Company’s employee and director incentive restricted share plan (“RSP”) provides the Company with the ability to grant awards of restricted shares to the Company’s directors, officers and employees (if the Company ever has employees), employees of the Former Advisor and its affiliates, employees of entities that provide services to the Company, directors of the Former Advisor or of entities that provide services to the Company, certain consultants to the Company and the Former Advisor and its affiliates or to entities that provide services to the Company.

Under the RSP, the annual amount granted to the independent directors is determined by the board of directors. The maximum number of shares of stock granted under the RSP cannot exceed 10% of the Company’s outstanding shares of common stock on a fully diluted basis at any time. Restricted shares issued to independent directors generally vest over a three- year period in increments of 33.3% per annum. Generally, such awards provide for accelerated vesting of (i) all unvested restricted shares upon a change in control or a termination without cause and (ii) the portion of the unvested restricted shares scheduled to vest in the year of voluntary termination or the failure to be re-elected to the board.

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

In February 2015, the board of directors approved, and the Company awarded, 279,365 restricted shares to employees of the Former Advisor, of which 79,805 restricted shares were subsequently forfeited. The remaining awards vest over a four-year period in increments of 25% per annum. In the fourth quarter of 2015, the Company awarded an additional 30,000 restricted shares to its interim chief financial officer. This award vested in its entirety upon his resignation as interim chief executive officer on March 8, 2017.

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017, 2016 AND 2015

The following table displays restricted share award activity during the years ended December 31, 2017, 2016 and 2015:

	Number of Restricted Shares	Weighted-Average Issue Price
Unvested, December 31, 2015	316,570	$10.59
Granted	46,979	10.11
Vested	(94,769)	10.59

Unvested, December 31, 2016	268,780	10.50
Vested	(177,513)	10.45
Forfeited	(22,979)	10.30

Unvested, December 31, 2017	68,288	10.32

Under going concern accounting, the Company measured stock-based compensation expense at each reporting date for any changes in the fair value and recognized the expense prorated for the portion of the requisite service period completed. Accordingly, the Company recognized $0.7 million and $1.1 million in non-cash compensation expense for the years ended December 31, 2016 and 2015, respectively. Under liquidation accounting, compensation expense is no longer recorded as the vesting of the restricted shares does not result in cash outflow for the Company.

2014 Advisor Multi-Year Outperformance Agreement

On April 15, 2014 (the “Effective Date”), the Company entered into a multi-year outperformance agreement (the “OPP”) with the OP and the Former Advisor. Under the OPP, the Former Advisor was issued 8,880,579 LTIP Units in the OP with a maximum award value on the issuance date equal to 5.0% of the Company’s market capitalization (the “OPP Cap”). The LTIP Units are structured as profits interests in the Operating Partnership.

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

Based on calculations for the Three-Year Period, the Former Advisor earned 43,685 LTIP Units under the terms of the OPP on April 15, 2017. Pursuant to the terms of the OPP Side Letter, these LTIP units were immediately vested on April 15, 2017, were converted on a one-for-one basis into unrestricted shares of the Company’s common stock on May 9, 2017, and were issued to the Former Advisor on May 9, 2017. Following the issuance of the shares of common stock on May 9, 2017, the remaining 7,664,156 LTIP Units issued to the Former Advisor were forfeited.

Under the OPP, the Former Advisor’s eligibility to earn a number of LTIP units with a value equal to a portion of the OPP Cap upon the first, second and third anniversaries of the Effective Date was based on the Company’s achievement of certain levels of total return to the Company’s stockholders (“Total Return”),

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017, 2016 AND 2015

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

Relative Component: 4% of any excess Total Return attained above the Total Return for the performance period of the Peer Group*, subject to a ratable sliding scale factor as follows based on achievement of cumulative Total Return measured from the beginning of such period:

• 100% will be earned if total stockholder return achieved is at least:	18%	6%	12%
• 50% will be earned if total stockholder return achieved is:	0%	0%	0%
• 0% will be earned if total stockholder return achieved is less than:	0%	0%	0%
• a percentage from 50% to 100% calculated by linear interpolation will be earned if the cumulative Total Return achieved is between:	0% – 18%	0% – 6%	0% – 12%

*	The “Peer Group” is comprised of certain companies in the SNL US REIT Office Index.

The potential outperformance award was calculated at the end of each One-Year Period, the Two-Year Period and the Three- Year Period. The award earned for the Three-Year Period was based on the formula in the table above less any awards earned for the Two-Year Period and One-Year Periods, but not less than zero; the award earned for the Two-Year Period was based on the formula in the table above less any award earned for the first and second One-Year Period, but not less than zero. Any LTIP units that were unearned at the end of the Performance Period have been forfeited.

The following table presents information about the Company’s OPP, which, under going concern accounting, was measured at fair value on a recurring basis as of December 31, 2016, aggregated by the level in the fair value hierarchy within which the instrument falls:

(In thousands)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
December 31, 2016
OPP	—	—	$5,457	$5,457

On December 26, 2016, 1,172,739 LTIP units were converted to common stock pursuant to the OPP Side Letter based on a fair market value of $10.08 per share.

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017, 2016 AND 2015

Level 3 valuations

The following is a reconciliation of the beginning and ending balance for the changes in instruments with Level 3 inputs in the fair value hierarchy for the year ended December 31, 2016:

In thousands	OPP
Balance as of December 31, 2015	$43,500
Fair value adjustment	(26,222)

Ending balance as of December 31, 2016	$17,278

The following table provides quantitative information about significant Level 3 input used:

Financial Instrument	Fair Value	Principal Valuation Technique	Unobservable Inputs	Input Value
December 31, 2016		Monte Carlo
OPP	$5,457	Simulation	Expected volatility	28.0%

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

Note 17 – Accumulated Other Comprehensive Income (Loss)

The following table illustrates the changes in accumulated other comprehensive income (loss) as of and for the periods indicated:

	Unrealized Gains on Available-for-Sale Securities	Change in Unrealized Gain (Loss) on Derivatives	Total Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2014	$244	$(1,060)	$(816)
Other comprehensive loss, before reclassifications	(137)	(2,344)	(2,481)
Amounts reclassified from accumulated other comprehensive income (loss)	(107)	2,167	2,060

Net current-period other comprehensive income	(244)	(177)	(421)

Balance, December 31, 2015	—	(1,237)	(1,237)
Other comprehensive loss, before reclassifications	—	(742)	(742)
Amounts reclassified from accumulated other comprehensive income (loss)	—	1,266	1,266

Net current-period other comprehensive income	—	524	524

Balance, December 31, 2016	$—	$(713)	$(713)

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017, 2016 AND 2015

For a reconciliation of the income statement line item affected due to amounts reclassified out of accumulated other comprehensive loss for the years ended December 31, 2016 and 2015, see Note 11 – Interest Rate Derivatives and Hedging Activities.

Note 18 – Earnings Per Share

Prior to the adoption of the liquidation basis of accounting, the Company determined basic earnings per share on the weighted average number of common shares outstanding during the period. The Company computed diluted earnings per share based on the weighted average number of common shares outstanding combined with the incremental weighted average effect for all outstanding potentially dilutive instruments.

The following is a summary of the basic and diluted net loss per share computations for the periods presented:

	Year Ended December 31,
(In thousands, except share and per share data)	2016	2015
Basic and diluted net loss attributable to stockholders	$(82,526)	$(39,081)

Weighted average shares outstanding, basic and diluted	164,949,461	162,165,580

Net loss per share attributable to stockholders, basic and diluted	$(0.50)	$(0.24)

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

	Year Ended December 31,
	2016	2015
Unvested restricted shares	268,780	316,570
OP units	841,660	4,178,090
LTIP units	7,707,841	8,880,579

Total anti-dilutive common share equivalents	8,818,281	13,375,239

Note 19 – Non-Controlling Interests

The Company is the sole general partner of the OP, and the Company and a subsidiary of the Company hold all of the OP units as of December 31, 2017. As of December 31, 2016, the Former Advisor or members, employees or former employees of the Former Advisor held 841,660 OP units and 7,707,841 unvested LTIP units. On January 3, 2017, the Company issued 841,660 shares of its common stock upon redemption of 841,660 OP units, following which no OP units remained outstanding other than OP units held by the Company corresponding to shares of the Company’s common stock. There were $1.9 million and $2.6 million respectively, of distributions paid to OP unit and LTIP unit holders during the years ended December 31, 2016 and 2015.

A holder of OP units has the right to distributions on the same basis as a holder of shares of the Company’s common stock, and has the right to redeem OP units for the cash value of a corresponding number of shares of

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017, 2016 AND 2015

the Company’s common stock or a corresponding number of shares of the Company’s common stock, at the election of the Company, in accordance with the limited partnership agreement of the OP. The remaining rights of the holders of OP units are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP’s assets.

During the year ended December 31, 2016, 3,336,430 OP units were redeemed for shares of the Company’s common stock and reclassified from non-controlling interest to stockholders’ equity.

Note 20 – Quarterly Results (Unaudited)

Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2016 and 2015:

	Quarters Ended
(In thousands, except share and per share data)	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Total revenues	$36,709	$39,923	$41,260	$42,382

Basic and diluted net income (loss) attributable to stockholders	$487	$(11,540)	$(45,267)	$(26,202)

Weighted average shares outstanding, basic and diluted	163,872,612	164,835,872	165,384,074	165,692,013

Net income (loss) per share attributable to stockholders, basic and diluted	$—	$(0.07)	$(0.27)	$(0.16)

	Quarters Ended
(In thousands, except share and per share data)	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Total revenues [1]	$41,849	$43,677	$44,608	$44,387

Basic and diluted net loss attributable to stockholders	$(8,516)	$(8,982)	$(13,075)	$(8,508)

Weighted average shares outstanding, basic and diluted	162,092,424	162,156,470	162,203,065	162,208,672

Net loss per share attributable to stockholders, basic and diluted [2]	$(0.05)	$(0.06)	$(0.08)	$(0.05)

[1]	During the fourth quarter of 2015, the Company reclassified the write-off of a terminated below-market lease from depreciation and amortization expense to revenue. Revenue for the quarter ended March 31, 3015 has been revised to reflect this reclassification.
[2]	During the fourth quarter of 2015, the Company identified certain immaterial errors impacting interest expense in its previously issued quarterly financial statements. Interest expense and net loss were underestimated by $0.3 million for each of the quarters ended March 31, 2015, June 30, 2015 and September 30, 2015. Quarterly amounts in the table above have been revised to reflect the corrected amounts.

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017, 2016 AND 2015

Note 21 – Subsequent Events

On February 28, 2018, the Company and the Winthrop Advisor entered into an amendment to the Current Advisory Agreement providing for a term ending March 31, 2018 and amending the Current Advisory Agreement to provide that, in lieu of the termination provisions described above, the Current Advisory Agreement will automatically renew for a one month period on the expiration of any renewal term, unless terminated by a majority of our independent directors or the Winthrop Advisor elects to terminate the Current Advisory Agreement without cause and without penalty, upon written notice forty-five (45) days before the expiration of any renewal term. The Current Advisory Agreement will also automatically terminate at the effective time of the dissolution of the Company in accordance with a Plan of Liquidation or, if the assets of the Company are transferred to a liquidating trust (or the Company is converted into a liquidating entity), the final disposition of the assets transferred by the liquidating trust or held by the liquidating entity. In addition, the amendment provides that commencing March 1, 2018, the Company will reimburse the Winthrop Advisor for the compensation of Wendy Silverstein as chief executive officer of the Company or otherwise.

The Company has evaluated subsequent events through the filing of this Annual Report on Form 10-K, and determined that there have not been any other events that have occurred that would require adjustments or disclosures in the consolidated financial statements, except as disclosed in Note 6.

NEW YORK REIT, INC.

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

(in thousands)					Initial Costs		Subsequent to Acquisition		Accumulated Depreciation (2)	Net Liquidation Adjustment (1)	Total
Portfolio	State	Acquisition Date	Encumbrances at December 31, 2017		Land	Building and Improvements	Land	Building and Improvements
Design Center	NY	6/22/2010	$19,048		$11,243	$18,884	$—	$3,447	$(6,322)	$—	$27,252
367-387 Bleecker St	NY	2/1/2010	—	(3)	—	31,167	—	—	(8,092)	—	23,075
33 West 56th St (garage)	NY	6/1/2011	—	(4)	—	4,637	—	(556)	(561)	—	3,520
416 Washington St	NY	11/3/2011	—	(4)	—	8,979	—	(331)	(1,396)	—	7,252
One Jackson Sq	NY	11/18/2011	—	(4)	—	21,466	—	(3,042)	(2,364)	—	16,060
350 West 42nd St	NY	3/16/2012	—	(4)	—	19,869	—	83	(4,586)	—	15,366
1100 Kings Highway	NY	5/4/2012	20,200		17,112	17,947	—	110	(3,900)	—	31,269
350 Bleecker St	NY	12/31/2012	—	(4)	—	11,783	—	2	(2,274)	—	9,511
333 West 34th St	NY	8/9/2013	—	(4)	98,600	120,908	—	242	(26,825)	—	192,925
Viceroy Hotel	NY	11/18/2013	—	(4)	—	169,945	—	(41,308)	(1,621)	—	127,016
Net liquidation adjustment (1)			—		—	—	—	—	—	35,370	35,370

			$39,248		$126,955	$425,585	$—	$(41,353)	$(57,941)	$35,370	$488,616

(1)	Under the liquidation basis of accounting, our real estate holdings are now carried at their estimated value. As a result, the net liquidation adjustment is the net adjustment that we have made to the carrying value of the property in order to reflect its fair value.
(2)	Depreciation expense will not be recorded subsequent to December 31, 2016 as a result of the adoption of our plan of liquidation.
(3)	The properties comprised of 367-387 Bleecker Street are not subject to mortgages under the Mortgage Loan with the exception of 382-384 Bleecker Street, which is subject to a mortgage under the Mortgage Loan.
(4)	These properties are subject to mortgages under the Mortgage Loan which had an outstanding balance of $176.2 million as of December 31, 2017.

The tax basis of the above properties was $1,540,000 at December 31, 2017.

A summary of activity for real estate and accumulated depreciation for the years ended December 31, 2017, 2016 and 2015:

	December 31,
(In thousands)	2017 (Liquidation basis)	2016 (Going Concern basis)	2015 (Going Concern basis)
Real estate investments, at cost (including assets held for sale):
Balance at beginning of year	$1,653,315	$1,714,720	$1,729,983
Capital expenditures	6,389	21,891	27,231
Dispositions	(1,148,517)	(83,296)	(42,494)
Liquidation adjustment, net	(22,571)	—	—

Balance at end of year	$488,616	$1,653,315	$1,714,720

Accumulated depreciation (including assets held for sale):
Balance at beginning of year	$168,301	$139,412	$93,012
Depreciation expense	—	56,527	61,527
Dispositions	(110,360)	(27,638)	(15,127)
Liquidation adjustment	(57,941)	—	—

Balance at end of year	$—	$168,301	$139,412