Form 10-Q
period 2018-03-31
New York REIT, Inc.
filed 2018-05-09
CIK 1474464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2018

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

As of April 30, 2018, the registrant had 16,791,769 shares of common stock, $0.01 par value per share, outstanding.

NEW YORK REIT, INC.

NEW YORK REIT, INC.

FORM 10-Q MARCH 31, 2018

CONSOLIDATED STATEMENTS OF NET ASSETS

(Liquidation Basis)

(Unaudited, in thousands)

	March 31, 2018	December 31, 2017
Assets
Investments in real estate	$122,716	$488,616
Investment in unconsolidated joint venture	264,408	257,634
Cash and cash equivalents	92,589	241,019
Restricted cash held in escrow	92,844	99,768
Accounts receivable	8,487	3,696

Total Assets	581,044	1,090,733
Liabilities
Mortgage notes payable	57,112	215,494
Liability for estimated costs in excess of estimated receipts during liquidation	10,879	27,228
Accounts payable, accrued expenses and other liabilities	10,337	14,881
Related party fees payable	9	17

Total Liabilities	78,337	257,620

Commitments and Contingencies
Net assets in liquidation	$502,707	$833,113

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEW YORK REIT, INC.

FORM 10-Q MARCH 31, 2018

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(Liquidation Basis)

(Unaudited, in thousands)

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Net assets in liquidation, beginning of period	$833,113	$1,552,926
Changes in net assets in liquidation
Changes in liquidation value of investments in real estate	(4,000)	—
Changes in liquidation value of investment in unconsolidated joint venture	6,774	—
Remeasurement of assets and liabilities	2,678	121

Net changes in liquidation value	5,452	121
Liquidating distributions to common stockholders	(335,858)	—

Changes in net assets in liquidation	(330,406)	121

Net assets in liquidation, end of period	$502,707	$1,553,047

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

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

The Company purchased its first property and commenced active operations in June 2010. As of March 31, 2018, the Company owned nine properties including the Company’s share of WWP Holdings, LLC (Worldwide Plaza), aggregating 1.1 million rentable square feet, with an average occupancy of 97.6%. Seven properties were sold subsequent to March 31, 2018. The Company’s portfolio at March 31, 2018 primarily consisted of office and retail properties, representing 73% and 10%, respectively, of rentable square feet as of March 31, 2018. The Company also owns a hotel and one stand alone parking garage. Properties other than office and retail spaces represent 17% of rentable square feet.

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

In March 2018 the Company effected a 1-for-10 reverse stock split (the “Reverse Split”) of its common stock (“Common Shares”) pursuant to which each of ten Common Shares issued and outstanding as of the close of market on March 15, 2018 were automatically combined into one Common Share, subject to the elimination of fractional shares. All references to Common Shares outstanding and per Common Share amounts have been restated to reflect the effect of the Reverse Split for all periods presented.

Any fractional shares resulting from the Reverse Split have been redeemed for cash in lieu of shares.

Note 2 – Liquidation Plan

The Liquidation Plan, as amended by the Board of Directors in accordance with the terms of the Liquidation Plan, provides for an orderly sale of the Company’s assets, payment of the Company’s liabilities and other obligations and the winding down of operations and final dissolution of the Company. The Company is not permitted to make any new investments except to exercise its option (the “WWP Option”) to purchase additional equity interests in Worldwide Plaza, and enter into the transaction relating to Worldwide Plaza pursuant to the Membership Interest Purchase Agreement with a purchaser, a joint venture between an affiliate of SL Green Realty Corp. and a private equity fund sponsored by RXR Realty LLC or to make protective acquisitions or advances with respect to its existing assets (see Note 7). The Company is permitted to satisfy any existing contractual obligations and fund required tenant improvements and capital expenditures at its real estate properties, including real estate properties owned by joint ventures in which the Company owns an interest.

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(unaudited)

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

The dissolution process and the amount and timing of distributions to stockholders involves risks and uncertainties. Accordingly, it is not possible to predict the timing or aggregate amount which will be ultimately distributed to stockholders and no assurance can be given that the distributions will equal or exceed the estimate of net assets presented in the Consolidated Statements of Net Assets.

The Company expects to continue to qualify as a REIT throughout the liquidation until such time as the Company is converted into a limited liability company, which will require stockholder approval, or any remaining assets are transferred into a liquidating trust. The Board shall use commercially reasonable efforts to continue to cause the Company to maintain its REIT status, provided however, the Board may elect to terminate the Company’s status as a REIT if it determines that such termination would be in the best interest of the stockholders.

Although the Board does not intend to do so, the Board may terminate the Liquidation Plan without stockholder approval only (i) if the Board approves the Company to enter into an agreement involving the sale or other disposition of all or substantially all of the assets or common stock by merger, consolidation, share exchange, business combination, sale or other transaction involving the Company or (ii) if the Board determines, in exercise of its duties under Maryland law, after consultation with the Winthrop Advisor, if applicable, or other third party experts familiar with the market for Manhattan office properties, that an adverse change in the market for Manhattan office properties has occurred and reasonably would expect it to adversely affect continuing with the Liquidation Plan. Notwithstanding approval of the Liquidation Plan by the stockholders, the Board may amend the Liquidation Plan without further action by the stockholders to the extent permitted under the current law.

Note 3 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements of the Company were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All intercompany accounts and transactions have been eliminated in consolidation.

Liquidation Basis of Accounting

As a result of the approval of the Liquidation Plan by the stockholders, the Company adopted the liquidation basis of accounting as of January 1, 2017 and for the periods subsequent to December 31, 2016 in accordance with GAAP. Accordingly, on January 1, 2017, the carrying value of the Company’s assets were adjusted to their liquidation value, which represents the estimated amount of cash that the Company will collect on disposal of assets as it carries out its liquidation activities under the Liquidation Plan. The current estimate of net assets in liquidation has been calculated based on undiscounted cash flow projections that all the properties will be sold by July 31, 2018 except for the remaining interest in Worldwide Plaza. The Company projects that the remaining interest in Worldwide Plaza will be sold approximately during the fourth quarter of 2021. The actual timing of sales has not yet been determined and is subject to future events and uncertainties. These estimates are subject to change based on the actual timing of future asset sales.

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(unaudited)

The liquidation value of the Company’s investments in real estate is based on expected sales proceeds presented on an undiscounted basis. Estimated costs to dispose of assets have been presented separately from the related assets. Liabilities are carried at their contractual amounts due as adjusted for the timing and other assumptions related to the liquidation process.

The Company accrues costs and revenues that it expects to incur and earn as it carries out its liquidation activities through the end of the projected liquidation period to the extent it has a reasonable basis for estimation. Estimated costs expected to be incurred through the end of the liquidation period include budgeted property expenses and corporate overhead, costs to dispose of the properties, mortgage interest expense, costs associated with satisfying known and contingent liabilities and other costs associated with the winding down and dissolution of the Company. Revenues are based on in-place leases plus management’s estimates of revenue upon re-lease based on current market assumptions. These amounts are classified as a net liability for estimated costs in excess of estimated receipts during liquidation on the Consolidated Statement of Net Assets. Actual costs and revenues may differ from amounts reflected in the consolidated financial statements due to the inherent uncertainty in estimating future events. These differences may be material. See Note 4 for further discussion. Actual costs incurred but unpaid as of March 31, 2018 and December 31, 2017 are included in accounts payable, accrued expenses and other liabilities on the Consolidated Statement of Net Assets.

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

Revenue Recognition

Under liquidation basis of accounting, the Company has accrued all revenue that it expects to earn through the end of liquidation to the extent it has a reasonable basis for estimation. Revenues are accrued based on contractual amounts due under the leases in place over the estimated hold period of each asset. These amounts are classified within liability for estimated costs in excess of estimated receipts during liquidation on the Consolidated Statement of Net Assets.

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

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(unaudited)

Investments in Real Estate

As of January 1, 2017, the investments in real estate were adjusted to their estimated net realizable value upon sale, or liquidation value, to reflect the change to the liquidation basis of accounting. The liquidation value represents the estimated amount of cash the Company expects to collect on the disposal of its assets as it carries out the liquidation activities of its Liquidation Plan. The liquidation value of the Company’s investments in real estate are presented on an undiscounted basis. Estimated revenue during the period following the commencement of liquidation and prior to the expected sale date and costs to dispose of these assets are presented separately from the related assets. Subsequent to January 1, 2017, all changes in the estimated liquidation value of the investments in real estate are reflected as a change in the Company’s net assets in liquidation presented on an undiscounted basis.

The liquidation value of investments in real estate is based on a number of factors including discounted cash flow and direct capitalization analyses, detailed analysis of current market comparables and broker opinions of value, and binding purchase offers to the extent available.

Investment in Unconsolidated Joint Venture

The Company accounts for its investment in unconsolidated joint venture under the equity method of accounting because the Company exercises significant influence over, but does not control the entity and is not considered to be the primary beneficiary. Under liquidation accounting, the investment in unconsolidated joint venture is recorded at its net realizable value. The Company evaluates the net realizable value of its unconsolidated joint venture at each reporting period. Any changes in net realizable value will be reflected as a change in the Company’s net assets in liquidation. The liquidation value of the Company’s remaining investment in Worldwide Plaza as of March 31, 2018 is based on the value of the property as a result of the Company’s recent sale of its 48.7% interest in Worldwide Plaza.

Amortization

Under liquidation accounting, intangible assets and liabilities are included in the liquidation value of investments in real estate and are no longer amortized.

Restricted Cash

Restricted cash primarily consists of the $90.7 million capital improvement reserve for Worldwide Plaza with the balance representing maintenance, real estate tax, structural and debt service reserves.

Recent Accounting Pronouncement

There are no new accounting pronouncements that are applicable or relevant to the Company under the liquidation basis of accounting.

Note 4—Liability for Estimated Costs in Excess of Estimated Receipts During Liquidation

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

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(unaudited)

The Company accrued the following revenues and expenses expected to be earned or incurred during liquidation (in thousands):

	March 31, 2018	December 31, 2017
Rents and reimbursements	$737	$1,956
Hotel revenues	7,298	11,769
Release of liability	4,270	—
Property operating expenses	(520)	1,930
Hotel operating expense	(5,473)	(10,487)
Interest expense	(52)	(1,779)
General and administrative expenses	(11,242)	(11,137)
Capital expenditures	(477)	(920)
Sales costs	(5,420)	(18,560)

Liability for estimated costs in excess of estimated receipts during liquidation	$(10,879)	$(27,228)

The change in the liability for estimated costs in excess of estimated receipts during liquidation for the three month periods ended March 31, 2018 and 2017 are as follows (in thousands):

	January 1, 2018	Net Change in Working Capital (1)	Remeasurement of Assets and Liabilities	March 31, 2018
Assets:
Estimated net inflows from investments in real estate	$3,920	$(2,862)	$4,725	$5,783
Liabilities:
Sales costs	(18,559)	13,004	135	(5,420)
Corporate expenditures	(12,589)	3,529	(2,182)	(11,242)

	(31,148)	16,533	(2,047)	(16,662)

Total liability for estimated costs in excess of estimated receipts during liquidation	$(27,228)	$13,671	$2,678	$(10,879)

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(unaudited)

	January 1, 2017	Net Change in Working Capital (1)	Remeasurement of Assets and Liabilities	March 31, 2017
Assets:
Estimated net inflows from investments in real estate	$58,303	$(22,209)	$309	$36,403
Liabilities:
Sales costs	(69,524)	—	—	(69,524)
Corporate expenditures	(67,360)	17,795	(188)	(49,753)

	(136,884)	17,795	(188)	(119,277)

Total liability for estimated costs in excess of estimated receipts during liquidation	$(78,581)	$(4,414)	$121	$(82,874)

(1)	Represents changes in cash, restricted cash, accounts receivable, accounts payable and accrued expenses as a result of the Company’s operating activities for the periods ended March 31, 2018 and 2017.

Note 5 – Net Assets in Liquidation

Net assets in liquidation decreased by $330.4 million during the three months ended March 31, 2018 primarily due to a liquidating distribution to common stockholders of $335.9 million and a $4.0 million decrease in the estimated liquidation value of the Viceroy property, which was directly offset by a release of liability of $4.3 million associated with the termination of the Viceroy management agreement. The decrease in net assets was further offset by a net increase of $2.9 million due to a remeasurement of estimated receipts and an increase of $2.3 million related to an increase in the estimated hold period for Worldwide Plaza.

Net assets in liquidation increased by $121,000 during the three months ended March 31, 2017. The primary reason for the increase in net assets was due to a change in the estimate of expected cash flows from various properties.

The net assets in liquidation at March 31, 2018, presented on an undiscounted basis include the Company’s proportionate share in Worldwide Plaza’s net assets which include a property value at $1.725 billion based on the Company’s recent sale of its 48.7% interest in Worldwide Plaza discussed in Note 7. Future increases in value of Worldwide Plaza, if any, from the agreed additional capital investment will be reflected in the statement of net assets when such capital investments are made and such increases in market value can be observed.

There were 16,791,769 Common Shares outstanding at March 31, 2018. The net assets in liquidation as of March 31, 2018, if sold at their net asset value, would result in liquidating distributions of approximately $29.94 per common share. On May 1, 2018, the Board declared a cash liquidating distribution of $4.85 per share payable on May 18, 2018 to stockholders of record on May 11, 2018, reducing the estimate of future liquidating distributions to $25.09 per share. The net assets in liquidation as of March 31, 2018 of $502.7 million, if sold at their net asset value, plus the cumulative liquidating distribution to common stockholders of $851.4 million ($50.70 per common share) prior to March 31, 2018 would result in cumulative liquidating distributions to common stockholders of $80.64 per share. There is inherent uncertainty with these projections, and they could change materially based on the timing of the sales, the performance of the underlying assets and any changes in the underlying assumptions of the projected cash flows.

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(unaudited)

Note 6 — Real Estate Investments

2018 Activity

333 West 34th Street – property sale – On January 5, 2018, the Company sold to an independent third party the 333 West 34th Street office property in Manhattan, New York for a gross sales price of $255.0 million. The property was part of the collateral for the Company’s $760.0 million POL Loans (defined in Note 8). In connection with the sale, the Company paid down $110.6 million as required under the POL Loans upon the sale of the property. After satisfaction of debt, pro-rations and closing costs, the Company received net proceeds of approximately $134.6 million. The estimated liquidation value of the property was $255.0 million at December 31, 2017.

350 West 42nd Street – property sale – On January 10, 2018, the Company sold to an independent third party the 350 West 42nd Street retail property in Manhattan, New York for a gross sales price of $25.1 million. The property was part of the collateral for the Company’s $760.0 million POL Loans. In connection with the sale, the Company paid down $11.3 million as required under the POL Loans upon the sale of the property. After satisfaction of debt, pro-rations and closing costs, the Company received net proceeds of approximately $12.6 million. The estimated liquidation value of the property was $25.1 million at December 31, 2017.

One Jackson Square – property sale – On February 6, 2018, the Company sold to an independent third party the One Jackson Square retail property in Manhattan, New York for a gross sales price of $31.0 million. The property was part of the collateral for the Company’s $760.0 million POL Loans. In connection with the sale, the Company paid down $13.0 million as required under the POL Loans upon the sale of the property. After satisfaction of debt, pro-rations and closing costs, the Company received net proceeds of approximately $16.5 million. The estimated liquidation value of the property was $31.0 million at December 31, 2017.

306 East 61st Street—property sale – On February 16, 2018, the Company sold to an independent third party the 306 East 61st Street office property in Manhattan, New York for a gross sales price of $47.0 million. The property was encumbered by a $19.0 million mortgage loan which was satisfied in full at closing. After satisfaction of debt, pro-rations and closing costs, the Company received net proceeds of approximately $26.5 million. The estimated liquidation value of the property was $47.0 million at December 31, 2017.

2091 Coney Island Avenue – property sale – On February 14, 2018, the Company sold to an independent third party the 2091 Coney Island Avenue office property in Brooklyn, New York for a gross sales price of $3.8 million. The property, together with the retail property located at 2067-2073 Coney Island Avenue make up 1100 Kings Highway. The property was part of the collateral for the $20.2 million mortgage note payable on 1100 Kings Highway. In connection with the sale and as required in the mortgage loan agreement, the Company paid down a portion of the outstanding mortgage loan of $4.4 million. The estimated liquidation value of the property was $3.8 million at December 31, 2017.

416 Washington Street – property sale – On January 22, 2018, the Company entered into a contract to sell to an independent third party the 416 Washington Street retail property in Manhattan, New York for a gross sales price of $11.2 million. The sale was completed on April 19, 2018. The property was part of the collateral for the Company’s $760.0 million POL Loans. The Company was required to pay down $5.5 million under the POL Loans upon the sale of the property. After satisfaction of debt, pro-rations and closing costs, the Company received net proceeds of approximately $5.1 million. The estimated liquidation value of the property was $11.2 million at March 31, 2018 and December 31, 2017.

350 Bleecker Street and 367-387 Bleecker Street – property sale – On February 15, 2018, the Company entered into a combined contract to sell to an independent third party the 350 Bleecker Street and 367-387 Bleecker Street properties located in Manhattan, New York for a gross sales price of $31.5 million. The sale was completed on April 19, 2018. The properties were part of the collateral for the Company’s $760.0 million POL Loans. In connection with the sale, the Company was required to pay down the POL Loans by $21.1 million. After satisfaction of debt, pro-rations and closing costs, the Company received net proceeds of approximately $8.8 million. The estimated liquidation value of the properties was $31.5 million at March 31, 2018 and December 31, 2017.

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(unaudited)

2067 – 2073 Coney Island Avenue – property sale – On January 25, 2018, the Company entered into a contract to sell to an independent third party the 2067-2073 Coney Island Avenue retail property in Brooklyn, New York for a gross sales price of $30.5 million. The sale was completed on May 1, 2018. The property was part of the collateral for the $20.2 million mortgage note payable on 1100 Kings Highway. The estimated liquidation value of the property was $30.5 million at March 31, 2018 and December 31, 2017.

Centurion Parking Garage – property sale – On March 15, 2018, the Company entered into a contract to sell to an independent third party the Centurion Parking Garage property located at 33 West 56th Street, Manhattan, New York, for a gross sales price of $3.5 million. The sale was completed on May 1, 2018. The estimated liquidation value of the property was $3.5 million at March 31, 2018 and December 31, 2017.

POL Loans – In April 2018, the POL Loans were fully satisfied using proceeds from the sales of 382-384 Bleecker Street, 350 Bleecker Street, 416-415 Washington Street and reserves.

Future Minimum Rent

The following table presents future minimum base cash rental payments due to the Company, excluding future minimum base cash rental payments related to the Company’s unconsolidated joint venture, subsequent to March 31, 2018. These amounts exclude contingent rental payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes among other items.

(In thousands)	Future Minimum Base Cash Rental Payments
April 1, 2018 - December 31, 2018	$3,737
2019	4,492
2020	4,330
2021	3,176
2022	2,597
Thereafter	6,247

Total	$24,579

Based on the Company’s anticipated holding period for each property, the Company has accrued approximately $0.6 million of contractual base cash rental payments, excluding reimbursements.

The following table lists the tenants whose annualized cash rent represented greater than 10% of total annualized cash rent for the three months ended March 31, 2018 and 2017, including annualized cash rent related to the Company’s unconsolidated joint venture:

		March 31,
Property Portfolio	Tenant	2018	2017
Worldwide Plaza	Cravath, Swaine & Moore, LLP	41.9%	16%
Worldwide Plaza	Nomura Holdings America, Inc.	27.3%	11%

The termination, delinquency or non-renewal of any of the above tenants may have a material adverse effect on the Company’s operations.

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(unaudited)

Note 7 — Investment in Unconsolidated Joint Venture

The Company initially owned a 48.9% equity interest in Worldwide Plaza. On June 1, 2017, the Company acquired an additional 49.9% equity interest in Worldwide Plaza on exercise of the WWP Option pursuant to the Company’s rights under the joint venture agreement of Worldwide Plaza for a contract purchase price of $276.7 million, based on the option price of the property of approximately $1.4 billion less $875.0 million of debt on the property. The Company’s joint venture partner exercised its right to retain 1.2% of the aggregate membership interests in Worldwide Plaza. Following the exercise of the option, the Company owned a total equity interest of 98.8% in Worldwide Plaza.

On October 18, 2017, the Company sold a 48.7% interest in Worldwide Plaza to a joint venture managed by SL Green Realty Corp. and RXR Realty LLC based on an estimated underlying property value of $1.725 billion. In conjunction with the equity sale, there was a concurrent $1.2 billion refinancing of the existing Worldwide Plaza debt. The Company received cash at closing of approximately $446.5 million from the sale and excess proceeds from the financing, net of closing costs which included $108.3 million of defeasance and prepayment costs. The new debt on Worldwide Plaza bears interest at a blended rate of approximately 3.98% per annum, requires monthly payments of interest only and matures in November 2027. The Company has reserved $90.7 million of the proceeds in a separate account to fund future capital improvements to Worldwide Plaza. Following the sale of its interest, the Company now holds a 50.1% interest in Worldwide Plaza. The Company has determined that this investment is an investment in a variable interest entity (VIE). The Company has determined that it is not the primary beneficiary of this VIE since the Company does not have the power to direct the activities that most significantly impact the VIE’s economic performance. The Company accounts for this investment using the equity method of accounting.

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

The amounts reflected in the following tables are based on the financial information of Worldwide Plaza. Under liquidation accounting, equity investments are carried at net realizable value.

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(unaudited)

The condensed balance sheets as of March 31, 2018 and December 31, 2017 for Worldwide Plaza are as follows:

(In thousands)	March 31, 2018	December 31, 2017
Real estate assets, at cost	$825,316	$825,310
Less accumulated depreciation and amortization	(192,092)	(185,377)

Total real estate assets, net	633,224	639,933
Cash and cash equivalents	36,614	15,964
Other assets	149,640	161,285

Total assets	$819,478	$817,182

Debt	$1,216,161	$1,213,193
Other liabilities	130,044	126,142

Total liabilities	1,346,205	1,339,335
Deficit	(526,727)	(522,153)

Total liabilities and deficit	$819,478	$817,182

The condensed statements of operations for the three months ended March 31, 2018 and 2017 for Worldwide Plaza are as follows:

	March 31,
(In thousands)	2018	2017
Rental income	$34,179	$34,300
Operating expenses:
Operating expenses	13,947	13,399
Depreciation and amortization	7,650	7,202

Total operating expenses	21,597	20,601
Operating income	12,582	13,699
Interest expense	(18,205)	(15,255)

Net loss	$(5,623)	$(1,556)

Note 8 — Mortgage Notes Payable

Mortgage notes payable are carried at their contractual amounts due under liquidation accounting. The Company had outstanding mortgage notes payable of $57.1 million at March 31, 2018 and $215.5 million at December 31, 2017. The mortgage notes payable are collateralized directly by the real estate held by the Company identified in the table below.

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(unaudited)

The Company’s mortgage notes payable as of March 31, 2018 and December 31, 2017 consist of the following (in thousands):

		Outstanding Loan Amount		Effective Interest Rate at March 31, 2018
Portfolio	Encumbered Properties	March 31, 2018	December 31, 2017			Interest Rate	Maturity
Mortgage Loan (1)	5	$41,262	$176,246	5.4%		Libor + 3.5%	Sep 2018
1100 Kings Highway (3)	1	15,850	20,200	4.3%		Libor + 2.4%	May 2018
Design Center (4)	—	—	19,048	N/A		N/A	N/A

Mortgage notes payable, gross principal amount		$57,112	215,494	5.1	% (2)

(1)	At March 31, 2018 encumbered properties are 382-384 Bleecker Street, 350 Bleecker Street, 416-425 Washington Street, 33 W 56th Street and 120 W 57th Street (the “POL Loan Properties”). The Mortgage Loan has been repaid in full subsequent to March 31, 2018 as discussed further below.
(2)	Calculated on a weighted average basis for all mortgages outstanding as of March 31, 2018.
(3)	Loan was paid off in connection with the sale of the property.
(4)	The loan was satisfied in full subsequent to March 31, 2018 in connection with the sale of the property.

On August 1, 2017, the Company’s mortgage loan collateralized by the 1100 Kings Highway property was modified to extend the maturity date to April 1, 2018 and to allow for partial release of the collateral. The loan also requires a cash sweep starting January 1, 2018 unless the property is under contract for sale for an amount equal to or greater than 133% of the outstanding mortgage loan payable. As the property is under contract for sale for an amount that exceeds the threshold, the lender has not initiated the cash sweep. In April 2018, the loan maturity date was extended to May 29, 2018.

On December 20, 2016, the Company, through indirect wholly owned subsidiaries of the OP, entered into a mortgage loan (the “Mortgage Loan”) in the aggregate amount of $500.0 million and a mezzanine loan in the aggregate amount of $260.0 million (the “Mezzanine Loan” and, together with the Mortgage Loan, the “POL Loans”). The POL Loans were initially secured directly, in the case of the Mortgage Loan, and indirectly in the case of the Mezzanine Loan, by properties located in New York, New York at 245-249 West 17th Street, 333 West 34th Street, 216-218 West 18th Street, 50 Varick Street, 229 West 36th Street, 122 Greenwich Street, 350 West 42nd Street, 382-384 Bleecker Street, 350 Bleecker Street, 416-425 Washington Street, 33 West 56th Street and 120 West 57th Street (the “POL Loan Properties”). Properties sold during 2017 and 2018 have been released and are no longer collateral for the POL Loans.

The Mortgage Loan initially required monthly interest payments at an initial weighted average interest rate of LIBOR plus 2.38% and the Mezzanine Loan required monthly interest payments at an initial weighted average interest rate of LIBOR plus 5.65%. The LIBOR portions of the interest rates due under the POL Loans were capped at 3.0% pursuant to interest rate cap agreements.

On December 20, 2017, the Mortgage Loan was extended through September 30, 2018. Under the extended term, the Mortgage Loan requires monthly interest payments at a weighted average interest rate of LIBOR plus 3.50%. The Mezzanine Loan was fully satisfied in 2017.

The POL Loans were recourse to the Company and could have been accelerated only in the event of a default. The POL Loans could have been prepaid, in whole or in part, without payment of any prepayment premium or spread maintenance premium or any other fee or penalty.

In connection with a sale or disposition of an individual POL Loan Property to a third party, such POL Loan Property could have been released from the collateral securing the Mortgage Loan, subject to certain conditions, by prepayment of a release price (the “Release Amount”) as defined in the Mortgage Loan agreements. In certain instances, 110% of the Release Amount was required to be paid in order to release the property. During the three months ended March 31, 2018, the POL Loans were paid down approximately $134.9 million as a result of the sale of 333 West 34th Street, 350 West 42nd Street and 122 Greenwich Street. In April 2018, the POL Loans were fully satisfied using proceeds from the sales of 382-384 Bleecker Street, 350 Bleecker Street, 416-425 Washington Street and reserves.

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(unaudited)

Concurrently with the POL Loans, the Company entered into guaranty agreements with respect to the POL Loans that required the Company to maintain, (i) on a consolidated basis, a minimum net worth of $300.0 million, which minimum net worth will be reduced pro rata with any prepayment of the POL Loans once the outstanding principal amount of the POL Loans is less than $300.0 million, but in no event will the minimum net worth be reduced below $150.0 million, and (ii) liquid assets having a market value of at least $25.0 million, which minimum market value of liquid assets may be reduced to $15.0 million in the event the outstanding amount under the POL Loans is equal to or less than $100.0 million. As of March 31, 2018, the minimum net worth requirement was $150.0 million, and the minimum liquidity requirement was $15.0 million. The Company met both requirements as of March 31, 2018. As a result of the repayment of the POL Loans, these requirements are no longer applicable.

Some of the Company’s mortgage note agreements require compliance with certain property-level financial covenants including debt service coverage ratios. As of March 31, 2018, the Company was in compliance with the financial covenants under its mortgage note agreements.

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

As these instruments were not converted to cash or other considerations, derivative financial instruments were valued at $0 as of January 1, 2017 in accordance with liquidation accounting. The Company was not a party to any derivative financial instruments at March 31, 2018 or December 31, 2017.

Note 10 — Common Stock

In March 2018, the Company effected a 1-for-10 reverse stock split pursuant to which each of ten Common Shares issued and outstanding as of the close of market on March 15, 2018 were automatically combined into one Common Share, subject to elimination of fractional shares.

As of March 31, 2018 and December 31, 2017 the Company had 16.8 million shares of common stock outstanding, including unvested shares of restricted common stock (“restricted shares”). On January 3, 2017, the Company issued 84,166 shares of its common stock upon redemption of 841,660 OP units held by certain individuals who were members of the Former Advisor or its affiliates. As of March 31, 2018 and December 31, 2017, there were no OP units outstanding, other than OP units held by the Company. See Note 15 – Non-Controlling Interests.

The Company expects to make periodic liquidating distributions out of net proceeds of asset sales, subject to satisfying its liabilities and obligations, in lieu of regular monthly dividends. During 2017, the Company paid aggregate liquidating distributions equal to $30.70 per share. On January 26, 2018, the Company paid a cash liquidating distribution of $20.00 per share. On May 1, 2018, the Company declared a cash liquidating distribution of $4.85 per share payable to stockholders of record as of May 11, 2018. There can be no assurance as to the actual amount or timing of future liquidating distributions stockholders will receive.

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

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

Future Minimum Base Rent Payments
(In thousands)	Ground Leases
April 1, 2018 - December 31, 2018	3,927
2019	5,432
2020	5,432
2021	5,633
2022	5,914
Thereafter	238,138

Total minimum lease payments	$264,476

As of March 31, 2018, the future minimum base rent payments related to the ground leases accrued until the projected disposal of the related properties amounted to $1.2 million and are included in liability for estimated costs in excess of estimated receipts during liquidation.

Litigation and Regulatory Matters

In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. There are no legal or regulatory proceedings pending or known to be contemplated against the Company from which the Company expects to incur a material loss.

Eastdil/Wells Fargo Arbitration

On October 18, 2017, the Company sold a 48.7% interest in Worldwide Plaza to a joint venture managed by SL Green Realty Corp. and RXR Realty LLC. The Company had previously retained Wells Fargo Securities, LLC (pursuant to an agreement that contemplated that certain of the services could be delegated to an affiliate, Eastdil Secured LLC) (collectively “Eastdil/Wells Fargo”) to, among other services, assist the Company in a possible sale of Worldwide Plaza. In late 2016, Eastdil lost key personnel to a competitor, Cushman & Wakefield. As a result of these personnel losses at Eastdil, the Company felt it necessary to also hire CBRE to assist the Company and in support of Eastdil in the possible sale of Worldwide Plaza. In connection with the sale of the 48.7% interest in Worldwide Plaza, the Company paid compensation to Eastdil/Wells Fargo of $2.1 million pursuant to the Company’s understanding of the fee due to Eastdil/Wells Fargo based on specific oral and written representations by Eastdil/Wells Fargo to the Company of what would be due to Eastdil/Wells Fargo on the partial interest sale. Subsequent to the completion of the sale of the 48.7% interest in Worldwide Plaza, Eastdil/Wells Fargo is now alleging additional amounts are due to Eastdil/Wells Fargo, as if the Company’s entire interest in Worldwide Plaza was sold, and has filed a demand for arbitration with the American Arbitration Association against the Company. Eastdil/Wells Fargo is claiming compensation totaling $4.4 million, or an additional $2.3 million over the $2.1 million that has already been paid Eastdil/Wells Fargo by the Company. The Company believes Eastdil/Wells Fargo should be bound by their representations concerning the sale, and will vigorously defend the Company’s position. No date has been set for the arbitration hearing as of the date of this filing. The Company has included an amount it feels appropriate for legal fees and the contingent liability in its Consolidated Statement of Net Assets as a component of liability for estimated costs in excess of estimated receipts during liquidation at March 31, 2018.

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(unaudited)

Harris Derivative Suit

In October 2016, Berney Harris (the “Plaintiff”) filed a derivative complaint (the “Harris Complaint”) on behalf of the Company against certain current and former members of the Company’s board of directors (the “director defendants”), the Former Advisor, and certain affiliates of the Former Advisor (together with the Former Advisor, the “Former Advisor defendants”). The Complaint was filed in the Supreme Court of the State of New York, New York County on October 13, 2016. The Harris Complaint alleged, among other things, that the director defendants breached their fiduciary duties by putting the interests of the Former Advisor defendants before those of the public stockholders, which breach was aided and abetted by the Former Advisor defendants. The Harris Complaint also asserted claims of corporate waste against the director defendants and unjust enrichment against certain of the Former Advisor defendants. On December 16, 2016, the defendants filed motions to dismiss on the basis of a provision in the Company’s bylaws providing that the state or federal courts of Maryland are the sole and exclusive forum for derivative claims such as those raised in the Harris Complaint. On August 10, 2017, the Court issued an Order granting the Company’s and the director defendants’ motion to dismiss and also granted the motion to dismiss of one of the Former Advisor defendants. At the same time, the Court requested additional briefing as to the other Former Advisor defendants’ motion to dismiss, which the Court neither granted nor denied at the time and which is still pending before the Court. On September 15, 2017, the Former Advisor defendants who had not been dismissed filed a memorandum of law in further support of their motion to dismiss. On October 3, 2017, Plaintiff filed a motion seeking to modify the Court’s August 10, 2017 Order to the extent that it dismissed the Company as a nominal defendant. On October 18, 2017, Plaintiff filed a notice of appeal of the Court’s Order dismissing the Company, the director defendants, and one Former Advisor defendant. On November 21, 2017, Plaintiff filed a motion for leave to appeal from certain parts of the Court’s August 10, 2017 Order.

On December 6, 2017, the Court dismissed the Harris Complaint in its entirety without prejudice. Accordingly, the Court denied as moot Plaintiff’s November 21, 2017 motion for leave to appeal. On January 31, 2018, Plaintiff filed an amended notice of appeal of the Court’s Order dismissing the Harris Complaint and the Court’s prior August 10, 2017 Order. At this time, it is unclear whether Plaintiff will pursue any of his appeals, whether he will succeed if he does pursue any appeals, or whether Plaintiff will seek to file a complaint in another jurisdiction.

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

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(unaudited)

Note 12 — Related Party Transactions and Arrangements

Viceroy Hotel

The following table details revenues from related parties at the Viceroy Hotel. The Company did not have any receivables from related parties as of March 31, 2018 and 2017.

	March 31,
(In thousands)	2018	2017
Hotel revenues	$1	$3

Winthrop Advisor and its Affiliates

On December 19, 2016 the Company entered into an agreement (the “Current Advisory Agreement”) with Winthrop Advisor, pursuant to which Winthrop Advisor served as the Company’s exclusive advisor with respect to all matters primarily related to any plan of liquidation and dissolution of the Company and as a consultant to the Board on certain other matters during the period from January 3, 2017 through March 7, 2017 and is serving as exclusive advisor to the Company from and after March 8, 2017.

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

On February 28, 2018, the Company and the Winthrop Advisor entered into an amendment to the Current Advisory Agreement providing for a term ending March 31, 2018 and amending the Current Advisory Agreement to provide that the Current Advisory Agreement will automatically renew for a one month period on the expiration of any renewal term, unless terminated by a majority of our independent directors or the Winthrop Advisor elects to terminate the Current Advisory Agreement without cause and without penalty, upon written notice forty-five (45) days before the expiration of any renewal term. The Current Advisory Agreement will also automatically terminate at the effective time of the dissolution of the Company in accordance with a Plan of Liquidation or, if the assets of the Company are transferred to a liquidating trust (or the Company is converted into a liquidating entity), the final disposition of the assets transferred to the liquidating trust or held by the liquidating entity. In addition, the amendment provides that commencing March 1, 2018, the Company will reimburse the Winthrop Advisor for the compensation of Wendy Silverstein as chief executive officer of the Company as determined by the Compensation Committee. During the three months ended March 31, 2018, the Company reimbursed Winthrop Advisor $167,000 for compensation of the Chief Executive Officer.

In connection with the adoption of liquidation accounting, the Company accrues costs it expects to incur through the end of liquidation. As of March 31, 2018, the Company has accrued asset management fees and compensation reimbursements totaling $2.4 million payable to Winthrop Advisor representing management’s estimate of future asset management costs to final liquidation, provided there is no assurance that the contract will continue to be extended at the same terms, if at all. This amount is included in estimated costs in excess of estimated receipts during liquidation.

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

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(unaudited)

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

The following table details amounts incurred by the Company to Winthrop Advisor and its affiliates in connection with the operations related services described above for the periods presented and any amounts payable to or due from Winthrop Advisor as of the dates specified:

			Payable as of
	Three Months Ended March 31,		March 31,	December 31,
(In thousands)	2018	2017	2018	2017
Asset management fees	$863	$1,667	$—	$—
Property management fees	34	46	9	46
Reimbursements	167	—	—	—

Total related party operational fees and reimbursements	$1,064	$1,713	$9	$46

Former Advisor and its Affiliates

Prior to March 8, 2017, the Company paid to the Former Advisor an asset management fee equal to 0.50% per annum of the cost of assets, as defined, up to $3.0 billion and 0.40% per annum of the cost of assets above $3.0 billion.

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

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(unaudited)

The following table details amounts incurred and paid by the Company to the Former Advisor and its affiliates in connection with the operations related services described above for the periods presented:

Three Months Ended March 31, 2017
(In thousands)	Incurred
To the Former Advisor and affiliates:
Asset management fees	$2,339
Transfer agent and other professional fees	414
Property management fees	560

Total related party operational fees and reimbursements	$3,313

The Former Advisor, individual members of the Former Advisor, and employees or former employees of the Former Advisor held interests in the OP. See Note 15 — Non-Controlling Interests.

Note 13 — Economic Dependency

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

Note 14 — Share-Based Compensation

Stock Option Plan

The Company has a stock option plan (the “Plan”) which authorizes the grant of nonqualified stock options to the Company’s independent directors, officers, advisors, consultants and other personnel, subject to the absolute discretion of the board of directors and the applicable limitations of the Plan. The exercise price for all stock options granted under the Plan will be equal to the fair market value of a share on the date of grant. Upon a change in control, unvested options will become fully vested and any performance conditions imposed with respect to the options will be deemed to be fully achieved. A total of 50,000 shares have been authorized and reserved for issuance under the Plan. As of March 31, 2018 and December 31, 2017, no stock options were issued under the Plan.

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

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(unaudited)

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

The following table displays restricted share award activity during the three months ended March 31, 2018:

	Number of Restricted Shares	Weighted-Average Issue Price
Unvested, December 31, 2017	6,828	$103.20
Granted	—	—
Vested	3,299	103.68

Unvested, March 31, 2018	3,529	102.71

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

On April 15, 2015 and 2016, in connection with the end of the One-Year Period and Two-Year Period, 367,059 and 805,679 LTIP Units, respectively, were earned by the Former Advisor under the terms of the OPP. Pursuant to the OPP Side Letter, these LTIP Units immediately vested upon approval by the Compensation Committee and converted into unrestricted shares of the Company’s common stock.

Based on calculations for the Three-Year Period, the Former Advisor earned 43,685 LTIP Units under the terms of the OPP on April 15, 2017. Pursuant to the terms of the OPP Side Letter, these LTIP units were immediately vested on April 15, 2017, were converted into unrestricted shares of the Company’s common stock on May 9, 2017, and were issued to the Former Advisor on May 9, 2017. Following the issuance of the shares of common stock on May 9, 2017, the remaining 7,664,156 LTIP Units issued to the Former Advisor were forfeited.

Under the OPP, the Former Advisor’s eligibility to earn a number of LTIP units with a value equal to a portion of the OPP Cap upon the first, second and third anniversaries of the Effective Date was based on the Company’s achievement of certain levels of total return to the Company’s stockholders (“Total Return”), including both share price appreciation and common stock dividends, as measured against a peer group of companies, for the three-year performance period commencing on the Effective Date (the “Three-Year Period”); each 12-month period during the Three-Year Period (the “One-Year Period”); and the initial 24-month period of the Three-Year Period (the “Two-Year Period”).

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(unaudited)

Note 15 — Non-Controlling Interests

On January 3, 2017, the Company issued 84,166 shares of its common stock upon redemption of 841,660 OP units held by the Former Advisor or members, employees or former employees of the Former Advisor. Following the issuance, no OP units remained outstanding other than OP units held by the Company corresponding to shares of the Company’s common stock.

Note 16 — Subsequent Events

The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q, and determined that there have not been any events that have occurred that would require adjustments to disclosures in the consolidated financial statements, except as disclosed in Note 6.

NEW YORK REIT, INC.

March 31, 2018

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

Forward-Looking Statements

Certain statements contained herein constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Our future results, financial condition and business may differ materially from those expressed in these forward-looking statements. You can find many of these statements by looking for words such as “approximates,” “believes,” “estimates,” “expects,” “anticipates,” “intends,” “plans,” “would,” “may” or similar expressions in this Quarterly Report on Form 10-Q. These forward-looking statements are subject to numerous assumptions, risks and uncertainties. Many of the factors that will determine these items are beyond our ability to control or predict. Factors that may cause actual results to differ materially from those contemplated by the forward-looking statements include, but are not limited to, those set forth in our Annual Report on Form 10-K for the year ended December 31, 2017 under “Forward Looking Statements” and “Item 1A – Risk Factors,” as well as our other filings with the Securities and Exchange Commission. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. We expressly disclaim any responsibility to update forward-looking statements, whether as a result of new information, future events or otherwise. Accordingly, investors should use caution in relying on forward-looking statements, which are based on information, judgments and estimates at the time they are made, to anticipate future results or trends.

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

In March 2018 we effected a 1-for-10 reverse stock split, which we refer to as the Reverse Split, of its common shares of beneficial interest, which we refer to as common shares, pursuant to which each of ten shares of its common shares issued and outstanding as of the close of the market on March 15, 2018 were automatically combined into one common share, subject to the elimination of fractional shares. All common shares and per common share data included in this Quarterly Report on Form 10-Q and the accompanying Consolidated Financial Statements and Notes thereto have been adjusted to reflect this Reverse Split.

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

NEW YORK REIT, INC.

March 31, 2018

The Liquidation Plan enables us to sell any and all of our assets without further approval of the stockholders and provides that liquidating distributions be made to the stockholders as determined by the Board. Pursuant to applicable REIT rules, we must complete the disposition of our assets by January 3, 2019, two years after the date the Liquidation Plan was approved by the stockholders, in order to deduct liquidating distributions as dividends. In order to comply with applicable tax laws, the Company will be converted into a limited liability company or any of our assets not sold by January 3, 2019, will be distributed into a liquidating trust. If the Company will be converted into a limited liability company or we transfer our assets to a liquidating trust, holders of our common shares will receive beneficial interests in the liquidating entity equivalent to those held in the Company. Holders of our common shares should note that unlike our common shares, which are freely transferable, interests in the liquidating entity will generally not be transferable except by will, intestate succession or operation of law. Therefore, the recipients of the interests in the liquidating entity will not have the ability to realize any value from these interests except from distributions made by the liquidating entity, the timing of which will be solely in the discretion of the liquidating entity’s trustees. As compared to the Company which is required to comply with all of the filing requirements of the Securities and Exchange Commission for publicly traded entities, based on current guidance provided by the staff of the Securities and Exchange Commission applicable to liquidating trusts, the liquidating entity may be required to file only annual reports containing unaudited financial statements on Form 10-K and current reports on Form 8-K with the Securities and Exchange Commission.

The dissolution process and the amount and timing of distributions to stockholders involves risks and uncertainties. Accordingly, it is not possible to predict the timing or aggregate amount which will be ultimately distributed to stockholders and no assurance can be given that the distributions will equal or exceed the estimate of net assets presented in the Consolidated Statement of Net Assets. To date, liquidating distributions totaling $50.70 per common share have been paid.

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

Liquidation Plan

On June 1, 2017 we closed on our acquisition of the additional interest in Worldwide Plaza, which is further discussed below. As of the date of this Quarterly Report on Form 10-Q, all of our assets have been sold, except for the Viceroy Hotel and our remaining interest in Worldwide Plaza. Our current estimates of net assets in liquidation, presented on an undiscounted basis, are based on an expectation that all of our properties will be sold by July 31, 2018, except for the remaining interest in Worldwide Plaza. For purposes of liquidation accounting, our estimate of net assets in liquidation value assumes a sale of Worldwide Plaza on March 31, 2019 based on an estimated value of $1.725 billion. These estimates are subject to change based on the actual timing of future asset sales.

The net assets in liquidation at March 31, 2018 are presented on an undiscounted basis and does not include Management’s estimated future increase in value from the planned investment in the repositioning of Worldwide Plaza. Our current estimate of the liquidation value of investments in real estate includes Worldwide Plaza at $1.725 billion which is based on a current market transaction associated with our sale of a 48.7% interest in the property on October 18, 2017 discussed in Note 7 in the accompanying consolidated financial statements. Our venture partners have jointly developed and recommended a capital budget, which we have agreed to. The timing of the sale of the property, and the ultimate value we receive from the sale, are subject to change. The capital plan includes targeted capital improvements aimed at maintaining the institutional quality of the building and an appropriate allocation to

NEW YORK REIT, INC.

March 31, 2018

allow for critical tenant lease renewals and rolls. In addition, capital will be available for new management to focus on repositioning the property as a more modern asset, with a corresponding program to rebrand and likely rename the building as well as energizing and maximizing the potential of the retail and concourse space. We have set aside approximately $90.7 million from the refinancing proceeds to cover an estimate of our share of potential future leasing and capital costs at the property. To the extent the full $90.7 million reserve is not used, the balance is expected to be available for distribution to stockholders. Our joint venture partners have committed to contribute their pro-rata share of the budgeted capital investment.

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

Management believes that if these actions are successful, the estimated value of the property could increase to between $1.9 billion and $2.2 billion, on an undiscounted basis, by November 2021, our estimated sale date of this investment. Assuming additional investment in Worldwide Plaza of $64.0 million, plus a corresponding investment from our joint venture partners, a future value for Worldwide Plaza between $2.0 billion and $2.2 billion would produce a residual value between $21.99 and $27.69 per share, an increase of $3.30 to $8.99 per share over our current carrying value. In addition, we have contractual rents which generate a predictable cash flow from Worldwide Plaza during the estimated four-year hold period through 2021 which, net of expenses, we estimate would produce an additional $3.58 per share over the four-year hold period versus the $1.16 currently accrued. These estimates of potential future cash flow are undiscounted. Management’s estimate, like any estimate or projection, is subject to various assumptions and uncertainties including the joint venture’s ability to execute on the business plan, tenants paying their rental obligations, the equity capital and financing markets and New York City market conditions generally. There is no assurance that the joint venture will be successful in taking these various actions and that these actions will, in fact, result in the estimated increase in the value of the property.

Current Activity

To date in 2018, we have sold 12 properties for an aggregate sales price of $438.6 million. The 2018 sales of properties and the pending contracts to sell properties are summarized below.

333 West 34th Street – property sale – On January 5, 2018, we sold to an independent third party the 333 West 34th Street office property in Manhattan, New York for a gross sales price of $255.0 million. The property was part of the collateral for our $760.0 million POL Loans. In connection with the sale, we paid down $110.6 million as required under the POL Loans upon the sale of the property. After satisfaction of debt, pro-rations and closing costs, we received net proceeds of approximately $134.6 million. The estimated liquidation value of the property was $255.0 million at December 31, 2017.

350 West 42nd Street – property sale – On January 10, 2018, we sold to an independent third party the 350 West 42nd Street retail property in Manhattan, New York for a gross sales price of $25.1 million. The property was part of the collateral for our $760.0 million POL Loans. In connection with the sale, we paid down $11.3 million as required under the POL Loans upon the sale of the property. After satisfaction of debt, pro-rations and closing costs, we received net proceeds of approximately $12.6 million. The estimated liquidation value of the property was $25.1 million at December 31, 2017.

One Jackson Square – property sale – On February 6, 2018, we sold to an independent third party the One Jackson Square retail property in Manhattan, New York for a gross sales price of $31.0 million. The property was part of the collateral for our $760.0 million POL Loans. In connection with the sale, we paid down $13.0 million as required under the POL Loans upon the sale of the property. After satisfaction of debt, pro-rations and closing costs, we received net proceeds of approximately $16.5 million. The estimated liquidation value of the property was $31.0 million at December 31, 2017.

NEW YORK REIT, INC.

March 31, 2018

306 East 61st Street - property sale – On February 16, 2018, we sold to an independent third party the 306 East 61st Street office property in Manhattan, New York for a gross sales price of $47.0 million. The property was encumbered by a $19.0 million mortgage loan which was satisfied in full at closing. After satisfaction of debt, pro-rations and closing costs, we received net proceeds of approximately $26.5 million. The estimated liquidation value of the property was $47.0 million at December 31, 2017.

2091 Coney Island Avenue – property sale – On February 14, 2018, we sold to an independent third party the 2091 Coney Island Avenue office property in Brooklyn, New York for a gross sales price of $3.8 million. The property, together with the retail property located at 2067-2073 Coney Island Avenue make up 1100 Kings Highway. The property was part of the collateral for the $20.2 million mortgage note payable on 1100 Kings Highway. In connection with the sale, we were required to pay down the outstanding mortgage loan by $4.4 million. The estimated liquidation value of the property was $3.8 million at December 31, 2017.

416 Washington Street – property sale – On January 22, 2018, we entered into a contract to sell to an independent third party the 416 Washington Street retail property in Manhattan, New York for a gross sales price of $11.2 million. The sale was completed on April 19, 2018. The property was part of the collateral for our $760.0 million POL Loans. We were required to pay down $5.5 million under the POL Loans upon the sale of the property. After satisfaction of debt, pro-rations and closing costs, we received net proceeds of approximately $5.1 million. The estimated liquidation value of the property was $11.2 million at March 31, 2018 and December 31, 2017.

350 Bleecker Street and 367-387 Bleecker Street – property sale – On February 15, 2018, we entered into a combined contract to sell to an independent third party the 350 Bleecker Street and 367-387 Bleecker Street properties located in Manhattan, New York for a gross sale price of $31.5 million. The sale was completed on April 19, 2018. The properties are part of the collateral for our $760.0 million POL Loans. In connection with the sale, we were required to pay down the POL Loans by $21.1 million. After satisfaction of debt, pro-rations and closing costs, we received net proceeds of approximately $8.8 million. The estimated liquidation value of the properties was $31.5 million at March 31, 2018 and December 31, 2017.

2067 – 2073 Coney Island Avenue – property sale – On January 25, 2018, we entered into a contract to sell to an independent third party the 2067-2073 Coney Island Avenue retail property in Brooklyn, New York for a gross sales price of $30.5 million. The sale was completed on May 1, 2018. The property was part of the collateral for the $20.2 million mortgage note payable on 1100 Kings Highway. After satisfaction of debt, pro-rations and closing costs, we received net proceeds of approximately $13.7 million. The estimated liquidation value of the property was $30.5 million at March 31, 2018 and December 31, 2017.

Centurion Parking Garage – property sale – On March 15, 2018 we entered into a contract to sell to an independent third party the Centurion Parking Garage property located at 33 West 56th Street, Manhattan, New York, for a gross sales price of $3.5 million. The sale was completed on May 1, 2018. After satisfaction of pro-rations and closing costs, we received net proceeds of approximately $3.3 million. The estimated liquidation value of the property was $3.5 million at March 31, 2018 and December 31, 2017.

POL Loans – In April 2018, the POL Loans were fully satisfied using proceeds from the sales of 382-384 Bleecker Street, 350 Bleecker Street, 416-415 Washington Street and reserves.

Liquidity and Capital Resources

As of March 31, 2018, we had cash and cash equivalents of $92.6 million. Our total assets and undiscounted net assets in liquidation were $0.6 million and $0.5 million, respectively, at March 31, 2018. Our ability to meet our obligations is contingent upon the disposition of our assets in accordance with our Liquidation Plan. We estimate that the proceeds from our Liquidation Plan will be adequate to pay our obligations, however, we cannot provide any assurance as to the prices or net proceeds we will receive from the disposition of our assets.

NEW YORK REIT, INC.

March 31, 2018

Our principal demands for funds are to pay or fund operating expenses, capital expenditures, principal and interest payments on our outstanding indebtedness and liquidating distributions to our stockholders. We believe that cash flow from operations, along with sale proceeds, will continue to provide adequate capital to fund our operating, administrative and other expenses incurred during liquidation as well as debt service obligations in the short term. Due to the property sales, we will have reduced future operating revenue and may need to fund future operating expenses from cash on hand. As a REIT, we must distribute annually at least 90% of our REIT taxable income. Our principal sources and uses of funds are further described below.

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

POL Loans

On December 20, 2016, we entered into a mortgage loan (the “Mortgage Loan”) in the aggregate amount of $500.0 million and a mezzanine loan in the aggregate amount of $260.0 million (the “Mezzanine Loan” and, together with the Mortgage Loan, the “POL Loans”), which were secured directly, in the case of the mortgage loan, and indirectly in the case of the mezzanine loan, by our properties located in New York, New York at 245-249 West 17th Street, 333 West 34th Street, 216-218 West 18th Street, 50 Varick Street, 229 West 36th Street, 122 Greenwich Street, 350 West 42nd Street, 382-384 Bleecker Street, 350 Bleecker Street, 416-425 Washington Street, 33 West 56th Street and 120 West 57th Street (the “POL Loan Properties”). The properties sold during 2017 and to date in 2018 have been released and are no longer collateral for the POL Loans. POL Loans were paid in full in April 2018 and all of the POL Loan Properties have been released as collateral.

The POL Loans provided that in connection with a sale or disposition of an individual POL Loan Property to a third party, such POL Loan Property could be released from the collateral securing the Mortgage Loan, subject to certain conditions, by prepayment of a release price (the “Release Amount”) as defined in the Mortgage Loan agreements. In certain instances, 110% of the Release Amount was required to be paid in order to release the property. During 2017, the Mezzanine Loan was repaid in full and $323.8 million was repaid on the Mortgage Loan, reducing the POL Loan balance to $176.2 million at December 31, 2017. During 2018, the POL Loans were repaid as a result of the sale of 333 West 34th Street, 350 West 42nd Street, 122 Greenwich Street, 382-384 Bleecker Street, 350 Bleecker Street, 416-425 Washington Street and the use of reserves. The outstanding principal amount after such pay downs was $41.3 million.

On December 20, 2017, the POL Loans were extended through September 20, 2018. The Mortgage Loan requires monthly interest payments at a weighted average interest rate of LIBOR plus 3.50%. Additionally, during the extension period we are no longer required to pay down 110% of the Release Amount in order to release the property.

Sales Proceeds

In connection with the Liquidation Plan, we plan to sell all of our assets. We believe the sales proceeds will be sufficient to satisfy the mortgage notes payable encumbering the properties.

Principal Use of Funds

Capital Expenditures

As of March 31, 2018, we owned nine properties, including seven properties which have been sold subsequent to March 31, 2018. In connection with the leasing of our properties, we have entered into and will continue to enter into agreements with our tenants to provide allowances for tenant

NEW YORK REIT, INC.

March 31, 2018

improvements. These allowances require us to fund capital expenditures up to amounts specified in our lease agreements. We intend to fund tenant improvement allowances with cash on hand and cash flows from operations. We funded $0.1 million in capital expenditures during the three months ended March 31, 2018, which was funded primarily from cash on hand.

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

Loan Obligations

As of March 31, 2018, we had consolidated mortgage notes payable of $57.1 million, which had a weighted average interest rate of 5.1%. During April 2018, the $41.3 million outstanding balance on our POL Loans was repaid in full.

On August 1, 2017, our mortgage loan collateralized by the 1100 Kings Highway property, which consisted of 2091 Coney Island Avenue and 2067-2073 Coney Island Avenue, was modified to extend the maturity date to April 1, 2018 and to allow for partial release of the collateral. The 2091 Coney Island Avenue property was sold on February 14, 2018 and we made a $4.4 million payment on the loan in connection with the sale. Following the pay down, the outstanding mortgage loan balance was $15.8 million and was collateralized only by the 2067-2073 Coney Island Avenue property. On April 1, 2018, the mortgage loan was modified to extend the maturity date to May 29, 2018. The 2067-2073 Coney Island Avenue property was sold on May 1, 2018 and the loan was repaid in full at closing.

The payment terms of our mortgage loan obligations require interest only payments payable monthly. Some of our mortgage note agreements require us to comply with specific reporting covenants. As of March 31, 2018, we were in compliance with the financial covenants under our mortgage note agreements.

Cash Flows

Our level of liquidity based upon cash and cash equivalents decreased by approximately $148.4 million from $241.0 million at December 31, 2017 to $92.6 million at March 31, 2018.

The common stockholders approved the Liquidation Plan on January 3, 2017, and we adopted the liquidation basis of accounting effective January 1, 2017. We did not make any acquisitions in new investments in 2018, and, in accordance with the Liquidation Plan, no further acquisitions are expected.

Our primary sources of non-operating cash flow for the three months ended March 31, 2018 include:

•	$255.0 million from the sale of our 333 West 34th Street property;

•	$47.0 million from the sale of our 306 East 61st Street property;

•	$31.0 million from the sale of our One Jackson Square property;

•	$25.1 million from the sale of our 350 West 42nd Street property; and

•	$3.8 million from the sale of our 2091 Coney Island Avenue property.

NEW YORK REIT, INC.

March 31, 2018

Our primary uses of non-operating cash flow for the three months ended March 31, 2018 include:

•	$158.4 million for principal repayments on our mortgage notes;

•	$335.9 million for liquidating distributions to common shareholders; and

•	$13.0 million for costs associated with the sale of properties.

We did not have any sources of non-operating cash flow for the three months ended March 31, 2017.

Our primary uses of non-operating cash flow for the three months ended March 31, 2017 include:

•	$30.0 million for the deposit required upon our exercise of the WWP Option which was funded from restricted cash;

•	$0.5 million for capital improvements at our properties; and

•	$0.1 million for principal repayments on our mortgage notes payable.

Contractual Obligations

Debt Obligations

The following is a summary of our contractual debt obligations as of March 31, 2018:

		April 1, 2018 - December 31, 2018	Years Ended December 31,
(In thousands)	Total		2019 - 2020	2021 - 2022	Thereafter
Principal payment due:
Mortgage notes payable	$57,112	$57,112	$—	$—	$—

Interest payments due:
Mortgage notes payable	$287	$287	$—	$—	$—

All debt maturing during 2018 is expected to be paid in full with proceeds from property sales. To date in 2018, $158.4 million of the debt maturing in 2018 has been repaid.

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

		April 1, 2018 - December 31, 2018	Years Ended December 31,
(In thousands)	Total		2019 - 2020	2021 - 2022	Thereafter
Ground lease obligations	$264,479	$3,927	$10,865	$11,546	$238,138

NEW YORK REIT, INC.

March 31, 2018

Comparability of Financial Data From Period to Period

Results of Operations

In light of the adoption of liquidation basis accounting as of January 1, 2017, the results of operations for the current period are not comparable to the prior year period. Our remaining assets continue to perform in a manner that is relatively consistent with prior reporting periods. We have experienced no significant changes in occupancy or rental rates, other than those discussed below in our remaining properties.

Due to the adoption of the Liquidation Plan, we are no longer reporting funds from operations, core funds from operations, adjusted funds from operations, adjusted earnings before interest, taxes, depreciation and amortization, net operating income, cash net operating income and adjusted cash net operating income, as we no longer consider these to be key performance measures.

Occupancy and Leasing

As of March 31, 2018 our consolidated portfolio was 97.6% leased, compared to 99.7% as of March 31, 2017 as adjusted for properties sold in 2017 and through March 31, 2018. Occupancy is inclusive of leases signed but not yet commenced. See Significant Accounting Estimates and Critical Accounting Policies below for accounting policies relating to revenue recognition.

Changes in Net Assets in Liquidation

A summary of the change in net asset value for the three months ended March 31, 2018 is as follows:

Liquidating distribution to common stockholders	$(335,858)
Release of liability (1)	4,270
Revised estimated liquidation value of Viceroy	(4,000)
Revised estimated costs	2,850
Adjustments for holding periods	2,332

Change in net asset value	$(330,406)

(1)	Amount is associated with the termination of the Viceroy management agreement and is included in accounts payable, accrued expenses and other liabilities on our Consolidated Statement of Net Assets at December 31, 2017. It is expected that upon sale of the Viceroy, this liability will be transferred to the buyer.

A summary of the change in net asset value for the three months ended March 31, 2017 is as follows:

Revised estimated costs	121

Change in net asset value	$121

The net assets in liquidation at March 31, 2018, which are presented on an undiscounted basis, includes Worldwide Plaza valued at $1.725 billion which is based on the recent sale of a 48.7% interest in the property as discussed in Note 7 in the accompanying consolidated financial statements and excludes Management’s estimate of the future increase in value from the planned investment in the repositioning of Worldwide Plaza, resulting in liquidating distributions of approximately $29.94 per common share. This estimate of liquidating distributions includes projections of costs and expenses to be incurred during the period required to complete the Liquidation Plan. As of October 18, 2017, Worldwide Plaza is managed by a joint venture of SL Green and RXR Realty, two of the largest owner operators in New York City. We, along with our new joint venture partners, are committed to investing significant additional capital into Worldwide Plaza to further improve and reposition the asset which we believe

NEW YORK REIT, INC.

March 31, 2018

includes embedded opportunities to roll leases to increase the value of the property. We believe that once the actions are implemented and come to fruition, the value of Worldwide Plaza will range from $1.9 billion to $2.2 billion by our anticipated sale date of November 2021. The increase in the future market value of Worldwide Plaza will be reflected in the Statement of Net Assets in liquidation as the specific actions related to the repositioning have been completed and such increases in market value can be observed. Assuming a future value of $2.0 billion in November 2021, would result in an increase to our net assets in liquidation of approximately $6.88 per share, which would result in estimated net assets in liquidation, on an undiscounted basis, of $36.82 per share. Management’s estimate, like any estimate or projection, is subject to various assumptions and uncertainties including the joint venture’s ability to execute on the business plan, tenants paying their rental obligations, the equity capital and financing markets and New York City market conditions generally. There is no assurance that the joint venture will be successful in taking these various actions and that these actions will, in fact, result in the estimated increase in the value of the property.

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

March 31, 2018

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

Investment in Unconsolidated Joint Venture

We account for our investment in unconsolidated joint venture under the equity method of accounting because we exercise significant influence over, but do not control the entity and are not considered to be the primary beneficiary. Under liquidation accounting, the investment in unconsolidated joint venture is recorded at its net realizable value. We evaluate the net realizable value of our unconsolidated joint venture at each reporting period. Any changes in net realizable value will be reflected as a change in our net assets in liquidation. The liquidation value of our remaining investment in Worldwide Plaza as of March 31, 2018 is based on the value of the property as a result of the recent sale of our 48.7% interest in Worldwide Plaza.

Derivative Instruments

We used derivative financial instruments to hedge the interest rate risk associated with a portion of our borrowings. The principal objective of such agreements is to minimize the risks and costs associated with our operating and financial structure as well as to hedge specific anticipated transactions. As of March 31, 2018, we did not hold any derivative instruments.

NEW YORK REIT, INC.

March 31, 2018

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

As of March 31, 2018, our debt consisted of solely variable-rate debt.

As of March 31, 2018, our variable-rate debt had a carrying and fair value of $57.1 million. Interest rate volatility associated with this variable-rate debt affects interest expense incurred and cash flow. The sensitivity analysis related to our variable-rate debt assumes an immediate 100 basis point move in interest rates from their March 31, 2018 levels, with all other variables held constant. A 100 basis point increase or decrease in variable interest rates on our variable-rate debt would increase or decrease our interest expense by $.06 million annually.

These amounts were determined by considering the impact of hypothetical interest rates changes on our borrowing costs, and assuming no other changes in our capital structure. As the information presented above includes only those exposures that existed as of March 31, 2018, it does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.

NEW YORK REIT, INC.

March 31, 2018

Item 4. Controls and Procedures

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

As of March 31, 2018 an evaluation was performed under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of March 31, 2018.

Other Matters

There have been no changes in our internal controls over financial reporting during the most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

The information related to litigation and regulatory matters contained in Note 11 — Commitments and Contingencies of our notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q is incorporated by reference into this Item 1. Except as set forth therein, as of the end of the period covered by this Quarterly Report on Form 10-Q, we are not a party to, and none of our properties are subject to, any material pending legal proceedings.

Item 1A. Risk Factors.

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits listed on the Exhibit Index are included, or incorporated by reference, in this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description

31.1*	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	XBRL (eXtensible Business Reporting Language). The following materials from New York REIT, Inc.‘s Quarterly Report on Form 10-Q for the three months ended March 31, 2018, formatted in XBRL: (i) the Consolidated Statement of Net Assets, (ii) the Consolidated Statement of Changes in Net Assets and (iii) the Notes to the Consolidated Financial Statements.

*	Filed herewith

NEW YORK REIT, INC.

March 31, 2018

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

Date: May 9, 2018