Form 10-Q
period 2018-06-30
New York REIT, Inc.
filed 2018-08-08
CIK 1474464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2018

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

As of August 1, 2018, the registrant had 16,791,769 shares of common stock, $0.01 par value per share, outstanding.

NEW YORK REIT, INC.

NEW YORK REIT, INC.

FORM 10-Q JUNE 30, 2018

CONSOLIDATED STATEMENTS OF NET ASSETS

(Liquidation Basis)

(Unaudited, in thousands)

	June 30, 2018	December 31, 2017
Assets
Investments in real estate	$41,000	$488,616
Investment in unconsolidated joint venture	265,362	257,634
Cash and cash equivalents	30,458	241,019
Restricted cash held in escrow	92,930	99,768
Accounts receivable	2,068	3,696

Total Assets	431,818	1,090,733
Liabilities
Mortgage notes payable	—	215,494
Liability for estimated costs in excess of estimated receipts during liquidation	2,174	27,228
Accounts payable, accrued expenses and other liabilities	8,286	14,881
Related party fees payable	—	17

Total Liabilities	10,460	257,620

Commitments and Contingencies
Net assets in liquidation	$421,358	$833,113

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEW YORK REIT, INC.

FORM 10-Q JUNE 30, 2018

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(Liquidation Basis)

(Unaudited, in thousands)

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Net assets in liquidation, beginning of period	$502,707	$1,553,047	$833,113	$1,552,926
Changes in net assets in liquidation
Changes in liquidation value of investments in real estate	(5,000)	(2,500)	(9,000)	(2,500)
Changes in liquidation value of investment in unconsolidated joint venture	5,088	—	11,862	—
Remeasurement of assets and liabilities	3	(3,375)	2,681	(3,254)
Remeasurement of non-controlling interest	—	(120)	—	(120)

Net changes in liquidation value	91	(5,995)	5,543	(5,874)
Liquidating distributions to common stockholders	(81,440)	—	(417,298)	—

Changes in net assets in liquidation	(81,349)	(5,995)	(411,755)	(5,874)

Net assets in liquidation, end of period	$421,358	$1,547,052	$421,358	$1,547,052

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

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

As of June 30, 2018, the Company owned two investments, the Viceroy Hotel and the Company’s equity interest in WWP Holdings, LLC (Worldwide Plaza). The Company’s share of Worldwide Plaza has an aggregate of 1.1 million rentable square feet, with an average occupancy of 98.2%. At June 30, 2018 office, hotel and retail space represent 78%, 17% and 5%, respectively, of rentable square feet including Worldwide Plaza. The Viceroy Hotel is currently under contract for sale which, if consummated, is expected to close in the third quarter of 2018 or shortly thereafter.

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

Note 2 — Liquidation Plan

The Liquidation Plan, as amended by the Board of Directors in accordance with the terms of the Liquidation Plan, provides for an orderly sale of the Company’s assets, payment of the Company’s liabilities and other obligations and the winding down of operations and final dissolution of the Company. The Company is no longer permitted to make any new investments other than to make protective acquisitions or advances with respect to its existing assets. The Company is permitted to satisfy any existing contractual obligations and fund required tenant improvements and capital expenditures at its real estate properties, including real estate properties owned by joint ventures in which the Company owns an interest.

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

(unaudited)

The Liquidation Plan enables the Company to sell any and all of its assets without further approval of the stockholders and provides that liquidating distributions be made to the stockholders as determined by the Board. Pursuant to applicable REIT rules, the Company must complete the disposition of its assets by January 3, 2019, two years after the date the Liquidation Plan was approved by the stockholders, in order to deduct liquidating distributions as dividends. To the extent that all of the Company’s assets are not sold by such date, the Company intends to satisfy the requirement by converting the Company to a limited liability company, which will require stockholder approval. The Company has filed a Registration Statement on Form S-4 with the Securities and Exchange Commission with respect to solicitation of stockholder approval. The Registration Statement became effective on August 6, 2018 and the Company commenced solicitation. A special meeting of stockholders will be held on Friday, September 7, 2018 at 11:00 AM, local time, at the offices of Proskauer Rose LLP, 11 Times Square, New York, New York, to conduct the vote. If the conversion is not approved by the stockholders, the Company intends to satisfy the requirement by transferring the remaining assets and liabilities to a liquidating trust.

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

Liquidation Basis of Accounting

As a result of the approval of the Liquidation Plan by the stockholders, the Company adopted the liquidation basis of accounting as of January 1, 2017 and for the periods subsequent to December 31, 2016 in accordance with GAAP. Accordingly, on January 1, 2017, the carrying value of the Company’s assets were adjusted to their liquidation value, which represents the estimated amount of cash that the Company will collect on disposal of assets as it carries out its liquidation activities under the Liquidation Plan. The current estimate of net assets in liquidation has been calculated based on undiscounted cash flow projections that all the properties will be sold by September 30, 2018 except for the remaining interest in Worldwide Plaza. The Company projects that the remaining interest in Worldwide Plaza will be sold approximately during the fourth quarter of 2021. The actual timing of sales has not yet been determined and is subject to future events and uncertainties. These estimates are subject to change based on the actual timing of future asset sales.

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

(unaudited)

The liquidation value of the Company’s investments in real estate is based on expected sales proceeds presented on an undiscounted basis. Estimated costs to dispose of assets have been presented separately from the related assets. Liabilities are carried at their contractual amounts due as adjusted for the timing and other assumptions related to the liquidation process.

The Company accrues costs and revenues that it expects to incur and earn as it carries out its liquidation activities through the end of the projected liquidation period to the extent it has a reasonable basis for estimation. Estimated costs expected to be incurred through the end of the liquidation period include budgeted property expenses and corporate overhead, costs to dispose of the properties, mortgage interest expense, costs associated with satisfying known and contingent liabilities and other costs associated with the winding down and dissolution of the Company. Revenues are based on in-place leases plus management’s estimates of revenue upon re-lease based on current market assumptions. These amounts are classified as a net liability for estimated costs in excess of estimated receipts during liquidation on the Consolidated Statements of Net Assets. Actual costs and revenues may differ from amounts reflected in the consolidated financial statements due to the inherent uncertainty in estimating future events. These differences may be material. See Note 4 for further discussion. Actual costs incurred but unpaid as of June 30, 2018 and December 31, 2017 are included in accounts payable, accrued expenses and other liabilities on the Consolidated Statements of Net Assets.

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

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

(unaudited)

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

Investment in Unconsolidated Joint Venture

The Company accounts for its investment in unconsolidated joint venture under the equity method of accounting because the Company exercises significant influence over, but does not control the entity and is not considered to be the primary beneficiary. Under liquidation accounting, the investment in unconsolidated joint venture is recorded at its net realizable value. The Company evaluates the net realizable value of its unconsolidated joint venture at each reporting period. Any changes in net realizable value will be reflected as a change in the Company’s net assets in liquidation. The liquidation value of the Company’s remaining investment in Worldwide Plaza as of June 30, 2018 is based on the value of the property as a result of the Company’s recent sale of its 48.7% interest in Worldwide Plaza (See Note 7).

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

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

(unaudited)

The Company accrued the following revenues and expenses expected to be earned or incurred during liquidation (in thousands):

	June 30, 2018	December 31, 2017
Rents and reimbursements	$—	$1,956
Hotel revenues	3,937	11,769
Release of liability	4,234	—
Property operating expenses	—	1,930
Hotel operating expense	(2,638)	(10,487)
Interest expense	—	(1,780)
General and administrative expenses	(5,868)	(11,137)
Capital expenditures	(305)	(920)
Sales costs	(1,534)	(18,559)

Liability for estimated costs in excess of estimated receipts during liquidation	$(2,174)	$(27,228)

The change in the liability for estimated costs in excess of estimated receipts during liquidation for the six month periods ended June 30, 2018 and 2017 are as follows (in thousands):

	January 1, 2018	Net Change in Working Capital (1)	Remeasurement of Assets and Liabilities	June 30, 2018
Assets:
Estimated net inflows from investments in real estate	$3,920	$(2,781)	$4,089	$5,228
Liabilities:
Sales costs	(18,559)	16,721	304	(1,534)
Corporate expenditures	(12,589)	8,433	(1,712)	(5,868)

	(31,148)	25,154	(1,408)	(7,402)

Total liability for estimated costs in excess of estimated receipts during liquidation	$(27,228)	$22,373	$2,681	$(2,174)

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

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

(1)

Represents changes in cash, restricted cash, accounts receivable, accounts payable and accrued expenses as a result of the Company’s operating activities for the six month periods ended June 30, 2018 and 2017.

(2)	Represents adjustments necessary to reflect consolidation of Worldwide Plaza (see Note 7).

Note 5 — Net Assets in Liquidation

Net assets in liquidation decreased by $81.3 million and $411.8 million during the three and six months ended June 30, 2018, respectively. During the three months ended June 30, 2018, there was a liquidating distribution to common stockholders of $81.4 million and a $5.0 million decrease in the estimated liquidation value of the Viceroy Hotel property based on the contract for sale. The decrease in net assets during the three months ended June 30, 2018 was offset by a $5.1 million increase in the estimated liquidation value of the Company’s investment in Worldwide Plaza primarily related to the extended estimated hold period.

The decrease during the six months ended June 30, 2018 is primarily due to liquidating distributions to common stockholders totaling $417.3 million, a $9.0 million decrease in the estimated liquidation value of the Viceroy Hotel property based on the contract for sale, which was directly offset by a release of liability of $4.2 million associated with the termination of the Viceroy Hotel management agreement and a $1.6 million decrease due to a remeasurement of estimated receipts related to the extended estimated hold period. The decrease in net assets was offset by a net increase of $11.9 million in the estimated liquidation value of the Company’s investment in Worldwide Plaza primarily related to the extended estimated hold period.

Net assets in liquidation decreased by $5.9 million during the six months ended June 30, 2017. With the exception of the $0.1 million decrease due to remeasurement of estimated receipts which occurred in the first quarter ended March 31, 2017, the balance of these changes were made during the three months ended June 30, 2017. The primary reasons for the decrease in net assets was due to (i) a $2.5 million decrease in the liquidation value of investments in real estate as a result of the contract for sale of the 50 Varick Street office property, (ii) an increase of $1.7 million of projected tenant and capital improvement costs primarily at the 1440 Broadway and 256 West 38th Street properties, (iii) an increase of $1.8 million in estimated corporate expenditures and (iv) other cumulative adjustments across the portfolio which net to a $1.0 million decrease in net operating cash flow. The increase in projected corporate expenditures was primarily the result of a $1.2 million increase in the estimated asset management fee payable to the Winthrop Advisor as a result of the timing of the acquisition of the additional interest in Worldwide Plaza and a change in the anticipated holding periods of certain assets, and a $0.4 million increase in interest expense due to an increase in the LIBOR rate.

These items were partially offset by a $1.1 million increase in estimated cash flows resulting from extended holding periods of certain assets.

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

(unaudited)

The net assets in liquidation at June 30, 2018, presented on an undiscounted basis include the Company’s proportionate share in Worldwide Plaza’s net assets which include a property value at $1.725 billion based on the Company’s recent sale of its 48.7% interest in Worldwide Plaza discussed in Note 7. Future increases in the value of Worldwide Plaza, if any, from the agreed additional capital investment will be reflected in the Consolidated Statements of Net Assets when such capital investments are made and such increases in fair value can be observed.

There were 16,791,769 Common Shares outstanding at June 30, 2018. The net assets in liquidation as of June 30, 2018, if sold at their net asset value, would result in liquidating distributions of approximately $25.09 per Common Share. The net assets in liquidation as of June 30, 2018 of $421.3 million, if sold at their net asset value, plus the cumulative liquidating distribution to common stockholders of $932.8 million ($55.55 per Common Share) prior to June 30, 2018 would result in cumulative liquidating distributions to common stockholders of $80.64 per Common Share. There is inherent uncertainty with these projections, and they could change materially based on the timing of the sales, the performance of the underlying assets and any changes in the underlying assumptions of the projected cash flows.

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

306 East 61st Street – property sale – On February 16, 2018, the Company sold to an independent third party the 306 East 61st Street office property in Manhattan, New York for a gross sales price of $47.0 million. The property was encumbered by a $19.0 million mortgage loan which was satisfied in full at closing. After satisfaction of debt, pro-rations and closing costs, the Company received net proceeds of approximately $26.5 million. The estimated liquidation value of the property was $47.0 million at December 31, 2017.

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

(unaudited)

350 Bleecker Street and 367-387 Bleecker Street – property sale – On April 19, 2018, the Company sold to an independent third party the 350 Bleecker Street and 367-387 Bleecker Street properties located in Manhattan, New York for a gross sales price of $31.5 million. The properties were part of the collateral for the Company’s $760.0 million POL Loans. In connection with the sale, the Company was required to pay down the POL Loans by $21.1 million. After satisfaction of debt, pro-rations and closing costs, the Company received net proceeds of approximately $8.8 million. The estimated liquidation value of the properties was $31.5 million at March 31, 2018 and December 31, 2017.

416 Washington Street – property sale – On April 19, 2018, the Company sold to an independent third party the 416 Washington Street retail property in Manhattan, New York for a gross sales price of $11.2 million. The property was part of the collateral for the Company’s $760.0 million POL Loans. The Company was required to pay down $5.5 million under the POL Loans upon the sale of the property. After satisfaction of debt, pro-rations and closing costs, the Company received net proceeds of approximately $5.1 million. The estimated liquidation value of the property was $11.2 million at March 31, 2018 and December 31, 2017.

2067 – 2073 Coney Island Avenue – property sale – On May 1, 2018, the Company sold to an independent third party the 2067-2073 Coney Island Avenue retail property in Brooklyn, New York for a gross sales price of $30.5 million. The property was part of the collateral for the $20.2 million mortgage note payable on 1100 Kings Highway. The estimated liquidation value of the property was $30.5 million at March 31, 2018 and December 31, 2017.

Centurion Parking Garage – property sale – On May 1, 2018, the Company sold to an independent third party the Centurion Parking Garage property located at 33 West 56th Street, Manhattan, New York, for a gross sales price of $3.5 million. The estimated liquidation value of the property was $3.5 million at March 31, 2018 and December 31, 2017.

POL Loans – In April 2018, the POL Loans were fully satisfied using proceeds from the sales of 382-384 Bleecker Street, 350 Bleecker Street, 416-425 Washington Street and reserves.

Viceroy Hotel – contract for sale – On June 29, 2018, the Company entered into a contract to sell to an independent third party the Viceroy Hotel property located in New York, New York for a purchase price of $41.0 million. If consummated, the sale of the property is expected to close in the third quarter of 2018 or shortly thereafter. The estimated liquidation value of the property was $46.0 million at March 31, 2018 and $50.0 million at December 31, 2017. The estimated liquidation value at June 30, 2018 has been decreased to $41.0 million to reflect the contract for sale.

Significant Tenants

The following table lists the tenants whose annualized cash rent represented greater than 10% of total annualized cash rent for the six months ended June 30, 2018 and 2017, including annualized cash rent related to the Company’s unconsolidated joint venture:

		June 30,
Property Portfolio	Tenant	2018	2017
Worldwide Plaza	Cravath, Swaine & Moore, LLP	46.8%	24.3%
Worldwide Plaza	Nomura Holdings America, Inc.	30.3%	15.8%

The termination, delinquency or non-renewal of any of the above tenants may have a material adverse effect on the Company’s operations.

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

(unaudited)

Note 7 — Investment in Unconsolidated Joint Venture

The Company initially owned a 48.9% equity interest in Worldwide Plaza. On June 1, 2017, the Company acquired an additional 49.9% equity interest in Worldwide Plaza on exercise of the Company’s option (the “WWP Option”) to purchase additional equity interests in Worldwide Plaza pursuant to the Company’s rights under the joint venture agreement of Worldwide Plaza for a contract purchase price of $276.7 million, based on the option price of the property of approximately $1.4 billion less the then outstanding debt balance of $875.0 million on the property. The Company’s joint venture partner exercised its right to retain 1.2% of the aggregate membership interests in Worldwide Plaza. Following the exercise of the option, the Company owned a total equity interest of 98.8% in Worldwide Plaza.

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

The amounts reflected in the following tables are based on the financial information of Worldwide Plaza and are not presented on a liquidation basis of accounting. Under liquidation accounting, equity investments are carried at net realizable value.

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

(unaudited)

The condensed balance sheets as of June 30, 2018 and December 31, 2017 for Worldwide Plaza are as follows:

(In thousands)	June 30, 2018	December 31, 2017
Real estate assets, at cost	$825,369	$825,310
Less accumulated depreciation and amortization	(198,807)	(185,377)

Total real estate assets, net	626,562	639,933
Cash and cash equivalents	21,982	15,964
Other assets	161,642	161,285

Total assets	$810,186	$817,182

Debt	$1,219,156	$1,213,193
Other liabilities	130,434	126,142

Total liabilities	1,349,590	1,339,335
Deficit	(539,404)	(522,153)

Total liabilities and deficit	$810,186	$817,182

The condensed statements of operations for the three and six months ended June 30, 2018 and 2017 for Worldwide Plaza are as follows:

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Rental income	$35,602	$33,559	$69,781	$67,859
Operating expenses:
Operating expenses	13,963	12,960	27,910	26,359
Depreciation and amortization	7,663	7,285	15,313	14,487

Total operating expenses	21,626	20,245	43,223	40,846

Operating income	13,976	13,314	26,558	27,013
Interest expense	(18,402)	(13,632)	(36,607)	(28,887)

Net loss	$(4,426)	$(318)	$(10,049)	$(1,874)

Note 8 — Mortgage Notes Payable

Mortgage notes payable are carried at their contractual amounts due under liquidation accounting. The Company had outstanding mortgage notes payable of $0 at June 30, 2018 and $215.5 million at December 31, 2017. The mortgage notes payable were collateralized directly by the real estate held by the Company identified in the table below.

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

(unaudited)

The Company’s mortgage notes payable as of June 30, 2018 and December 31, 2017 consist of the following (in thousands):

	Outstanding Loan Amount
Portfolio	June 30, 2018	December 31, 2017
Mortgage Loan (1)	$—	$176,246
1100 Kings Highway (2)	—	20,200
Design Center (2)	—	19,048

Mortgage notes payable, gross principal amount	$—	$215,494

(1)	Loan was repaid on April 19, 2018. All properties have been released as collateral.
(2)	Loans were paid off in connection with the sale of the property.

On August 1, 2017, the Company’s mortgage loan collateralized by the 1100 Kings Highway property was modified to extend the maturity date to April 1, 2018 and to allow for partial release of the collateral. In April 2018, the loan maturity date was extended to May 29, 2018. The loan was satisfied in full on May 1, 2018.

On December 20, 2016, the Company, through indirect wholly owned subsidiaries of the OP, entered into a mortgage loan (the “Mortgage Loan”) in the aggregate amount of $500.0 million and a mezzanine loan in the aggregate amount of $260.0 million (the “Mezzanine Loan” and, together with the Mortgage Loan, the “POL Loans”). The POL Loans were initially secured directly, in the case of the Mortgage Loan, and indirectly in the case of the Mezzanine Loan, by properties located in New York, New York at 245-249 West 17th Street, 333 West 34th Street, 216-218 West 18th Street, 50 Varick Street, 229 West 36th Street, 122 Greenwich Street, 350 West 42nd Street, 382-384 Bleecker Street, 350 Bleecker Street, 416-425 Washington Street, 33 West 56th Street and 120 West 57th Street (the “POL Loan Properties”). In April 2018, the POL Loans were fully satisfied, and all the POL Loan properties sold during 2017 and 2018 have been released and are no longer collateral for the POL Loans.

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

As these instruments were not converted to cash or other considerations, derivative financial instruments were valued at $0 as of January 1, 2017 in accordance with liquidation accounting. The Company was not a party to any derivative financial instruments at June 30, 2018 or December 31, 2017.

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

(unaudited)

Note 10 — Common Stock

In March 2018, the Company effected a 1-for-10 reverse stock split pursuant to which each of ten Common Shares issued and outstanding as of the close of market on March 15, 2018 were automatically combined into one Common Share, subject to elimination of fractional shares.

As of June 30, 2018 and December 31, 2017 the Company had 16.8 million shares of common stock outstanding, including unvested shares of restricted common stock (“restricted shares”). On January 3, 2017, the Company issued 84,166 shares of its common stock upon redemption of 841,660 OP units held by certain individuals who were members of the Former Advisor or its affiliates. As of June 30, 2018 and December 31, 2017, there were no OP units outstanding, other than OP units held by the Company.

The Company expects to make periodic liquidating distributions out of net proceeds of asset sales, subject to satisfying its liabilities and obligations, in lieu of regular monthly dividends. During 2017, the Company paid aggregate liquidating distributions equal to $30.70 per Common Share. On January 26, 2018, the Company paid a cash liquidating distribution of $20.00 per Common Share. On May 18, 2018, the Company paid a cash liquidating distribution of $4.85 per Common Share. There can be no assurance as to the actual amount or timing of future liquidating distributions stockholders will receive.

Note 11 — Commitments and Contingencies

Future Minimum Lease Payments

At June 30, 2018, the Company’s only remaining leasehold interest is related to the Viceroy Hotel. The following table reflects the minimum contractual base cash payments, excluding reimbursements, due from the Company over the next five years and thereafter under the Viceroy Hotel ground lease agreement. These amounts exclude contingent rent payments, as applicable, that may be payable based on provisions related to increases in annual rent based on exceeding certain economic indexes among other items. The rent payments under the ground lease with respect to the leasehold interest will be paid by the purchaser following the sale of the property.

Future Minimum Base Rent Payments
(In thousands)	Ground Lease
July 1, 2018 - December 31, 2018	$2,636
2019	5,346
2020	5,346
2021	5,547
2022	5,828
Thereafter	234,905

Total minimum lease payments	$259,608

As of June 30, 2018, the future minimum base rent payments related to the ground leases accrued until the projected disposal of the related properties amounted to $0.8 million and are included in liability for estimated costs in excess of estimated receipts during liquidation.

Litigation and Regulatory Matters

In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. There are no legal or regulatory proceedings pending or known to be contemplated against the Company from which the Company expects to incur a material loss.

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

(unaudited)

Eastdil/Wells Fargo Arbitration

On June 5, 2018, the Company and Wells Fargo Securities, LLC, and its affiliate, Eastdil Secured LLC (collectively, “Eastdil/Wells Fargo”), entered into an agreement to settle to the satisfaction of the parties the claim by Eastdil/Wells Fargo relating to the sale of the Company’s 48.7% interest in Worldwide Plaza. The settlement payment was not material to the Company’s financial statements and is fully reflected at June 30, 2018.

Harris Derivative Suit

In October 2016, Berney Harris filed a derivative complaint (the “Harris Complaint”) on behalf of the Company against certain current and former members of the Company’s board of directors (the “director defendants”), the Former Advisor, and certain affiliates of the Former Advisor (together with the Former Advisor, the “Former Advisor Defendants”). The Harris Complaint alleged, among other things, that the director defendants breached their fiduciary duties by putting the interests of the Former Advisor Defendants before those of the public stockholders, which breach was aided and abetted by the Former Advisor Defendants. The Harris Complaint also asserted claims of corporate waste against the director defendants and unjust enrichment against certain of the Former Advisor Defendants. On April 6, 2017, the Company’s Board of Directors (the “Board”) established an Evaluation Committee (“EC”) consisting of three disinterested directors to review, evaluate, and make a determination with respect to what actions, if any, should be taken regarding the allegations made in the Harris Complaint and a demand letter (the “Demand Letter”) sent by a different stockholder of the Company dated March 27, 2017 that alleged claims that were similar to those described in the Harris Complaint. On August 10, 2017, the Court issued an Order granting the Company’s and the director defendants’ motion to dismiss and also granted the motion to dismiss of one of the Former Advisor Defendants. On December 6, 2017, the Court dismissed the Harris Complaint in its entirety without prejudice.

The EC retained independent legal counsel to assist and advise it in carrying out its duties, reviewed and considered the evidence and various factors relating to the Company’s best interests, and has completed its investigation. In accordance with its findings and conclusions, after careful deliberation, the EC determined that the claims asserted in the Harris Complaint and the Demand Letter lack merit and that pursuit of those claims would not be in the best interest of the Company or its shareholders. In summary, the EC uncovered no evidence of any breaches of fiduciary duty or wrongdoing that would give rise to claims belonging to the Company, nor did the EC find any merit to claims of corporate waste against the director defendants. The EC independently reviewed the Board’s challenged actions and, based on its independent investigation, determined that the Board’s decisions were sound and in the best interests of the Company and its shareholders. The EC further found no evidence suggesting the Board’s decisions were tainted by any preference for the interests of the Former Advisor or its affiliates over those of the Company and its stockholders.

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

June 30, 2018

(unaudited)

Note 12 — Related Party Transactions and Arrangements

Viceroy Hotel

The following table details revenues from related parties at the Viceroy Hotel. The Company did not have any receivables from related parties as of June 30, 2018 and 2017.

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Hotel revenues	$—	$2	$1	$5

Winthrop Advisor and its Affiliates

On December 19, 2016 the Company entered into an agreement (the “Advisory Agreement”) with Winthrop Advisor, pursuant to which Winthrop Advisor served as the Company’s exclusive advisor with respect to all matters primarily related to any plan of liquidation and dissolution of the Company and as a consultant to the Board on certain other matters during the period from January 3, 2017 through March 7, 2017 and is serving as exclusive advisor to the Company from and after March 8, 2017.

On each of January 3, 2017 and February 1, 2017, the Company paid Winthrop Advisor a fee of $500,000 in cash as compensation for advisory services and consulting services rendered prior to March 1, 2017.

Beginning on March 1, 2017, the Company pays Winthrop Advisor an asset management fee equal to 0.325% per annum of the cost of assets (as defined in the Advisory Agreement) up to $3.0 billion and 0.25% per annum of the cost of assets in excess of $3.0 billion.

The Company and the Winthrop Advisor entered into a second amendment to the Advisory Agreement on June 8, 2018 and a third amendment to the Advisory Agreement on August 7, 2018. Following the amendments, the revised terms on the Advisory Agreement are as follows:

(i) the term of the Advisory Agreement will end on the earlier of the effective date of the conversion of the Company to a liquidating entity or the transfer of the Company’s assets to a liquidating trust (the “Liquidation Date”), or December 6, 2018, six months from the date of the second amendment. The term of the Advisory Agreement will automatically renew for a one-month period on the expiration of the term or any renewal term, unless terminated by a majority of the Company’s independent directors or the Winthrop Advisor, upon written notice 45 days before the expiration of the term or any renewal term and will automatically terminate at the effective time of the dissolution of the Company in accordance with its plan of liquidation or, if the assets of the Company are transferred to a liquidating trust (or the Company is converted into a liquidating entity), the final disposition of the assets transferred to the liquidating trust or held by the liquidating entity;

(ii) the Advisory Agreement may be terminated upon 15 days written notice by a majority of the Company’s independent directors if the Company’s chief executive officer resigns or is otherwise unavailable to serve as the Company’s chief executive officer for any reason and the Winthrop Advisor has not proposed a new chief executive officer acceptable to a majority of the Company’s independent directors. On July 12, 2018, the Company’s independent directors voted unanimously to appoint John Garilli as Chief Executive Officer upon the resignation of Wendy Silverstein from the position and accordingly did not exercise the Company’s right to terminate the Advisory Agreement;

(iii) in determining the Cost of Assets (as defined in the Advisory Agreement) for purposes of calculating the management fee payable to the Winthrop Advisor, the cost of the Viceroy Hotel will, for each month from and after April 2018, be deemed to equal its then-current book value;

(iv) beginning with the fiscal quarter ending September 30, 2018 and ending on the Liquidation Date, the Company will pay Winthrop Advisor a supplemental fee of $25,000 per quarter (prorated for any partial quarter) in addition to the base management fee.

(v) following the Liquidation Date, the Company will pay to the Winthrop Advisor a monthly fee of $100,000 and a supplemental fee of $50,000 per quarter (prorated for any partial quarter) for any period that the principal executive and financial officers of the successor entity to the Company are required to certify the financial and other information contained in the successor entity’s quarterly and annual reports pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended; and

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

(unaudited)

(vi) from and after March 1, 2018, the Company agreed to reimburse the Winthrop Advisor for the compensation of Wendy Silverstein as the Company’s chief executive officer or otherwise, in such amounts as agreed to between the Winthrop Advisor and the Company, which provision is no longer applicable following Wendy Silverstein’s resignation.

During the six months ended June 30, 2018, the Company reimbursed Winthrop Advisor $467,000 for compensation of the Chief Executive Officer.

In connection with the adoption of liquidation accounting, the Company accrues costs it expects to incur through the end of liquidation. As of June 30, 2018, the Company has accrued asset management fees and compensation reimbursements totaling $1.8 million payable to Winthrop Advisor representing management’s estimate of future asset management fees to final liquidation, provided there is no assurance that the contract will continue to be extended at the same terms, if at all. This amount is included in estimated costs in excess of estimated receipts during liquidation.

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

Effective March 2017, Winthrop Property Manager began providing property management services to those properties for which the ARG Property Manager had been providing property management services. The Company paid to Winthrop Property Manager 1.75% of gross revenues, inclusive of all third party property management fees, for property management services provided to the Company by the Winthrop Property Manager or any of its affiliates. As of June 30, 2018, none of the Company’s properties are managed by the Winthrop Property Manager.

The following table details amounts incurred by the Company to Winthrop Advisor and its affiliates in connection with the operations related services described above for the periods presented and any amounts payable to or due from Winthrop Advisor as of the dates specified:

					Payable as of
	Three Months Ended June 30,		Six Months Ended June 30,		June 30,	December 31,
(In thousands)	2018	2017	2018	2017	2018	2017
Asset management fees	$692	$2,003	$1,555	$3,670	$—	$—
Property management fees	8	218	42	264	—	46
Reimbursements	300	—	467	—	—	—

Total related party operational fees and reimbursements	$1,000	$2,221	$2,064	$3,934	$—	$46

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

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

(unaudited)

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

The following table details amounts incurred and paid by the Company to the Former Advisor and its affiliates in connection with the operations related services described above for the periods presented:

	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
(In thousands)	Incurred	Incurred
To the Former Advisor and affiliates:
Asset management fees	$—	$2,339
Transfer agent and other professional fees	—	414
Property management fees	—	560

Total related party operational fees and reimbursements	$—	$3,313

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

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

(unaudited)

Note 14 — Share-Based Compensation

Stock Option Plan

The Company has a stock option plan (the “Plan”) which authorizes the grant of nonqualified stock options to the Company’s independent directors, officers, advisors, consultants and other personnel, subject to the absolute discretion of the board of directors and the applicable limitations of the Plan. The exercise price for all stock options granted under the Plan will be equal to the fair market value of a share on the date of grant. Upon a change in control, unvested options will become fully vested and any performance conditions imposed with respect to the options will be deemed to be fully achieved. A total of 50,000 shares have been authorized and reserved for issuance under the Plan. As of June 30, 2018 and December 31, 2017, no stock options were issued under the Plan.

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

The following table displays restricted share award activity during the six months ended June 30, 2018 as adjusted for the reverse stock split (see Note 1):

	Number of Restricted Shares	Weighted-Average Issue Price
Unvested, December 31, 2017	6,828	$103.20
Granted	—	—
Vested	3,958	103.67

Unvested, June 30, 2018	2,870	102.61

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

June 30, 2018

(unaudited)

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

Note 15 — Subsequent Events

The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q and determined that there have not been any events that have occurred that would require adjustments to disclosures in the consolidated financial statements, except as disclosed in Note 2 and Note 6.

NEW YORK REIT, INC.

June 30, 2018

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

The Liquidation Plan provides for an orderly sale of our assets, payment of our liabilities and other obligations and the winding down of operations and the dissolution of the Company. We are no longer permitted to make any new investments except to make protective acquisitions on advances with respect to our existing assets. We are permitted to satisfy any existing contractual obligations and pay for required tenant improvements and capital expenditures at our real estate properties, including real estate properties owned by joint ventures in which we own an interest.

NEW YORK REIT, INC.

June 30, 2018

The Liquidation Plan enabled us to sell our assets without further approval of the stockholders and provides that liquidating distributions be made to the stockholders as determined by the Board. Pursuant to applicable REIT rules, we must complete the disposition of our assets by January 3, 2019, two years after the date the Liquidation Plan was approved by the stockholders, in order to deduct liquidating distributions as dividends. In order to comply with applicable tax laws, the Company will either convert into a limited liability company, subject to stockholder approval, or our remaining assets will be distributed into a liquidating trust. The Company has filed a Registration Statement on Form S-4 with the Securities and Exchange Commission with respect to solicitation of stockholder approval. The Registration Statement became effective on August 6, 2018 and we commenced solicitation. A special meeting of stockholders will be held on Friday, September 7, 2018 at 11:00 AM, local time, at the offices of Proskauer Rose LLP, 11 Times Square, New York, New York, to conduct the vote.

If the Company is converted into a limited liability company or we transfer our assets to a liquidating trust, holders of our common shares will receive beneficial interests in the liquidating entity equivalent to those held in the Company. Holders of our common shares should note that unlike our common shares, which are freely transferable, interests in the liquidating entity will generally not be transferable except by will, intestate succession or operation of law. Therefore, in either case, stockholders will not have the ability to realize any value from these interests, except from distributions made by the liquidating entity, the timing of which will be solely in the discretion of the liquidating entity’s trustees.

The dissolution process and the amount and timing of distributions to stockholders involves risks and uncertainties. Accordingly, it is not possible to predict the timing or aggregate amount which will be ultimately distributed to stockholders and no assurance can be given that the distributions will equal or exceed the estimate of net assets presented in the Consolidated Statement of Net Assets. To date, liquidating distributions totaling $55.55 per common share have been paid.

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

Liquidation Plan

On June 1, 2017 we closed on our acquisition of the additional interest in Worldwide Plaza, which is further discussed below. As of the date of this Quarterly Report on Form 10-Q, all of our assets have been sold, except for the Viceroy Hotel and our remaining interest in Worldwide Plaza. The Viceroy Hotel is currently under contract for sale and, if consummated, is expected to close in the third quarter of 2018 or shortly thereafter. Our current estimates of net assets in liquidation, presented on an undiscounted basis, are based on an expectation that all of our properties will be sold by September 30, 2018, except for the remaining interest in Worldwide Plaza. For purposes of liquidation accounting, our estimate of net assets in liquidation value assumes a sale of Worldwide Plaza on June 30, 2019 based on an estimated value of $1.725 billion. These estimates are subject to change based on the actual timing of future asset sales.

The net assets in liquidation at June 30, 2018 are presented on an undiscounted basis and does not include Management’s estimated future increase in value from the planned investment in the repositioning of Worldwide Plaza. Our current estimate of the liquidation value of investments in real estate includes Worldwide Plaza at $1.725 billion which is based on a current market transaction associated with our sale of a 48.7% interest in the property on October 18, 2017 discussed in Note 7 in the accompanying consolidated financial statements. Our venture partners

NEW YORK REIT, INC.

June 30, 2018

have jointly developed and recommended a capital budget, which we have agreed to. The timing of the sale of the property, and the ultimate value we receive from the sale, are subject to change. The capital plan includes targeted capital improvements aimed at maintaining the institutional quality of the building and an appropriate allocation to allow for critical tenant lease renewals and rolls. In addition, capital will be available for new management to focus on repositioning the property as a more modern asset, with a corresponding program to rebrand and likely rename the building as well as energizing and maximizing the potential of the retail and concourse space. We have set aside approximately $90.7 million from the refinancing proceeds to cover an estimate of our share of potential future leasing and capital costs at the property. To the extent the full $90.7 million reserve is not used, the balance is expected to be available for distribution to stockholders. Our joint venture partners have committed to contribute their pro-rata share of the budgeted capital investment.

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

Management believes that if these actions are successful, the estimated value of the property could increase to between $1.9 billion and $2.2 billion, on an undiscounted basis, by November 2021, our estimated sale date of this investment. Assuming additional investment in Worldwide Plaza of $64.0 million, plus a corresponding investment from our joint venture partners, a future value for Worldwide Plaza between $2.0 billion and $2.2 billion would produce a residual value between $21.90 and $27.69 per share, an increase of $3.20 to $8.99 per share over our current carrying value. In addition, we have contractual rents which generate a predictable cash flow from Worldwide Plaza during the estimated three-and-a-half-year hold period through 2021 which, net of expenses, we estimate would produce $5.01 per share over the three-and-a-half-year hold period versus the $1.45 currently accrued based on a 12-month hold period assumed for liquidation accounting purposes. These estimates of potential future cash flow are undiscounted. Management’s estimate, like any estimate or projection, is subject to various assumptions and uncertainties including the joint venture’s ability to execute on the business plan, tenants paying their rental obligations, the equity capital and financing markets and New York City market conditions generally. There is no assurance that the joint venture will be successful in taking these various actions and that these actions will, in fact, result in the estimated increase in the value of the property.

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

June 30, 2018

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

306 East 61st Street – property sale – On February 16, 2018, we sold to an independent third party the 306 East 61st Street office property in Manhattan, New York for a gross sales price of $47.0 million. The property was encumbered by a $19.0 million mortgage loan which was satisfied in full at closing. After satisfaction of debt, pro-rations and closing costs, we received net proceeds of approximately $26.5 million. The estimated liquidation value of the property was $47.0 million at December 31, 2017.

350 Bleecker Street and 367-387 Bleecker Street – property sale – On April 19, 2018, we sold to an independent third party the 350 Bleecker Street and 367-387 Bleecker Street properties located in Manhattan, New York for a gross sale price of $31.5 million. The properties were part of the collateral for our $760.0 million POL Loans. In connection with the sale, we were required to pay down the POL Loans by $21.1 million. After satisfaction of debt, pro-rations and closing costs, we received net proceeds of approximately $8.8 million. The estimated liquidation value of the properties was $31.5 million at March 31, 2018 and December 31, 2017.

416 Washington Street – property sale – On April 19, 2018, we sold to an independent third party the 416 Washington Street retail property in Manhattan, New York for a gross sales price of $11.2 million. The property was part of the collateral for our $760.0 million POL Loans. We were required to pay down $5.5 million under the POL Loans upon the sale of the property. After satisfaction of debt, pro-rations and closing costs, we received net proceeds of approximately $5.1 million. The estimated liquidation value of the property was $11.2 million at March 31, 2018 and December 31, 2017.

2067 – 2073 Coney Island Avenue – property sale – On May 1, 2018, we sold to an independent third party the 2067-2073 Coney Island Avenue retail property in Brooklyn, New York for a gross sales price of $30.5 million. The property was part of the collateral for the $20.2 million mortgage note payable on 1100 Kings Highway. After satisfaction of debt, pro-rations and closing costs, we received net proceeds of approximately $13.7 million. The estimated liquidation value of the property was $30.5 million at March 31, 2018 and December 31, 2017.

Centurion Parking Garage – property sale – On May 1, 2018 we sold to an independent third party the Centurion Parking Garage property located at 33 West 56th Street, Manhattan, New York, for a gross sales price of $3.5 million. After satisfaction of pro-rations and closing costs, we received net proceeds of approximately $3.3 million. The estimated liquidation value of the property was $3.5 million at March 31, 2018 and December 31, 2017.

POL Loans – In April 2018, the POL Loans were fully satisfied using proceeds from the sales of 382-384 Bleecker Street, 350 Bleecker Street, 416-425 Washington Street and reserves.

Viceroy Hotel – contract for sale – On June 29, 2018, we entered into a contract to sell to an independent third party the Viceroy Hotel property located in New York, New York for a purchase price of $41.0 million. If consummated, the sale of the property is expected to close in the third quarter of 2018 or shortly therafter. After satisfaction of closing costs, we expect to receive net proceeds or approximately $39.5 million. The estimated liquidation value of the property was $46.0 million at March 31, 2018 and $50.0 million at December 31, 2017. The estimated liquidation value at June 30, 2018 has been decreased to $41.0 million to reflect the contract for sale.

NEW YORK REIT, INC.

June 30, 2018

Liquidity and Capital Resources

As of June 30, 2018, we had cash and cash equivalents of $30.5 million. Our total assets and undiscounted net assets in liquidation were $431.8 million and $421.4 million, respectively, at June 30, 2018. Our ability to meet our obligations is contingent upon the disposition of our assets in accordance with our Liquidation Plan. We estimate that the proceeds from our Liquidation Plan will be adequate to pay our obligations, however, we cannot provide any assurance as to the prices or net proceeds we will receive from the disposition of our assets.

Our principal demands for funds are to pay or fund operating expenses, capital expenditures and liquidating distributions to our stockholders. We believe that cash flow from operations, along with sale proceeds, will continue to provide adequate capital to fund our operating, administrative and other expenses incurred during liquidation. Due to the property sales, we will have reduced future operating revenue and may need to fund future operating expenses from cash on hand. As a REIT, we must distribute annually at least 90% of our REIT taxable income. Our principal sources and uses of funds are further described below.

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

Principal Use of Funds

Capital Expenditures

As of June 30, 2018, we owned two properties. Historically, in connection with the leasing of our properties, we entered into agreements with our tenants to provide allowances for tenant improvements. These allowances required us to fund capital expenditures up to amounts specified in our lease agreements. We funded $0.2 million in capital expenditures during the six months ended June 30, 2018, which was funded primarily from cash on hand.

With respect to Worldwide Plaza, the venture has entered into, and will continue to enter into, agreements with its tenants to provide allowances for tenant improvements. We have set aside approximately $90.7 million from the remaining proceeds of Worldwide Plaza to cover estimated future leasing and capital improvement costs at the property which are not funded by operating cash flow of the property. Our joint venture partners have committed to contribute their pro-rata share of the budgeted capital investment.

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

NEW YORK REIT, INC.

June 30, 2018

Loan Obligations

During April 2018, the $41.3 million outstanding balance on our POL Loans was repaid in full, and we no longer have any consolidated mortgage notes payable as of June 30, 2018.

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

Cash Flows

Our level of liquidity based upon cash and cash equivalents decreased by approximately $210.5 million from $241.0 million at December 31, 2017 to $30.5 million at June 30, 2018.

The common stockholders approved the Liquidation Plan on January 3, 2017, and we adopted the liquidation basis of accounting effective January 1, 2017. We did not make any acquisitions in new investments in 2018, and, in accordance with the Liquidation Plan, no further acquisitions are expected.

Our primary sources of non-operating cash flow for the six months ended June 30, 2018 include:

•	$255.0 million from the sale of our 333 West 34th Street property;

•	$47.0 million from the sale of our 306 East 61st Street property;

•	$31.5 million from the sale of our 350 Bleecker Street and 367-387 Bleecker Street properties;

•	$31.0 million from the sale of our One Jackson Square property;

•	$30.5 million from the sale of our 2067-2073 Coney Island Avenue property;

•	$25.1 million from the sale of our 350 West 42nd Street property;

•	$11.2 million from the sale of our 416 Washington Street property;

•	$3.8 million from the sale of our 2091 Coney Island Avenue property; and

•	$3.5 million from the sale of our Centurion Parking Garage property.

Our primary uses of non-operating cash flow for the six months ended June 30, 2018 include:

•	$417.3 million for liquidating distributions to common shareholders;

•	$215.5 million for principal repayments on our mortgage notes; and

•	$16.7 million for costs associated with the sale of properties.

We did not have any sources of non-operating cash flow for the six months ended June 30, 2017.

Our primary uses of non-operating cash flow for the six months ended June 30, 2017 include:

•	$276.7 million for the acquisition of the additional interest in Worldwide Plaza, $260.0 million of which was funded from restricted cash and the balance of which was funded from cash on hand;

•	$2.9 million for capital improvements at our properties; and

•	$0.2 million for principal repayments on our mortgage notes payable.

NEW YORK REIT, INC.

June 30, 2018

Contractual Obligations

We did not have any contractual debt obligations as of June 30, 2018.

Lease Obligations

We entered into a ground lease agreement with the owner of the land parcel at the Viceroy Hotel. The following table reflects the minimum base cash rental payments due from us over the next five years and thereafter under this arrangement. These amounts exclude contingent rent payments, as applicable, that may be payable based on provisions related to increases in annual rent based on exceeding certain economic indexes, among other items. The rent payments under the ground lease with respect to the leasehold interest will be paid by the purchaser following the sale of the Viceroy Hotel.

		July 1, 2018 - December 31, 2018	Years Ended December 31,
(In thousands)	Total		2019 - 2020	2021 - 2022	Thereafter
Ground lease obligation	$259,608	$2,636	$10,692	$11,375	$234,905

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

Occupancy and Leasing

As of June 30, 2018 our consolidated portfolio was 98.2% leased, compared to 98.3% as of June 30, 2017 as adjusted for properties sold in 2017 and through June 30, 2018. Occupancy is inclusive of leases signed but not yet commenced. See Significant Accounting Estimates and Critical Accounting Policies below for accounting policies relating to revenue recognition.

Changes in Net Assets in Liquidation

Net assets in liquidation decreased by $81.3 million and $411.8 million during the three and six months ended June 30, 2018, respectively. During the three months ended June 30, 2018, there was a liquidating distribution to common stockholders of $81.4 million and a $5.0 million decrease in the estimated liquidation value of the Viceroy Hotel property based on the contract for sale. The decrease in net assets during the three months ended June 30, 2018 was offset by a $5.1 million increase in the estimated liquidation value of the Company’s investment in Worldwide Plaza primarily related to the extended estimated hold period.

The decrease during the six months ended June 30, 2018 is primarily due to liquidating distributions to common stockholders totaling $417.3 million, a $9.0 million decrease in the estimated liquidation value of the Viceroy Hotel property based on the contract for sale, which was directly offset by a release of liability of $4.2 million associated with the termination of the Viceroy Hotel management agreement and a $1.6 million decrease due to a remeasurement of estimated receipts related to the extended estimated hold period. The decrease in net assets was offset by a net increase of $11.9 million in the estimated liquidation value of the Company’s investment in Worldwide Plaza primarily related to the extended estimated hold period.

NEW YORK REIT, INC.

June 30, 2018

Net assets in liquidation decreased by $5.9 million during the three and six months ended June 30, 2017. With the exception of a $0.1 million remeasurement which occurred in the first quarter ended March 31, 2017, the balance of these changes were made during the three months ended June 30, 2017. The primary reasons for the decrease in net assets was due to (i) a $2.5 million decrease in the liquidation value of investments in real estate as a result of the contract for sale of the 50 Varick Street office property (see Subsequent Events), (ii) an increase of $1.7 million of projected tenant and capital improvement costs primarily at the 1440 Broadway and 256 West 38th Street properties, (iii) an increase of $1.8 million in estimated corporate expenditures and (iv) other cumulative adjustments across the portfolio which net to a $1.0 million decrease in net operating cash flow. The increase in projected corporate expenditures is primarily the result of a $1.2 million increase in the estimated asset management fee payable to the Winthrop Advisor as a result of the timing of the acquisition of the additional interest in Worldwide Plaza and a change in the anticipated holding periods of certain assets, and a $0.4 million increase in interest expense due to an increase in the LIBOR rate.

These items were partially offset by a $1.1 million increase in estimated cash flows resulting from extended holding periods of certain assets.

The net assets in liquidation at June 30, 2018, which are presented on an undiscounted basis, includes Worldwide Plaza valued at $1.725 billion which is based on the recent sale of a 48.7% interest in the property as discussed in Note 7 in the accompanying consolidated financial statements and excludes Management’s estimate of the future increase in value from the planned investment in the repositioning of Worldwide Plaza, resulting in liquidating distributions of approximately $25.09 per common share. This estimate of liquidating distributions includes projections of costs and expenses to be incurred during the period required to complete the Liquidation Plan. As of October 18, 2017, Worldwide Plaza is managed by a joint venture of SL Green and RXR Realty, two of the largest owner operators in New York City. We, along with our new joint venture partners, are committed to investing significant additional capital into Worldwide Plaza to further improve and reposition the asset which we believe includes embedded opportunities to roll leases to increase the value of the property. We believe that once the actions are implemented and come to fruition, the value of Worldwide Plaza will range from $1.9 billion to $2.2 billion by our anticipated sale date of November 2021. The increase in the future market value of Worldwide Plaza will be reflected in the Statement of Net Assets in liquidation as the specific actions related to the repositioning have been completed and such increases in market value can be observed. Assuming a future value of $2.0 billion in November 2021, would result in an increase to our net assets in liquidation of approximately $6.76 per share, which would result in estimated net assets in liquidation, on an undiscounted basis, of $31.85 per share as of June 30, 2018. Management’s estimate, like any estimate or projection, is subject to various assumptions and uncertainties including the joint venture’s ability to execute on the business plan, tenants paying their rental obligations, the equity capital and financing markets and New York City market conditions generally. There is no assurance that the joint venture will be successful in taking these various actions and that these actions will, in fact, result in the estimated increase in the value of the property.

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

NEW YORK REIT, INC.

June 30, 2018

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

NEW YORK REIT, INC.

June 30, 2018

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

Investment in Unconsolidated Joint Venture

We account for our investment in unconsolidated joint venture under the equity method of accounting because we exercise significant influence over, but do not control the entity and are not considered to be the primary beneficiary. Under liquidation accounting, the investment in unconsolidated joint venture is recorded at its net realizable value. We evaluate the net realizable value of our unconsolidated joint venture at each reporting period. Any changes in net realizable value will be reflected as a change in our net assets in liquidation. The liquidation value of our remaining investment in Worldwide Plaza as of June 30, 2018 is based on the value of the property as a result of the recent sale of our 48.7% interest in Worldwide Plaza.

Derivative Instruments

We used derivative financial instruments to hedge the interest rate risk associated with a portion of our borrowings. The principal objective of such agreements is to minimize the risks and costs associated with our operating and financial structure as well as to hedge specific anticipated transactions. As of June 30, 2018, we did not hold any derivative instruments.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2018, we did not have any contractual debt obligations.

NEW YORK REIT, INC.

June 30, 2018

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

As of June 30, 2018 an evaluation was performed under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of March 31, 2018.

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

NEW YORK REIT, INC.

June 30, 2018

EXHIBIT INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description

10.1*	Amendment No. 2 to Advisory Agreement, dated as of June 6, 2018, among New York REIT, Inc., New York Recovery Operating Partnership, L.P., and Winthrop REIT Advisors LLC.

31.1**	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32**	Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	XBRL (eXtensible Business Reporting Language). The following materials from New York REIT, Inc.‘s Quarterly Report on Form 10-Q for the three months ended March 31, 2018, formatted in XBRL: (i) the Consolidated Statement of Net Assets, (ii) the Consolidated Statement of Changes in Net Assets and (iii) the Notes to the Consolidated Financial Statements.

*	Incorporated by reference to Exhibit 10.1 of the Form 8-K dated June 11, 2018
**	Filed herewith

NEW YORK REIT, INC.

June 30, 2018

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW YORK REIT, INC.

By:	/s/ John Garilli
John Garilli Chief Executive Officer and President (Principal Executive Officer)

By:	/s/ John Garilli
John Garilli Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)

Date: August 8, 2018