Form 10-Q
period 2018-09-30
New York REIT, Inc.
filed 2018-10-30
CIK 1474464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule12b-2).    Yes  ☐    No  ☒

As of October 29, 2018, the registrant had 16,791,769 shares of common stock, $0.01 par value per share, outstanding.

NEW YORK REIT, INC.

NEW YORK REIT, INC.

FORM 10-Q SEPTEMBER 30, 2018

CONSOLIDATED STATEMENTS OF NET ASSETS

(Liquidation Basis)

(Unaudited, in thousands)

	September 30, 2018	December 31, 2017
Assets
Investments in real estate	$41,000	$488,616
Investment in unconsolidated joint venture	268,039	257,634
Cash and cash equivalents	31,296	241,019
Restricted cash held in escrow	93,435	99,768
Accounts receivable	2,196	3,696

Total Assets	435,966	1,090,733
Liabilities
Mortgage notes payable	—	215,494
Liability for estimated costs in excess of estimated receipts during liquidation	462	27,228
Accounts payable, accrued expenses and other liabilities	8,117	14,881
Related party fees payable	—	17

Total Liabilities	8,579	257,620

Commitments and Contingencies
Net assets in liquidation	$427,387	$833,113

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEW YORK REIT, INC.

FORM 10-Q SEPTEMBER 30, 2018

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(Liquidation Basis)

(Unaudited, in thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Net assets in liquidation, beginning of period	$421,358	$1,547,052	$833,113	$1,552,926
Changes in net assets in liquidation
Changes in liquidation value of investments in real estate	—	(142,230)	(9,000)	(144,730)
Changes in liquidation value of investment in unconsolidated joint venture	5,076	—	16,938	—
Remeasurement of assets and liabilities	953	(74,029)	3,634	(77,283)
Remeasurement of non-controlling interest	—	827	—	707

Net changes in liquidation value	6,029	(215,432)	11,572	(221,306)
Liquidating distributions to common stockholders	—	—	(417,298)	—

Changes in net assets in liquidation	6,029	(215,432)	(405,726)	(221,306)

Net assets in liquidation, end of period	$427,387	$1,331,620	$427,387	$1,331,620

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(unaudited)

Note 1 — Organization

New York REIT, Inc. (the “Company”) was incorporated on October 6, 2009 as a Maryland corporation that qualified as a real estate investment trust for U.S. federal income tax purposes (“REIT”) beginning with its taxable year ended December 31, 2010. On April 15, 2014, the Company listed its common stock on the New York Stock Exchange (“NYSE”) under the symbol “NYRT.” In October 2018, the Company announced the withdrawal of its common stock from listing on the NYSE in connection with the conversion of the Company from a Maryland corporation to a Delaware limited liability company to be known as New York REIT Liquidating LLC (the “LLC”). November 2, 2018 will be the last day on which shares of the Company’s common stock are traded on the NYSE and the Company’s stock transfer books will be closed as of such date. The conversion of the Company to the LLC is expected to become effective November 7, 2018. See Note 2 for further details.

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

As of September 30, 2018, the Company owned two investments, the Viceroy Hotel and the Company’s equity interest in WWP Holdings, LLC (Worldwide Plaza). The Company’s share of Worldwide Plaza has an aggregate of 1.1 million rentable square feet, with an average occupancy of 98.2%. At September 30, 2018, office, hotel and retail space represent 78%, 17% and 5%, respectively, of rentable square feet including Worldwide Plaza. The Viceroy Hotel was sold on October 4, 2018. Details of the sale are included in Note 6.

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

Note 2 — Liquidation Plan

The Liquidation Plan, as amended by the Board in accordance with the terms of the Liquidation Plan, provides for an orderly sale of the Company’s assets, payment of the Company’s liabilities and other obligations and the winding down of operations and final dissolution of the Company. The Company is no longer permitted to make any new investments other than to make protective acquisitions or advances with respect to its existing assets. The Company is permitted to satisfy any existing contractual obligations and fund required tenant improvements and capital expenditures at its real estate properties, including real estate properties owned by joint ventures in which the Company owns an interest.

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(unaudited)

The Liquidation Plan enables the Company to sell any and all of its assets without further approval of the stockholders and provides that liquidating distributions be made to the stockholders as determined by the Board. Pursuant to applicable REIT rules, the Company must complete the disposition of its assets by January 3, 2019, two years after the date the Liquidation Plan was approved by the stockholders, in order to deduct liquidating distributions as dividends. As all of the Company’s assets will not be sold by such date, the Company will satisfy the requirement by converting the Company from a Maryland corporation to the LLC which is expected to occur on November 7, 2018. The conversion was approved at a special meeting of stockholders on Friday, September 7, 2018. In connection with the conversion to the LLC, the Company’s shares of common stock will be withdrawn from trading on the NYSE. The last day of trading of the Company’s common stock will be November 2, 2018.

At the effective time of the conversion, each outstanding share of common stock will be converted into one unit of common membership interest in the LLC (a “unit”) and holders of the Company’s common stock will automatically receive one unit (which unit will be in book entry form) for each share of the Company’s common stock held by such stockholder. Holders of shares of the Company’s common stock should note that unlike shares of the Company’s common stock, which in addition to being listed on the NYSE, are freely transferable, units will not be listed for trading and generally will not be transferable except by will intestate succession or operation of law. Therefore, the recipients of units in the LLC will not have the ability to realize any value from these interests except from distributions made by the LLC, the timing of which will be solely in the discretion of the board of managers of the LLC (the “Board of Managers”).

The business of the LLC will be the same as the business of the Company immediately preceding the conversion, which will, consistent with the Liquidation Plan, consist of the continued ownership of the Company’s interest in Worldwide Plaza, the Company’s only remaining property-related asset. Under its operating agreement, the business and affairs of the LLC will be managed by or under the direction of its Board of Managers, and the LLC’s sole purpose is winding up the affairs of the LLC and liquidation of its remaining assets. The LLC will remain in existence until the earlier of (i) the distribution of all its assets pursuant to liquidation or (ii) four years from the effective time of the conversion. The LLC’s term may be extended to such later date as the Board of Managers determines is reasonably necessary to fulfill the purposes of the LLC.

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

The Company expects to continue to qualify as a REIT throughout the liquidation until such time as the Company converts to the LLC.

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(unaudited)

Note 3 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements of the Company were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All intercompany accounts and transactions have been eliminated in consolidation.

Liquidation Basis of Accounting

As a result of the approval of the Liquidation Plan by the stockholders, the Company adopted the liquidation basis of accounting as of January 1, 2017 and for the periods subsequent to December 31, 2016 in accordance with GAAP. Accordingly, on January 1, 2017, the carrying value of the Company’s assets were adjusted to their liquidation value, which represents the estimated amount of cash that the Company will collect on disposal of assets as it carries out its liquidation activities under the Liquidation Plan. The current estimate of net assets in liquidation has been calculated based on undiscounted cash flow projections. The actual timing of the sale of the Company’s remaining interest in Worldwide Plaza has not yet been determined and is subject to future events and uncertainties. These estimates are subject to change based on the actual timing of future asset sales.

The liquidation value of the Company’s investments in real estate is based on expected sales proceeds presented on an undiscounted basis. Estimated costs to dispose of assets have been presented separately from the related assets. Liabilities are carried at their contractual amounts due as adjusted for the timing and other assumptions related to the liquidation process.

The Company accrues costs and revenues that it expects to incur and earn as it carries out its liquidation activities through the end of the projected liquidation period to the extent it has a reasonable basis for estimation. Estimated costs expected to be incurred through the end of the liquidation period include budgeted property expenses and corporate overhead, costs to dispose of the properties, mortgage interest expense, costs associated with satisfying known and contingent liabilities and other costs associated with the winding down and dissolution of the Company. Revenues are based on in-place leases plus management’s estimates of revenue upon re-lease based on current market assumptions. These amounts are classified as a liability for estimated costs in excess of estimated receipts during liquidation on the Consolidated Statements of Net Assets. Actual costs and revenues may differ from amounts reflected in the consolidated financial statements due to the inherent uncertainty in estimating future events. These differences may be material. See Note 4 for further discussion. Actual costs incurred but unpaid as of September 30, 2018 and December 31, 2017 are included in accounts payable, accrued expenses and other liabilities on the Consolidated Statements of Net Assets.

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

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(unaudited)

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

The liquidation value of investments in real estate was based on a number of factors including discounted cash flow and direct capitalization analyses, detailed analysis of current market comparables and broker opinions of value, and binding purchase offers to the extent available.

Investment in Unconsolidated Joint Venture

The Company accounts for its investment in unconsolidated joint venture under the equity method of accounting because the Company exercises significant influence over, but does not control the entity and is not considered to be the primary beneficiary. Under liquidation accounting, the investment in unconsolidated joint venture is recorded at its net realizable value. The Company evaluates the net realizable value of its unconsolidated joint venture at each reporting period. Any changes in net realizable value will be reflected as a change in the Company’s net assets in liquidation. The liquidation value of the Company’s remaining investment in Worldwide Plaza as of September 30, 2018 is based on the value of the property as a result of the Company’s sale of its 48.7% interest in Worldwide Plaza (See Note 7).

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

September 30, 2018

(unaudited)

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

The Company accrued the following revenues and expenses expected to be earned or incurred during liquidation (in thousands):

	September 30, 2018	December 31, 2017
Rents and reimbursements	$—	$1,956
Hotel revenues and reimbursements	1,175	11,769
Release of liability	4,199	—
Property operating expenses	—	1,930
Hotel operating expense	(372)	(10,487)
Interest expense	—	(1,780)
General and administrative expenses	(3,817)	(11,137)
Capital expenditures	(212)	(920)
Sales costs	(1,435)	(18,559)

Liability for estimated costs in excess of estimated receipts during liquidation	$(462)	$(27,228)

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(unaudited)

The change in the liability for estimated costs in excess of estimated receipts during liquidation for the nine-month period ended September 30, 2018 and 2017 are as follows (in thousands):

	January 1, 2018	Net Change in Working Capital (1)	Remeasurement of Assets and Liabilities	September 30, 2018
Assets:
Estimated net inflows from investments in real estate	$3,920	$(3,851)	$4,721	$4,790
Liabilities:
Sales costs	(18,559)	16,721	403	(1,435)
Corporate expenditures	(12,589)	10,262	(1,490)	(3,817)

	(31,148)	26,983	(1,087)	(5,252)

Total liability for estimated costs in excess of estimated receipts during liquidation	$(27,228)	$23,132	$3,634	$(462)

(1)

Represents changes in cash, restricted cash, accounts receivable, accounts payable and accrued expenses as a result of the Company’s operating activities for the nine-month period ended September 30, 2018.

	January 1, 2017	Net Change in Working Capital (1)	Remeasurement of Assets and Liabilities	Consolidation (2)	September 30, 2017
Assets:
Estimated net inflows from investments in real estate	$58,303	$(73,071)	$(77,736)	$(1,572)	$(94,076)
Liabilities:
Sales costs	(69,524)	4,708	3,972	(57,334)	(118,178)
Corporate expenditures	(67,360)	48,413	(3,519)	—	(22,466)

	(136,884)	53,121	453	(57,334)	(140,644)

Total liability for estimated costs in excess of estimated receipts during liquidation	$(78,581)	$(19,950)	$(77,283)	$(58,906)	$(234,720)

(1)

Represents changes in cash, restricted cash, accounts receivable, accounts payable and accrued expenses as a result of the Company’s operating activity for the nine-month period ended September 30, 2017.

(2)	Represents adjustments necessary to reflect the consolidation of Worldwide Plaza (See Note 7).

Note 5 — Net Assets in Liquidation

Net assets in liquidation increased by $6.0 million during the three months ended September 30, 2018 and, as a result of property sales and corresponding liquidating distributions to holders of the Company’s Common Shares, was reduced by $405.7 million during the nine months ended September 30, 2018. During the three months ended September 30, 2018, there was a $5.1 million increase in the estimated liquidation value of the Company’s investment in Worldwide Plaza primarily related to its extended estimated hold period and a $0.9 million increase due to the remeasurement of estimated receipts primarily related to the operations of the Viceroy Hotel.

The reduction during the nine months ended September 30, 2018 is primarily due to liquidating distributions to common stockholders totaling $417.3 million, a $9.0 million decrease in the estimated liquidation value of the Viceroy Hotel property based on the contract for sale, which was directly offset by a release of liability of $4.2 million associated with the termination of the Viceroy Hotel management agreement and a $0.5 million decrease due to a remeasurement of estimated receipts. The reduction in net assets was offset by a net increase of $16.9 million in the estimated liquidation value of the Company’s investment in Worldwide Plaza primarily related to the extended estimated hold period.

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(unaudited)

Net assets in liquidation decreased by $215.4 million and $221.3 million during the three and nine months ended September 30, 2017, respectively. The decrease during the three months ended September 30, 2017 was primarily the result of (i) a $75.5 million net decrease in liquidation values due to the realized sales of 245-249 West 17th Street (“Twitter”), 218 West 18th Street (“Red Bull”), 229 West 36th Street and 256 West 38th Street and a signed contract for sale for 1440 Broadway, (ii) a $63.7 million net decrease in estimated liquidation values of the remaining portfolio, (iii) a $75.5 million decrease in the Company’s investment in Worldwide Plaza which includes estimated debt defeasance costs of $108.3 million, net of mortgage debt premium amortization of $22.0 million and changes in estimated cash flows during the holding period of $10.8 million, and (iv) a net decrease of $0.7 million due to other cumulative adjustments related to changes in debt costs and adjustments to estimated holding periods.

The decrease during the nine months ended September 30, 2017 was primarily the result of (i) a $78.0 million net decrease in liquidation values due to the realized sales of 50 Varick Street, 245-249 West 17th Street (Twitter), 218 West 18th Street (Red Bull), 229 West 36th Street and 256 West 38th Street and a signed contract for sale for 1440 Broadway, (ii) a $63.7 million net decrease in estimated liquidation values of the remaining portfolio, (iii) a $75.5 million decrease in the Company’s investment in Worldwide Plaza which includes estimated debt defeasance costs of $108.3 million net of mortgage debt premium amortization of $22.0 million and changes in estimated cash flows during the holding period of $10.8 million and, (iv) a net decrease of $4.1 million due to other cumulative adjustments related to changes in debt costs and adjustments to estimated holding periods.

The net assets in liquidation at September 30, 2018, presented on an undiscounted basis include the Company’s proportionate share in Worldwide Plaza’s net assets which include a property value at $1.725 billion based on the Company’s sale of its 48.7% interest in Worldwide Plaza discussed in Note 7. Future increases in the value of Worldwide Plaza, if any, from the agreed additional capital investment will be reflected in the Consolidated Statements of Net Assets when such capital investments are made and such increases in fair value can be observed.

There were 16,791,769 Common Shares outstanding at September 30, 2018. The net assets in liquidation as of September 30, 2018, if sold at their net asset value, would result in liquidating distributions of approximately $25.45 per Common Share. On October 5, 2018, the Company, following approval of the Board, declared a cash liquidating distribution of $3.25 per Common Share payable on October 22, 2018 to stockholders of record on October 15, 2018, reducing the estimate of future liquidating distributions to $22.20 per Common Share. The net assets in liquidation as of September 30, 2018 of $427.4 million, if sold at their net asset value, plus the cumulative liquidating distributions to common stockholders of $932.8 million ($55.55 per Common Share) paid prior to September 30, 2018, would result in cumulative liquidating distributions to common stockholders of $81.00 per Common Share. There is inherent uncertainty with these projections, and they could change materially based on the timing of the sales, the performance of the underlying assets and any changes in the underlying assumptions of the projected cash flows.

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

September 30, 2018

(unaudited)

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

2067 – 2073 Coney Island Avenue – property sale – On May 1, 2018, the Company sold to an independent third party the 2067-2073 Coney Island Avenue retail property in Brooklyn, New York for a gross sales price of $30.5 million. The property was part of the collateral for the $20.2 million mortgage note payable on 1100 Kings Highway. After satisfaction of debt, pro-rations and closing costs, the Company received net proceeds of approximately $13.7 million. The estimated liquidation value of the property was $30.5 million at March 31, 2018 and December 31, 2017.

Centurion Parking Garage – property sale – On May 1, 2018, the Company sold to an independent third party the Centurion Parking Garage property located at 33 West 56th Street, Manhattan, New York, for a gross sales price of $3.5 million. After satisfaction of pro-rations and closing costs, the Company received net proceeds of approximately $3.3 million. The estimated liquidation value of the property was $3.5 million at March 31, 2018 and December 31, 2017.

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(unaudited)

POL Loans – In April 2018, the POL Loans were fully satisfied using proceeds from the sales of 382-384 Bleecker Street, 350 Bleecker Street, 416-425 Washington Street and reserves.

Viceroy Hotel – property sale – On October 4, 2018, the Company sold to an independent third party the Viceroy Hotel property located in Manhattan, New York for a gross sales price of $41.0 million. After satisfaction of pro-rations and closing costs, the Company received net proceeds of approximately $39.8 million. The estimated liquidation value of the property was $41.0 million at September 30, 2018 and $50.0 million at December 31, 2017.

Significant Tenants

The following table lists the tenants whose annualized cash rent represented greater than 10% of total annualized cash rent for the nine months ended September 30, 2018 and 2017, including annualized cash rent related to the Company’s unconsolidated joint venture:

		September 30,
Property Portfolio	Tenant	2018	2017
Worldwide Plaza	Cravath, Swaine & Moore, LLP	47%	25%
Worldwide Plaza	Nomura Holdings America, Inc.	31%	16%

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

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(unaudited)

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

The condensed balance sheets as of September 30, 2018 and December 31, 2017 for Worldwide Plaza are as follows:

(In thousands)	September 30, 2018	December 31, 2017
Real estate assets, at cost	$825,426	$825,310
Less accumulated depreciation and amortization	(205,801)	(185,377)

Total real estate assets, net	619,625	639,933
Cash and cash equivalents	35,947	15,964
Other assets	151,670	161,285

Total assets	$807,242	$817,182

Debt	$1,222,178	$1,213,193
Other liabilities	135,493	126,142

Total liabilities	1,357,671	1,339,335
Deficit	(550,429)	(522,153)

Total liabilities and deficit	$807,242	$817,182

The condensed statements of operations for the three and nine months ended September 30, 2018 and 2017 for Worldwide Plaza are as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Rental income	$37,034	$34,289	$106,815	$102,148
Operating expenses:
Operating expenses	16,753	14,806	44,663	41,165
Depreciation and amortization	8,032	7,003	23,345	21,490

Total operating expenses	24,785	21,809	68,008	62,655
Operating income	12,249	12,480	38,807	39,493
Interest expense	(18,598)	(16,362)	(55,205)	(45,249)

Net loss	$(6,349)	$(3,882)	$(16,398)	$(5,756)

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(unaudited)

Note 8 — Mortgage Notes Payable

Mortgage notes payable are carried at their contractual amounts due under liquidation accounting. The Company had outstanding mortgage notes payable of $0 at September 30, 2018 and $215.5 million at December 31, 2017. The mortgage notes payable were collateralized directly by the real estate held by the Company identified in the table below.

The Company’s mortgage notes payable as of September 30, 2018 and December 31, 2017 consist of the following (in thousands):

	Outstanding Loan Amount
Portfolio	September 30, 2018	December 31, 2017
Mortgage Loan (1)	$—	$176,246
1100 Kings Highway (2)	—	20,200
Design Center (2)	—	19,048

Mortgage notes payable, gross principal amount	$—	$215,494

(1)	Loan was repaid on April 19, 2018. All properties have been released as collateral.
(2)	Loans were paid off in connection with the sale of the property.

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

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(unaudited)

As these instruments were not converted to cash or other considerations, derivative financial instruments were valued at $0 as of January 1, 2017 in accordance with liquidation accounting. The Company was not a party to any derivative financial instruments at September 30, 2018 or December 31, 2017.

Note 10 — Common Stock

In March 2018, the Company effected a 1-for-10 reverse stock split pursuant to which each of ten Common Shares issued and outstanding as of the close of market on March 15, 2018 were automatically combined into one Common Share, subject to elimination of fractional shares.

As of September 30, 2018 and December 31, 2017 the Company had 16.8 million shares of common stock outstanding, including unvested shares of restricted common stock (“restricted shares”). On January 3, 2017, the Company issued 84,166 shares of its common stock upon redemption of 841,660 OP units held by certain individuals who were members of the Former Advisor or its affiliates. As of September 30, 2018 and December 31, 2017, there were no OP units outstanding, other than OP units held by the Company.

The Company expects to make periodic liquidating distributions out of net proceeds of asset sales, subject to satisfying its liabilities and obligations, in lieu of regular monthly dividends. During 2017, the Company paid aggregate liquidating distributions equal to $30.70 per Common Share. On January 26, 2018, the Company paid a cash liquidating distribution of $20.00 per Common Share. On May 18, 2018, the Company paid a cash liquidating distribution of $4.85 per Common Share. On October 22, 2018 the Company paid a cash liquidating distribution of $3.25 per Common Share. There can be no assurance as to the actual amount or timing of future liquidating distributions stockholders will receive.

Note 11 — Commitments and Contingencies

Future Minimum Lease Payments

At September 30, 2018, the Company’s only remaining leasehold interest was related to the Viceroy Hotel. The Company sold the Viceroy Hotel on October 4, 2018, and its obligation under the ground lease was terminated. The Company paid $43,000 for its proportionate share of October’s rent upon closing.

Litigation and Regulatory Matters

In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. There are no legal or regulatory proceedings pending or known to be contemplated against the Company from which the Company expects to incur a material loss.

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

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

Note 12 — Related Party Transactions and Arrangements

Viceroy Hotel

Revenues from related parties at the Viceroy Hotel were $0 and $1,000 for the three and nine months ended September 30, 2018, respectively. Revenues for the three and nine months ended September 30, 2017 were $0 and $5,000, respectively. The Company did not have any receivables from related parties as of September 30, 2018 and 2017.

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

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(unaudited)

The Company and the Winthrop Advisor entered into a second amendment to the Advisory Agreement on June 8, 2018 and a third amendment to the Advisory Agreement on August 7, 2018 and the revised terms on the Advisory Agreement following these amendments are described below.

The term of the Advisory Agreement will end on the earlier of the effective date of the conversion of the Company to a liquidating entity, or the transfer of the Company’s assets to a liquidating trust (the “Liquidation Date”), or December 6, 2018, six months from the date of the second amendment. The term of the Advisory Agreement will automatically renew for a one-month period on the expiration of the term or any renewal term, unless terminated by a majority of the Company’s independent directors or the Winthrop Advisor, upon written notice 45 days before the expiration of the term or any renewal term and will automatically terminate at the effective time of the dissolution of the Company in accordance with its plan of liquidation or, if the assets of the Company are transferred to a liquidating trust (or the Company is converted into a liquidating entity), the final disposition of the assets transferred to the liquidating trust or held by the liquidating entity, which is expected to be the LLC. The Advisory Agreement may be terminated upon 15 days written notice by a majority of the Company’s independent directors if the Company’s chief executive officer resigns or is otherwise unavailable to serve as the Company’s chief executive officer for any reason and the Winthrop Advisor has not proposed a new chief executive officer acceptable to a majority of the Company’s independent directors. On July 12, 2018, the Company’s independent directors voted unanimously to appoint John Garilli as Chief Executive Officer upon the resignation of Wendy Silverstein from the position and accordingly did not exercise the Company’s right to terminate the Advisory Agreement;

Because the Company expects to convert to the LLC effective November 7, 2018, November 7, 2018 is expected to be the Liquidation Date, and, accordingly, the current term of the Advisory Agreement is expected to expire on November 7, 2018. Since no notice of termination of the Advisory Agreement has been received by Winthrop Advisor, the Advisory Agreement will automatically renew at the end of the current term for a term ending December 7, 2018 and will thereafter continue automatically renew for additional on-month terms unless otherwise terminated as described above.

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

In determining the Cost of Assets (as defined in the Advisory Agreement) for purposes of calculating the management fee payable to the Winthrop Advisor, the cost of the Viceroy Hotel will, for each month from and after April 2018, be deemed to equal its then-current book value.

Beginning with the fiscal quarter ending September 30, 2018 and ending on the Liquidation Date, the Company will pay Winthrop Advisor a supplemental fee of $25,000 per quarter (prorated for any partial quarter) in addition to the base management fee;

Following the Liquidation Date, the Company will pay to the Winthrop Advisor a monthly fee of $100,000 and a supplemental fee of $50,000 per quarter (prorated for any partial quarter) for any period that the principal executive and financial officers of the successor entity to the Company are required to certify the financial and other information contained in the successor entity’s quarterly and annual reports pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

From and after March 1, 2018, the Company agreed to reimburse the Winthrop Advisor for the compensation of Wendy Silverstein as the Company’s chief executive officer or otherwise, in such amounts as agreed to between the Winthrop Advisor and the Company, which provision is no longer applicable following Wendy Silverstein’s resignation.

During the nine months ended September 30, 2018, the Company reimbursed Winthrop Advisor $467,000 for compensation of the Chief Executive Officer.

In connection with the adoption of liquidation accounting, the Company accrues costs it expects to incur through the end of liquidation. As of September 30, 2018, the Company has accrued asset management fees and compensation reimbursements totaling $1.5 million payable to Winthrop Advisor representing management’s estimate of future asset management fees to final liquidation, provided there is no assurance that the contract will continue to be extended at the same terms, if at all. This amount is included in estimated costs in excess of estimated receipts during liquidation.

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(unaudited)

In connection with the payment of (i) any distributions of money or other property by the Company to its stockholders during the term of the Current Advisory Agreement and (ii) any other amounts paid to the Company’s stockholders on account of their shares of common stock in connection with a merger or other change in control transaction pursuant to an agreement with the Company entered into after March 8, 2017 (such distributions and payments, the “Hurdle Payments”), in excess of $110.00 per share (adjusted for the Reverse Split the “Hurdle Amount”), when taken together with all other Hurdle Payments, the Company will pay an incentive fee to Winthrop Advisor in an amount equal to 10.0% of such excess (the “Incentive Fee”). The Hurdle Amount will be increased on an annualized basis by an amount equal to the product of (a) the Treasury Rate plus 200 basis points and (b) the Hurdle Amount minus all previous Hurdle Payments. Based on the current estimated undiscounted net assets in liquidation, the Winthrop Advisor would not be entitled to receive any such incentive fee.

Effective March 2017, Winthrop Property Manager began providing property management services to those properties for which the ARG Property Manager had been providing property management services. The Company paid to Winthrop Property Manager 1.75% of gross revenues, inclusive of all third party property management fees, for property management services provided to the Company by the Winthrop Property Manager or any of its affiliates. As of September 30, 2018, none of the Company’s properties are managed by the Winthrop Property Manager.

The following table details amounts incurred by the Company to Winthrop Advisor and its affiliates in connection with the operations related services described above for the periods presented and any amounts payable to or due from Winthrop Advisor as of the dates specified:

					Payable as of
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30,	December 31,
(In thousands)	2018	2017	2018	2017	2018	2017
Asset management fees	$616	$2,512	$2,171	$6,182	$—	$—
Property management fees	—	166	42	430	—	49
Reimbursements	—	—	467	—	—	—

Total related party operational fees and reimbursements	$616	$2,678	$2,680	$6,612	$—	$49

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

September 30, 2018

(unaudited)

The following table details amounts incurred and paid by the Company to the Former Advisor and its affiliates in connection with the operations related services described above for the periods presented:

	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
(In thousands)	Incurred	Incurred
To the Former Advisor and affiliates:
Asset management fees	$—	$2,339
Transfer agent and other professional fees	—	414
Property management fees	—	560

Total related party operational fees and reimbursements	$—	$3,313

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

Note 14 — Share-Based Compensation

Stock Option Plan

The Company has a stock option plan (the “Plan”) which authorizes the grant of nonqualified stock options to the Company’s independent directors, officers, advisors, consultants and other personnel, subject to the absolute discretion of the Board and the applicable limitations of the Plan. The exercise price for all stock options granted under the Plan will be equal to the fair market value of a share on the date of grant. Upon a change in control, unvested options will become fully vested and any performance conditions imposed with respect to the options will be deemed to be fully achieved. A total of 50,000 shares have been authorized and reserved for issuance under the Plan. As of September 30, 2018 and December 31, 2017, no stock options were issued under the Plan.

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

September 30, 2018

(unaudited)

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

Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of restricted shares receive cash dividends and other distributions (including any liquidating distributions made pursuant to the Liquidation Plan) prior to the time that the restrictions on the restricted shares have lapsed. Any dividends payable in shares of common stock are subject to the same restrictions as the underlying restricted shares. On October 5, 2018, the Board released all restrictions on any remaining unvested restricted shares.

The following table displays restricted share award activity during the nine months ended September 30, 2018 as adjusted for the reverse stock split (see Note 1):

	Number of Restricted Shares	Weighted-Average Issue Price
Unvested, December 31, 2017	6,828	$103.20
Granted	—	—
Vested	4,853	103.57

Unvested, September 30, 2018	1,975	102.23

2014 Advisor Multi-Year Outperformance Agreement

On April 15, 2014 (the “Effective Date”), the Company entered into a multi-year outperformance agreement (the “OPP”) with the OP and the Former Advisor. Under the OPP, the Former Advisor was issued 8,880,579 LTIP Units in the OP with a maximum award value on the issuance date equal to 5.0% of the Company’s market capitalization (the “OPP Cap”). The LTIP Units were structured as profits interests in the Operating Partnership.

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

Based on calculations for the Three-Year Period, the Former Advisor earned 43,685 LTIP Units under the terms of the OPP on April 15, 2017. Pursuant to the terms of the OPP Side Letter, these LTIP units were immediately vested on April 15, 2017, were converted into unrestricted shares of the Company’s common stock on May 9, 2017 and were issued to the Former Advisor on May 9, 2017. Following the issuance of the shares of common stock on May 9, 2017, the remaining 7,664,156 LTIP Units issued to the Former Advisor were forfeited.

NEW YORK REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

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

Note 15 — Subsequent Events

The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q and determined that there have not been any events that have occurred that would require adjustments to disclosures in the consolidated financial statements, except as disclosed in Note 1 and Note 6.

NEW YORK REIT, INC.

September 30, 2018

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

NEW YORK REIT, INC.

September 30, 2018

The Liquidation Plan enabled us to sell our assets without further approval of the stockholders and provides that liquidating distributions be made to the stockholders as determined by the Board. Pursuant to applicable REIT rules, we must complete the disposition of our assets by January 3, 2019, two years after the date the Liquidation Plan was approved by the stockholders, in order to deduct liquidating distributions as dividends. In order to comply with applicable tax laws, the Company will convert into a limited liability company to be known as New York REIT Liquidating LLC (the “LLC”). The conversion to the LLC was approved by the stockholders on September 7, 2018 and is expected to become effective on November 7, 2018 at 5:00 p.m. Eastern time.

In October 2018, we announced the withdrawal of our common stock from listing on the NYSE in connection with the conversion. November 2, 2018 will be the last day on which shares of our common stock are traded on the NYSE and our stock transfer books will be closed as of 4:00 p.m. (Eastern Time) on such date. At the effective time of the conversion, each outstanding share of common stock will be converted into one unit of common membership interest in the LLC (a “unit”) and holders of shares of our common stock will automatically receive one unit (which unit will be in book entry form) for each share of our common stock held by such stockholder. Holders of shares of our common stock should note that unlike shares of our common stock, which, in addition to being listed on the NYSE, are freely transferable, units will not be listed for trading and generally will not be transferable except by will intestate succession or operation of law. Therefore, the recipients of units in the LLC will not have the ability to realize any value from these interests except from distributions made by the LLC, the timing of which will be solely in the discretion of the LLC’s board of managers (the “Board of Managers”). On October 26, 2018, the Board designated Randolph C. Read, P. Sue Perrotty, Craig T. Bouchard, Howard Goldberg and Joe C. McKinney, representing all the current members of the Board, to serve as the initial members of the Board of Managers, effective when the Company’s conversion to the LLC becomes effective.

The LLC will be deemed to be the same entity as the Company with the same assets and liabilities as the Company. In addition, the charter and bylaws of the Company will be replaced by the operating agreement of the LLC. For tax purposes, the fair value of each unit in the LLC received by Company stockholders when the conversion becomes effective, which reflects the value of the remaining assets of the Company (net of liabilities), will equal the average of the high and low trading prices for shares of the Company’s common stock on the last three days on which shares are traded on the NYSE. For a detailed description of the federal income tax and investment considerations relating to the conversion and its effects on our interests in the Company, please see the Company’s proxy statement/prospectus filed with the Securities and Exchange Commission on August 6, 2018.

The business of the LLC will be the same as the business of the Company immediately preceding the conversion, which will, consistent with the Liquidation Plan, consist of the continued ownership of the Company’s interest in Worldwide Plaza, the Company’s only remaining property-related asset. Under its operating agreement, the business and affairs of the LLC will be managed by or under the direction of its Board of Managers, and the LLC’s sole purpose is winding up the affairs of the LLC and liquidation of its remaining assets. The LLC will remain in existence until the earlier of (i) the distribution of all its assets pursuant to liquidation or (ii) four years from the effective time of the conversion. The LLC’s term may be extended to such later date as the Board of Managers determines is reasonably necessary to fulfill the purposes of the LLC.

The dissolution process and the amount and timing of distributions to stockholders involves risks and uncertainties. Accordingly, it is not possible to predict the timing or aggregate amount which will be ultimately distributed to stockholders and no assurance can be given that the distributions will equal or exceed the estimate of net assets presented in the Consolidated Statement of Net Assets. To date, liquidating distributions totaling $58.80 per common share have been paid.

We expect to continue to qualify as a REIT throughout the liquidation until such time as we convert to the LLC.

Liquidation Plan

On June 1, 2017 we closed on our acquisition of the additional interest in Worldwide Plaza, which is further discussed below. As of the date of the filing of this Quarterly Report on Form 10-Q, all of our assets have been sold, except for our remaining interest in Worldwide Plaza. Our current estimates of net assets in liquidation are presented on an undiscounted basis. For purposes of liquidation accounting, our estimate of net assets in liquidation value assumes a sale of Worldwide Plaza on September 30, 2019 based on an estimated value of $1.725 billion. These estimates are subject to change based on the actual timing of future asset sales.

NEW YORK REIT, INC.

September 30, 2018

The net assets in liquidation at September 30, 2018 are presented on an undiscounted basis and does not include Management’s estimated future increase in value from the planned investment in the repositioning of Worldwide Plaza. Our current estimate of the liquidation value of investments in real estate includes Worldwide Plaza at $1.725 billion which is based on a current market transaction associated with our sale of a 48.7% interest in the property on October 18, 2017 discussed in Note 7 in the accompanying consolidated financial statements. Our venture partners have jointly developed and recommended a capital budget, which we have agreed to. The timing of the sale of the property, and the ultimate value we receive from the sale, are subject to change. The capital plan includes targeted capital improvements aimed at maintaining the institutional quality of the building and an appropriate allocation to allow for critical tenant lease renewals and rolls. In addition, capital will be available for new management to focus on repositioning the property as a more modern asset, with a corresponding program to rebrand and likely rename the building as well as energizing and maximizing the potential of the retail and concourse space. We have set aside approximately $90.7 million from the refinancing proceeds to cover an estimate of our share of potential future leasing and capital costs at the property. To the extent the full $90.7 million reserve is not used, the balance is expected to be available for distribution to stockholders. Our joint venture partners have committed to contribute their pro-rata share of the budgeted capital investment.

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

Management believes that if these actions are successful, the estimated value of the property could increase to between $1.9 billion and $2.2 billion, on an undiscounted basis, by November 2021, our estimated sale date of this investment. Assuming additional investment in Worldwide Plaza of $64.0 million, plus a corresponding investment from our joint venture partners, a future value for Worldwide Plaza between $2.0 billion and $2.2 billion would produce a residual value between $21.90 and $27.69 per share, an increase of $3.20 to $8.99 per share over our current carrying value. In addition, we have contractual rents which generate a predictable cash flow from Worldwide Plaza which, net of expenses, we estimate would produce $5.05 per share between October 2018 and November 2021 versus the $1.73 currently accrued based on a 12-month hold period assumed for liquidation accounting purposes. These estimates of potential future cash flow are undiscounted. Management’s estimate, like any estimate or projection, is subject to various assumptions and uncertainties including the joint venture’s ability to execute on the business plan, tenants paying their rental obligations, the equity capital and financing markets and New York City market conditions generally. There is no assurance that the joint venture will be successful in taking these various actions and that these actions will, in fact, result in the estimated increase in the value of the property.

Current Activity

To date in 2018, we have sold 13 properties for an aggregate sales price of $479.6 million. The 2018 sales of properties are summarized below.

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

NEW YORK REIT, INC.

September 30, 2018

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

Viceroy Hotel – property sale – On October 4, 2018, we sold to an independent third party the Viceroy Hotel property located in Manhattan, New York for gross sales price of $41.0 million. After satisfaction of pro-rations and closing costs, we received net proceeds of approximately $39.8 million. The estimated liquidation value of the property was $41.0 million at September 30, 2018 and $50.0 million at December 31, 2017.

NEW YORK REIT, INC.

September 30, 2018

POL Loans – In April 2018, the POL Loans were fully satisfied using proceeds from the sales of 382-384 Bleecker Street, 350 Bleecker Street, 416-425 Washington Street and reserves.

Liquidity and Capital Resources

As of September 30, 2018, we had cash and cash equivalents of $31.3 million. Our total assets and undiscounted net assets in liquidation were $436.0 million and $427.4 million, respectively, at September 30, 2018. Our ability to meet our obligations is contingent upon the disposition of our assets in accordance with our Liquidation Plan. We estimate that the proceeds from our Liquidation Plan will be adequate to pay our obligations, however, we cannot provide any assurance as to the prices or net proceeds we will receive from the disposition of our assets.

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

Principal Use of Funds

Capital Expenditures

As of September 30, 2018, we owned two properties. Historically, in connection with the leasing of our properties, we entered into agreements with our tenants to provide allowances for tenant improvements. These allowances required us to fund capital expenditures up to amounts specified in our lease agreements. We funded $0.2 million in capital expenditures during the nine months ended September 30, 2018, which was funded primarily from cash on hand.

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

NEW YORK REIT, INC.

September 30, 2018

Loan Obligations

During April 2018, the $41.3 million outstanding balance on our POL Loans was repaid in full, and we no longer have any consolidated mortgage notes payable as of September 30, 2018.

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

Cash Flows

Our level of liquidity based upon cash and cash equivalents decreased by approximately $209.7 million from $241.0 million at December 31, 2017 to $31.3 million at September 30, 2018.

The common stockholders approved the Liquidation Plan on January 3, 2017, and we adopted the liquidation basis of accounting effective January 1, 2017. We did not make any acquisitions in new investments in 2018, and, in accordance with the Liquidation Plan, no further acquisitions are expected.

Our primary sources of non-operating cash flow for the nine months ended September 30, 2018 include:

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

Our primary uses of non-operating cash flow for the nine months ended September 30, 2018 include:

•	$417.3 million for liquidating distributions to common shareholders;

•	$215.5 million for principal repayments on our mortgage notes; and

•	$16.7 million for costs associated with the sale of properties.

Our primary source of non-operating cash flow for the nine months ended September 30, 2017 was $135.0 million of proceeds from the sale of our 50 Varick Street property.

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

NEW YORK REIT, INC.

September 30, 2018

Contractual Obligations

We did not have any contractual debt obligations as of September 30, 2018.

Lease Obligations

We entered into a ground lease agreement with the owner of the land parcel at the Viceroy Hotel. Upon the sale of the Viceroy Hotel on October 4, 2018, our obligations under the ground lease terminated.

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

Occupancy and Leasing

As of September 30, 2018 our consolidated portfolio was 98.2% leased, compared to 99.9% as of September 30, 2017 as adjusted for properties sold in 2017 and through September 30, 2018. Occupancy is inclusive of leases signed but not yet commenced. See Significant Accounting Estimates and Critical Accounting Policies below for accounting policies relating to revenue recognition.

Changes in Net Assets in Liquidation

Net assets in liquidation increased by $6.0 million during the three months ended September 30, 2018 and, as a result of property sales and corresponding liquidating distributions to holders of our common stock, was reduced by $405.7 million during the nine months ended September 30, 2018. During the three months ended September 30, 2018, there was a $5.1 million increase in the estimated liquidation value of the Company’s investment in Worldwide Plaza primarily related to the extended estimated hold period and a $0.9 nillion increase due to the remeasurement of estimated receipts primarily related to the operations of the Viceroy.

The reduction during the nine months ended September 30, 2018 is primarily due to liquidating distributions to common stockholders totaling $417.3 million, a $9.0 million decrease in the estimated liquidation value of the Viceroy Hotel property based on the contract for sale, which was directly offset by a release of liability of $4.2 million associated with the termination of the Viceroy Hotel management agreement and a $0.5 million decrease due to a remeasurement of estimated receipts. The reduction in net assets was offset by a net increase of $16.9 million in the estimated liquidation value of the Company’s investment in Worldwide Plaza primarily related to the extended estimated hold period.

Net assets in liquidation decreased by $215.4 million and $221.3 million during the three and nine months ended September 30, 2017, respectively. The decrease during the three months ended September 30, 2017 was primarily the result of (i) a $75.5 million net decrease in liquidation values due to the realized sales of 245-249 West 17th Street (“Twitter”), 218 West 18th Street (“Red Bull”), 229 West 36th Street and 256 West 38th Street and a signed contract for sale for 1440 Broadway, (ii) a $63.7 million net decrease in estimated liquidation values of the remaining portfolio, (iii) a $75.5 million decrease in the Company’s investment in Worldwide Plaza which includes estimated debt defeasance costs of $108.3 million, net of mortgage debt premium amortization of $22.0 million and changes in estimated cash flows during the holding period of $10.8 million, and (iv) a net decrease of $0.7 million due to other cumulative adjustments related to changes in debt costs and adjustments to estimated holding periods.

NEW YORK REIT, INC.

September 30, 2018

The decrease during the nine months ended September 30, 2017 was primarily the result of (i) a $78.0 million net decrease in liquidation values due to the realized sales of 50 Varick Street, 245-249 West 17th Street (Twitter), 218 West 18th Street (Red Bull), 229 West 36th Street and 256 West 38th Street and a signed contract for sale for 1440 Broadway, (ii) a $63.7 million net decrease in estimated liquidation values of the remaining portfolio, (iii) a $75.5 million decrease in the Company’s investment in Worldwide Plaza which includes estimated debt defeasance costs of $108.3 million net of mortgage debt premium amortization of $22.0 million and changes in estimated cash flows during the holding period of $10.8 million and, (v) a net decrease of $4.1 million due to other cumulative adjustments related to changes in debt costs and adjustments to estimated holding periods.

The net assets in liquidation at September 30, 2018, which are presented on an undiscounted basis, includes Worldwide Plaza valued at $1.725 billion which is based on the sale of a 48.7% interest in the property as discussed in Note 7 in the accompanying consolidated financial statements and excludes Management’s estimate of the future increase in value from the planned investment in the repositioning of Worldwide Plaza, resulting in liquidating distributions of approximately $25.45 per Common Share, inclusive of the $3.25 per Common Share liquidating distribution paid on October 22, 2018. This estimate of liquidating distributions includes projections of costs and expenses to be incurred during the period required to complete the Liquidation Plan. As of October 18, 2017, Worldwide Plaza is managed by a joint venture of SL Green and RXR Realty, two of the largest owner operators in New York City. We, along with our new joint venture partners, are committed to investing significant additional capital into Worldwide Plaza to further improve and reposition the asset which we believe includes embedded opportunities to roll leases to increase the value of the property. We believe that once the actions are implemented and come to fruition, the value of Worldwide Plaza will range from $1.9 billion to $2.2 billion by our anticipated sale date of November 2021. The increase in the future market value of Worldwide Plaza will be reflected in the Statement of Net Assets in liquidation as the specific actions related to the repositioning have been completed and such increases in market value can be observed. Assuming a future value of $2.0 billion in November 2021, would result in an increase to our net assets in liquidation of approximately $6.53 per share, which would result in estimated net assets in liquidation, on an undiscounted basis, of $31.98 per share as of September 30, 2018. Management’s estimate, like any estimate or projection, is subject to various assumptions and uncertainties including the joint venture’s ability to execute on the business plan, tenants paying their rental obligations, the equity capital and financing markets and New York City market conditions generally. There is no assurance that the joint venture will be successful in taking these various actions and that these actions will, in fact, result in the estimated increase in the value of the property.

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

Election as a REIT

We elected and qualified to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), effective for our taxable year ended December 31, 2010. We believe that, commencing with such taxable year, we have been organized and operated in a manner so that we qualify for taxation as a REIT under the Code. We intend to continue to operate in such a manner, but no assurance can be given that we will operate in a manner so as to remain qualified for taxation as a REIT until such time as the Company converts to the LLC on November 7, 2018. In order to continue to qualify for taxation as a REIT we must, among other things, distribute annually at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP) determined without regard for the deduction for dividends paid and excluding net capital gains, and must comply with a number of other organizational and operational requirements. If we continue to qualify for taxation as a REIT, we generally will not be subject to federal corporate income tax on that portion of our REIT taxable income that we distribute to our stockholders. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and properties as well as federal income and excise taxes on our undistributed income.

NEW YORK REIT, INC.

September 30, 2018

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

NEW YORK REIT, INC.

September 30, 2018

The liquidation value of real estate investments was determined by considering projected operating cash flows, sales of comparable assets, if any, and replacement costs among other measures. The methods used to estimate the fair value of real estate investments include the discounted cash flow method, sales approach and/or third party information such as appraisals, sale offers or binding purchase agreements to the extent available.

Investment in Unconsolidated Joint Venture

We account for our investment in unconsolidated joint venture under the equity method of accounting because we exercise significant influence over, but do not control the entity and are not considered to be the primary beneficiary. Under liquidation accounting, the investment in unconsolidated joint venture is recorded at its net realizable value. We evaluate the net realizable value of our unconsolidated joint venture at each reporting period. Any changes in net realizable value will be reflected as a change in our net assets in liquidation. The liquidation value of our remaining investment in Worldwide Plaza as of September 30, 2018 is based on the value of the property as a result of the sale of our 48.7% interest in Worldwide Plaza.

Derivative Instruments

We used derivative financial instruments to hedge the interest rate risk associated with a portion of our borrowings. The principal objective of such agreements is to minimize the risks and costs associated with our operating and financial structure as well as to hedge specific anticipated transactions. As of September 30, 2018, we did not hold any derivative instruments.

Recent Accounting Pronouncement

There are no new accounting pronouncements that are applicable or relevant to the Company under the liquidation basis of accounting.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2018, we did not have any contractual debt obligations.

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

As of September 30, 2018, an evaluation was performed under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of September 30, 2018.

Other Matters

There have been no changes in our internal controls over financial reporting during the most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

NEW YORK REIT, INC.

September 30, 2018

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

NEW YORK REIT, INC.

September 30, 2018

EXHIBIT INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description

10.1*	Amendment No. 3 to Advisory Agreement, dated as of August 7, 2018, among New York REIT, Inc., New York Recovery Operating Partnership, L.P., and Winthrop REIT Advisors LLC.

31.1*	Certification of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	XBRL (eXtensible Business Reporting Language). The following materials from New York REIT, Inc.’s Quarterly Report on Form 10-Q for the three months ended September 30, 2018, formatted in XBRL: (i) the Consolidated Statement of Net Assets, (ii) the Consolidated Statement of Changes in Net Assets and (iii) the Notes to the Consolidated Financial Statements.

*	Filed herewith

NEW YORK REIT, INC.

September 30, 2018

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

Date: October 30, 2018