Form 10-K
period 2018-12-31
New York REIT Liquidating LLC
filed 2019-03-15
CIK 1474464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2018

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 001-36416*

NEW YORK REIT LIQUIDATING LLC

(Exact name of Registrant as specified in its certificate of incorporation)

Delaware	83-2426528
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

7 Bulfinch Place, Suite 500, Boston, MA	02114
(Address of principal executive offices)	(Zip Code)

(617) 570-4750

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Units	None
(Title of each class)	Name of Exchange on which registered

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File to be submitted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to the Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule12b-2).    Yes  ☐    No  ☒

The aggregate market value of the shares of common stock held by non-affiliates of the registrant was $249.2 million based on the closing sale price on the New York Stock Exchange for such stock as of June 29, 2018, the last business day of the registrant’s most recently completed second fiscal quarter.

As of February 28, 2019, there were 16,791,769 Units outstanding.

Documents incorporated by reference:  None

*	New York REIT Liquidating LLC is the successor in interest to New York REIT, Inc. and files reports under the Commission file number for New York REIT, Inc.

NEW YORK REIT LIQUIDATING LLC

FORM 10-K

NEW YORK REIT LIQUIDATING LLC

FORM 10-K

DECEMBER 31, 2018

Notes Regarding Forward-Looking Statements

Certain statements included in this Annual Report on Form 10-K are forward-looking statements. Those statements include statements regarding the intent, belief or current expectations of New York REIT Liquidating LLC (the “Company,” “we” “our” or “us”) and members of our management team, as well as the assumptions on which such statements are based, and generally are identified by the use of words such as “may,” “will,” “seeks,” “anticipates,” “believes,” “estimates,” “expects,” “plans,” “intends,” “should” or similar expressions. Actual results may differ materially from those contemplated by such forward-looking statements.

Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, unless required by law.

The following are some of the risks and uncertainties, although not all the risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•

Our board of directors adopted a plan of liquidation, which was approved by our stockholders on January 3, 2017, to sell all or substantially all of the assets of the Company including our operating partnership, New York Recovery Operating Partnership, L.P., a Delaware limited partnership (the “OP”), and to liquidate and dissolve the Company and the OP (the “Liquidation Plan”); however, there can be no assurance that we will succeed in selling our remaining property and completing the Liquidation Plan;

•	There can be no assurance as to the actual amount of liquidating distributions our unitholders will receive pursuant to the Liquidation Plan or when they will receive them;

•

If we are unable to maintain the occupancy rates of currently leased space and lease currently available space or if tenants default under their leases or other obligations to us during the liquidation process, our cash flow will be reduced and our liquidating distributions may be reduced;

•	Our property is located in the New York metropolitan statistical area (“MSA”), making us dependent upon the economic climate in New York City;

•

We may be adversely affected by changes in general economic, business and political conditions, including the possibility of intensified international hostilities, acts of terrorism, and changes in conditions of United States or international lending, capital and financing markets.

All forward-looking statements should be read together with the risks and other information discussed under “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.

NEW YORK REIT LIQUIDATING LLC

FORM 10-K

DECEMBER 31, 2018

PART I

Item 1. Business.

Organization

All references to the “Liquidating LLC” refer to New York REIT Liquidating LLC and all references to “we”, “us”, “our”, or the “Company” refer to New York REIT Liquidating LLC and its consolidated subsidiaries.

New York REIT Liquidating LLC was formed on November 7, 2018 and is the successor in interest to New York REIT, Inc. (the “Predecessor”). The Predecessor was incorporated on October 6, 2009 as a Maryland corporation that qualified as a real estate investment trust for U.S. federal income tax purposes (“REIT”) beginning with its taxable year ended December 31, 2010. On April 15, 2014, the Predecessor listed its common stock on the New York Stock Exchange (“NYSE”) under the symbol “NYRT.”

On August 22, 2016, the Predecessor’s Board of Directors (the “Board”) approved a plan of liquidation to sell in an orderly manner all or substantially all of the assets of the Predecessor and New York Recovery Operating Partnership, L.P., a Delaware limited partnership (the “OP”) and to liquidate and dissolve the Predecessor and the OP (the “Liquidation Plan”), subject to stockholder approval. The Liquidation Plan was approved at a special meeting of stockholders on January 3, 2017.

As part of the Liquidation Plan and in order to comply with applicable tax laws, at a special meeting of stockholders on September 7, 2018, the stockholders approved the conversion of Predecessor from a Maryland corporation to a Delaware limited liability company and the delisting of Predecessor’s common stock from the NYSE (the “Conversion”). Liquidating LLC was formed upon the effectiveness of the Conversion at 5:00 p.m. Eastern Time on November 7, 2018.

Substantially all of the Predecessor’s business was conducted through its OP. Pursuant to the Liquidation Plan, all of the assets held by the OP have been sold, and the OP was dissolved prior to the Conversion on November 7, 2018.

As of December 31, 2018, the Company’s only significant assets are a 50.1% equity interest in WWP Holdings LLC (“WWP”) which owns one property, aggregating 2.0 million rentable square feet, with an occupancy of 96.5%, and a $90.7 million cash reserve to be utilized for improvements at WWP. The Company’s property consists of office space, retail space and a garage, representing 88%, 5% and 7%, respectively, of rentable square feet as of December 31, 2018.

As of February 28, 2019, the Company has sold all of its properties except for the remaining 50.1% interest in Worldwide Plaza. Also, as of February 28, 2019, the Company has paid aggregate cash liquidating distributions of $987.4 million, or $58.80 per unit of common membership.

The Predecessor had and the Company has no employees. Prior to March 8, 2017, the Predecessor retained (i) New York Recovery Advisors, LLC (the “Former Advisor”) to manage its affairs on a day-to-day basis and (ii) New York Recovery Properties, LLC (the “ARG Property Manager”) to serve as the Predecessor’s property manager, except for properties where services were performed by a third party. The Former Advisor and ARG Property Manager are under common control with AR Global Investments, LLC, (the “Sponsor”), which is the successor business to AR Capital, LLC (“AR Global”).

NEW YORK REIT LIQUIDATING LLC

FORM 10-K

DECEMBER 31, 2018

On March 8, 2017, the Predecessor transferred all advisory duties from the Former Advisor to Winthrop REIT Advisors, LLC (the “Winthrop Advisor”) and property management services with respect to properties managed by ARG Property Manager were transferred to Winthrop Management, L.P. (the “Winthrop Property Manager”). Since November 7, 2018, the Winthrop Advisor continues to manage our affairs on a day-to-day basis. The Winthrop Property Manager no longer manages any of our properties.

Under the Liquidation Plan, the Predecessor was not, and under our limited liability company agreement, we are not permitted to make any new investments except to make protective acquisitions or advances with respect to our existing assets. We are permitted to satisfy any existing contractual obligations and fund required tenant improvements and capital expenditures at our real estate property owned by the joint venture in which we own an interest.

The Liquidation Plan enables us to sell any and all of our assets without further approval of the unitholders and provides that liquidating distributions be made to the unitholders as determined by the Company’s Board of Managers (the “Board of Managers”).

In October 2018, we announced the withdrawal of our common stock from listing on the NYSE in connection with the conversion. November 2, 2018 was the last day on which shares of our common stock were traded on the NYSE and our stock transfer books were closed as of 4:00 p.m. (Eastern Time) on such date. At the effective time of the conversion, each outstanding share of common stock was converted into one unit of common membership interest in the Liquidating LLC (a “Unit”), and holders of shares of our common stock automatically received one unit (which unit was in book entry form) for each share of our common stock held by such stockholder. Holders of Units should note that unlike shares of our common stock, which, in addition to having been listed on the NYSE, were freely transferable, Units are not listed for trading and generally are not transferable except by will, intestate succession or operation of law. Therefore, the recipients of Units will not have the ability to realize any value from these interests except from distributions made by the Company, the timing of which will be solely in the discretion of the Board of Managers. On October 26, 2018, the Board designated Randolph C. Read, P. Sue Perrotty, Craig T. Bouchard, Howard Goldberg and Joe C. McKinney, representing all the previous members of the Board, to serve as the initial members of the Board of Managers.

The Company is deemed to be the same entity as the Predecessor with the same assets and liabilities as the Predecessor. In addition, the charter and bylaws of the Predecessor were replaced by the operating agreement of the Company. For tax purposes, the fair value of each Unit in the Company received by stockholders when the conversion became effective, which reflects the value of the remaining assets of the Company (net of liabilities), was $14.00 per unit and was equal to the average of the high and low trading prices for shares of the Predecessor’s common stock on the last three days on which the shares were traded on the NYSE. For a detailed description of the federal income tax and investment considerations relating to the conversion and its effects on our interests in the Predecessor, please see the Predecessor’s proxy statement/prospectus filed with the Securities and Exchange Commission on August 6, 2018.

The business of the Company is the same as the business of the Predecessor immediately preceding the conversion, which, consistent with the Liquidation Plan, consists of the continued ownership of the Predecessor’s interest in Worldwide Plaza, the only remaining property-related asset. Under its operating agreement, the business and affairs of the Company will be managed by or under the direction of its Board of Managers, and the sole purpose is winding up the affairs of the Company and the liquidation of its remaining asset. The Company will remain in existence until the earlier of (i) the distribution of all its assets pursuant to liquidation or (ii) four years from the effective time of the conversion. The term may be extended to such later date as the Board of Managers determines is reasonably necessary to fulfill the purposes of the Company.

NEW YORK REIT LIQUIDATING LLC

FORM 10-K

DECEMBER 31, 2018

The dissolution process and the amount and timing of distributions to unitholders involves risks and uncertainties. Accordingly, it is not possible to predict the timing or aggregate amount which will be ultimately distributed to unitholders and no assurance can be given that the distributions will equal or exceed the estimate of net assets presented in the Consolidated Statement of Net Assets.

In March 2018, the Predecessor effected a 1-for-10 reverse stock split (the “Reverse Split”) of its common stock (“Common Shares”) pursuant to which each of ten Common Shares issued and outstanding as of the close of market on March 15, 2018 were automatically combined into one Common Share, subject to the elimination of fractional shares. All references to Common Shares outstanding and per Common Share amounts have been restated to reflect the effect of the Reverse Split for all periods presented. Any fractional shares resulting from the Reverse Split were redeemed for cash in lieu of shares.

Sales Pursuant to the Plan of Liquidation

Subsequent to the adoption of the Liquidation Plan, excluding the partial sale of Worldwide Plaza, we sold six properties for an aggregate purchase price of $1.325 billion during 2017 and ten properties for an aggregate purchase price of $479.6 million in 2018. Also, in 2017 we sold a 48.7% interest in Worldwide Plaza based on an aggregate property value of $1.725 billion. The following summarizes the sales of properties that occurred in 2018.

333 West 34th Street – property sale – On January 5, 2018, we sold to an independent third party the 333 West 34th Street office property in Manhattan, New York for a gross sales price of $255.0 million. The property was part of the collateral for our aggregate mortgage and mezzanine loans totaling $760.0 million (“POL Loans”), and we paid down $110.6 million as required under the POL Loans upon the sale of the property. After satisfaction of debt, pro-rations and closing costs, we received net proceeds of approximately $134.6 million. The estimated liquidation value of the property was $255.0 million at December 31, 2017.

350 West 42nd Street – property sale – On January 10, 2018, we sold to an independent third party the 350 West 42nd Street retail property in Manhattan, New York for a gross sales price of $25.1 million. The property was part of the collateral for our $760.0 million POL Loans, and we paid down $11.3 million as required under the POL Loans upon the sale of the property. After satisfaction of debt, pro-rations and closing costs, we received net proceeds of approximately $12.6 million. The estimated liquidation value of the property was $25.1 million at December 31, 2017.

One Jackson Square – property sale – On February 6, 2018, we sold to an independent third party the One Jackson Square retail property in Manhattan, New York for a gross sales price of $31.0 million. The property was part of the collateral for our $760.0 million POL Loans, and we paid down $13.0 million as required under the POL Loans upon the sale of the property. After satisfaction of debt, pro-rations and closing costs, we received net proceeds of approximately $16.5 million. The estimated liquidation value of the property was $31.0 million at December 31, 2017.

2091 Coney Island Avenue – property sale – On February 14, 2018, we sold to an independent third party the 2091 Coney Island Avenue office property in Brooklyn, New York for a gross sales price of $3.8 million. The property, together with the retail property located at 2067-2073 Coney Island Avenue made up 1100 Kings Highway. The property was part of the collateral for the $20.2 million mortgage note payable on 1100 Kings Highway. In connection with the sale, we were required to pay down the outstanding mortgage loan by $4.4 million. The estimated liquidation value of the property was $3.8 million at December 31, 2017.

NEW YORK REIT LIQUIDATING LLC

FORM 10-K

DECEMBER 31, 2018

306 East 61st Street—property sale – On February 16, 2018, we sold to an independent third party the 306 East 61st Street office property in Manhattan, New York for a gross sales price of $47.0 million. The property was encumbered by a $19.0 million mortgage loan which was satisfied in full at closing. After satisfaction of debt, pro-rations and closing costs, we received net proceeds of approximately $26.5 million. The estimated liquidation value of the property was $47.0 million at December 31, 2017.

350 Bleecker Street and 367-387 Bleecker Street – property sale – On April 19, 2018, we sold to an independent third party the 350 Bleecker Street and 367-387 Bleecker Street properties located in Manhattan, New York for a gross sale price of $31.5 million. The properties were part of the collateral for our $760.0 million POL Loans, and we paid down $21.1 million as required under the POL Loans upon the sale of the property. After satisfaction of debt, pro-rations and closing costs, we received net proceeds of approximately $8.8 million. The estimated liquidation value of the properties was $31.5 million at December 31, 2017.

416 Washington Street – property sale – On April 19, 2018, we sold to an independent third party the 416 Washington Street retail property in Manhattan, New York for a gross sales price of $11.2 million. The property was part of the collateral for our $760.0 million POL Loans, and we paid down $5.5 million as required under the POL Loans upon the sale of the property. After satisfaction of debt, pro-rations and closing costs, we received net proceeds of approximately $5.1 million. The estimated liquidation value of the property was $11.2 million at December 31, 2017.

2067 – 2073 Coney Island Avenue – property sale – On May 1, 2018, we sold to an independent third party the 2067-2073 Coney Island Avenue retail property in Brooklyn, New York for a gross sales price of $30.5 million. The property was part of the collateral for the $15.8 million mortgage note payable on 1100 Kings Highway which was satisfied in full at closing. After satisfaction of debt, pro-rations and closing costs, we received net proceeds of approximately $13.7 million. The estimated liquidation value of the property was $30.5 million at December 31, 2017.

Centurion Parking Garage – property sale – On May 1, 2018, we sold to an independent third party the Centurion Parking Garage property located at 33 West 56th Street, Manhattan, New York, for a gross sales price of $3.5 million. After satisfaction of pro-rations and closing costs, we received net proceeds of approximately $3.3 million. The estimated liquidation value of the property was $3.5 million at December 31, 2017.

Viceroy Hotel – property sale – On October 4, 2018, we sold to an independent third party the Viceroy Hotel property located in Manhattan, New York for a gross sales price of $41.0 million. After satisfaction of pro-rations and closing costs, we received net proceeds of approximately $39.8 million. The estimated liquidation value of the property was $50.0 million at December 31, 2017 and was adjusted to $41.0 million at June 30, 2018 based on the contract sale price.

Assets

Our one remaining asset is located in New York, New York. See “Properties” in Part I, Item 2 for a description of our remaining asset.

Indebtedness

As of December 31, 2018, we indirectly had debt of $601.2 million of unconsolidated mortgage debt reflecting our pro rata share of Worldwide Plaza’s total mortgage debt of $1.2 billion, with a weighted average interest rate equal to 3.98% per annum and a weighted average term to maturity of 9 years.

NEW YORK REIT LIQUIDATING LLC

FORM 10-K

DECEMBER 31, 2018

On December 20, 2016, the Company, through indirect wholly owned subsidiaries of the OP, entered into a mortgage loan (the “Mortgage Loan”) in the aggregate amount of $500.0 million and a mezzanine loan in the aggregate amount of $260.0 million (the “Mezzanine Loan”). The Mortgage Loan and the Mezzanine Loan are collectively referred to as the POL Loans. The POL Loans were initially secured directly, in the case of the mortgage loan, and indirectly in the case of the mezzanine loan, by our properties located in New York, New York at 245-249 West 17th Street, 333 West 34th Street, 216-218 West 18th Street, 50 Varick Street, 229 West 36th Street, 122 Greenwich Street, 350 West 42nd Street, 382-384 Bleecker Street, 350 Bleecker Street, 416-425 Washington Street, 33 West 56th Street and 120 West 57th Street (the “POL Loan Properties”). In April 2018, the POL Loans were fully satisfied, and all the POL Loan properties sold during 2017 and 2018 have been released and are no longer collateral for the POL Loans.

Tax Status

The Predecessor operated in a market which qualified it as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), effective for our taxable year ended December 31, 2010 through November 7, 2018, the date of conversion. In order to qualify for taxation as a REIT we were generally required, among other things, to distribute annually at least 90% of our REIT taxable income determined without regard for the deduction for dividends paid and excluding net capital gains, and to comply with a number of other organizational and operational requirements until the date of conversion.

The Liquidating LLC will be treated as a partnership for federal and state income tax purposes. Accordingly, no provision or benefit for income taxes is made in the consolidated financial statements. All distributions from the Liquidating LLC in 2018 are considered a return of capital for tax purposes. Unitholders will receive a Schedule K-1 from the Liquidating LLC annually reflecting their allocable share of the Liquidating LLC’s income, loss, gains and deductions.

Competition

The New York City real estate market is highly competitive and there are many competing properties in the New York MSA. With respect to the remaining asset that we own, we compete for tenants based on a number of factors that include location, rental rates, security, suitability of the property’s design to prospective tenants’ needs and the manner in which the property is operated and marketed. Many competitors have substantially greater marketing budgets and financial resources than we do which could limit our success when we compete with them directly. Competition could have a material effect on our occupancy levels, rental rates and on property operating expenses. We also may compete with other entities advised or sponsored by affiliates of the Winthrop Advisor for tenants.

Subsequent to the adoption of the Liquidation Plan we have competition from other properties located in the New York City real estate market both from an operations perspective and with respect to the disposition of our property. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business and our net assets in liquidation.

Regulations

Our investment is subject to various federal, state and local laws, ordinances and regulations, including, among other things, zoning regulations, land use controls, environmental controls relating to air and water quality, noise pollution and indirect environmental impacts such as increased motor vehicle activity. We believe that we have all permits and approvals necessary under current law to operate our investment.

NEW YORK REIT LIQUIDATING LLC

FORM 10-K

DECEMBER 31, 2018

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

Employees

We have no employees. The employees of the Winthrop Advisor and their affiliates perform a full range of real estate services for us, including accounting, asset management and investor relations services.

We are dependent on these affiliates for services that are essential to us, including asset dispositions, asset management and other general administrative responsibilities.

Financial Information About Industry Segments

With the adoption of the Liquidation Plan, we have only one reporting segment subsequent to January 3, 2017.

Available Information and Company’s Website

Our website is located at www.nyrt.com. We post filings on our website as soon as practicable after they are electronically filed with, or furnished to the SEC, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and any amendments to such reports or statements. All such postings and filings are available on the “Investor” portion of our website free of charge. The SEC maintains a website at www.sec.gov that contains reports, proxy statements and information statements, and other information regarding issuers that file electronically with the SEC, which is available free of charge.

We are not incorporating by reference our website or any information contained on or connected to our website into this Annual Report on Form 10-K.

Item 1A. Risk Factors.

Set forth below are the risk factors that we believe are material to our investors. The occurrence of any of the risks discussed in this Annual Report on Form 10-K could have a material adverse effect on our Liquidation Plan or could delay or reduce liquidating distributions to our unitholders. In this section, references to “you” refers to the holders of our Units.

Risks Related to The Liquidation Plan

We cannot assure you of the actual amount you will receive in liquidating distributions pursuant to the Liquidation Plan or when you will receive them.

The net proceeds of the Liquidation Plan will be distributed to unitholders over time in one or more liquidating distributions. The actual amount that we will distribute to you in the liquidation will depend upon the actual amount of our liabilities, the actual proceeds from the sale of our remaining property, the actual fees and

NEW YORK REIT LIQUIDATING LLC

FORM 10-K

DECEMBER 31, 2018

expenses incurred in connection with the sale of our property, the actual expenses incurred in the administration of our property prior to disposition, our actual general and administrative expenses, including fees and expense reimbursements paid to the Winthrop Advisor and its affiliates and other liabilities that may be incurred by us, our ability to continue to meet the requirements necessary to retain our status as a REIT throughout the liquidation process, our ability to avoid U.S. federal income and excise taxes throughout the period of the liquidation process and other factors. If our liabilities (including, without limitation, tax liabilities and compliance costs) are greater than we currently expect or if the sales price of our asset is less than we expect, you will receive less in total liquidating distributions.

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

As of the date of this Annual Report on Form 10-K, our remaining interest in Worldwide Plaza is the only asset remaining. The sales price that we will ultimately be able to obtain for our asset is subject to many variables. For example, in order to find a buyer in a timely manner, we may be required to lower our asking price below the low end of our current estimate of the asset’s market value. If we are not able to find a buyer for this asset in a timely manner or if we have overestimated the sales price we will receive, our liquidating distributions to our unitholders would be delayed or reduced. Furthermore, real estate sales prices are constantly changing and fluctuate with changes in interest rates, supply and demand dynamics, occupancy percentages, lease rates, the availability of suitable buyers, the perceived quality and dependability of income flows from tenants and a number of other factors, both local and national. In addition, the amount of transactional fees and expenses or unknown liabilities, if any, may adversely impact the net liquidation proceeds from our assets.

We may require additional capital to implement the Liquidation Plan.

It is possible we may require additional funds for other capital needs including capital expenditures, working capital and other expenses related to our remaining property. There is no assurance that we will have sufficient capital to implement the Liquidation Plan effectively. If we need additional capital, we are unlikely to be able to access the capital markets and any failure to obtain financing to meet our capital needs, on favorable terms or at all, could reduce and delay the liquidating distributions we make to our unitholders.

We are dependent on our joint venture partner, which is the administrative member and has day-to-day control over the activities of Worldwide Plaza, and there can be no assurance as to the timing of a sale of Worldwide Plaza or that we will realize our estimated value.

Our only remaining investment is our 50.1% equity interest in the joint venture that owns Worldwide Plaza. We estimate holding this investment up to November 2021. While we own a majority of the membership interests in Worldwide Plaza, under the Worldwide Plaza joint venture agreement, our joint venture partner, which is a joint venture between an affiliate of SL Green Realty Corp. and a private equity fund sponsored by RXR Realty LLC, is the manager of the joint venture and is responsible for day-to-day management of Worldwide Plaza. All major decisions require the consent of the Board of Managers, including the consent of

NEW YORK REIT LIQUIDATING LLC

FORM 10-K

DECEMBER 31, 2018

Samuel Ashner who is our designee on the Board of Managers, however, we do not have control of the day-to-day decisions to be made by Worldwide Plaza, and therefore we are dependent on our joint venture partners and there is a risk of impasse. Additionally, under the joint venture agreement, we would lose approval rights relating to property-level major decisions for Worldwide Plaza if Samuel Ashner ceased to serve on the Board of Managers and we did not appoint a replacement consented to by our joint venture partners, such consent not to be unreasonably withheld, within 90 days. Investments in joint ventures under certain circumstances, involve risks not present were a third party not involved. Our joint venture partner may have economic or other business interests or goals which are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. Disputes between us and our joint venture partner may result in litigation. Consequently, actions by or disputes with our joint venture partner might result in subjecting us to additional risk. In addition, in certain circumstances we may be liable for the actions of our joint venture partner or subject to dilution of our interest if we fail to make required capital contributions to the venture.

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

Our management has estimated that the value of Worldwide Plaza may increase as a result of actions to be taken through our joint venture. Our venture partners have jointly developed and recommended a capital budget, which we have agreed to. The timing on the sale of the property, and the ultimate value we receive from the sale, are subject to change. The capital plan includes targeted capital improvements aimed at maintaining the institutional quality of the building and an appropriate allocation to allow for critical tenant lease renewals and rolls. In addition, capital will be available for new management to focus on repositioning the property as a more modern asset, with a corresponding program to rebrand the building as well as energizing and maximizing the potential of the retail and concourse space. We have set aside approximately $90.7 million from the refinancing proceeds to cover an estimate of our share of potential future leasing and capital costs at the property. Our joint venture partners have committed to contribute their pro-rata share of the budgeted capital investment. Management’s estimate, like any estimate or projection, is subject to various assumptions and uncertainties including the joint venture’s ability to execute on the business plan, tenants paying their rental obligations, the equity capital and financing markets and New York City market conditions generally. There is no assurance that the joint venture will be successful in taking these various actions and that these actions will, in fact, result in an increase in the value of the property.

NEW YORK REIT LIQUIDATING LLC

FORM 10-K

DECEMBER 31, 2018

Our ability to sell the Worldwide Plaza property may be delayed by a right of first offer held by one of the tenants of the Worldwide Plaza property.

The lease with one of the tenants at the Worldwide Plaza property contains a right of first offer in the event that WWP is selling 100% of the property. The right requires that WWP offer the tenant the option to purchase 100% of the Worldwide Plaza property, at a price (and on other material terms) proposed by WWP prior to selling the Worldwide Plaza property to a third party. If, after a 45-day period, that tenant does not accept the offer, WWP may then sell the Worldwide Plaza property to a third party, provided that WWP will be required to re-offer the property to that tenant if we desire to sell the Worldwide Plaza property for a purchase price (and other economic consideration) less than 92.5% of the initial purchase price contained in the offer to that tenant. The existence of this right of first offer may delay WWP’s ability to sell the Worldwide Plaza property on terms and in the timeframe of our choosing and may diminish the price other potential purchasers may be willing to pay for the Worldwide Plaza property, which may reduce or delay the liquidating distributions that will be paid to our unitholders.

If we make distributions to our members without making adequate provisions for payment of creditors’ claims or expenses, the amount of liquidation proceeds will be reduced, and our members would be liable to the creditors to the extent of any payments due to creditors.

Under Delaware law, certain obligations or liabilities imposed by law on our members, managers or officers cannot be avoided when our Company is dissolved in accordance with the Liquidation Plan. For example, if we make distributions to our members without making adequate provisions for payment of creditors’ claims and expenses, the amount of liquidation proceeds will be reduced, and our members could be liable to the creditors to the extent of any payments due to creditors. To the extent that we have underestimated the size of our contingency reserve and distributions to our members have already been paid, our members may be required to return some or all of such distributions.

Decreases in property values may reduce the amount we receive upon sales of our assets, which would reduce the amount you receive in liquidating distributions.

The Liquidation Plan provides for the sale of all our assets, which are real estate investments, and we cannot predict whether we will be able to do so at a price or on terms and conditions acceptable to us. Investments in real properties are relatively illiquid. The amount we receive upon the sale of our asset depends on the underlying value of our asset, and the underlying value of our asset may be reduced by a number of factors that are beyond our control, including, without limitation, the following:

•	changes in general economic or local conditions;

•	changes in supply of or demand for similar or competing properties in an area;

•	changes in interest rates and availability of mortgage funds that may render the sale of a property difficult or unattractive;

•	increases in operating expenses;

•	the financial performance of our tenants, and the ability of our tenants to satisfy their obligations under their leases;

•	vacancies and inability to lease or sublease space;

•	potential major repairs which are not presently contemplated or other contingent liabilities associated with the asset;

NEW YORK REIT LIQUIDATING LLC

FORM 10-K

DECEMBER 31, 2018

•	competition; and

•	changes in tax, real estate, environmental and zoning laws.

•

In addition, because we only own one property following the sales completed to date, any item which adversely affects this property will have a greater effect on the Company than it would if we owned more properties and were more diversified.

If our liquidation costs or unpaid liabilities are greater than we expect, our liquidating distributions may be delayed or reduced.

Before making the final liquidating distribution, we will need to pay or arrange for the payment of all of our transaction costs in the liquidation, all other costs and all valid claims of our creditors. Our Board of Managers may also decide to acquire one or more insurance policies covering unknown or contingent claims against us, for which we would pay a premium which has not yet been determined. Our Board of Managers may also decide to establish a reserve fund to pay these contingent claims. In addition, if the claims of our creditors are greater than we have anticipated, our liquidating distributions may be delayed or reduced from our estimates. Further, if we decide to acquire one or more insurance policies covering unknown or contingent claims against us or a reserve fund is established, payment of liquidating distributions to our unitholders may be delayed or reduced.

Defaults under future sale agreements may delay or reduce liquidating distributions.

In connection with contemplating the Liquidation Plan, we will seek to enter into a binding sale agreement for our remaining property. The consummation of the potential sale for which we will enter into a sale agreement in the future will be subject to satisfaction of closing conditions. If the transaction contemplated by this future sale agreement does not close because of a buyer default, failure of a closing condition or for any other reason, we may not be able to enter into a new agreement on a timely basis or on terms that are as favorable as the original sale agreement. Any delay in the completion of the asset sale could delay our payment of liquidating distributions to our unitholders. We will also incur additional costs involved in locating a new buyer and negotiating a new sale agreement for this asset. If we incur these additional costs, our liquidating distributions to our unitholders would be reduced.

If the Internal Revenue Service (“IRS”) takes the view that the conversion was a sale of assets from New York REIT, Inc. to New York REIT Liquidating LLC constituting a “prohibited transaction,” then the conversion may be subject to a 100% excise tax on the net income from such “prohibited transaction,” which would reduce the amount of our liquidating distributions.

REITs are subject to a 100% excise tax on any net income from “prohibited transactions,” which include sales or other dispositions of property held for sale to customers in the ordinary course of the REIT’s trade or business which is not a foreclosure property. The determination of whether property is held for sale to customers in the ordinary course of our trade or business is inherently factual in nature and, thus, cannot be predicted with certainty although the Code does provide a “safe harbor” for certain types of transactions.

Following the conversion, we no longer qualify for taxation as a REIT, but rather we are taxed as a partnership for federal and state income tax purposes. As a result, we are no longer subject to the 100% excise tax on the net income of “prohibited transactions” applicable to REITs for future sales. However, if the IRS takes the view that the conversion (which was treated as a sale of assets from New York REIT, Inc. to New York REIT Liquidating LLC) gave rise to one or more “prohibited transactions” resulting in the payment of taxes by us, then the amount of liquidating distributions to our unitholders could be significantly reduced.

NEW YORK REIT LIQUIDATING LLC

FORM 10-K

DECEMBER 31, 2018

Stockholder litigation related to the Liquidation Plan could result in substantial costs and distract our management.

Historically, extraordinary corporate actions by a company, such as the Liquidation Plan, often lead to securities class action lawsuits being filed against that company. We were already subject to a stockholder lawsuit, which has subsequently been dismissed on the basis of a provision in the Company’s bylaws providing that the state or federal courts of Maryland are the sole and exclusive forum, and which could be appealed, that included claims related to the strategic alternatives process that led to the approval of the Liquidation Plan and may become subject to more of this type of litigation as a result of the Liquidation Plan. Defending ourselves in this litigation may be expensive and, even if we ultimately prevail, the process of defending against lawsuits will divert management’s attention from implementing the Liquidation Plan and otherwise operating our business. If we do not prevail in any lawsuit, we may be liable for damages. We cannot predict the amount of any such damages, however, if applicable, they may be significant and may cause liquidating distributions to our unitholders to be reduced and/or delayed.

Unitholders could be liable to creditors to the extent of liquidating distributions received if contingent reserves are insufficient to satisfy our liabilities.

If a court holds at any time that we have failed to make adequate provision for our expenses and liabilities or if the amount ultimately required to be paid in respect of such liabilities exceeds the amount available from the contingency reserve and the assets of the limited liability company, our creditors could seek an injunction to prevent us from making distributions under the Liquidation Plan. Any such action could delay or substantially diminish the cash distributions to be paid to holders of beneficial interests of the limited liability company under the Liquidation Plan.

Interests in the limited liability company will be generally non-transferable.

Any stockholders who did not sell their shares of common stock prior to the conversion received membership interests in the limited liability company equivalent to their ownership interests in the Predecessor as represented by the shares of common stock they held prior to the conversion. Membership interests in the limited liability company will be generally non-transferable except by will, intestate succession or operation of law. Because of the illiquid nature of these interests, there can be no assurance as to how long any holder thereof may be required to hold them.

Risks Related to Our Properties and Operations

Our remaining property is located in the New York MSA, making us dependent upon the economic climate in New York City.

Our one remaining investment is located in the New York MSA. We are subject to risks generally inherent in concentrating investments in a certain geography. These risks resulting from a lack of diversification may become even greater in the event of a downturn in the commercial real estate industry and could significantly adversely affect the value of our property. A downturn in New York City’s economy, in a submarket within New York City or in the overall national economy could, for example, result in reduced demand for office or lodging space. Likewise, declines in the financial services or media sectors may have a disproportionate adverse effect on the New York City real estate market. We believe that there has been a softening in the market for real estate in New York City which has affected and could continue to affect the proceeds from sale of our property.

NEW YORK REIT LIQUIDATING LLC

FORM 10-K

DECEMBER 31, 2018

Because our portfolio includes commercial office buildings located in the New York MSA, which has a relatively large number of financial and professional services sector, significant job losses in the financial and professional services sector may decrease demand for office space, causing market rental rates and property values to be negatively impacted.

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

The New York City real estate market is highly competitive and there are many competing properties in the New York MSA. With respect to the asset that we own, we compete for tenants based on a number of factors that include location, rental rates, security, suitability of the property’s design to prospective tenants’ needs and the manner in which the property is operated and marketed. Many competitors have substantially greater marketing budgets and financial resources than we do, which could limit our success when we compete with them directly. Competition could have a material effect on our occupancy levels, rental rates and on property operating expenses. We also may compete with other entities advised or sponsored by affiliates of the Winthrop Advisor as well as our partners under the Worldwide Plaza joint venture agreement for tenants.

Subsequent to the adoption of the Liquidation Plan we have competition from other properties located in the New York City real estate market both from an operations perspective and with respect to the disposition of our asset. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business and our net assets in liquidation.

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

We also may experience a decrease in occupancy and rental rates accompanied by increases in the cost of re-leasing space (including for tenant improvements) and in uncollectible receivables. Early lease terminations may significantly contribute to a decline in occupancy of our office property and may adversely affect the value of the impacted property. While lease termination fees increase current period income, future rental income may be diminished. During periods in which market rents decline, it is unlikely that we will collect from replacement tenants the full contracted amount which had been payable under the terminated leases.

NEW YORK REIT LIQUIDATING LLC

FORM 10-K

DECEMBER 31, 2018

Tenant credit concentrations make us more susceptible to adverse events with respect to those tenants.

As of December 31, 2018, the following existing tenants represented 5% or more of our total annualized cash base rents:

Tenant	Percentage of Annualized Cash Base Rent
Cravath, Swaine & Moore, LLP [1]	46%
Nomura Holdings America, Inc. [1]	31%

(1)	Annualized cash base rent reflects our 50.1% pro rata share of rent generated by Worldwide Plaza.

The financial failure of any or all of these tenants is likely to have a material adverse effect on our financial condition, the value of the applicable property or the amount or timing of liquidating distributions. In addition, the value of our property is driven in part by the credit quality of the underlying tenants, and an adverse change in the tenants’ financial conditions or a decline in the credit rating of such tenants may result in a decline in the value of our property.

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

Our ability to operate our business and complete Liquidation Plan depends upon the participation of executive officers, and other key personnel of the Winthrop Advisor, and there is no assurance that the advisory agreement with the Winthrop Advisor (the “Current Advisory Agreement”) will continue to be extended or that such officers and personnel will remain in place.

We are an externally managed company and have no employees of our own, and our ability to operate our business, including completing the Liquidation Plan and otherwise operate on a day-to-day basis, will depend to a significant degree upon the contributions of our executive officers, and other key personnel of the Winthrop Advisor. Personnel and services that we require are provided to us under contracts with an external advisor, and we are dependent on an external advisor to manage our operations and manage our real estate assets, including sale of our real estate assets. These responsibilities also include arranging financings, providing accounting services, providing information technology services, preparing and filing all reports required to be filed by it with the SEC, the IRS and other regulatory agencies.

The Advisory Agreement, as amended, provided for a term ending on November 7, 2018, the conversion date, and provides for the Advisory Agreement to automatically renew for one month periods on the expiration of

NEW YORK REIT LIQUIDATING LLC

FORM 10-K

DECEMBER 31, 2018

any renewal term, unless terminated by either the Company or the Winthrop Advisor on 45 days’ notice before the expiration of any renewal term.

The termination of the Current Advisory Agreement or the loss of, or inability to retain, any key personnel of the Winthrop Advisor could adversely affect our business or our ability to successfully complete the Liquidation Plan. There can be no assurance that the Winthrop Advisor will otherwise be able to retain the services of our executive officers and other key personnel needed to successfully complete the Liquidation Plan.

Any adverse changes in the financial condition of, or our relationship with, the Winthrop Advisor could hinder our ability to successfully manage our investment and complete our plan of liquidation. Additionally, changes in ownership or management practices, the occurrence of adverse events affecting the Winthrop Advisor or its affiliates or other companies advised by the Winthrop Advisor and its affiliates could create adverse publicity and adversely affect us and our relationship with lenders, tenants or counterparties.

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

Our general liability coverage, property insurance coverage and umbrella liability coverage on our property may not be adequate to insure against liability claims and provide for the costs of defense. Similarly, we may not have adequate coverage against the risk of direct physical damage or to reimburse us on a replacement cost basis for costs incurred to repair or rebuild our property. Moreover, there are types of losses, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters that are uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. Insurance risks associated with such catastrophic events could sharply increase the premiums we pay for coverage against property and casualty claims.

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

NEW YORK REIT LIQUIDATING LLC

FORM 10-K

DECEMBER 31, 2018

Changes in the cost or availability of insurance due to the non-renewal of the TRIA or for other reasons could expose us to uninsured casualty losses. If our property incurs a casualty loss that is not fully insured, the value of our asset will be reduced by any such uninsured loss, which would reduce our liquidating distributions. In addition, other than any working capital reserve or other reserves we may establish, we have no source of funding to repair or reconstruct any uninsured property. Also, to the extent we must pay unexpectedly large amounts for insurance, the amount of liquidating distributions we make to our unitholders would be negatively impacted.

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

Our properties are located in the New York MSA which has experienced, and remains susceptible to, terrorist attacks. In addition, any kind of terrorist activity or violent criminal acts, including terrorist acts against public institutions or buildings or modes of public transportation (including airlines, trains or buses) could have a negative effect on our business and the value of our property. More generally, any terrorist attack, other act of violence or war, including armed conflicts, could result in increased volatility in, or damage to, the worldwide financial markets and economy including demand for properties and the availability of financing.

Our property taxes could increase due to reassessment or property tax rate changes.

We are required to pay real property taxes in respect of our property and such taxes may increase as our property is reassessed by taxing authorities or as property tax rates change. An increase in the assessed value of our property or our property tax rates could adversely impact our financial condition and reduce the amount of liquidating distributions we make to our unitholders.

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

NEW YORK REIT LIQUIDATING LLC

FORM 10-K

DECEMBER 31, 2018

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

The cost of defending against claims of liability, of compliance with environmental regulatory requirements, of remediating any contaminated property, or of paying personal injury claims could materially adversely affect our business, the value of our property and, consequently, the amounts available to make liquidating distributions to our unitholders.

Environmental laws also may impose liens on property or restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures or prevent us from operating such property. Some of these laws and regulations have been amended so as to require compliance with new or more stringent standards as of future dates. Compliance with new or more stringent laws or regulations or stricter interpretation of existing laws may require us to incur material expenditures. Future laws, ordinances or regulations may impose material environmental liability.

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

NEW YORK REIT LIQUIDATING LLC

FORM 10-K

DECEMBER 31, 2018

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

In addition, a security breach or other significant disruption involving the IT networks and related systems of the Winthrop Advisor or any other party that provides us with services essential to our operations could:

•	result in misstated financial reports, missed reporting deadlines and/or missed permitting deadlines;

•

result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of, proprietary, confidential, sensitive or otherwise valuable information (including information about our tenants), which others could use to compete against us or for disruptive, destructive or otherwise harmful purposes and outcomes;

•	result in our inability to maintain the building systems relied upon by our tenants for the efficient use of their leased space;

•	require significant management attention and resources to remedy any damages that result;

•	subject us to claims for breach of contract, damages, credits, penalties or termination of leases or other agreements; or

•	adversely impact our reputation among our tenants and investors generally.

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

The Winthrop Advisor and its affiliates or entities that they advise own properties, and may seek to acquire additional properties, in the New York metropolitan area. Conflicts could result in actions or inactions by the Winthrop Advisor or employees or consultants of the Winthrop Advisor, including employees or consultants who

NEW YORK REIT LIQUIDATING LLC

FORM 10-K

DECEMBER 31, 2018

will be our executive officers, that are detrimental to our business. Conflicts with our business and interests are most likely to arise from involvement in activities related to (a) allocation of management time and services between us and the other entities, (b) terms and timing of sales of properties, and (c) the lease of vacant space or renewal of existing leases at our properties as compared to properties owned or managed by affiliates of the Winthrop Advisor.

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

Risks Related to our Corporate Structure

We depend on our joint venture for cash flow and are structurally subordinated in right of payment to the obligations of our joint venture.

Our only significant asset is our interest in the joint venture that owns Worldwide Plaza. Accordingly, we rely on distributions from our joint venture of their net earnings and cash flows.

There is no assurance that our joint venture will be able to, or be permitted to, pay distributions to us that will enable us to pay our obligations. Our joint venture is a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from this entity.

Our rights and the rights of our members to recover claims against our managers and officers are limited, which could reduce recoveries against them if they cause us to incur losses.

Our limited liability company agreement provides that no manager or officer will be liable to us or our members for monetary damages and requires us to indemnify our managers and our officers. Our limited liability company agreement also provides that our managers shall have the same duties, including a duty of loyalty and a duty of care to the Company and its members as does a director of a corporation incorporated under the Delaware General Corporation Law, assuming that such director was protected to the maximum extent possible by the inclusion in the certificate of incorporation of a provision eliminating or limiting the personal liability of a director to the corporation or its stockholders for monetary damages for breach of fiduciary duty as a director. We and our members may have more limited rights against our managers and officers than might otherwise exist under common law, which could reduce recoveries against them. In addition, we may be obligated to fund the defense costs or otherwise reimburse for losses incurred by our managers or officers in some cases pursuant to our agreements with them.

NEW YORK REIT LIQUIDATING LLC

FORM 10-K

DECEMBER 31, 2018

Risks Associated with Debt Financing and Investments

We have outstanding debt, and the amount of debt and its cost may increase and refinancing may not be available on acceptable terms.

Our business is subject to risks normally associated with debt financing. The total principal amount of our combined outstanding indebtedness, which represents our pro rata share of Worldwide Plaza’s indebtedness, was $601.2 million as of December 31, 2018.

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

•	if principal payments due at maturity cannot be refinanced or extended, our cash flow may not be sufficient in all years to repay all maturing debt; and

•

prevailing interest rates or other factors at the time of refinancing (such as the possible reluctance of lenders to make commercial real estate loans) may result in higher interest rates, which could adversely affect cash flow and our ability to service debt and pay liquidating distributions.

In addition, incurring mortgage debt increases the risk of loss since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property securing the loan that is in default, thus reducing the value of an investment in us. For U.S. federal income tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds. We may give full or partial guarantees to lenders of mortgage debt to the entity that owns our property. If we provide a guaranty on behalf of an entity that owns our property, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity. If our property is foreclosed upon due to a default, our ability to make cash distributions to our unitholders will be adversely affected which would result in a decrease in the amount of liquidating distributions we will be able to pay.

Tax-exempt entities and non-U.S. persons face unique tax issues from holding units, which are consistent with the issues they would face as holders of beneficial interests if we transfer our remaining assets to a liquidating trust, that may result in adverse tax consequences to them.

Consistent with how we would expect investments in beneficial interests to be taxed if we were to transfer our remaining assets to a liquidating trust, investment in the units by tax-exempt entities, including employee

NEW YORK REIT LIQUIDATING LLC

FORM 10-K

DECEMBER 31, 2018

benefit plans and individual retirement accounts (“IRAs”), and non-U.S. persons raises issues unique to them. For example, virtually all income of the Liquidating LLC that would be allocated to organizations exempt from U.S. federal income tax, including IRAs and other retirement plans, would be unrelated business taxable income and may be taxable to such holders if they are not “qualified organizations” within the meaning of Section 514(c)(9)(B) of the Code. Distributions to non-U.S. persons will generally be reduced by withholding taxes imposed at the highest effective applicable tax rate, and non-U.S. persons will be required to file U.S. federal income tax returns and pay tax on their respective shares of the Liquidating LLC’s taxable income.

You may be subject to state and local taxes and return filing requirements in the state where the Company owns properties as a result of holding units or, following a transfer of all of the Company’s assets to a liquidating trust, beneficial interests.

Following the conversion, in addition to U.S. federal income taxes, the unitholders of the Liquidating LLC may become subject to other taxes, including state and local income taxes, unincorporated business taxes and estate, inheritance or intangible taxes that may be imposed by New York State and New York City, even if they do not reside in those jurisdictions. Unitholders would likely be required to file New York State and New York City income tax returns and pay state and local income taxes. Further, unitholders may become subject to penalties for failure to comply with these requirements. It is the responsibility of each unitholder to file all U.S. federal, state and local income tax returns that may be required of such unitholder.

Item 1B. Unresolved Staff Comments.

Not applicable.

NEW YORK REIT LIQUIDATING LLC

FORM 10-K

DECEMBER 31, 2018

Item 2. Properties.

General

As of December 31, 2018, our sole remaining asset is a 50.1% interest in Worldwide Plaza located in the New York, New York. The following table presents certain additional information about the property, including the rentable square footage and annualized cash base rent of Worldwide Plaza multiplied by our pro rata share of our investment in WWP:

Property	Ownership	Rentable Sq. Ft.	Percent Occupied	Annualized Cash Base Rent (in thousands)	Annualized Cash Base Rent Per Sq. Ft. (in thousands)	Number of Leases
Worldwide Plaza – Office	50.1%	907,386	96.1%	$56,398	$64.68	20
Worldwide Plaza – Retail	50.1%	121,403	99.4%	4,157	34.84	10

Total/Weighted Average		1,028,789	96.5%	$60,555	$61.09	30

Future Lease Expirations Table

The following is a summary of our pro rata share of Worldwide Plaza of lease expirations for the next ten years as of    December 31, 2018 (dollar value in thousands):

Year of Expiration	Number of Leases Expiring	Expiring Annualized Cash Rent [1]	Expiring Annualized Cash Rent as a Percentage of the Total Portfolio [1]	Leased Rentable Square Feet		Percentage of Portfolio Leased Rentable Sq. Ft. Expiring
2019	3	$49	<1.0%		(2)	<1.0%
2020	2	375	<1.0%	2,342		<1.0%
2021	6	3,502	2.9%	58,482		3.0%
2022	2	170	<1.0%	1,819		<1.0%
2023	—	—	—	—		—
2024	2	59,283	49.1%	674,069		34.1%
2025	2	2,071	1.7%	38,476		1.9%
2026	3	5,241	4.3%	105,280		5.3%
2027	4	5,129	4.2%	167,071		8.4%
2028	2	407	<1.0%	1,900		<1.0%

Total	26	$76,227	62.5%	1,049,437		52.7%

(1)	Expiring annualized cash rent represents contractual cash base rents at the time of lease expiration added to current reimbursements from tenants, excluding electric reimbursements and free rent.
(2)	Represents rents on air rights not included in leased rentable square feet.

NEW YORK REIT LIQUIDATING LLC

FORM 10-K

DECEMBER 31, 2018

Tenant Concentration

The following table lists the tenants whose rented square footage is greater than 10% of the total portfolio rentable square footage as of December 31, 2018 (dollars in thousands):

Tenant	Rented Sq. Ft. [1]	Rented Sq. Ft. as a % of Total Portfolio	Lease Expiration	Remaining Lease Term [2]	Renewal Options		Annualized Cash Base Rent [1]
Nomura Holdings America, Inc.	410,773	41%	9/2033	13.8		[3]	$19,121
Cravath, Swaine & Moore, LLP	309,185	34%	8/2024	4.7	None		$28,692

(1)	Rentable square feet and annualized cash base rent reflect the rentable square footage and annualized cash base rent of Worldwide Plaza multiplied by our 50.1% pro rata share of WWP.
(2)	Remaining lease term in years as of December 31, 2018.
(3)

Nomura Holdings America, Inc. has up to four options to renew its lease. The first two options are for renewal terms of five or ten years each and the second two options are for five years each. In total, the renewal options allow for a maximum of 20 years of extended term.

Property Financing

We have no mortgage debt outstanding at December 31, 2018 other than our share of the mortgage note payable encumbering Worldwide Plaza. The Worldwide Plaza debt has an outstanding balance of $1.2 billion, bears interest at a blended rate of 3.98% per annum, requires monthly payments of interest only and matures in November 2027.

Item 3. Legal Proceedings.

The Company received a request for information from the City of New York related to the Company’s June 2017 and October 2013 acquisitions of interests in Worldwide Plaza for purposes of determining if any additional transfer taxes are due. The seller of the interests received a similar information request. Both parties have provided responses to the requests. The Company does not expect to incur any liability associated with this request and has been indemnified by the seller should any additional transfer taxes be imposed on the transactions.

The information related to litigation and regulatory matters contained in “Note 11 – Commitments and Contingencies” of our notes to the consolidated financial statements included in this Annual Report on Form 10-K is incorporated by reference into this Item 3. Except as set forth therein, as of the end of the period covered by this Annual Report on Form 10-K, we are not a party to, and none of our properties are subject to, any material pending legal proceedings.

Item 4. Mine Safety Disclosure.

Not applicable.

NEW YORK REIT LIQUIDATING LLC

FORM 10-K

DECEMBER 31, 2018

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Predecessor’s common stock was traded on the NYSE under the symbol “NYRT.” In connection with the conversion of the Predecessor to the Company, the stock transfer books of the Predecessor were closed as of the close of business on November 2, 2018, which was the last day of trading for the Predecessor’s common stock. For tax purposes, the fair value of each Unit in the Company received by stockholders when the conversion became effective, which reflects the value of the remaining assets of the Company (net of liabilities), was $14.00 per Unit and was equal to the average of the high and low trading prices for shares of the Predecessor’s common stock on the last three days on which the shares were traded on the NYSE. The Units of the Company are not listed for trading on any exchange, and there is no established trading market for the Units.

Set forth below is a line graph comparing the cumulative total stockholder return on NYRT common stock, based on the closing market price of the common stock and reinvested dividends, with the FTSE National Association of Real Estate Investment Trusts (“NAREIT”) Equity Index and the New York Stock Exchange Index (“NYSE Index”) for the period commencing April 15, 2014, the date on which we listed our shares on the NYSE and ending November 2, 2018, the last day of trading. The graph assumes an investment of $100 on April 15, 2014.

Total Return Performance

NEW YORK REIT LIQUIDATING LLC

FORM 10-K

DECEMBER 31, 2018

For each calendar quarter indicated, the following table reflects high and low sales prices for the common stock as reported by the NYSE and the amounts paid to our stockholders in respect of these shares to which we refer as “dividends.” All dollar amounts have been adjusted to reflect the 1-for-10 reverse split that occurred in March 2018.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (1)
2018
High	$42.10	$22.85	$18.65	$18.13
Low	$19.50	$17.64	$17.11	$13.55
Cash dividends paid per share (2)	$20.00	$4.85	$—	$3.25
Non-cash dividends paid per share (3)	$—	$—	$—	$14.00

2017
High	$100.60	$98.10	$86.90	$78.60
Low	$95.80	$85.90	$76.40	$39.00
Cash dividends paid per share (2)	$—	$—	$—	$30.70

(1)	For 2018, period is October 1 – November 2, 2018.
(2)	Represents distributions of liquidation proceeds. Since the adoption of the Liquidation Plan, we have made liquidating distributions totaling $58.80 per share.
(3)

The conversion of shares of common stock of the Predecessor to Units of the Company is considered a deemed distribution for tax purposes. Amount is based on the average of the high and low trading prices of the Predecessor’s common stock over the final three days of trading.

Holders

As of February 28, 2019, we had 16,791,769 Units outstanding held by a total of 603 unitholders of record.

Dividends

Pursuant to the Liquidation Plan and our Limited Liability Company Agreement dated November 7, 2018, the actual amount and timing of, and record date for, future liquidating distributions on our Units will be determined by our Board of Managers and will depend upon the timing and amount of cash flow distributions and ultimate sale proceeds from our interest in Worldwide Plaza and the amounts deemed necessary by our Board of Managers to pay or provide for our liabilities and obligations. The actual cash flow available to pay distributions will be affected by a number of factors, including among others, the risks and information discussed under “Risk Factors” in Part I, Item 1A and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Annual Report on Form 10-K.

NEW YORK REIT LIQUIDATING LLC

FORM 10-K

DECEMBER 31, 2018

The following table details, from a U.S. federal income tax perspective, the allocation of distributions per share for the period ended November 7, 2018:

	Period Ended November 7, 2018
Cash liquidating distribution	$28.10	66.7%
Non-cash liquidating distribution	14.00	33.3%
Ordinary dividends	—	—%
Return of capital	—	—%
Capital gain dividends	—	—%

Total	$42.10	100.0%

The following tables include distributions on unvested shares of restricted common stock (“restricted shares”) awarded and outstanding under our employee and director incentive restricted share plan (the “RSP”), LTIP units, OP units and Class B units, during the years ended December 31, 2018 and 2017. There were no restricted shares, OP units or Class B units issued during 2018. There were no restricted shares, LTIP units, OP units or Class B units outstanding at December 31, 2018.

	Total Dividends Paid	Total Dividends Declared
1st Quarter 2018	$108,600	$108,600
2nd Quarter 2018	17,096	17,096
3rd Quarter 2018	—	—
4th Quarter 2018	—	—

Total 2018	$125,696	$125,696

	Total Dividends Paid	Total Dividends Declared
1st Quarter 2017	$—	$—
2nd Quarter 2017	—	—
3rd Quarter 2017	—	—
4th Quarter 2017	224,813	224,813

Total 2017	$224,813	$224,813

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not repurchase any of our Common Shares or Units during the year ended December 31, 2018.

Share-Based Compensation Plan

The Restricted Share Plan (the “RSP”) provided for the issuance of restricted shares, including to our non-executive directors. Our Board delegated its administrative responsibilities under the RSP to its compensation committee. In this capacity, the compensation committee had the ability to grant awards of restricted shares to our Predecessor’s directors, officers, employees of the Former Advisor and its affiliates, employees of entities that provide services to us, directors of the Former Advisor or of entities that provide

NEW YORK REIT LIQUIDATING LLC

FORM 10-K

DECEMBER 31, 2018

services to us, certain of our consultants and certain consultants to the Former Advisor and its affiliates or to entities that provide services to us. The compensation committee also had the ability in this capacity to determine which form the awards would take and the terms and conditions of the awards.

No shares under the RSP were issued during 2018. On October 5, 2018, the Board released all restrictions on any remaining unvested restricted shares.

The vesting terms of awards under the RSP were as described in the relevant award agreement. The RSP was terminated upon the conversion to the Liquidating LLC.

Communications with the Board of Managers

All interested parties (including our unitholders) may communicate with our Board of Managers by sending written communications addressed to such person or persons in care of New York REIT Liquidating LLC, 7 Bulfinch Place, Suite 500, Boston, MA 02114, Attention: John Garilli, Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary. Mr. Garilli will deliver all appropriate communications to our Board of Managers no later than the next regularly scheduled meeting of our Board of Managers. If our Board of Managers modifies this process, the revised process will be posted on our website.

Item 6. Selected Financial Data

The following tables set forth selected, historical, consolidated financial data for the Company and our Predecessor and should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 and Consolidated Financial Statements of the Company and notes thereto and included in this Annual Report on Form 10-K:

Statement of Net Assets (in thousands, except per share data)	Liquidation Basis
	December 31, 2018	December 31, 2017
Total assets	$376,453	$1,090,733
Mortgage notes payable	$—	$215,494
Liability for estimated costs in excess of estimated receipts during liquidation	$3,208	$27,228
Net assets in liquidation (1)	$372,556	$833,113
Net assets in liquidation value per Unit/Common Share	$22.19	$49.60

(1)

The net assets in liquidation as of December 31, 2018 of $22.19 per unit plus the cumulative liquidating distributions paid to holders of Units/Common Shares through December 31, 2018 ($58.80 per Common Share), would result in cumulative liquidating distributions to unitholders of $80.99 per unit as of December 31, 2018.

	Going Concern Basis
	December 31,
Balance Sheet Data (in thousands)	2016	2015	2014
Total real estate investments, at cost	$1,785,671	$1,822,903	$1,888,366
Total assets	2,152,380	2,064,762	2,117,971
Mortgage notes payable, net of deferred financing costs	1,107,526	381,443	169,377
Credit facility	—	485,000	635,000
Total liabilities	1,210,711	972,493	922,294
Total equity	941,669	1,092,269	1,195,677

NEW YORK REIT LIQUIDATING LLC

FORM 10-K

DECEMBER 31, 2018

	Going Concern Basis
Operating Data	Years Ended December 31,
(in thousands, except share and per share data)	2016	2015	2014
Total revenues	$160,274	$174,521	$155,567
Operating expenses	213,029	195,415	227,540

Operationg loss	(52,755)	(20,894)	(71,973)
Total other expenses	(31,144)	(19,375)	(22,312)

Net loss	(83,899)	(40,269)	(94,285)
Net loss attributable to non-controlling interests	1,373	1,188	1,257

Net loss attributable to stockholders	(82,526)	(39,081)	(93,028)

Other data:
Cash flows provided by (used in) operations	$(3,368)	$(37,725)	$6,535
Cash flows provided by (used in) investing activities	40,654	61,907	(327,835)
Cash flows provided by (used in) financing activities	(90,354)	(23,540)	110,435

Per share data:
Net loss per common share – basic and diluted	$(5.00)	$(2.40)	$(5.60)
Dividends and distributiosn declared per common share	3.80	4.60	4.60
Weighted-average number of common shares outstanding, basic and diluted	16,494,946	16,216,558	16,695,932

NEW YORK REIT LIQUIDATING LLC

FORM 10-K

DECEMBER 31, 2018

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements of New York REIT Liquidating LLC and the notes thereto. As used herein, the term “Liquidating LLC” refers to New York REIT Liquidating LLC and the terms “Company,” “we,” “our” and “us” refer to New York REIT Liquidating LLC (the “Liquidating LLC”), a Delaware limited liability company, and, as required by context to New York REIT, Inc., a Maryland corporation, to New York Recovery Operating Partnership, L.P., a Delaware limited partnership (the “OP”), and to their subsidiaries. As of March 8, 2017, we are externally managed by Winthrop REIT Advisors, LLC (the “Winthrop Advisor”). Prior to March 8, 2017, we were externally managed by New York Recovery Advisors, LLC (the “Former Advisor”), a Delaware limited liability company. The following information contains forward-looking statements, which are subject to risks and uncertainties. Should one or more of these risks or uncertainties materialize, actual results may differ materially from those expressed or implied by the forward-looking statements. Please see “Note Regarding Forward-Looking Statements” and “Risk Factors” elsewhere in this report for a description of these risks and uncertainties. Capitalized terms used herein but not otherwise defined have the meaning ascribed to those terms under “Financial Statements and Supplementary Data” in Part II, Item 8, which includes the notes to our consolidated financial statements and contained herein.

Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a discussion of our audited consolidated financial statements and notes thereto. These audited financial statements are prepared in conformity with accounting principles generally accepted in the United States of America which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Overview

On August 22, 2016 the Predecessor’s Board of Directors (the “Board”) approved a plan of liquidation to sell in an orderly manner all or substantially all of our assets and the assets of the OP (the “Liquidation Plan”), subject to stockholder approval. The Liquidation Plan was approved at a special meeting of stockholders on January 3, 2017.

The Liquidation Plan provides for an orderly sale of our assets, payment of our liabilities and other obligations and the winding down of operations and the dissolution of the Company. We are no longer permitted to make any new investments except to make protective acquisitions on advances with respect to our existing assets. We are permitted to satisfy any existing contractual obligations and pay for required tenant improvements and capital expenditures at our real estate property owned by the joint venture in which we own an interest.

In order to comply with applicable tax laws, New York REIT, Inc. (the “Predecessor”) converted into a limited liability company known as New York REIT Liquidating LLC. The conversion to the Company was approved by the stockholders on September 7, 2018 and became effective on November 7, 2018. The Liquidation Plan enables us to sell our assets without further approval of the stockholders or unitholders and provides that liquidating distributions be made to the stockholders as determined by the Board, and following the conversion, to our unitholders as determined by the Board of Managers.

In October 2018, we announced the withdrawal of our common stock from listing on the NYSE in connection with the conversion. November 2, 2018 was the last day on which shares of our common stock were

NEW YORK REIT LIQUIDATING LLC

FORM 10-K

DECEMBER 31, 2018

traded on the NYSE and our stock transfer books were closed as of 4:00 p.m. (Eastern Time) on such date. At the effective time of the conversion, each outstanding share of common stock was converted into one unit of common membership interest in the LLC (a “Unit”), and holders of shares of our common stock automatically received one unit (which unit was in book entry form) for each share of our common stock held by such stockholder. Holders of shares of our Units should note that unlike shares of our common stock, which, in addition to being listed on the NYSE, were freely transferable, Units are not listed for trading and generally are not transferable except by will intestate succession or operation of law. Therefore, the recipients of Units will not have the ability to realize any value from these interests except from distributions made by the Company, the timing of which will be solely in the discretion of the Board of Managers. On October 26, 2018, the Board designated Randolph C. Read, P. Sue Perrotty, Craig T. Bouchard, Howard Goldberg and Joe C. McKinney, representing all the previous members of the Board, to serve as the initial members of the Board of Managers.

The Company is deemed to be the same entity as the Predecessor with the same assets and liabilities as the Predecessor. In addition, the charter and bylaws of the Predecessor were replaced by the operating agreement of the Company. For tax purposes, the fair value of each Unit in the Company received by stockholders when the conversion became effective, which reflects the value of the remaining assets of the Company (net of liabilities), was $14.00 per unit and was equal to the average of the high and low trading prices for shares of the Predecessor’s common stock on the last three days on which the shares were traded on the NYSE. For a detailed description of the federal income tax and investment considerations relating to the conversion and its effects on our interests in the Predecessor, please see the Predecessor’s proxy statement/prospectus filed with the Securities and Exchange Commission on August 6, 2018.

The business of the Company is the same as the business of the Predecessor immediately preceding the conversion, which, consistent with the Liquidation Plan, consists of the continued ownership of the Predecessor’s interest in Worldwide Plaza, the only remaining property-related asset. Under its operating agreement, the business and affairs of the Company will be managed by or under the direction of its Board of Managers, and the sole purpose is winding up the affairs of the liquidation of its remaining asset. The Company will remain in existence until the earlier of (i) the distribution of all its assets pursuant to liquidation or (ii) four years from the effective time of the conversion. The term may be extended to such later date as the Board of Managers determines is reasonably necessary to fulfill the purposes of the Company.

The dissolution process and the amount and timing of distributions to unitholders involves risks and uncertainties. Accordingly, it is not possible to predict the timing or aggregate amount which will be ultimately distributed to unitholders, and no assurance can be given that the distributions will equal or exceed the estimate of net assets presented in the Consolidated Statement of Net Assets. To date, liquidating distributions totaling $58.80 per common share have been paid.

Liquidation Plan

As of the date of this Annual Report on Form 10-K, all of our assets have been sold except our remaining interest in Worldwide Plaza. For purposes of liquidation accounting, our estimate of net assets in liquidation value assumes a sale of Worldwide Plaza at December 31, 2019 based on a value of $1.725 billion. These estimates are subject to change based on the actual timing of future asset sales.

The net assets in liquidation of $372.6 million at December 31, 2018 are presented on an undiscounted basis and does not include Management’s estimated future increase in value from the planned investment in the repositioning of Worldwide Plaza. Our current estimate of the liquidation value of investments in real estate

NEW YORK REIT LIQUIDATING LLC

FORM 10-K

DECEMBER 31, 2018

includes Worldwide Plaza at $1.725 billion which is based on our sale of a 48.7% interest in the property on October 18, 2017 as discussed in Note 6. Our venture partners have jointly developed and recommended a capital budget, which we have agreed to. The timing of the sale of the property, and the ultimate value we receive from the sale, are subject to change. The capital plan includes targeted capital improvements aimed at maintaining the institutional quality of the building and an appropriate allocation to allow for critical tenant lease renewals and rolls. In addition, capital will be available for new management to focus on repositioning the property as a more modern asset, with a corresponding program to rebrand and likely rename the building as well as energizing and maximizing the potential of the retail and concourse space. We have set aside approximately $90.7 million from the refinancing proceeds to cover an estimate of our share of potential future leasing and capital costs at the property. To the extent the full $90.7 million reserve is not used, the balance is expected to be available for distribution to unitholders. Our joint venture partners have committed to contribute their pro-rata share of the budgeted capital investment. To date, all capital costs incurred at the property have been satisfied from operating cash flow of the property.

Management believes that the combined team of SL Green and RXR Realty will add the necessary talent, expertise and capital, along with the capital contributed by us, to bring this Class A asset with its investment grade tenant roster to its full potential. Management believes that implementation of the business plan for Worldwide Plaza will take at least two years and may take up to four years given the size of the building, which is a little over 2 million square feet, the scope and nature of the capital investment and to allow time for the critical milestones in leasing and asset repositioning to take place. Management’s estimate, like any estimate or projection, is subject to various assumptions and uncertainties including the joint venture’s ability to execute on the business plan, tenants paying their rental obligations, the equity capital and financing markets and New York City market conditions generally. There is no assurance that the joint venture will be successful in taking these various actions and that these actions will, in fact, result in the estimated increase in the value of the property.

Current Activity

Subsequent to the adoption of the Liquidation Plan, excluding the partial sale of Worldwide Plaza, the Company sold six properties for an aggregate purchase price of $1.325 billion during 2017 and ten properties for an aggregate purchase price of $479.6 million in 2018. Also, in 2017 the Company sold a 48.7% interest in Worldwide Plaza based on an aggregate property value of $1.725 billion. The sales of properties are summarized in “Business – Sales Pursuant to the Plan of Liquidation”.

Liquidity and Capital Resources

As of December 31, 2018, we had cash and cash equivalents of $17.8 million. Our total assets and undiscounted net assets in liquidation were $376.4 million and $372.6 million, respectively, at December 31, 2018.

Our principal demands for funds are to pay or fund operating expenses, capital expenditures and liquidating distributions to our unitholders. We believe that cash flow distributions we expect to receive from our investment in Worldwide Plaza will continue to provide adequate capital to fund our operating, administrative and other expenses incurred during liquidation. However, due to the previous property sales, we will have reduced future operating revenue and may need to fund future operating expenses from cash on hand. Our principal sources and uses of funds are further described below.

NEW YORK REIT LIQUIDATING LLC

FORM 10-K

DECEMBER 31, 2018

Principal Sources of Funds

Cash Flows from Operating Activities

Our cash flows from operating activities is primarily dependent upon the occupancy level, the net effective rental rates achieved on our leases, the collectability of rent, operating escalations and recoveries from our tenants at Worldwide Plaza and the level of operating and other costs, including general and administrative expenses and other expenses associated with carrying out our Liquidation Plan.

Sales Proceeds

In connection with the Liquidation Plan, we plan to sell all of our assets.

Other Sources of Funds

During the year ended December 31, 2018 we received net distributions of $17.3 million in respect of our interest in Worldwide Plaza.

Principal Use of Funds

Capital Expenditures

As of December 31, 2018, we owned a 50.1% interest in the joint venture that owns Worldwide Plaza. In connection with the leasing of the property, the joint venture entered into agreements with its tenants to provide allowances for tenant improvements. These allowances require the joint venture to fund capital expenditures up to amounts specified in the lease agreements. Our share of capital expenditures during the year ended December 31, 2018 was funded from property cash flow.

In October 2017 we set aside approximately $90.7 million from the proceeds of our sale of a 48.7% interest in Worldwide Plaza to cover estimated future leasing and capital improvement costs at the property. Our joint venture partners have committed to contribute their pro-rata share of the budgeted capital investment. To date, none of the $90.7 million has been utilized.

Liquidating Distributions

Until such time as we are able to dispose of our remaining asset, the actual amount and timing of, and record dates for, future liquidating distributions will be determined by our Board of Managers and will depend upon the timing and amount of cash flow distributions we receive from our Worldwide Plaza joint venture and the amounts deemed necessary by our Board of Managers to pay or provide for our liabilities and obligations. The timing and amount of our final liquidating distribution will be dependent on the timing and proceeds of the sale of our remaining interest in Worldwide Plaza. As the Liquidating LLC is treated as a partnership for federal and state income tax purposes, any such liquidating distributions on the Units will be deemed a return of capital.

Loan Obligations

During 2018, the outstanding balance on our POL Loans was repaid in full, and we no longer have any consolidated mortgage notes payable as of December 31, 2018.

NEW YORK REIT LIQUIDATING LLC

FORM 10-K

DECEMBER 31, 2018

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

Cash Flows

Our level of liquidity based upon cash and cash equivalents decreased by approximately $223.2 million from $241.0 million at December 31, 2017 to $17.8 million at December 31, 2018.

The holders of Common Shares approved the Liquidation Plan on January 3, 2017, and we adopted the liquidation basis of accounting effective January 1, 2017. We did not make any acquisitions in new investments in 2018, and, in accordance with the Liquidation Plan, no further acquisitions are expected.

Our primary sources of non-operating cash flow for the year ended December 31, 2018 include:

•	$255.0 million from the sale of our 333 West 34th Street property;

•	$47.0 million from the sale of our 306 East 61st Street property;

•	$41.0 million from the sale of the Viceroy Hotel;

•	$31.5 million from the sale of our 350 Bleecker Street and 367-387 Bleecker Street properties;

•	$31.0 million from the sale of our One Jackson Square property;

•	$30.5 million from the sale of our 2067-2073 Coney Island Avenue property;

•	$25.1 million from the sale of our 350 West 42nd Street property;

•	$11.2 million from the sale of our 416 Washington Street property;

•	$3.8 million from the sale of our 2091 Coney Island Avenue property; and

•	$3.5 million from the sale of our Centurion Parking Garage property.

Our primary uses of non-operating cash flow for the year ended December 31, 2018 include:

•	$471.8 million for liquidating distributions to common shareholders;

•	$215.5 million for principal repayments on our mortgage notes; and

•	$18.1 million for costs associated with the sale of properties.

Contractual Obligations

We did not have any contractual debt or lease obligations as of December 31, 2018.

Comparability of Financial Data From Period to Period

Under going concern accounting, the comparability of financial data from period to period was affected by several items including (i) the timing of our property acquisition and leasing activity; (ii) the timing of property

NEW YORK REIT LIQUIDATING LLC

FORM 10-K

DECEMBER 31, 2018

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

In light of the adoption of liquidation basis accounting as of January 1, 2017, the results of operations for the current year period are not comparable to the prior year period. Subsequent to the adoption of the plan of liquidation, we have only one reporting and operating segment. Changes in the liquidation value of our assets are discussed below under Changes in Net Assets in Liquidation.

Occupancy and Leasing

See Item 2 (“Properties”)

Changes in Net Assets in Liquidation

Net assets in liquidation decreased by $460.6 million during the year ended December 31, 2018.

The reduction during the year ended December 31, 2018 was primarily due to liquidating distributions to common stockholders totaling $471.8 million, a $9.0 million decrease in the estimated liquidation value of the Viceroy Hotel property based on the contract for sale, which was directly offset by a release of liability of $4.2 million associated with the termination of the Viceroy Hotel management agreement and a $1.1 million decrease due to a remeasurement of estimated costs. The reduction in net assets was offset by a net increase of $17.1 million in the estimated liquidation value of the Company’s investment in Worldwide Plaza primarily related to the extended estimated hold period.

Net assets in liquidation decreased by $719.8 million for the year ended December 31, 2017. The reduction during the year ended December 31, 2017 is primarily due to liquidating distributions to common stockholders of $515.5 million, a $109.5 million difference between estimated liquidation values and actual sale prices, a $34.7 million decrease due to the revision of estimated liquidation values, a $52.2 million decrease due to the remeasurement of estimated costs, including defeasance costs and a $7.8 million decrease due to the remeasurement of closing costs, debt costs and the revision of holding periods.

The net assets in liquidation at December 31, 2018, which are presented on an undiscounted basis, includes Worldwide Plaza valued at $1.725 billion which is based on the sale of a 48.7% interest in the property as discussed in Note 7 in the accompanying consolidated financial statements and excludes Management’s estimate of any future increase in value from the planned investment in the repositioning of Worldwide Plaza, resulting in estimated future liquidating distributions of approximately $22.19 per unit. This estimate of liquidating distributions includes projections of costs and expenses to be incurred during the period required to complete the Liquidation Plan. As of October 18, 2017, Worldwide Plaza is managed by a joint venture of SL Green and RXR Realty, two of the largest owner operators in New York City. We, along with our joint venture partners, are committed to investing significant additional capital into Worldwide Plaza to further improve and reposition the

NEW YORK REIT LIQUIDATING LLC

FORM 10-K

DECEMBER 31, 2018

asset which we believe includes embedded opportunities to roll leases to increase the value of the property. Any increase in the future market value of Worldwide Plaza will be reflected in the Statement of Net Assets in liquidation as the specific actions related to the repositioning have been completed and such increases in market value can be observed. Management’s estimate, like any estimate or projection, is subject to various assumptions and uncertainties including the joint venture’s ability to execute on the business plan, tenants paying their rental obligations, the equity capital and financing markets and New York City market conditions generally. There is no assurance that the joint venture will be successful in taking these various actions and that these actions will, in fact, result in the estimated increase in the value of the property.

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

Tax Status

We elected and qualified to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), effective for our taxable year ended December 31, 2010. We believe that, commencing with such taxable year and continuing through the conversion date, we were organized and operated in a manner so that we qualified for taxation as a REIT under the Code. While qualified for taxation as a REIT, we generally were not subject to federal corporate income tax on that portion of our REIT taxable income that we distributed to our stockholders.

Following the conversion, we will be taxed as a partnership for federal and state income tax purposes. Accordingly, no provision or benefit for income taxes is made in the consolidated financial statements. All distributions from the Liquidating LLC will be considered a return of capital for tax purposes. Unitholders will receive a Schedule K-1 from the Liquidating LLC annually reflecting their allocable share of the Liquidating LLC’s income, loss, gains and deductions.

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

NEW YORK REIT LIQUIDATING LLC

FORM 10-K

DECEMBER 31, 2018

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

Under liquidation accounting, we accrued all income that we expected to earn through the end of liquidation to the extent we had a reasonable basis for estimation. These amounts were classified in liability for estimated costs in excess of estimated receipts during liquidation on the Consolidated Statement of Net Assets.

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

We owned certain properties with leases that included provisions for the tenant to pay contingent rental income based on a percent of the tenant’s sales upon the achievement of certain sales thresholds or other targets

NEW YORK REIT LIQUIDATING LLC

FORM 10-K

DECEMBER 31, 2018

which may be monthly, quarterly or annual targets. As the lessor to the aforementioned leases, under going concern accounting we deferred the recognition of contingent rental income until the specified target that triggered the contingent rental income was achieved, or until such sales upon which percentage rent is based were known. Contingent rental income earned was included in rental income on the consolidated statement of operations and comprehensive loss for the year ended December 31, 2016. Contingent rental income is not contemplated under liquidation accounting unless we have a reasonable basis to estimate future receipts.

Cost recoveries from tenants were included in operating expense reimbursement in the period the related costs were incurred, as applicable.

Our hotel revenues were recognized as earned and were derived from room rentals and other sources such as charges to guests for telephone service, movie and vending commissions, meeting and banquet room revenue and laundry services.

Investments in Real Estate

As of January 1, 2017, the investments in real estate were adjusted to their estimated net realizable value, or liquidation value, to reflect the change to the liquidation basis of accounting. The liquidation value represented the estimated amount of cash we expected to collect on the disposal of our assets as we carried out our Liquidation Plan. The liquidation value of our investments in real estate were presented on an undiscounted basis. Estimated costs to dispose of these assets were presented separately from the related assets. Subsequent to January 1, 2017, all changes in the estimated liquidation value of the investments in real estate were reflected as a change in our undiscounted net assets in liquidation.

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

NEW YORK REIT LIQUIDATING LLC

FORM 10-K

DECEMBER 31, 2018

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

Derivative Instruments

We used derivative financial instruments to hedge the interest rate risk associated with a portion of our borrowings. The principal objective of such agreements is to minimize the risks and costs associated with our operating and financial structure as well as to hedge specific anticipated transactions. As of December 31, 2018, we did not hold any derivative instruments.

Recent Accounting Pronouncement

There are no new accounting pronouncements that are applicable or relevant to the Company under the liquidation basis of accounting.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As of December 31, 2018, we had $601.2 million of unconsolidated mortgage debt reflecting our pro rata share of Worldwide Plaza’s total mortgage debt of $1.2 billion. This debt consisted of fixed-rate secured mortgage notes payable. Changes in market interest rates have no impact on interest due on the notes.

NEW YORK REIT LIQUIDATING LLC

FORM 10-K

DECEMBER 31, 2018

Item 8. Financial Statements and Supplementary Data.

The information required by this Item 8 is hereby incorporated by reference to our consolidated financial statements and the notes thereto beginning on page 58 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Board of Managers, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2018. Based on such evaluation, the Company’s Board of Managers have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective.

Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process which was designed under the supervision of the Company’s principal executives and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the Trustees of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on our financial statements.

As of December 31, 2018, the Company’s management conducted an assessment of the effectiveness of Company’s internal control over financial reporting. The Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013) in “Internal Control – Integrated Framework.”

Based on that assessment and those criteria, management has maintained and concluded that our internal control over financial reporting was effective as of December 31, 2018.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2018, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

On March 12, 2019 our Board of Managers resolved to make amendments to our Code of Ethics primarily to reflect our conversion to a limited liability company governed by a Board of Managers.

NEW YORK REIT LIQUIDATING LLC

FORM 10-K

DECEMBER 31, 2018

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Managers of the Company.

The following table represents certain information with respect to our managers and executive officers as of the date of this Annual Report on Form 10-K:

Name	Age	Position Held
Randolph C. Read	66	Chairman of the Board, Manager
P. Sue Perrotty	65	Manager
Craig T. Bouchard	65	Manager
Joe C. McKinney	72	Manager
Howard Goldberg	73	Manager
John Garilli	54	Chief Executive Officer, President, Chief Financial Officer, Treasurer and Secretary
Wendy Silverstein (1)	58	Chief Executive Officer and President

(1)	Wendy Silverstein resigned on July 13, 2018 and John Garilli was elected to the roles of Chief Executive Officer and President as of the same date.

Randolph C. Read, Manager – Mr. Read has been president and chief executive officer of Nevada Strategic Credit Investments, LLC since 2009 and has served as our manager and chairman of the board of managers since November 2018. Mr. Read served as an independent director of our Predecessor, New York REIT, Inc., from December 2014 to November 2018, including as non-executive chairman of its board of directors from June 2015 to November 2018. Mr. Read has served since June 2018 as a director of SandRidge Energy, Inc. Mr. Read served as an independent director of Business Development Corporation of America from December 2014 to June 2018. Mr. Read also served as an independent director of Business Development Corporation of America II from December 2014 until its liquidation and dissolution in December 2015. Mr. Read served as the non-executive chairman of the board of directors of Healthcare Trust, Inc., a real estate investment trust, from February 2015 to October 2016. Mr. Read has previously served as president of a variety of other companies and has previously served on a number of public and private company boards. Mr. Read is admitted as a Certified Public Accountant and has an M.B.A. in Finance from the Wharton Graduate School of the University of Pennsylvania and a B.S. from Tulane University.

It is believed that Mr. Read’s significant business experience as a director and an executive officer of entities in a variety of industries, as well as capital markets, governance and operations, in addition to his knowledge, financial expertise and key leadership qualities and roles, including his experience as non-executive chairman of our Predecessor’s board of directors and on a number of public and private company boards, make him well qualified to serve as a member of our board of managers.

Sue Perrotty, Manager – Ms. Perrotty has served as a manager since November 2018. Previously, Ms. Perrotty served as an independent director of our Predecessor from September 2014 until November 2018 and as a member of our Predecessor’s Audit committee from December 2014 until November 2018, serving as Chair of the Audit Committee from December 2014 through June of 2017. Ms. Perrotty has served as non-executive chair of GNL since March 2015, and as an independent director of ARC HT III since August 2014. Ms. Perrotty served as an independent director of ARC HT from November 2013 until the close of ARC

NEW YORK REIT LIQUIDATING LLC

FORM 10-K

DECEMBER 31, 2018

HT’s merger with Ventas, Inc. in January 2015. Ms. Perrotty also served as an independent director of ARC DNAV from August 2013 until August 2014 and as an independent director of ARC HOST from September 2013 until September 2014. Ms. Perrotty has been the owner, president and chief executive officer of BAC Services since April 2011. Ms. Perrotty also has been an investor and advisor to several small businesses and entrepreneurs in varying stages of development since August 2008. Ms. Perrotty served in the administration of Governor Edward G. Rendell as chief of staff to First Lady, Judge Marjorie Rendell from November 2002 through August 2008. Prior to her retirement from banking, Ms. Perrotty held the position of executive vice president and head of Global Operations for First Union Corp. as a member of the Office of the Chairman from January 2001 to January 2002. Prior to that time, Ms. Perrotty was Banking Group head for the Pennsylvania and Delaware Banking Operations of First Union from November 1998 until January 2001. Ms. Perrotty joined First Union through the merger with Corestates Bank where she served as executive vice president and head of IT and Operations from April 1996 until November 1998. From 1980 through April 1996, Ms. Perrotty also served at Meridian Bancorp as senior executive vice president and head of all Consumer Businesses including Retail Banking, Mortgage Banking, Product Development and Marketing as well as strategic customer information and delivery system development. Ms. Perrotty was a member of the chairman’s staff in each of the companies she served. Ms. Perrotty serves on several boards including the Board of Trustees of Albright College, where she is an Emerita Trustee. Ms. Perrotty also serves Chair of the Berks County Community Foundation and on the Board of Girls Scouts of Eastern PA. Ms. Perrotty has received several awards for community leadership and professional accomplishments including the PA 50 Best Women in Business, the Athena Award from the Chamber of Commerce, the Franciscan Award from Alvernia University, the Albright College Distinguished Alumni Award, the Women of Distinction Award from the March of Dimes, Taking the Lead Award from the Girl Scouts of Eastern PA and the 2006 Champion of Youth Award from Olivet Boys & Girls Club. Ms. Perrotty is a graduate of Albright College with a Bachelor of Science degree in Economics and was also awarded an Honorary Doctor of Laws degree from Albright College in 2010.

Ms. Perrotty is qualified to serve on our Board of Managers based on her extensive experience and knowledge developed through her service in both government and the private sector, as well as her time spent on numerous boards, including her service on our Predecessor’s board of directors.

Craig T. Bouchard, Manager – Mr. Bouchard has served as a manager since November 2018. Previously, Mr. Bouchard served as an independent director of our Predecessor from October 2016 through November 2018 and served on the nominating and corporate governance committee and the affiliated transactions committee. Mr. Bouchard serves as the Chairman of the Board and Chief Executive Officer of Braidy Industries, Inc. Mr. Bouchard served as the Chairman of the Board and Chief Executive Officer of Real Industry, Inc. (NASDAQ: RELY) from June 2013 to August 2016. Mr. Bouchard is a New York Times Best Selling Author, having co-authored a book on corporate management, “The Caterpillar Way: Lessons in Leadership, Growth and Stockholder Value,” Copyright 2013, (McGraw Hill, November 2013). In 2010, Mr. Bouchard founded Shale-Inland, LLC; a leading distributor of stainless steel pipe, valves and fittings, and stamped and fabricated parts to the United States energy industry. Mr. Bouchard served as the Chief Executive Officer and later as the Chairman of the Board of Shale-Inland through 2012. Before founding Shale-Inland, in 2004, Mr. Bouchard co-founded and was the President and Vice Chairman of the Board of the steel company Esmark, Inc. (NASDAQ: ESMK). Prior to that, Mr. Bouchard was the Global Head of Derivatives Trading at the First National Bank of Chicago, where his career spanned 19 years. Mr. Bouchard is currently a member of the Leadership Board of the Department of Athletics at Duke University. Mr. Bouchard served on the Board of Trustees of Boston University and on the Foundation of the University of Montana. Mr. Bouchard holds a Bachelor of Arts degree from Illinois State University, a Master of Economics degree from Illinois State University, a Master of Business Administration degree from the University of Chicago and an Honorary PhD in Science from Illinois State University.

NEW YORK REIT LIQUIDATING LLC

FORM 10-K

DECEMBER 31, 2018

Mr. Bouchard is qualified to serve on our Board of Managers based on his extensive experience and knowledge developed through his service as an executive and in corporate management, including his service on our Predecessor’s board of directors.

Joe C. McKinney, Manager – Mr. McKinney has served as a manager since November 2018. Previously, Mr. McKinney served as an independent director of our Predecessor from January 2017 until November 2018. Mr. McKinney was a member of the Audit Committee of our Predecessor, serving as Chair of the Audit Committee from June 2017 until November 2018, and was a member of the Compensation Committee of our Predecessor. Mr. McKinney has been Vice-Chairman of Broadway National Bank, a locally owned and operated San Antonio-based bank, since October 2002. He formerly served as Chairman of the Board of Directors and Chief Executive Officer of JPMorgan Chase Bank-San Antonio from November 1987 until his retirement in March 2002. Mr. McKinney has been an independent director of Luby’s Inc. (NYSE) since January 2003 and is Chairman of its Finance and Audit Committee and a member of its Nominating and Corporate Governance Committee and the Executive Committee. He is a director of Broadway National Bank and Broadway Bancshares, Inc. He was a director of USAA Real Estate Company from September 2004 through November 2016. He served on the Board of Directors of USIR III (related to USAA Real Estate Company) from February 2018 until June 2018. He was a director of US Global Investor Funds from 2008 to 2015 where he was Chairman of the Audit Committee. He was a director of Prodigy Communications Corporation from January 2001 to November 2001, when the company was sold to SBC Communications, Inc., and served on its Special Shareholder Committee and Audit and Compensation Committee. Mr. McKinney graduated from Harvard University in 1969 with a Bachelor of Arts in Economics, and he graduated from the Wharton Graduate School of the University of Pennsylvania in 1973 with a Master of Business Administration in Finance.

Mr. McKinney is qualified to serve on our Board of Managers based on his extensive experience and knowledge developed through his longstanding service in the banking industry and his service on our Predecessor’s board of directors.

Howard Goldberg, Manager – Mr. Goldberg has served as a manager since November 2018. Previously, Mr. Goldberg served as an independent director of our Predecessor and as a member of our Predecessor’s Compensation Committee from March 2017 until November 2018. Mr. Goldberg has been a private investor in both real estate and start-up companies and has provided consulting services to start-up companies since 1999. From 1994 through 1998, Mr. Goldberg served as President, CEO and board member of Player’s International, a publicly traded company in the gaming business prior to its sale to Harrah’s Entertainment Inc. From 2003 through 2005, Mr. Goldberg served as a part-time consultant to Laser Lock Technologies, Inc., LLTI.OB, a publicly traded development stage company engaged in the development and marketing of technologies for the prevention of product and document counterfeiting and electronic article surveillance. Mr. Goldberg currently serves as a Board member and member of the executive committee of VRME, a successor to LLTI. From 1995 through 2000, Mr. Goldberg served on the Board of Directors and Audit Committee of Imall Inc., a publicly traded company that provided on-line shopping prior to its sale to Excite-at-Home. Mr. Goldberg served as a member of the Board of Directors and the Audit Committee of the Shelbourne Entities from August 2002 until their liquidation in April 2004. Mr. Goldberg served as a member of the Board of Trustees of Winthrop Realty Trust, a publicly traded real estate investment trust, from December 2003 to August 2016 when Winthrop’s assets were transferred to a liquidating trust. Mr. Goldberg was a member of Winthrop’s Audit Committee and Nominating and Corporate Governance Committee and was its lead independent trustee. Mr. Goldberg currently serves as a trustee for Winthrop Realty Liquidating Trust. Mr. Goldberg has a law degree from New York University and was previously the managing partner of a New Jersey law firm where he specialized in gaming regulatory law and real estate from 1970 through 1994.

NEW YORK REIT LIQUIDATING LLC

FORM 10-K

DECEMBER 31, 2018

Mr. Goldberg is qualified to serve on our Board of Managers based on his extensive experience and knowledge developed through his consulting experience and service on the boards of multiple publicly traded companies, including his service on our Predecessor’s board of directors.

Executive Officers of the Company

John Garilli, Chief Executive Officer, President, Chief Financial Officer, Treasurer and Secretary – Mr. Garilli has served as Chief Executive Officer, President, Chief Financial Officer, Treasurer and Secretary since November 2018. Previously, Mr. Garilli served as the Chief Executive Officer of our Predecessor from July 2018 until November 2018 and as the Chief Financial Officer, Secretary and Treasurer of our Predecessor from March 2017 until November 2018. Mr. Garilli served as Chief Financial Officer of Winthrop Realty Trust from June 2012 until its liquidation in August 2016. Mr. Garilli has been with Winthrop Capital Advisors (f/k/a First Winthrop Corporation), a real estate investment and management company and affiliate of the Winthrop Advisor since September 1995 and currently serves as its President.

Family Relationships

There are no family relationships between any of our managers or executive officers.

Audit Committee

Due to the limited operations and level of activity, which primarily includes our sale of the remaining asset and the payment of outstanding obligations, we do not have an audit committee or other committee that performs similar functions and, consequently, have not designated an audit committee financial expert. None the less, we believe that each of Joe C. McKinney, S. Portia Perrotty, Craig T. Bouchard and Randolph C. Read satisfies the definition of an “audit committee financial expert” are set forth in Item 407(d)(5) of Regulation S-K.

Code of Ethics

Our Board of Managers has adopted a Code of Ethics (the “Code of Ethics”) which is applicable to our managers, officers and employees (if we ever have employees). The Code of Ethics covers topics including, but not limited to, conflicts of interest, confidentiality of information, full and fair disclosure, reporting of violations and compliance with laws and regulations. Our Advisor and its employees are subject to a separate code of ethics.

The Code of Ethics can be obtained by writing to our secretary at: New York REIT Liquidating LLC, 7 Bulfinch Place, Suite 500, Boston, MA 02114, Attention: John Garilli, Secretary. A waiver of the Code of Ethics may be made only by our Board of Managers and will be promptly disclosed to the extent required by law.

Item 11. Executive Compensation

We have no employees. Our Advisor performs our day-to-day management functions. For 2018, our named executive officers are John Garilli and Wendy Silverstein. Mr. Garilli serves as our Chief Executive Officer, President, Chief Financial Officer, Treasurer and Secretary. On July 13, 2018, Ms. Silverstein resigned as our Chief Executive Officer and President. Following her resignation, on the same day, Mr. Garilli was elected to replace Ms. Silverstein as Chief Executive Officer and President while maintaining his other executive positions of the Company. Mr. Garilli is an employee of and Ms. Silverstein served as a consultant to an affiliate of the

NEW YORK REIT LIQUIDATING LLC

FORM 10-K

DECEMBER 31, 2018

Advisor and do not (and did not) receive any compensation directly from us for serving as our executive officer. Except for the period from March 31, 2018 to July 13, 2018, we do not reimburse our Advisor and its affiliates that are or were involved in the managing of our operations for salaries, bonuses or benefits incurred by these entities and paid to our named executive officers. For the period March 1, 2018 through July 13, 2018, the Company reimbursed our Advisor $467,000 for the compensation of Ms. Silverstein.

See “Certain Relationships and Related Transactions and Director Independence” in Part III, Item B for a discussion of fees payable and expenses reimbursable to the Advisor, the Property Manager, the Former Advisor and the Prior Property Manager and their affiliates under our agreements with them.

We did not determine the compensation payable to our named executive officers by our Advisor or its affiliates during the year ended December 31, 2018 and likewise did not determine the compensation payable to these persons by our Former Advisor or its affiliates. As a result, we do not have, and our Board has not considered a compensation policy or program for executive officers. Accordingly, we have not included in this Annual Report on Form 10-K a “Compensation Discussion and Analysis,” a report with respect to executive compensation or a ratio of the compensation of our Chief Executive Officer or our median employee.

Compensation of Executive Officers

The following table, footnotes and related narrative summarizes the “total compensation” earned by the named executive officers for services rendered to the Company for each of the fiscal years ended December 31, 2018, 2017 and 2016 during which such individuals were designated as named executive officers:

Name and Principal Position	Year	Salary	Total
John Garilli,	2018	$—	$—
Chief Executive Officer, President and	2017	—	—
Chief Financial Officer	2016	—	—

Wendy Silverstein,	2018	$467,000	$467,000
Former Chief Executive Officer and	2017	—	—
President (1)	2016	—	—

(1)	On July 13, 2018, Ms. Silverstein resigned as our Chief Executive Officer and President, and John Garilli was elected to those positions on the same date.

Equity Compensation

Restricted Share Plan

Prior to the conversion to the Liquidating LLC, the Restricted Share Plan (“RSP”) provided for the issuance of restricted shares, including to our non-executive directors. Our Predecessor’s Board of Directors delegated its administrative responsibilities under the RSP to its compensation committee. In this capacity, the compensation committee had the ability to grant awards of restricted shares to our Predecessor’s directors and officers, employees of our Advisor and their respective affiliates, employees of entities that provide services to us, directors of the Former Advisor or of entities that provide services to us, certain of our consultants and certain consultants to the Advisor and its affiliates or to entities that provide services to us. The compensation committee also had the ability in this capacity to determine which form the awards would take and the terms and conditions of the awards.

NEW YORK REIT LIQUIDATING LLC

FORM 10-K

DECEMBER 31, 2018

As of December 31, 2018, there were no unvested restricted shares outstanding under the RSP. Restricted shares could not, in general, be sold or otherwise transferred until the restrictions were removed and the shares had vested. Holders of restricted shares were entitled to receive cash distributions prior to the time that the restrictions on the restricted shares had lapsed.

The vesting terms of awards under the RSP were as described in the relevant award agreement. The RSP was terminated upon conversion to the Liquidating LLC.

Compensation of Directors

The following table sets forth information regarding compensation of directors who served as members of our Board of Directors during the year ended December 31, 2018:

Name	Fees Earned or Paid in Cash (1)	Total Compensation
Craig Bouchard	$181,719	$181,719
P. Sue Perrotty	161,219	161,219
Randolph C. Read	243,364	243,364
Joe McKinney	222,969	222,969
Howard Goldberg	195,219	195,219

(1)	Represents fees earned by our directors for the year ended December 31, 2018. Fees earned by our directors for their services are paid quarterly in arrears.

The independent directors of our Predecessor were paid an annual fee for his or her services of $100,000.

The non-executive chair of our Predecessor received an additional annual fee of $105,000. Each independent director of our Predecessor also received $30,000 in cash in the aggregate as an additional annual fee for his or her service on any or all of the audit committee, compensation committee, affiliated transactions committee and nominating and corporate governance committee.

Each independent director of our Predecessor also received $2,000 for each meeting the director attended in person ($2,500 for attendance by the chairperson of the audit committee at each meeting of the audit committee) and $1,500 for each meeting attended by telephone. The independent directors were entitled to receive $750 per transaction reviewed and voted upon electronically up to a maximum of $2,250 for three or more transactions reviewed and voted upon per electronic vote. If there was a meeting of the Board and one or more committees in a single day, the fees were limited to $2,500 per day ($3,000 for the chairperson of the audit committee if there was a meeting of such committee).

We engaged an independent consultant, Pearl Meyer & Partners, LLC, to provide market data and advice regarding compensation of our Managers. The Board determined that, beginning in November 2018, each Manager will receive $7,500 per month for his or her services as a Manager of the Liquidating LLC with the non-executive chair receiving an additional monthly fee of $5,000.

Restricted shares previously issued to independent directors vested annually over a three-year period in equal installments beginning on the one-year anniversary of the date of grant, and were forfeited upon such director’s voluntary resignation or if such director was not re-elected, except any unvested restricted shares due to vest in the year in which such director voluntarily resigned or failed to be re-elected automatically vested. The restricted stock award agreements provided that the shares would vest on the consummation of the sale or

NEW YORK REIT LIQUIDATING LLC

FORM 10-K

DECEMBER 31, 2018

disposition by the Predecessor of all or substantially all of the Predecessor’s assets (or any transaction or series of transactions within a period of twelve months), which could occur as a result of the plan of liquidation. On October 5, 2018, the Board released all restrictions on any remaining unvested restricted shares.

All directors also received reimbursement of reasonable out-of-pocket expenses incurred in connection with attendance at meetings of our Predecessor’s Board.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of December 31, 2018 by:

•	each person known by us to be the beneficial owner of more than 5.0% of the outstanding Units;

•	each of our Managers and named executive officers; and

•	all of our Managers and executive officers as a group.

Except as otherwise indicated, each unitholder listed below has sole voting and investment power with respect to the Units beneficially owned by them, subject to applicable community property laws. As of February 28, 2019, there were 16,791,769 Units outstanding.

Beneficial Owner (1)	Numbers of Units Benefially Owned	Percent of Class
Joseph Moinian (2)	1,678,417	10.0%
Indaba Capital Management LP (3)	1,645,561	9.8%
TSSP Sub-Fund HoldCo LLC (4)	1,645,493	9.8%
Pacific Investment Management Company LLC (5)	1,645,000	9.8%
Morgan Stanley Co. LLC (6)	1,515,000	9.0%
Davidson Kempner Capital Mgmt LP (7)	1,415,223	8.4%
683 Capital Management LLC (8)	938,730	5.6%
Howard Goldberg	10,000	*
John A. Garilli	4,000	*
Randolph C. Read	1,849	*
P. Sue Perrotty	1,685	*
Craig T. Bouchard	493	*
Joe McKinney	—	*
All directors and executive officers as a group (6 persons)	18,027	*

*	Less than 1%
(1)	Unless otherwise indicated, the business address of each individual or entity listed in the table is 7 Bulfinch Place, Suite 500, Boston, Massachusetts 02114.
(2)

The business address for Joseph Moinian is 3 Columbus Circle, 26th Floor, New York, New York 10019. Joseph Moinian has shared voting power over 1,678,417 Units. The information contained herein respecting Joseph Moinian is based solely on information provided by his brokerage firm.

(3)

The business address for Indaba Capital Management LP is One Letterman Drive, Suite DM700, San Francisco, California 94129. Indaba Capital Management LP has shared voting power over 1,645,561 Units. The information contained herein respecting Indaba Capital Management LP is based solely on Schedule 13G/A filed by Indaba Capital Management LP with the SEC on February 14, 2019.

NEW YORK REIT LIQUIDATING LLC

FORM 10-K

DECEMBER 31, 2018

(4)

The business address for TSSP Sub-Fund HoldCo LLC is 2100 McKinney Avenue, Suite 1030, Dallas, Texas 75201. TSSP Sub-Fund HoldCo LLC has shared voting power over 1,645,493 Units. The information contained herein respecting TSSP Sub-Fund HoldCo LLC is based solely on Schedule 13G/A filed by TSSP Sub-Fund HoldCo LLC with the SEC on February 14, 2019.

(5)

The business address for Pacific Investment Management Company LLC is 650 Newport Center Drive, Newport Beach, California 92660. Pacific Investment Management Company LLC has sole voting power over 1,645,000 Units. The information contained herein respecting Pacific Investment Management Company LLC is based solely on Schedule 13G/A filed by Pacific Investment Management Company LLC with the SEC on February 13, 2019.

(6)

The business address for Morgan Stanley Co. LLC is 1221 Avenue of the Americas, 3rd Floor, New York, New York 10020. Morgan Stanley Co. LLC has shared voting power over 1,515,000 Units. The information contained herein respecting Morgan Stanley Co. LLC is based solely on information provided by the brokerage firm.

(7)

The business address for Davidson Kempner Capital Mgmt LP is 520 Madison Avenue, 30th Floor, New York, New York, 10022. Davidson Kempner Capital Mgmt LP has shared voting power over 1,415,223 Units. The information contained herein respecting Davidson Kempner Capital Mgmt LP is based solely on Schedule 13G/A filed by Davidson Kempner Capital Mgmt LP with the SEC on February 11, 2019.

(8)

The business address for 683 Capital Management LLC is 3 Columbus Circle, Suite 2205, New York, New York 10019. 683 Capital Management LLC has shared voting power over 938,730 Units. The information contained herein respecting 683 Capital Management LLC is based solely on Schedule 13G/A filed by 683 Capital Management LLC with the SEC on February 14, 2019.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Former Advisor and the Prior Property Manager served as the Predecessor’s advisor and property manager for certain of its assets during the year ended December 31, 2016. Effective March 7, 2017, the Winthrop Advisor replaced the Former Advisor as the Predecessor’s advisor and Winthrop Management LLC, an affiliate of the Winthrop Advisor, replaced the Prior Property Manager as the property manager at all of the Company’s properties previously managed by the Prior Property Manager. The Winthrop Advisor continues to serve as the advisor to the Liquidating LLC.

Wendy Silverstein was elected as member of our Board in January 2017 and Chief Executive Officer and President in March 2017 and Mr. Garilli was elected as our Predecessor’s Chief Financial Officer in March 2017.

NEW YORK REIT LIQUIDATING LLC

FORM 10-K

DECEMBER 31, 2018

On July 12, 2018, Ms. Silverstein resigned her positions as Chief Executive Officer, President and a member of the Predecessor’s Board. Following her resignation, on the same day, Mr. Garilli was elected to replace Ms. Silverstein as Chief Executive Officer and President while maintaining his other executive positions of the Predecessor. A corporation in which Ms. Silverstein is the sole shareholder was a party to a consulting agreement with the Winthrop Advisor pursuant to which she received a consulting fee for providing services in connection with the services provided by the Winthrop Advisor pursuant to the Advisory Agreement and was entitled to receive 50% of any Incentive Fee (as defined below under “Advisory Agreement”) that may be payable to the Winthrop Advisor pursuant to the Advisory Agreement. Ms. Silverstein’s consulting agreement with the Winthrop Advisor was terminated coincident with her resignation. Mr. Garilli is employed by an affiliate of the Winthrop Advisor and holds an indirect ownership interest in the Winthrop Advisor.

Advisor

Prior to March 8, 2017, the Former Advisor managed, and from March 8, 2017 until November 2018, the Winthrop Advisor managed the day-to-day operations of our Predecessor pursuant to the Advisory Agreement. The Winthrop Advisor currently manages the day-to-day operations of the Company. The services provided by the Winthrop Advisor include: (i) serving as our investment and financial advisor; (ii) performing and supervising the various administrative functions necessary for the day-to-day management of our operations, including providing personnel necessary to perform such services; (iii) engaging and conducting business with consultants, accountants, lenders, attorneys, brokers and other service providers and overseeing the performance of services; (iv) overseeing acquisitions and dispositions of investments and recommending acquisitions and dispositions of investments to our board of directors; (v) arranging for financings and refinancings; (v) overseeing and managing our existing investments; (vi) managing accounting and other record-keeping functions; (vii) preparing and filing all reports required to be filed by it with the SEC, the IRS and other regulatory agencies; (viii) maintaining our compliance with the Sarbanes-Oxley Act; and (ix) monitoring compliance with our corporate-level and property-level indebtedness.

The Winthrop Advisor is charged with, among other things, implementing the Company’s plan of liquidation, to sell all or substantially all of the assets of the Company and its OP and to liquidate and dissolve the Company and the OP (the “Liquidation Plan”). The Liquidation Plan was approved by the Board on August 22, 2016 and by our stockholders on January 3, 2017. We expect to sell or transfer all our assets, pay or provide for our liabilities and expenses, distribute the remaining proceeds of the liquidation of our assets to our stockholders or unitholders, wind up our operations and dissolve. The actual amounts and times of future liquidating distributions to our unitholders pursuant to the Liquidation Plan will be determined by our Board of Managers at its discretion.

The following table sets forth the various fees and expenses paid or reimbursed to the Winthrop Advisor and their respective affiliates during the year ended December 31, 2018.

Asset Management Fees (1)	2,628,000
Reimbursement of executive compensation (1)	467,000
Property Management Fees (2)	59,000

(1)	Payable to the Winthrop Advisor
(2)	Payable to the Property Manager

NEW YORK REIT LIQUIDATING LLC

FORM 10-K

DECEMBER 31, 2018

Advisory Agreement – Advisor

On December 19, 2016 the Predecessor entered into an agreement (the “Advisory Agreement”) with Winthrop Advisor, pursuant to which Winthrop Advisor served as the Predecessor’s exclusive advisor with respect to all matters primarily related to any plan of liquidation and dissolution of the Company and as a consultant to the Board on certain other matters during the period from January 3, 2017 through March 7, 2017 and is serving as exclusive advisor to the Company from and after March 8, 2017.

The Predecessor and the Winthrop Advisor entered into a second amendment to the Advisory Agreement on June 8, 2018 and a third amendment to the Advisory Agreement on August 7, 2018, and the revised terms on the Advisory Agreement following these amendments are described below.

The term of the Advisory Agreement ended on the earlier of the effective date of the conversion of the Predecessor to a liquidating entity (the “Liquidation Date”), or December 6, 2018, six months from the date of the second amendment. The term of the Advisory Agreement will automatically renew for a one-month period on the expiration of the term or any renewal term, unless terminated by a majority of the Board of Managers or the Winthrop Advisor, upon written notice 45 days before the expiration of the term or any renewal term and will automatically terminate at the effective time of the final disposition of the assets held by the Liquidating LLC. The Advisory Agreement may be terminated upon 15 days written notice by a majority of the Board of Managers if our chief executive officer resigns or is otherwise unavailable to serve as the Predecessor’s chief executive officer for any reason and the Winthrop Advisor has not proposed a new chief executive officer acceptable to a majority of the Board of Managers. On July 12, 2018, the Company’s independent directors voted unanimously to appoint John Garilli as Chief Executive Officer upon the resignation of Wendy Silverstein from the position and accordingly did not exercise the Company’s right to terminate the Advisory Agreement.

Because the Predecessor converted to the LLC effective at 5:00 p.m. Eastern Time on November 7, 2018, November 7, 2018 is the Liquidation Date, and, accordingly, the current term of the Advisory Agreement expired on November 7, 2018. Since no notice of termination of the Advisory Agreement has been received by the either party, the Advisory Agreement automatically renewed at the end of the current term for a term ending December 7, 2018 and will thereafter continue to automatically renew for additional one-month terms unless otherwise terminated as described above.

On each of January 3, 2017 and February 1, 2017, the Predecessor paid Winthrop Advisor a fee of $500,000 in cash as compensation for advisory services and consulting services rendered prior to March 1, 2017.

Beginning on March 1, 2017, and continuing through the Liquidation Date, the Predecessor paid Winthrop Advisor an asset management fee equal to 0.325% per annum of the cost of assets (as defined in the Advisory Agreement) up to $3.0 billion and 0.25% per annum of the cost of assets in excess of $3.0 billion.

In determining the Cost of Assets (as defined in the Advisory Agreement) for purposes of calculating the management fee payable to the Winthrop Advisor, the cost of the Viceroy Hotel was, for each month from and after April 2018, deemed to equal its then-current book value.

Beginning with the fiscal quarter ending September 30, 2018 and ending on the Liquidation Date, the Predecessor paid Winthrop Advisor a supplemental fee of $25,000 per quarter (prorated for any partial quarter) in addition to the base management fee.

Following the Liquidation Date, the Company will pay to the Winthrop Advisor a monthly fee of $100,000 and a supplemental fee of $50,000 per quarter (prorated for any partial quarter) for any period that the principal

NEW YORK REIT LIQUIDATING LLC

FORM 10-K

DECEMBER 31, 2018

executive and financial officers of the successor entity to the Company are required to certify the financial and other information contained in the successor entity’s quarterly and annual reports pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

From and after March 1, 2018, the Predecessor agreed to reimburse the Winthrop Advisor for the compensation of Wendy Silverstein as the Company’s chief executive officer or otherwise, in such amounts as agreed to between the Winthrop Advisor and the Predecessor, which provision is no longer applicable following Wendy Silverstein’s resignation. During the year ended December 31, 2018, the Company reimbursed Winthrop Advisor $467,000 for compensation of the Chief Executive Officer.

In connection with the adoption of liquidation accounting, the Company accrues costs it expects to incur through the end of liquidation. As of December 31, 2018, the Company has accrued asset management fees and compensation reimbursements totaling $1.4 million payable to Winthrop Advisor representing management’s estimate of future asset management fees to final liquidation, provided there is no assurance that the contract will continue to be extended at the same terms, if at all. This amount is included in estimated costs in excess of estimated receipts during liquidation.

In connection with the payment of (i) any distributions of money or other property by the Company to its stockholders or unitholders during the term of the Current Advisory Agreement and (ii) any other amounts paid to the Company’s stockholders or unitholders on account of their shares of common stock or membership interests in the LLC in connection with a merger or other change in control transaction pursuant to an agreement with the Predecessor entered into after March 8, 2017 (such distributions and payments, the “Hurdle Payments”), in excess of $110.00 per share (adjusted for the Reverse Split, the “Hurdle Amount”), when taken together with all other Hurdle Payments, the Company will pay an incentive fee to Winthrop Advisor in an amount equal to 10.0% of such excess (the “Incentive Fee”). The Hurdle Amount will be increased on an annualized basis by an amount equal to the product of (a) the Treasury Rate plus 200 basis points and (b) the Hurdle Amount minus all previous Hurdle Payments. Based on the current estimated undiscounted net assets in liquidation, the Winthrop Advisor would not be entitled to receive any such incentive fee.

Effective March 2017, Winthrop Property Manager began providing property management services to those properties for which the ARG Property Manager had been providing property management services. The Company paid to Winthrop Property Manager 1.75% of gross revenues, inclusive of all third party property management fees, for property management services provided to the Company by the Winthrop Property Manager or any of its affiliates. As of December 31, 2018, none of the Company’s properties are managed by the Winthrop Property Manager.

Item 14. Principal Accounting Fees and Services.

KPMG LLP has been selected to serve as our independent registered public accounting firm to audit our consolidated financial statements for the year ending December 31, 2018. KPMG LLP reports directly to our Board of Managers. The Board of Managers participated in and approved the decision to appoint KPMG LLP.

Audit Fees

Audit fees charged by KPMG LLP related to the audits of our consolidated financial statements for the years ended December 31, 2018 and 2017 were $625,000 and $2,100,000, respectively, which were billed during the year ended December 31, 2018 and 2017, respectively.

NEW YORK REIT LIQUIDATING LLC

FORM 10-K

DECEMBER 31, 2018

Audit Related Fees

There were no audit related fees billed by KPMG LLP for the years ended December 31, 2018 and 2017.

Tax Fees

There were no tax fees billed by KPMG for the years ended December 31, 2018 and 2017.

All Other Fees

There were no other fees billed by KPMG LLP for the years ended December 31, 2018 or 2017.

NEW YORK REIT LIQUIDATING LLC

FORM 10-K

DECEMBER 31, 2018

PART IV

Item 15. Exhibits and Financial Statement Schedules.

The following are filed as part of this Annual Report on Form 10-K:

		Page Number
1.	Financial Statements – Part II, Item 8, Financial Statement and Supplementary Data	41

2.	Financial Statement schedules:
	Schedule III – Real Estate and Accumulated Depreciation	92

3.	Exhibits: See accompanying Exhibit Index

EXHIBIT INDEX

The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2018 (and are numbered in accordance with Item 601 of Regulation S-K):

Exhibit No.	Description

2.1 (7)	Plan of Liquidation

2.2 (8)	Amendment to Plan of Liquidation

3.1 (4)	Articles of Conversion of New York REIT, Inc.

3.2 (4)	Certificate of Conversion of New York REIT, Inc.

3.3 (4)	Certificate of Formation of New York REIT Liquidating LLC

3.4 (4)	Limited Liability Company Agreement of New York Liquidating LLC, dated as of November 7, 2018

10.1 (1)	Agreement, dated as of December 19, 2016, by and among New York REIT, Inc., New York Recovery Operating Partnership, L.P. and Winthrop REIT Advisors LLC

10.2 (2)	Membership Interest Purchase Agreement, dated as of September 14, 2017, between ARC NYWWPJV001, LLC and WWPJV LLC

10.3 (2)	Consent Agreement, dated as of September 14, 2017 between New York REIT, Inc. and WWP Sponsor LLC

10.4 (3)	Third Amended and Restated Limited Liability Company Agreement of WWP Holdings, LLC dated October 18, 2017.

10.5 (5)	Amendment No. 2 to Advisory Agreement, dated as of June 6, 2018, among New York REIT, Inc., New York Recovery Operating Partnership, L.P. and Winthrop REIT Advisors LLC

10.6 (6)	Amendment No. 3 to Advisory Agreement dated as of August 7, 2018, among New York REIT Inc., New York Recovery Operating Partnership, L.P. and Winthrop REIT Advisors LLC

10.7*	Indemnification Agreement dated November 13, 2018, between New York REIT Liquidating LLC and Randolph C. Read

10.8*	Indemnification Agreement dated November 13, 2018, between New York REIT Liquidating LLC and Craig T. Bouchard

10.9*	Indemnification Agreement dated November 13, 2018, between New York REIT Liquidating LLC and Joe C. McKinney

NEW YORK REIT LIQUIDATING LLC

FORM 10-K

DECEMBER 31, 2018

Exhibit No.	Description

10.10*	Indemnification Agreement dated November 13, 2018, between New York REIT Liquidating LLC and Howard A. Goldberg

10.11*	Indemnification Agreement dated November 13, 2018, between New York REIT Liquidating LLC and P. Sue Perrotty

10.12*	Indemnification Agreement dated November 13, 2018, between New York REIT Liquidating LLC and John Garilli

21.1*	Subsidiaries of New York REIT Liquidating LLC

23.1*	Consent of KPMG LLP

31.1*	Certification of the Principal Executive Officer and Principal Financial Officer of New York REIT Liquidating LLC pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Written statement of the Principal Executive Officer and Principal Financial Officer of New York REIT Liquidating LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	XBRL (eXtensible Business Reporting Language). The following materials from New York REIT Liquidating LLC’s Annual Report on Form 10-K for the year ended December 31, 2018, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statements of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

*	Filed herewith
(1)	Filed as an exhibit to New York REIT, Inc.‘s Current Report on Form 8-K filed with the SEC on December 19, 2016.
(2)	Filed as an exhibit to New York REIT, Inc.‘s Current Report on Form 8-K filed with the SEC on September 14, 2017.
(3)	Filed as an exhibit to New York REIT, Inc.’s Annual Report on Form 10-K filed with the SEC on March 2, 2018.
(4)	Filed as an exhibit to New York REIT Liquidating LLC’s Current Report on 8-K filed with the SEC on November 7, 2018.
(5)	Filed as an exhibit to New York REIT Liquidating LLC’s Current Report on 8-K filed with the SEC on June 11, 2018.
(6)	Filed as an exhibit to New York REIT Inc.’s Quarterly Report on Form 10-Q filed with the SEC on October 20, 2018.
(7)	Filed as an exhibit to New York REIT Inc.’s Definitive Proxy Statement filed with the SEC on December 21, 2016.
(8)	Filed as an exhibit to New York REIT Inc.’s Current Report on Form 8-K filed with the SEC on September 14, 2017.

NEW YORK REIT LIQUIDATING LLC

FORM 10-K

DECEMBER 31, 2018

Item 16. Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 15th day of March 2019.

NEW YORK REIT LIQUIDATING LLC

/s/ John A. Garilli
John A. Garilli
Chief Executive Officer, President, Chief Financial Officer, Treasurer and Secretary
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this annual report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Randolph C. Read Randolph C. Read	Manager	March 15, 2019

/s/ P. Sue Perrotty P. Sue Perrotty	Manager	March 15, 2019

/s/ Craig T. Bouchard Craig T. Bouchard	Manager	March 15, 2019

/s/ Joe C. McKinney Joe C. McKinney	Manager	March 15, 2019

/s/ Howard Goldberg Howard Goldberg	Manager	March 15, 2019

NEW YORK REIT LIQUIDATING LLC

Report of Independent Registered Public Accounting Firm

To the Unitholders and Board of Managers

New York REIT Liquidating LLC:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statement of net assets (liquidation basis) of New York REIT Liquidating LLC and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of changes in net assets (liquidation basis) for each of the years in the two-year period then ended, the consolidated statements of operations and comprehensive loss (going concern basis), changes in equity (going concern basis), and cash flows (going concern basis) for the one-year period ended December 31, 2016, and the related notes and financial statement schedule III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the net assets in liquidation of the Company as of December 31, 2018 and 2017, the changes in its net assets in liquidation for each of the years in the two-year period then ended, and the results of its operations and its cash flows for the one-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

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

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ KPMG LLP

New York, New York

March 15, 2019

NEW YORK REIT LIQUIDATING LLC

CONSOLIDATED STATEMENTS OF NET ASSETS (LIQUIDATION BASIS)

AS OF DECEMBER 31, 2018 AND 2017

(in thousands)

	December 31, 2018	December 31, 2017
Assets
Investments in real estate (see Note 3 – Liquidation Basis of Accounting)	$—	$488,616
Investment in unconsolidated joint venture	265,671	257,634
Cash and cash equivalents	17,777	241,019
Restricted cash held in escrow	92,884	99,768
Accounts receivable	121	3,696

Total Assets	$376,453	$1,090,733

Liabilities
Mortgage notes payable	$—	$215,494
Liability for estimated costs in excess of estimated receipts during liquidation	3,208	27,228
Accounts payable, accrued expenses and other liabilities	689	14,881
Related party fees payable	—	17

Total Liabilities	3,897	257,620

Commitments and Contingencies

Net assets in liquidation	$372,556	$833,113

The accompanying notes are an integral part of these consolidated financial statements.

NEW YORK REIT LIQUIDATING LLC

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(LIQUIDATION BASIS)

FOR THE YEAR ENDED DECEMBER 31, 2018 AND 2017

(in thousands)

	December 31, 2018	December 31, 2017
Net assets in liquidation, beginning of period	$833,113	$1,552,926
Changes in net assets in liquidation:
Changes in liquidation value of investments in real estate	(9,000)	(143,025)
Changes in liquidation value of investment in unconsolidated joint venture	17,113	16,051
Remeasurement of assets and liabilities	3,201	(78,005)
Remeasurement of non-controlling interest	—	707

Net increase (decrease) in liquidation value	11,314	(204,272)
Liquidating distributions to common stockholders	(471,871)	(515,541)

Changes in net assets in liquidation	(460,557)	(719,813)

Net assets in liquidation, end of period	$372,556	$833,113

The accompanying notes are an integral part of these consolidated financial statements.

NEW YORK REIT LIQUIDATING LLC

CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

(GOING CONCERN BASIS)

FOR THE YEAR ENDED DECEMBER 31, 2016

(in thousands, except share and per share data)

December 31, 2016
Revenues:
Rental income	$119,666
Hotel revenue	26,542
Operating expense reimbursement and other revenue	14,066

Total revenue	160,274

Operating expenses:
Property operating	43,561
Hotel operating	26,753
Operating fees incurred from the Advisor	13,345
Transaction related	19,708
Impairment loss on real estate investment	27,911
General and administrative	12,799
Depreciation and amortization	68,952

Total operating expenses	213,029

Operating loss	(52,755)
Other income (expenses):
Interest expense	(40,193)
Income from unconsolidated joint venture	2,724
Income from preferred equity investment	26
Gain on sale of real estate investments, net	6,630
Loss on derivative instruments	(331)

Total other expenses	(31,144)

Net loss	(83,899)
Net loss attributable to non-controlling interests	1,373

Net loss attributable to stockholders	$(82,526)

Other comprehensive income (loss):
Unrealized gain (loss) on derivatives	$524
Unrealized gain (loss) on investment securities	—

Total other comprehensive income (loss)	524

Comprehensive loss attributable to stockholders	$(82,002)

Basic and diluted weighted average common shares outstanding	16,494,946

Basic and diluted net loss per share attributable to stockholders	$(5.00)

Dividends declared per common share	$3.80

The accompanying notes are an integral part of these consolidated financial statements.

NEW YORK REIT LIQUIDATING LLC

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(GOING CONCERN BASIS)

FOR THE YEAR ENDED DECEMBER 31, 2016

(in thousands, except share data)

	Common Stock			Accumulated Other Comprehensive Loss
	Number of Shares	Par Value	Additional Paid-In Capital		Accumulated Deficit	Total Stockholders’ Equity	Non- controlling Interests	Total Equity
Balance, December 31, 2015	16,252,981	$1,626	$1,403,624	$(1,237)	$(369,273)	$1,034,740	$57,529	$1,092,269
OP units converted to common stock	333,643	33	31,166	—	—	31,199	(31,199)	—
LTIP units converted into common stock	117,274	12	9,701			9,713	(9,713)	—
Equity-based compensation and redemption of vested shares	2,738	—	601	—	—	601	(2,623)	(2,022)
Dividends declared on common stock and distributions to non-controlling interest holders	—	—	—	—	(63,274)	(63,274)	(1,929)	(65,203)
Net loss	—	—	—	—	(82,526)	(82,526)	(1,373)	(83,899)
Other comprehensive loss	—	—	—	524	—	524	—	524

Balance, December 31, 2016	16,706,636	$1,671	$1,445,092	$(713)	$(515,073)	$930,977	$10,692	$941,669

The accompanying notes are an integral part of these consolidated financial statements.

NEW YORK REIT LIQUIDATING LLC

CONSOLIDATED STATEMENT OF CASH FLOWS

(GOING CONCERN BASIS)

FOR THE YEAR ENDED DECEMBER 31, 2016

(in thousands)

December 31, 2016
Cash flows from operating activities:
Net loss	$(83,899)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	68,952
Amortization of deferred financing costs	8,088
Accretion of below- and amortization of above-market lease liabilities and assets, net	(6,468)
Loss on derivative instruments	331
Gain on sale of real estate investment, net	(6,630)
Impairment loss on real estate	27,911
Bad debt expense	405
Equity-based compensation	(1,825)
Income from unconsolidated joint venture	(2,724)
Changes in assets and liabilities:
Tenant and other receivables	(595)
Unbilled rent receivables	(9,929)
Prepaid expenses, other assets and deferred costs	(3,997)
Accrued unbilled ground rent	2,743
Accounts payable and accrued expenses	3,338
Deferred revenue	931

Net cash used in operating activities	(3,368)

Cash flows from investing activities:
Proceeds from sale of real estate investments and redemption of preferred equity investment	35,429
Capital expenditures	(22,284)
Distributions from unconsolidated joint venture	27,509

Net cash provided by investing activities	40,654

Cash flows from financing activities:
Proceeds from mortgage notes payable	500,000
Payments on mortgage notes payable	(19,175)
Payments on credit facility	(485,000)
Payments for derivative instruments	(733)
Payment of financing costs	(18,992)
Dividends paid	(63,289)
Distributions to non-controlling interest holders	(1,929)
Redemption of restricted shares	(197)
Restricted cash	(1,039)

Net cash used in financing activities	(90,354)

Net decrease in cash and cash equivalents	(53,068)
Cash and cash equivalents, beginning of period	98,604

Cash and cash equivalents, end of period	$45,536

Supplemental disclosures:
Cash paid for interest	$28,153

Non-cash investing and financing activities:
Accrued capital expenditures	$105

Dividends payable	$12

Receivable for mortgage proceeds	$260,000

Redemption of OP units for common stock	$31,199

Conversion of LTIP units to common stock	$9,713

The accompanying notes are an integral part of these consolidated financial statements.

NEW YORK REIT LIQUIDATING LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018, 2017 AND 2016

Note 1 – Organization

New York REIT Liquidating LLC (the “Company”) was formed on November 7, 2018 and is the successor entity to New York REIT, Inc., (the “Predecessor”). The Predecessor was incorporated on October 6, 2009 as a Maryland corporation that qualified as a real estate investment trust for U.S. federal income tax purposes (“REIT”) beginning with its taxable year ended December 31, 2010. On April 15, 2014, the Predecessor listed its common stock on the New York Stock Exchange (“NYSE”) under the symbol “NYRT” (the “Listing”).

The sole purpose of the Company is to wind up the Company’s affairs and the liquidation of the Company’s assets with no objective to continue or to engage in the conduct of a trade or business, except as necessary for the orderly liquidation of the Company’s assets.

Substantially all of the Predecessor’s business was conducted through its operating partnership, New York Recovery Operating Partnership, L.P., a Delaware limited partnership (the “OP”).

On August 22, 2016, the Predecessor’s Board of Directors (the “Board”) approved a plan of liquidation to sell in an orderly manner all or substantially all of the assets of the Predecessor and its OP and to liquidate and dissolve the Predecessor and the OP (the “Liquidation Plan”), subject to stockholder approval. The Liquidation Plan was approved at a special meeting of stockholders on January 3, 2017. All of the assets held by the OP have been sold and the OP was dissolved prior to the conversion on November 7, 2018.

As of December 31, 2018, the Company’s only significant assets are a 50.1% equity interest in WWP Holdings LLC (“WWP”) which owns one property aggregating 2.0 million rentable square feet, with an average occupancy of 96.5%, and a $90.7 million cash reserve to be utilized for improvements at WWP. The Company’s property at December 31, 2018 consisted of office space, retail space and a garage representing 88%, 5% and 7%, respectively, of rentable square feet as of December 31, 2018.

The Predecessor and the Company have no employees. Prior to March 8, 2017, the Predecessor retained (i) New York Recovery Advisors, LLC (the “Former Advisor”) to manage its affairs on a day-to-day basis and (ii) New York Recovery Properties, LLC (the “ARG Property Manager”) to serve as the Company’s property manager, except for certain properties where services were performed by a third party. The Former Advisor and ARG Property Manager are under common control with AR Global Investments, LLC (the successor business to AR Capital, LLC, “AR Global”), (the “Sponsor”).

On March 8, 2017, the Predecessor transferred all advisory duties from the Former Advisor to Winthrop REIT Advisors, LLC (the “Winthrop Advisor”) and property management services with respect to properties managed by ARG Property Manager were transferred to Winthrop Management, L.P. (the “Winthrop Property Manager”).

In March 2018 the Predecessor effected a 1-for-10 reverse stock split (the “Reverse Split”) of its common stock (“Common Shares”) pursuant to which each of ten Common Shares issued and outstanding as of the close of market on March 15, 2018 were automatically combined into one Common Share, subject to the elimination of fractional shares. Any fractional shares resulting from the Reverse Split were redeemed for cash in lieu of shares. All references to Common Shares outstanding and per Common Share amounts have been restated to reflect the effect of the Reverse Split for all periods presented.

NEW YORK REIT LIQUIDATING LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018, 2017 AND 2016

Note 2 – Liquidation Plan

The Liquidation Plan provides for an orderly sale of the Company’s assets, payment of the Company’s liabilities and other obligations and the winding down of operations and dissolution of the Company. The Predecessor was not, and the Company is not, permitted to make any new investments except to make protective acquisitions or advances with respect to its existing assets (see Note 7). The Company is permitted to satisfy any existing contractual obligations and fund required tenant improvements and capital expenditures at its real estate property owned by the joint venture in which the Company owns an interest.

The Liquidation Plan enables the Company to sell any and all of its assets without further approval of the unitholders and provides that liquidating distributions be made to the unitholders as determined by the Company’s board of managers (the “Board of Managers”). In order to comply with applicable laws, the Predecessor converted into the Company, a limited liability company. The conversion of the Predecessor to an LLC was approved by the stockholders on September 7, 2018 and became effective on November 7, 2018.

In October 2018, the Predecessor announced the withdrawal of its common stock from listing on the NYSE in connection with the conversion. November 2, 2018 was the last day on Common Shares were traded on the NYSE and the stock transfer books were closed as of 4:00 p.m. (Eastern Time) on such date. At the effective time of the conversion, each outstanding share of common stock was converted into one unit of common membership interest in the LLC (a “Unit”), and holders of Common Shares automatically received one Unit (which Unit was in book entry form) for each share of our common stock held by such stockholder. Holders of Units should note that unlike Common Shares, which, in addition to being listed on the NYSE, were freely transferable, Units are not listed for trading and generally are not be transferable except by will, intestate succession or operation of law. Therefore, the recipients of Units will not have the ability to realize any value from these interests except from distributions made by the Company, the timing of which will be solely in the discretion of the Board of Managers. On October 26, 2018, the Board designated Randolph C. Read, P. Sue Perrotty, Craig T. Bouchard, Howard Goldberg and Joe C. McKinney, representing all the previous members of the Board, to serve as the initial members of the Board of Managers.

The Company is deemed to be the same entity as the Predecessor with the same assets and liabilities as the Predecessor. In addition, the charter and bylaws of the Predecessor were replaced by the operating agreement of the Company. For tax purposes, the fair value of each Unit in the Company received by stockholders when the conversion became effective, which reflects the value of the remaining assets of the Company (net of liabilities), was equal to the average of the high and low trading prices for shares of the Predecessor’s common stock on the last three days on which the shares were traded on the NYSE. For a detailed description of the federal income tax and investment considerations relating to the conversion and its effects on our interests in the Predecessor, please see the Predecessor’s proxy statement/prospectus filed with the Securities and Exchange Commission on August 6, 2018.

The business of the Company is the same as the business of the Predecessor immediately preceding the conversion, which, consistent with the Liquidation Plan, consists of the continued ownership of the Predecessor’s interest in Worldwide Plaza, the only remaining property-related asset. Under its operating agreement, the business and affairs of the Company will be managed by or under the direction of its Board of Managers, and the sole purpose is winding up the affairs of the Company and the liquidation of its remaining asset. The Company will remain in existence until the earlier of (i) the distribution of all its assets pursuant to liquidation or (ii) four years from the effective time of the conversion. The term may be extended to such later date as the Board of Managers determines is reasonably necessary to fulfill the purposes of the Company.

NEW YORK REIT LIQUIDATING LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018, 2017 AND 2016

The dissolution process and the amount and timing of future distributions to unitholders involves risks and uncertainties. Accordingly, it is not possible to predict the timing or aggregate amount which will be ultimately distributed to unitholders and no assurance can be given that the distributions will equal or exceed the estimate of net assets presented in the Consolidated Statement of Net Assets.

Note 3 – Summary of Significant Accounting Policies

Basis of Presentation

Pre Plan of Liquidation

The accompanying consolidated financial statements of the Company were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All intercompany accounts and transactions have been eliminated in consolidation.

Post Plan of Liquidation

Liquidation Basis of Accounting

As a result of the approval of the Liquidation Plan by the stockholders, the Company adopted the liquidation basis of accounting as of January 1, 2017 and for the periods subsequent to December 31, 2016 in accordance with GAAP. Accordingly, on January 1, 2017, the carrying value of the Company’s assets were adjusted to their liquidation value, which represented the estimated amount of cash that the Company expected to collect on disposal of assets as it carried out its liquidation activities under the Liquidation Plan. All properties have been sold except the remaining interest in Worldwide Plaza. The Company projects that the remaining interest in Worldwide Plaza will be sold approximately during the fourth quarter of 2021. The actual timing of sale has not yet been determined and is subject to future events and uncertainties. These estimates are subject to change based on the actual timing of sale of the Company’s remaining property.

The liquidation value of the Company’s investments in real estate were based on expected sales proceeds presented on an undiscounted basis. Estimated costs to dispose of assets were presented separately from the related assets. Liabilities are carried at their contractual amounts due as adjusted for the timing and other assumptions related to the liquidation process.

The Company accrues costs and revenues that it expects to incur and earn as it carries out its liquidation activities through the end of the projected liquidation period to the extent it has a reasonable basis for estimation. Estimated costs expected to be incurred through the end of the liquidation period included budgeted property expenses and corporate overhead, costs to dispose of the properties, mortgage interest expense, costs associated with satisfying known and contingent liabilities and other costs associated with the winding down and dissolution of the Company. Revenues are based on in-place leases plus management’s estimates of revenue upon re-lease based on current market assumptions. These amounts are classified as a liability for estimated costs in excess of estimated receipts during liquidation on the Consolidated Statement of Net Assets. Actual costs and revenues may differ from amounts reflected in the consolidated financial statements due to the inherent uncertainty in estimating future events. These differences may be material. See Note 4 for further discussion. Actual costs incurred but unpaid as of December 31, 2018 and 2017 are included in accounts payable, accrued expenses and other liabilities on the Consolidated Statement of Net Assets.

As a result of the change to the liquidation basis of accounting, the Company no longer presents a Consolidated Balance Sheet, a Consolidated Statement of Operations and Comprehensive Income (Loss), a

NEW YORK REIT LIQUIDATING LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018, 2017 AND 2016

Consolidated Statement of Changes in Equity or a Consolidated Statement of Cash Flows. These statements are only presented for prior year periods.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and consolidated joint venture arrangements in which the Company has controlling financial interests, either through voting or similar rights or by means other than voting rights if the Company is the primary beneficiary of a variable interest entity (“VIE”). The portions of any consolidated joint venture arrangements not owned by the Company would be presented as noncontrolling interests. There were no consolidated joint venture arrangements at December 31, 2018 or 2017. All inter-company accounts and transactions have been eliminated in consolidation.

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

NEW YORK REIT LIQUIDATING LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018, 2017 AND 2016

Investments in Real Estate

As of January 1, 2017, the investments in real estate were adjusted to their estimated net realizable value upon sale, or liquidation value, to reflect the change to the liquidation basis of accounting. The liquidation value represented the estimated amount of cash the Company expected to collect on the disposal of its assets as it carried out the liquidation activities of its Liquidation Plan. The liquidation value of the Company’s investments in real estate were presented on an undiscounted basis. Estimated revenue during the period following the commencement of liquidation through the expected sale date and costs to dispose of these assets were presented separately from the related assets. Subsequent to January 1, 2017, all changes in the estimated liquidation value of the investments in real estate are reflected as a change in the Company’s net assets in liquidation presented on an undiscounted basis.

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

Under liquidation accounting, intangible assets and liabilities were included in the liquidation value of investments in real estate and were no longer amortized.

Impairment of Long Lived Assets

Prior to the adoption of the Liquidation Plan, when circumstances indicated the carrying value of a property may not be recoverable, the Company reviewed the asset for impairment. This review was based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property’s use and

NEW YORK REIT LIQUIDATING LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018, 2017 AND 2016

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

Generally, the Company determined estimated fair value for properties held for sale based on the agreed-upon selling price of an asset. These assessments resulted in the immediate recognition of an impairment loss, resulting in a reduction (addition) of net income (loss). The Company recognized impairment charges of $27.9 million during the year ended December 31, 2016.

Cash and Cash Equivalents

Cash and cash equivalents include cash in bank accounts as well as investments in highly-liquid money market funds with original maturities of three months or less. As of December 31, 2018 and 2017, $6.2 million and $211.8 million, respectively was held in money market funds with the Company’s financial institutions.

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

Restricted Cash

At December 31, 2018, restricted cash primarily consists of the $90.7 million capital improvement reserve for Worldwide Plaza and $1.4 million being held in escrow in connection with the sale of the Viceroy Hotel (the “Viceroy Escrow”). The Viceroy Escrow was established from proceeds of the sale of the Viceroy Hotel and was required to cover a potential seller’s obligation to fund any shortfalls to the New York Hotel Pension Fund should the purchaser of the property withdraw from the Pension Fund without fully funding the then outstanding shortfall due the Pension Fund. At December 31, 2017, restricted cash consisted of the $90.7 million capital improvement reserve for Worldwide Plaza with the balance representing maintenance real estate tax and debt service reserves.

Investment in Unconsolidated Joint Venture

The Company accounts for its investment in unconsolidated joint venture under the equity method of accounting because the Company exercises significant influence over, but does not control the entity and is not considered to be the primary beneficiary.

The investment in unconsolidated joint venture is recorded at its liquidation value, or net realizable value, which is comprised of an estimate of the expected sale proceeds upon disposition plus the estimated net income from the venture during liquidation period. The Company evaluates the net realizable value of its unconsolidated joint venture at each reporting period. Any changes in net realizable value will be reflected as a change in the Company’s net assets in liquidation. The liquidation value of the Company’s remaining investment in Worldwide Plaza as of December 31, 2018 is based on a value of the property consistent with the value of the property at the time of the Company’s sale of its 48.7% interest in Worldwide Plaza in October 2017 (see Note 7).

NEW YORK REIT LIQUIDATING LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018, 2017 AND 2016

Derivative Instruments

The Company periodically used derivative financial instruments to hedge the interest rate risk associated with a portion of its borrowings. The principal objective of such agreements was to minimize the risks and costs associated with the Company’s operating and financial structure as well as to hedge specific anticipated transactions. As of December 31, 2018, the Company did not hold any derivative instruments.

Revenue Recognition

Prior to the adoption of the Liquidation Plan, the Company’s revenues, which were derived primarily from rental income, included rents that each tenant pays in accordance with the terms of each lease reported on a straight-line basis over the initial term of the lease. Because many of the Company’s leases provided for rental increases at specified intervals under going concern accounting, GAAP required that the Company record a receivable, and include in revenues on a straight-line basis, unbilled rent receivables that it will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. The Company deferred the revenue related to lease payments received from tenants in advance of their due dates. When the Company acquired a property, the acquisition date was considered to be the commencement date for purposes of this calculation.

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

The Company owned certain properties with leases that included provisions for the tenant to pay contingent rental income based on a percent of the tenant’s sales upon the achievement of certain sales thresholds or other targets which may be monthly, quarterly or annual targets. As the lessor to the aforementioned leases, the Company deferred the recognition of contingent rental income until the specified target that triggered the contingent rental income was achieved, or until such sales upon which percentage rent is based are known. If

NEW YORK REIT LIQUIDATING LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018, 2017 AND 2016

contingent rental income was recognized pursuant to these provisions, contingent rental income was included in rental income on the consolidated statements of operations and comprehensive loss. The Company recognized contingent rental revenue of $0.8 million during the year ended December 31, 2016.

Cost recoveries from tenants were included in operating expense reimbursement in the period the related costs were incurred, as applicable.

The Company’s hotel revenues were recognized as earned and were derived from room rentals and other sources such as charges to guests for telephone service, movie and vending commissions, meeting and banquet room revenue and laundry services.

Under liquidation accounting, the Company accrued all revenue that it expected to earn through the end of liquidation to the extent it had a reasonable basis for estimation. Revenues were accrued based on contractual amounts due under the leases in place over the estimated holding period of each asset. To the extent that the estimated holding period for a particular asset was revised and exceeded management’s original planned liquidation period, the Company limited its estimate of future revenue as of the current reporting date to include only the period originally projected due to the inability to reliably estimate such future revenue beyond the originally projected liquidation period. These amounts were classified in liability for estimated costs in excess of estimated receipts during liquidation on the Consolidated Statement of Net Assets.

In accordance with liquidation accounting, as of January 1, 2017, tenant and other receivables were adjusted to their net realizable values. Management continually reviews tenant and other receivables to determine collectability. Any changes in the collectability of the receivables is reflected in the net realizable value of the receivable.

The Company owned certain properties with leases that included provisions for the tenant to pay contingent rental income based on a percent of the tenant’s sales upon the achievement of certain sales thresholds or other targets which may be monthly, quarterly or annual targets. Contingent rental income is not contemplated under liquidation accounting unless there is a reasonable basis to estimate future receipts.

Share-Based Compensation

The Predecessor had a stock-based incentive award plan for its non-executive directors, which, under going concern accounting, was accounted for under the guidance for employee share based payments. The cost of services received in exchange for a stock award was measured at the grant date fair value of the award and the expense for such awards was included in general and administrative expenses and was recognized over the service period or when the requirements for exercise of the award have been met.

During the year ended December 31, 2015, the Company granted restricted shares to employees of the Former Advisor, which, under going concern accounting, were accounted for under the guidance for non-employee share-based payments. The fair value of the awards granted to employees of the Advisor were remeasured quarterly, with the resulting amortization adjustments reflected in general and administrative expense in the consolidated statements of operations and comprehensive loss. During the years ended December 31, 2018, 2017 and 2016, the Company did not grant any restricted shares to employees of the Former Advisor.

Under liquidation accounting, compensation expense is no longer recorded as the vesting of the restricted shares does not result in cash outflows for the Company.

NEW YORK REIT LIQUIDATING LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018, 2017 AND 2016

2014 Advisor Multi-Year Outperformance Agreement

On April 15, 2014 (the “Effective Date”), in connection with the Listing, the Company entered into the OPP with the OP and the Former Advisor, which, under going concern accounting, was accounted for under the guidance for non-employee share-based payments. On December 19, 2016, as part of the arrangements providing for the transition of advisory services from the Former Advisor to Winthrop Advisor, the Company, the Former Advisor, the OP and the ARG Property Manager entered into a letter agreement (the “OPP Side Letter”) which amended the terms of the OPP and accelerated vesting for certain portions of the award thereunder. Due to the OPP Side Letter, the Company accelerated the recording of equity-based compensation expense associated with the awards over the new requisite service period. Prior to the adoption of the Liquidation Plan, equity-based compensation expense was adjusted each reporting period for changes in the estimated market-related performance. See Note 14 — Share-Based Compensation.

Income Taxes

The Predecessor qualified as a REIT under Sections 856 through 860 of the Internal Revenue Code effective for its taxable year ended December 31, 2010 through November 7, 2018, the date of the conversion. In order to qualify for taxation as a REIT, the Predecessor was generally required, among other things, to distribute annually at least 90% of the Company’s REIT taxable income to the Company’s stockholders. The Predecessor distributed to its stockholders 100% of its REIT taxable income for each of the period January 1, 2018 through November 7, 2018 and for the years ended December 31, 2017 and 2016. Accordingly, no provision for federal or state income taxes related to such REIT taxable income was recorded on the financial statements. Even though the Predecessor qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income.

From and after November 8, 2018, the Company will be taxed as a partnership for federal and state income tax purposes. Accordingly, no provision or benefit for income taxes is made in the consolidated financial statements. All future distributions from the Company will be considered a return of capital for tax purposes. Holder of Units will receive a Schedule K-1 from the Company annually reflecting their allocable share of the Company’s income, loss, gain and deduction.

During the year ended December 31, 2013, the Predecessor purchased a hotel, which was owned by a subsidiary of the OP and leased to a taxable REIT subsidiary (“TRS”), that was owned by the OP. The hotel was sold on October 4, 2018, and the TRS was terminated. A TRS is subject to federal, state and local income taxes. The TRS was a tax paying component for purposes of classifying deferred tax assets and liabilities. The Predecessor records net deferred tax assets to the extent the Predecessor believes these assets will more likely than not be realized. In making such determination, the Predecessor considered all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. In the event the Predecessor determined that it would not be able to realize the deferred income tax assets in the future in excess of the net recorded amount, the Predecessor established a valuation allowance which offset the previously recognized income tax benefit. Deferred income taxes resulted from temporary differences between the carrying amounts of assets and liabilities of the TRS for financial reporting purposes and the amounts used for income tax purposes. The TRS had deferred tax assets and a corresponding valuation allowance of $5.1 million as of December 31, 2016. The TRS had federal and state net operating loss carry forwards as of December 31, 2016 of $10.8 million, which expired upon the termination of the TRS. The Predecessor estimated income tax relating to its TRS using a combined federal and state rate of approximately 45% for the year ended December 31, 2017. The Predecessor had concluded that

NEW YORK REIT LIQUIDATING LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018, 2017 AND 2016

it is more likely than not that the net operating loss carry forwards will not be utilized during the carry forward period and as such the Predecessor has established a valuation allowance against these deferred tax assets. The Predecessor had immaterial current and deferred federal and state income tax expense for the years ended December 31, 2018, 2017 and 2016.

As of December 31, 2018, the Predecessor had no material uncertain income tax positions. The tax years subsequent to and including the year ended December 31, 2015 remain open to examination by the major taxing jurisdictions to which the Predecessor is subject.

Per Share Data

Prior to the adoption of the Liquidation Plan, the Company calculated basic loss per share of common stock by dividing net loss for the period by the weighted-average shares of its common stock outstanding for the respective period. Diluted loss per share took into account the effect of dilutive instruments such as unvested restricted stock, limited partnership interests of the OP entitled “OP units” (“OP units”) or limited partnership units of the OP entitled “LTIP units” (“LTIP units”) (assuming such units were not antidilutive), based on the average share price for the period in determining the number of incremental shares that were added to the weighted-average number of shares outstanding. See Note 17 — Quarterly Results.

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

NEW YORK REIT LIQUIDATING LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018, 2017 AND 2016

At December 31, 2018 and 2017, the Company accrued the following revenues and expenses expected to be earned or incurred during liquidation (in thousands):

	2018	2017
Rents and reimbursements	$—	$1,955
Hotel revenues	—	11,769
Property operating expenses	—	1,930
Hotel operating expense	—	(10,487)
Interest expense	—	(1,779)
General and administrative expenses	(3,208)	(11,137)
Capital expenditures	—	(920)
Sales costs	—	(18,559)

Liability for estimated costs in excess of estimated receipts during liquidation	$(3,208)	$(27,228)

The change in the liability for estimated costs in excess of estimated receipts during liquidation as of December 31, 2018 and 2017 is as follows (in thousands):

	January 1, 2018	Net Change in Working Capital (1)	Remeasurement of Assets and Liabilities	Consolidation	Deconsolidation	December 31, 2018
Assets:
Estimated net inflows from investments in real estate	$3,920	$(8,412)	$4,492	$—	$—	$—
Liabilities:
Sales costs	(18,559)	18,156	403	—	—	—
Corporate expenditures	(12,589)	11,075	(1,694)	—	—	(3,208)

	(31,148)	29,231	(1,291)	—	—	(3,208)

Total liability for estimated costs in excess of estimated receipts during liquidation	$(27,228)	$20,819	$3,201	$—	$—	$(3,208)

(1)	Represents changes in cash, restricted cash, accounts receivable, accounts payable and accrued expenses as a result of the Company’s operating activities for the year ended December 31, 2018.

NEW YORK REIT LIQUIDATING LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018, 2017 AND 2016

	January 1, 2017	Net Change in Working Capital (1)	Remeasurement of Assets and Liabilities	Consolidation (2)	Deconsolidation (3)	December 31, 2017
Assets:
Estimated net inflows from investments in real estate	$58,303	$18,315	$(72,190)	$(1,572)	$1,064	$3,920
Liabilities:
Sales costs	(69,524)	46,752	4,052	(57,334)	57,495	(18,559)
Corporate expenditures	(67,360)	64,638	(9,867)	—	—	(12,589)

	(136,884)	111,390	(5,815)	(57,334)	57,495	(31,148)

Total liability for estimated costs in excess of estimated receipts during liquidation	$(78,581)	$129,705	$(78,005)	$(58,906)	$58,559	$(27,228)

(1)	Represents changes in cash, restricted cash, accounts receivable, accounts payable and accrued expenses as a result of the Company’s operating activities for the year ended December 31, 2017.
(2)	Represents adjustments necessary to reflect the consolidation of Worldwide Plaza following the Company’s acquisition of an additional 49.9% equity interest on June 1, 2017. (See Note 7).
(3)	Represents adjustments necessary to reflect the deconsolidation of Worldwide Plaza following the Company’s sale of 48.7% of its equity interest on October 18, 2017. (See Note 7).

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

The net assets in liquidation at December 31, 2018, presented on an undiscounted basis include the Company’s proportionate share in Worldwide Plaza’s net assets which include a property value at $1.725 billion based on the Company’s sale of its 48.7% interest in Worldwide Plaza discussed in Note 7. Future increases in

NEW YORK REIT LIQUIDATING LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018, 2017 AND 2016

value, if any, from the agreed additional capital investment will be reflected in the statement of net assets when such capital investments are made and such increases in market value can be observed.

Changes in Net Assets in Liquidation

Net assets in liquidation decreased by $460.6 million during the year ended December 31, 2018. The reduction during the year ended December 31, 2018 is primarily due to liquidating distributions to common stockholders totaling $471.8 million, a $9.0 million decrease in the estimated liquidation value of the Viceroy Hotel property based on the contract for sale, which was directly offset by a release of liability of $4.2 million associated with the termination of the Viceroy Hotel management agreement and a $1.1 million decrease due to a remeasurement of estimated costs. The reduction in net assets was offset by a net increase of $17.1 million in the estimated liquidation value of the Company’s investment in Worldwide Plaza primarily related to the extended estimated hold period.

Net assets in liquidation decreased by $719.8 million during the year ended December 31, 2017. The reduction during the year ended December 31, 2017 is primarily due to liquidating distributions to common stockholders of $515.5 million, a $109.5 million difference between estimated liquidation values and actual sale prices, a $34.7 million decrease due to the revision of estimated liquidation values, a $52.2 million decrease due to the remeasurement of estimated costs, including defeasance costs and a $7.8 million decrease due to the remeasurement of closing costs, debt costs and the revision of holding periods.

The net assets in liquidation at December 31, 2018, presented on an undiscounted basis include the Company’s proportionate share in Worldwide Plaza’s net assets which include a property value at $1.725 billion based on the Company’s sale of its 48.7% interest in Worldwide Plaza discussed in Note 7. Future increases in the value of Worldwide Plaza, if any, from the agreed additional capital investment will be reflected in the Consolidated Statements of Net Assets when such capital investments are made and such increases in fair value can be observed.

There were 16,791,769 Units outstanding at December 31, 2018. The net assets in liquidation as of December 31, 2018, if sold at their net asset value, would result in liquidating distributions of approximately $22.19 per unit. The net assets in liquidation as of December 31, 2018 of $372.6 million, if sold at their net asset value, plus the cumulative liquidating distributions paid to stockholders of $987.4 million ($58.80 per Common Share) prior to December 31, 2018 would result in cumulative liquidating distributions to stockholders/unitholders of $80.99 per Unit. There is inherent uncertainty with these estimates, and they could change materially based on the timing of the sales, the performance of the underlying assets and any changes in the underlying assumptions of the estimated cash flows.

Note 6 – Real Estate Investments

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

NEW YORK REIT LIQUIDATING LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018, 2017 AND 2016

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

350 Bleecker Street and 367-387 Bleecker Street – property sale – On April 19, 2018, the Company sold to an independent third party the 350 Bleecker Street and 367-387 Bleecker Street properties located in Manhattan, New York for a gross sales price of $31.5 million. The properties were part of the collateral for the Company’s $760.0 million POL Loans. In connection with the sale, the Company was required to pay down the POL Loans by $21.1 million. After satisfaction of debt, pro-rations and closing costs, the Company received net proceeds of approximately $8.8 million. The estimated liquidation value of the properties was $31.5 million at December 31, 2017.

416 Washington Street – property sale – On April 19, 2018, the Company sold to an independent third party the 416 Washington Street retail property in Manhattan, New York for a gross sales price of $11.2 million. The property was part of the collateral for the Company’s $760.0 million POL Loans. The Company was required to pay down $5.5 million under the POL Loans upon the sale of the property. After satisfaction of debt, pro-rations and closing costs, the Company received net proceeds of approximately $5.1 million. The estimated liquidation value of the property was $11.2 million at December 31, 2017.

NEW YORK REIT LIQUIDATING LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018, 2017 AND 2016

2067 – 2073 Coney Island Avenue – property sale – On May 1, 2018, the Company sold to an independent third party the 2067-2073 Coney Island Avenue retail property in Brooklyn, New York for a gross sales price of $30.5 million. The property was part of the collateral for the $20.2 million mortgage note payable on 1100 Kings Highway. After satisfaction of debt, pro-rations and closing costs, the Company received net proceeds of approximately $13.7 million. The estimated liquidation value of the property was $30.5 million at December 31, 2017.

Centurion Parking Garage – property sale – On May 1, 2018, the Company sold to an independent third party the Centurion Parking Garage property located at 33 West 56th Street, Manhattan, New York, for a gross sales price of $3.5 million. After satisfaction of pro-rations and closing costs, the Company received net proceeds of approximately $3.3 million. The estimated liquidation value of the property was $3.5 million at December 31, 2017.

POL Loans – In April 2018, the POL Loans were fully satisfied using proceeds from the sales of 382-384 Bleecker Street, 350 Bleecker Street, 416-425 Washington Street and reserves.

Viceroy Hotel – property sale – On October 4, 2018, the Company sold to an independent third party the Viceroy Hotel property located in Manhattan, New York for a gross sales price of $41.0 million. After satisfaction of pro-rations and closing costs, the Company received net proceeds of approximately $39.8 million. The estimated liquidation value of the property was $50.0 million at December 31, 2017 and was adjusted to $41.0 million at June 30, 2018 based on the contract sale price.

2017 Activity

50 Varick—property sale – On August 7, 2017, the Company sold to an independent third party its 50 Varick Street office property in Manhattan, New York for a gross sales price of $135.0 million. The property was part of the collateral for the $760.0 million POL Loans (see Note 8). In connection with the sale, the Company paid down $78.1 million of debt as required under the POL Loans. After satisfaction of debt, pro-rations and closing costs, the Company received net proceeds of approximately $49.1 million. The estimated liquidation value of the property was $137.5 million at January 1, 2017 and was adjusted to $135.0 million at June 30, 2017 based on the contract sale price.

245-249 West 17th Street and 218 West 18th Street—property sale – On October 11, 2017, the Company sold to an independent third party the 245-249 West 17th Street (Twitter) and 218 West 18th Street (Red Bull) office properties in Manhattan, New York for a gross sales price of $514.1 million. The properties were part of the collateral for the $760.0 million POL Loans. In connection with the sale, the Company paid down $347.9 million of debt as required under the POL Loans. After satisfaction of debt, pro-rations and closing costs, the Company received aggregate net proceeds of approximately $146.2 million. The estimated liquidation values of the properties were $532.6 million at January 1, 2017. The estimated liquidation value of these properties were adjusted down to $514.1 million as of September 30, 2017 to reflect the contracts for sale.

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

NEW YORK REIT LIQUIDATING LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018, 2017 AND 2016

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

Worldwide Plaza Transactions – See Note 7 – Investment in Unconsolidated Joint Venture for information on Worldwide Plaza transactions during 2017.

Significant Tenant

The following table lists the tenants whose annualized cash rent represented greater than 10% of total annualized cash rent as of December 31, 2018, 2017 and 2016, including annualized cash rent related to the Company’s unconsolidated joint venture:

		December 31,
Property Portfolio	Tenant	2018	2017	2016
Worldwide Plaza [1]	Cravath, Swaine & Moore, LLP	46%	17%	16%
Worldwide Plaza [1]	Nomura Holdings America, Inc.	31%	11%	11%

[1]	For 2018 and 2017, annualized cash rent reflects the Company’s 50.1% pro rata share of rent generated by Worldwide Plaza.

For 2016, annualized cash rent reflects the Company’s 48.9% of rent generated by Worldwide Plaza.

The termination, delinquency or non-renewal of any of the above tenants may have a material adverse effect on the Company’s operations.

Non-Recurring Fair Value Measurement Adjustments

As a result of the Board’s adoption in August 2016 of the Liquidation Plan, which was approved by the Predecessor’s stockholders on January 3, 2017, the Predecessor reconsidered its intended holding period for all of its operating properties and evaluated the impact on its ability to recover the carrying value of such properties based on the expected cash flows over its intended holding period. The Predecessor’s estimated future cash flows expected to be generated were based on management’s experience in its real estate market and the effects of current market conditions. The assumptions were subject to economic and market uncertainties including, among others, market capitalization rates, discount rates, demand for space, competition for tenants, changes in market rental rates, and costs to operate the property. As these factors are difficult to predict and are subject to future events that may alter management’s assumptions, the future cash flows estimated by management in its impairment analysis may not be achieved, and actual losses or impairment may be realized in the future.

During 2016, as a result of its consideration of impairment, the Predecessor determined that the carrying value of the Viceroy Hotel exceeded its estimated fair value and recognized an impairment charge of $27.9 million for the year ended December 31, 2016, which is presented as impairment loss on real estate investment in the consolidated statements of operations and comprehensive loss.

NEW YORK REIT LIQUIDATING LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018, 2017 AND 2016

Note 7 – Investment in Unconsolidated Joint Venture

On October 30, 2013, the Predecessor purchased a 48.9% equity interest in Worldwide Plaza for a contract purchase price of $220.1 million, based on the property value at that time for Worldwide Plaza of $1.3 billion less $875.0 million of debt on the property.

On June 1, 2017, the Predecessor acquired an additional 49.9% equity interest on exercise of the WWP Option pursuant to the Company’s rights under the joint venture agreement of Worldwide Plaza for a contract purchase price of $276.7 million, based on the option price of approximately $1.4 billion less $875.0 million of debt on the property. The Predecessor’s joint venture partner exercised its right to retain 1.2% of the aggregate membership interests in Worldwide Plaza. Following the exercise of the option, the Predecessor owned a total equity interest of 98.8% in Worldwide Plaza. As a result, the Predecessor consolidated Worldwide Plaza as of June 1, 2017.

On October 18, 2017, the Predecessor sold a 48.7% interest in Worldwide Plaza to a joint venture managed by SL Green Realty Corp. and RXR Realty LLC based on an estimated underlying property value of $1.725 billion. In conjunction with the equity sale, there was a concurrent $1.2 billion refinancing of the existing Worldwide Plaza debt. The Predecessor received cash at closing of approximately $446.5 million from the sale and excess proceeds from the financing, net of closing costs which included $108.3 million of defeasance and prepayment costs. The new debt on Worldwide Plaza bears interest at a blended rate of approximately 3.98% per annum, requires monthly payments of interest only and matures in November 2027.

The Company has set aside $90.7 million of the proceeds in a separate account to fund future capital improvements to Worldwide Plaza. Following the sale of its interest, the Company now holds a 50.1% interest in Worldwide Plaza. The Company has determined that this investment is an investment in a VIE. The Company has determined that it is not the primary beneficiary of this VIE since the Company does not have the power to direct the activities that most significantly impact the VIE’s economic performance. The Company accounts for this investment using the equity method of accounting.

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

The amounts reflected in the following tables (except for the Company’s share of income) are based on the financial information of Worldwide Plaza. Under the going concern basis, the Company did not record losses of the joint venture in excess of its investment balance because the Company was not liable for the obligations of the joint venture or was otherwise committed to provide financial support to the joint venture. Under liquidation accounting, equity investments are carried at net realizable value.

NEW YORK REIT LIQUIDATING LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018, 2017 AND 2016

The condensed balance sheets as of December 31, 2018 and 2017 for Worldwide Plaza are as follows:

	December 31,
(In thousands)	2018	2017
Real estate assets, at cost	$825,516	$825,310
Less accumulated depreciation and amortization	(212,862)	(185,377)

Total real estate assets, net	612,654	639,933
Cash and cash equivalents	31,368	15,964
Other assets	158,292	161,285

Total assets	$802,314	$817,182

Debt	$1,225,201	$1,197,084
Other liabilities	139,619	142,251

Total liabilities	1,364,820	1,339,335
Deficit	(562,506)	(522,153)

Total liabilities and deficit	$802,314	$817,182

The condensed statements of operations for the years ended December 2018, 2017 and 2016 for Worldwide Plaza are as follows:

	December 31,
(In thousands)	2018	2017	2016
Rental income	$140,888	$137,181	$135,571

Operating expenses:
Operating expenses	61,205	57,374	53,007
Depreciation and amortization	31,468	27,935	28,223

Total operating expenses	92,673	85,309	81,230

Operating income	48,215	51,872	54,341
Interest expense	(73,804)	(70,269)	(61,669)
Prepayment and defeasance of mortgage	—	(108,090)	—
Net loss allocated to non-controlling interest	(23,717)	(22,126)	(20,695)

Net income (loss)	$(1,872)	$(104,361)	$13,367

NEW YORK REIT LIQUIDATING LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018, 2017 AND 2016

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

(In thousands)	December 31, 2016
Company’s preferred return	$15,948
Company’s share of net loss from Worldwide Plaza	(1,262)
Amortization of basis difference	(11,962)

Company’s income (loss) from Worldwide Plaza	$2,724

Note 8 – Mortgage Notes Payable

Mortgage notes payable were carried at their contractual amounts due under liquidation accounting. The Company had outstanding mortgage notes payable of $0 at December 31, 2018 and $215.5 million at December 31, 2017. The mortgage notes payable were collateralized, directly or, in the case of the mezzanine note, indirectly, by the real estate held by the Company identified in the table below.

The Company’s mortgage notes payable as of December 31, 2018 and 2017 consist of the following (in thousands):

	Outstanding Loan Amount
Portfolio	December 31, 2018	December 31, 2017
Mortgage Loan (1)	$—	$176,246
1100 Kings Highway (2)	—	20,200
Design Center (2)	—	19,048

Mortgage notes payable, gross principal amount	$—	$215,494

(1)	Loan was repaid on April 19, 2018. All properties have been released as collateral.
(2)	Loans were paid off in connection with the sale of the property.

On August 1, 2017, the Company’s mortgage loan collateralized by the 1100 Kings Highway property was modified to extend the maturity date to April 1, 2018 and to allow for partial release of the collateral. In April 2018, the loan maturity date was extended to May 29, 2018. The loan was satisfied in full on May 1, 2018.

On December 20, 2016, the Company, through indirect wholly owned subsidiaries of the OP, entered into a mortgage loan (the “Mortgage Loan”) in the aggregate amount of $500.0 million and a mezzanine loan in the aggregate amount of $260.0 million (the “Mezzanine Loan”). The POL Loans were initially secured directly, in the case of the Mortgage Loan, and indirectly in the case of the Mezzanine Loan, by our properties located in New York, New York at 245-249 West 17th Street, 333 West 34th Street, 216-218 West 18th Street, 50 Varick Street, 229 West 36th Street, 122 Greenwich Street, 350 West 42nd Street, 382-384 Bleecker Street, 350 Bleecker Street, 416-425 Washington Street, 33 West 56th Street and 120 West 57th Street (the “POL Loan Properties”). In April 2018, the POL Loans were fully satisfied, and all POL Loan properties sold during 2017 and 2018 have been released and are no longer collateral for the POL Loans.

NEW YORK REIT LIQUIDATING LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018, 2017 AND 2016

Note 9 – Interest Rate Derivatives and Hedging Activities Risk

Management Objective of Using Derivatives

The Company periodically used derivative financial instruments, including interest rate swaps, caps, collars, options, floors and other interest rate derivative contracts, to hedge all or a portion of the interest rate risk associated with its borrowings. The principal objective of such arrangements is to minimize the risks and costs associated with the Company’s operating and financial structure as well as to hedge specific anticipated transactions. The Company does not utilize derivatives for speculative purposes or purposes other than interest rate risk management. The use of derivative financial instruments carries certain risks, including the risk that the counterparties to these contractual arrangements will not perform under the agreements. To mitigate this risk, the Company only entered into derivative financial instruments with counterparties that the Company believed to have high credit ratings and with major financial institutions with which the Company and the Former Advisor and its affiliates may also have had other financial relationships.

As these instruments were not to be converted to cash or other considerations, derivative financial instruments were valued at $0 as of January 1, 2017 in accordance with liquidation accounting. The Company was not a party to any derivative financial instruments at December 31, 2018 or 2017.

Note 10 – Common Stock

In March 2018, the Predecessor effected a 1-for-10 reverse stock split pursuant to which each of ten Common Shares issued and outstanding as of the close of market on March 15, 2018 were automatically combined into one Common Share, subject to elimination of fractional shares. All references to Common Shares outstanding and per Common share amounts have been restated to reflect the effect of the Reverse Split for all periods presented.

As of December 31, 2018, the Company had 16.8 million Units outstanding. As of December 31, 2017, the Company had 16.8 million Common Shares outstanding, including unvested shares of restricted common stock (“restricted shares”). On January 3, 2017, the Company issued 841,660 shares of its common stock upon redemption of 841,660 OP units held by certain individuals who were members of the Former Advisor or its affiliates. As of December 31, 2017, there were no OP units outstanding, other than OP units held by the Company and no vested LTIP units outstanding. See Note 19 – Non-Controlling Interests.

The Company expects to make periodic liquidating distributions out of net proceeds of asset sales, subject to satisfying its liabilities and obligations, in lieu of regular monthly dividends. During 2018 and 2017, the Company paid aggregate liquidating distributions equal to $28.10 per share and $30.70 per share, respectively. There can be no assurance as to the actual amount or timing of future liquidating distributions unitholders will receive.

Note 11 – Commitments and Contingencies

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

NEW YORK REIT LIQUIDATING LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018, 2017 AND 2016

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

Note 12 – Related Party Transactions and Arrangements

Viceroy Hotel

Revenues for related parties at the Viceroy Hotel were $1,000 and $5,000 for the years ended December 31, 2018 and 2017, respectively.

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

The Company and the Winthrop Advisor entered into a second amendment to the Advisory Agreement on June 6, 2018 and a third amendment to the Advisory Agreement on August 7, 2018, and the revised terms on the Advisory Agreement following these amendments are described below.

The term of the Advisory Agreement ended on the earlier of the effective date of the conversion of the Company to a liquidating entity (the “Liquidation Date”), or December 6, 2018, six months from the date of the second amendment. The term of the Advisory Agreement will automatically renew for a one-month period on the expiration of the term or any renewal term, unless terminated by a majority of the Board of Managers or the Winthrop Advisor, upon written notice 45 days before the expiration of the term or any renewal term and will automatically terminate at the effective time of the final disposition of the assets held by the Company. The Advisory Agreement may be terminated upon 15 days written notice by a majority of the Board of Managers if the Company’s chief executive officer resigns or is otherwise unavailable to serve as the Company’s chief executive officer for any reason and the Winthrop Advisor has not proposed a new chief executive officer acceptable to a majority of the Board of Managers. On July 12, 2018, the Company’s independent directors voted unanimously to appoint John Garilli as Chief Executive Officer upon the resignation of Wendy Silverstein from the position and accordingly did not exercise the Company’s right to terminate the Advisory Agreement.

Because the Company converted to the LLC effective at 5:00 p.m. Eastern time on November 7, 2018, November 7, 2018 is the Liquidation Date, and, accordingly, the current term of the Advisory Agreement expired on November 7, 2018. Since no notice of termination of the Advisory Agreement has been received by either party, the Advisory Agreement automatically renewed at the end of the current term for a term ending December 7, 2018 and will thereafter continue to automatically renew for additional one-month terms unless otherwise terminated as described above.

On each of January 3, 2017 and February 1, 2017, the Company paid Winthrop Advisor a fee of $500,000 in cash as compensation for advisory services and consulting services rendered prior to March 1, 2017.

NEW YORK REIT LIQUIDATING LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018, 2017 AND 2016

Beginning on March 1, 2017, and continuing through the Liquidation Date, the Company paid Winthrop Advisor an asset management fee equal to 0.325% per annum of the cost of assets (as defined in the Advisory Agreement) up to $3.0 billion and 0.25% per annum of the cost of assets in excess of $3.0 billion.

In determining the Cost of Assets (as defined in the Advisory Agreement) for purposes of calculating the management fee payable to the Winthrop Advisor, the cost of the Viceroy Hotel was, for each month from and after April 2018, be deemed to equal its then-current book value.

Beginning with the fiscal quarter ending September 30, 2018 and ending on the Liquidation Date, the Company paid Winthrop Advisor a supplemental fee of $25,000 per quarter (prorated for any partial quarter) in addition to the base management fee.

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

During the year ended December 31, 2018, the Company reimbursed Winthrop Advisor $467,000 for compensation of the Chief Executive Officer.

In connection with the adoption of liquidation accounting, the Company accrues costs it expects to incur through the end of liquidation. As of December 31, 2018, the Company has accrued asset management fees and compensation reimbursements totaling $1.4 million payable to Winthrop Advisor representing management’s estimate of future asset management fees to final liquidation, provided there is no assurance that the contract will continue to be extended at the same terms, if at all. This amount is included in estimated costs in excess of estimated receipts during liquidation.

In connection with the payment of (i) any distributions of money or other property by the Company to its stockholders or unitholders during the term of the Advisory Agreement and (ii) any other amounts paid to the Company’s stockholders or unitholders on account of their shares of common stock or membership interests in the Company in connection with a merger or other change in control transaction pursuant to an agreement with the Company entered into after March 8, 2017 (such distributions and payments, the “Hurdle Payments”), in excess of $110.00 per share (adjusted for the Reverse Split, the “Hurdle Amount”), when taken together with all other Hurdle Payments, the Company will pay an incentive fee to Winthrop Advisor in an amount equal to 10.0% of such excess (the “Incentive Fee”). The Hurdle Amount will be increased on an annualized basis by an amount equal to the product of (a) the Treasury Rate plus 200 basis points and (b) the Hurdle Amount minus all previous Hurdle Payments. Based on the current estimated undiscounted net assets in liquidation, the Winthrop Advisor would not be entitled to receive any such incentive fee.

Effective March 2017, Winthrop Property Manager began providing property management services to those properties for which the ARG Property Manager had been providing property management services. The

NEW YORK REIT LIQUIDATING LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018, 2017 AND 2016

Company paid to Winthrop Property Manager 1.75% of gross revenues, inclusive of all third party property management fees, for property management services provided to the Company by the Winthrop Property Manager or any of its affiliates. As of December 31, 2018, none of the Company’s properties are managed by the Winthrop Property Manager.

The following table details amounts incurred by the Company to the Winthrop Advisor and its affiliates in connection with the operations related services described above for the periods presented and any amounts payable to or due from the Winthrop Advisor as of the dates specified:

	Year Ended December 31,		Payable as of December 31,
(In thousands)	2018	2017	2018	2017
Asset management fees	$2,628	$8,008	$—	$—
Property management fees	42	479	—	17
Reimbursements	467	—	—	—

Total related party operational fees	$3,137	$8,487	$—	$17

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

The Company reimbursed the Former Advisor for costs and expenses paid or incurred prior to March 8, 2017 by the Former Advisor and its affiliates in connection with providing services to the Company (including reasonable salaries and wages, benefits and overhead of all employees directly involved with the performance of such services), although the Company did not reimburse the Former Advisor for personnel costs in connection with services for which the Former Advisor received a separate fee. Total reimbursements of costs and expenses for the year ended December 31, 2016 was approximately $2.7 million.

NEW YORK REIT LIQUIDATING LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018, 2017 AND 2016

The following table details amounts incurred and paid by the Company to, and amounts waived by, the Former Advisor and its affiliates in connection with the operations related services described above for the periods presented and any amounts payable to or due from the Former Advisor as of the dates specified:

	Year Ended December 31,
	2017		2016
(In thousands)	Incurred	Waived	Incurred	Waived
Asset management fees	$2,339	$—	$12,293	$—
Transfer agent and other professional fees	414	—	2,862	—
Property management fees	560	—	2,046	994

Total related party operational fees and reimbursements	$3,313	$—	$17,201	$994

The Former Advisor agreed to waive certain fees, including property management fees, during the year ended December 31, 2016. The fees that were waived were not deferrals and accordingly, were not and will not be paid to the Former Advisor.

In connection with the sale of one or more properties, for which the Former Advisor provided a substantial amount of services as determined by the Company’s independent directors, the Company was required to pay the Former Advisor a property disposition fee not to exceed the lesser of 2.0% of the contract sale price of the property or 50% of the competitive real estate commission paid if a third party broker was also involved; provided, however that in no event could the property disposition fee paid to the Former Advisor when added to real estate commissions paid to unaffiliated third parties exceed the lesser of 6.0% of the contract sale price and a competitive real estate commission. For purposes of the foregoing, “competitive real estate commission” meant a real estate brokerage commission for the purchase or sale of a property which was reasonable, customary and competitive in light of the size, type and location of the property. The Company incurred and paid $0.2 million in property disposition fees to the Former Advisor during the year ended December 31, 2016 related to the sale of certain properties.

Pursuant to an escrow agreement entered into among the Company, the Former Advisor and Chicago Title Insurance Company on December 21, 2016, the Company deposited an amount equal to $0.7 million in an escrow account on December 21, 2016. The amount in the escrow account was used to pay the retention bonuses allocated to each Former Advisor Employee who remained employed by the Former Advisor or its affiliates. No portion of the amount held in escrow was refundable to the Company for any reason other than equitable adjustment to account for any Former Advisor Employees who were no longer employed by the Former Advisor or its affiliates as of the date of a payment. In March 2017, the entire balance of $0.7 million in the escrow account was disbursed.

Note 13 – Economic Dependency

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

NEW YORK REIT LIQUIDATING LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018, 2017 AND 2016

As a result of these relationships, the Company is dependent upon Winthrop Advisor and its affiliates. In the event that these companies are unable to provide the Company with the respective services, the Company will be required to find alternative providers of these services.

Note 14 – Share-Based Compensation

Restricted Share Plan

The Company’s employee and director incentive restricted share plan (“RSP”) provided the Company with the ability to grant awards of restricted shares to the Company’s directors and officers, employees of the Former Advisor and its affiliates, employees of entities that provided services to the Company, directors of the Former Advisor or of entities that provided services to the Company, certain consultants to the Company and the Former Advisor and its affiliates or to entities that provided services to the Company.

Under the RSP, the annual amount granted to the independent directors was determined by the Board. The maximum number of shares of stock granted under the RSP could not exceed 10% of the Company’s outstanding shares of common stock on a fully diluted basis at any time. Restricted shares issued to independent directors generally vested over a three- year period in increments of 33.3% per annum. Generally, such awards provided for accelerated vesting of (i) all unvested restricted shares upon a change in control or a termination without cause and (ii) the portion of the unvested restricted shares scheduled to vest in the year of voluntary termination or the failure to be re-elected to the board.

Restricted shares could not, in general, be sold or otherwise transferred until restrictions were removed and the shares vested. Holders of restricted shares received cash dividends and other distributions (including any liquidating distributions made pursuant to the Liquidation Plan) prior to the time that the restrictions on the restricted shares lapsed. Any dividends payable in shares of common stock were subject to the same restrictions as the underlying restricted shares. On October 5, 2018, the Board released all restrictions on any remaining unvested restricted shares.

The RSP was terminated upon conversion to the Company.

The following table displays restricted share award activity during the years ended December 31, 2018, 2017 and 2016:

	Number of Restricted Shares	Weighted-Average Issue Price
Unvested, December 31, 2016	26,878	105.00
Vested	(17,751)	104.50
Forfeited	(2,299)	103.00

Unvested, December 31, 2017	6,828	103.20
Vested	(6,828)	103.20
Forfeited	—	—

Unvested, December 31, 2018	—

Under going concern accounting, the Company measured stock-based compensation expense at each reporting date for any changes in the fair value and recognized the expense prorated for the portion of the

NEW YORK REIT LIQUIDATING LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018, 2017 AND 2016

requisite service period completed. Accordingly, the Company recognized $0.7 million in non-cash compensation expense for the year ended December 31, 2016. Under liquidation accounting, compensation expense is no longer recorded as the vesting of the restricted shares does not result in cash outflow for the Company.

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

Based on calculations for the Three-Year Period, the Former Advisor earned 43,685 LTIP Units under the terms of the OPP on April 15, 2017. Pursuant to the terms of the OPP Side Letter, these LTIP units were immediately vested on April 15, 2017, were converted on a one-for-one basis into unrestricted shares of the Company’s common stock on May 9, 2017 and were issued to the Former Advisor on May 9, 2017. Following the issuance of the shares of common stock on May 9, 2017, the remaining 7,664,156 LTIP Units issued to the Former Advisor were forfeited.

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

NEW YORK REIT LIQUIDATING LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018, 2017 AND 2016

Note 15 – Accumulated Other Comprehensive Income (Loss)

The following table illustrates the changes in accumulated other comprehensive income (loss) as of and for the periods indicated:

	Unrealized Gains on Available-for-Sale Securities	Change in Unrealized Gain (Loss) on Derivatives	Total Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2015	$—	$(1,237)	$(1,237)
Other comprehensive loss, before reclassifications	—	(742)	(742)
Amounts reclassified from accumulated other comprehensive income (loss)	—	1,266	1,266

Net current-period other comprehensive income	—	524	524

Balance, December 31, 2016	$—	$(713)	$(713)

Note 16 – Earnings Per Share

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

The following is a summary of the basic and diluted net loss per share computations for the periods presented:

(In thousands, except share and per share data)	December 31, 2016
Basic and diluted net loss attributable to stockholders	$(82,526)

Weighted average shares outstanding, basic and diluted	16,494,946

Net loss per share attributable to stockholders, basic and diluted	$(5.00)

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

December 31, 2016
Unvested restricted shares	26,878
OP units	84,166
LTIP units	770,784

Total anti-dilutive common share equivalents	881,828

NEW YORK REIT LIQUIDATING LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018, 2017 AND 2016

Note 17 – Quarterly Results (Unaudited)

Presented below is a summary of the unaudited quarterly financial information for the year ended December 31, 2016:

	Quarters Ended
(In thousands, except share and per share data)	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Total revenues	$36,709	$39,923	$41,260	$42,382

Basic and diluted net income (loss) attributable to stockholders	$487	$(11,540)	$(45,267)	$(26,202)

Weighted average shares outstanding, basic and diluted	16,382,261	16,483,587	16,538,407	16,569,201

Net income (loss) per share attributable to stockholders, basic and diluted	$—	$(0.70)	$(2.70)	$(1.60)

Note 18 – Subsequent Events

The Company has evaluated subsequent events through the filing of this Annual Report on Form 10-K, and determined that there have not been any events that have occurred that would require adjustments or disclosures in the consolidated financial statements, except as disclosed in Note 6.

NEW YORK REIT LIQUIDATING LLC

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

All of our real estate holdings were sold prior to December 31, 2018.

A summary of activity for real estate and accumulated depreciation for the years ended December 31, 2018, 2017 and 2016:

	2018	2017	2016
(In thousands)	(Liquidation Basis)		(Going Concern Basis)
Real estate investments, at cost (including assets held for sale):
Balance at beginning of year	$488,616	$1,653,315	$1,714,720
Capital expenditures	166	6,389	21,891
Dispositions	(479,782)	(1,148,517)	(83,296)
Liquidation adjustment, net	(9,000)	(22,571)	—

Balance at end of year	$—	$488,616	$1,653,315

Accumulated depreciation (including assets held for sale):
Balance at beginning of year	$—	$168,301	$139,412
Depreciation expense	—	—	56,527
Dispositions	—	(110,360)	(27,638)
Liquidation adjustment	—	(57,941)	—

Balance at end of year	$—	$—	$168,301