Form 10-Q
period 2019-03-31
New York REIT Liquidating LLC
filed 2019-05-09
CIK 1474464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2019

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule12b-2).    Yes  ☐    No  ☒

Securities registered or to be registered pursuant to Section 12(b) of the Act.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

As of April 30, 2019, the registrant had 16,791,769 Units outstanding.

*	New York REIT Liquidating LLC is the successor in interest to New York REIT, Inc. and files reports under the commission file number of New York REIT, Inc.

NEW YORK REIT LIQUIDATING LLC

NEW YORK REIT LIQUIDATING LLC

FORM 10-Q MARCH 31, 2019

CONSOLIDATED STATEMENTS OF NET ASSETS

(Liquidation Basis)

(Unaudited, in thousands)

	March 31, 2019	December 31, 2018
Assets
Investment in unconsolidated joint venture	$261,239	$265,671
Cash and cash equivalents	10,798	17,777
Restricted cash held in escrow	92,390	92,884
Accounts receivable	133	121

Total Assets	364,560	376,453
Liabilities
Liability for estimated costs in excess of estimated receipts during liquidation	3,238	3,208
Accounts payable, accrued expenses and other liabilities	557	689

Total Liabilities	3,795	3,897

Commitments and Contingencies
Net assets in liquidation	$360,765	$372,556

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEW YORK REIT LIQUIDATING LLC

FORM 10-Q MARCH 31, 2019

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(Liquidation Basis)

(Unaudited, in thousands)

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Net assets in liquidation, beginning of period	$372,556	$833,113
Changes in net assets in liquidation:
Changes in liquidation value of investments in real estate	—	(4,000)
Changes in liquidation value of investment in unconsolidated joint venture	748	6,774
Remeasurement of assets and liabilities	(616)	2,678

Net changes in liquidation value	132	5,452
Liquidating distributions to unitholders/common stockholders	(11,923)	(335,858)

Changes in net assets in liquidation	(11,791)	(330,406)

Net assets in liquidation, end of period	$360,765	$502,707

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEW YORK REIT LIQUIDATING LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(unaudited)

Note 1 — Organization

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

As of March 31, 2019, the Company’s only significant assets are a 50.1% equity interest in WWP Holdings LLC (“WWP”) which owns one property aggregating 2.0 million rentable square feet, with an average occupancy of 96.4%, and a $90.7 million cash reserve to be utilized for improvements at WWP. The Company’s property at March 31, 2019 consisted of office space, retail space and a garage representing 88%, 5% and 7%, respectively, of rentable square feet as of March 31, 2019.

The Company has, and the Predecessor had, no employees. From March 8, 2017 through November 7, 2018, the Predecessor was externally managed by Winthrop REIT Advisors, LLC (the “Winthrop Advisor”). Since November 8, 2018, the Winthrop Advisor has continued to manage the Company’s assets. The Predecessor retained Winthrop Management LP (the “Property Manager”), an affiliate of the Winthrop Advisor, to serve as the Predecessor’s property manager, except for properties where services were performed by a third party.

In March 2018 the Predecessor effected a 1-for-10 reverse stock split (the “Reverse Split”) of its common stock (“Common Shares”) pursuant to which each of ten Common Shares issued and outstanding as of the close of market on March 15, 2018 were automatically combined into one Common Share, subject to the elimination of fractional shares. Any fractional shares resulting from the Reverse Split were redeemed for cash in lieu of shares. All references to Common Shares or Units outstanding and per Common Share or per Unit amounts have been restated to reflect the effect of the Reverse Split for all periods presented.

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

The Liquidation Plan enables the Company to sell any and all of its assets without further approval of the unitholders and provides that liquidating distributions be made to the unitholders as determined by the Company’s board of managers (the “Board of Managers”). In order to comply with applicable laws, the Predecessor converted into a limited liability company. The conversion of the Predecessor to a limited liability company was approved by the stockholders on September 7, 2018 and became effective on November 7, 2018.

NEW YORK REIT LIQUIDATING LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(unaudited)

In October 2018, the Predecessor announced the withdrawal of its common stock from listing on the NYSE in connection with the conversion. November 2, 2018 was the last day Common Shares were traded on the NYSE and the stock transfer books were closed as of 4:00 p.m. (Eastern Time) on such date. At the effective time of the conversion, each outstanding share of common stock was converted into one unit of common membership interest in the LLC (a “Unit”), and holders of Common Shares automatically received one Unit (which Unit was in book entry form) for each share of our common stock held by such stockholder. Holders of Units should note that unlike Common Shares, which, in addition to being listed on the NYSE, were freely transferable, Units are not listed for trading and generally are not transferable except by will, intestate succession or operation of law. Therefore, the recipients of Units will not have the ability to realize any value from these interests except from distributions made by the Company, the timing of which will be solely in the discretion of the Board of Managers. On October 26, 2018, the Board designated Randolph C. Read, P. Sue Perrotty, Craig T. Bouchard, Howard Goldberg and Joe C. McKinney, representing all the previous members of the Board, to serve as the initial members of the Board of Managers.

The Company was deemed to be the same entity as the Predecessor with the same assets and liabilities as the Predecessor. In addition, the charter and bylaws of the Predecessor were replaced by the operating agreement of the Company. For tax purposes, the fair value of each Unit in the Company received by stockholders when the conversion became effective, which reflected the value of the remaining assets of the Company (net of liabilities), was equal to the average of the high and low trading prices for shares of the Predecessor’s common stock on the last three days on which the shares were traded on the NYSE. For a detailed description of the federal income tax and investment considerations relating to the conversion and its effects on our interests in the Predecessor, please see the Predecessor’s proxy statement/prospectus filed with the Securities and Exchange Commission on August 6, 2018.

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

Liquidation Basis of Accounting

As a result of the approval of the Liquidation Plan by the stockholders, the Company adopted the liquidation basis of accounting as of January 1, 2017 and for the periods subsequent to December 31, 2016 in accordance with GAAP. Accordingly, on January 1, 2017, the carrying value of the Company’s assets were adjusted to their liquidation value,

NEW YORK REIT LIQUIDATING LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(unaudited)

which represented the estimated amount of cash that the Company expected to collect on disposal of assets as it carried out its liquidation activities under the Liquidation Plan. All properties have been sold except for the remaining interest in Worldwide Plaza. The Company projects that the remaining interest in Worldwide Plaza will be sold approximately during the fourth quarter of 2021. The actual timing of sale has not yet been determined and is subject to future events and uncertainties. These estimates are subject to change based on the actual timing of the sale of the Company’s remaining property.

The Company accrues costs and revenues that it expects to incur and earn as it carries out its liquidation activities through the end of the projected liquidation period to the extent it has a reasonable basis for estimation. Estimated costs expected to be incurred through the end of the liquidation period include corporate overhead costs associated with satisfying known and contingent liabilities and other costs associated with the winding down and dissolution of the Company. Revenues are based on current interest rate assumptions. These amounts are classified as a net liability for estimated costs in excess of estimated receipts during liquidation on the Consolidated Statement of Net Assets. Actual costs and revenues may differ from amounts reflected in the consolidated financial statements due to the inherent uncertainty in estimating future events. These differences may be material. See Note 4 for further discussion. Actual costs incurred but unpaid as of March 31, 2019 and December 31, 2018 are included in accounts payable, accrued expenses and other liabilities on the Consolidated Statement of Net Assets.

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

Revenue Recognition

Under the liquidation basis of accounting, the Company accrued all revenue that it expected to earn through the end of liquidation to the extent it had a reasonable basis for estimation. Revenues were accrued based on contractual amounts due under the leases in place over the estimated hold period of each asset. These amounts were classified within liability for estimated costs in excess of estimated receipts during liquidation on the Consolidated Statement of Net Assets.

In accordance with the liquidation basis of accounting, as of January 1, 2017, tenant and other receivables were adjusted to their net realizable values. Management continually reviewed tenant and other receivables to determine collectability. Any changes in the collectability of the receivables was reflected in the net realizable value of the receivable.

The Company owned certain properties with leases that included provisions for the tenant to pay contingent rental income based on a percent of the tenant’s sales upon the achievement of certain sales thresholds or other targets which may have been monthly, quarterly or annual targets. Contingent rental income was not contemplated under liquidation accounting unless there was a reasonable basis to estimate future receipts.

Investment in Unconsolidated Joint Venture

The Company accounts for its investment in unconsolidated joint venture under the equity method of accounting because the Company exercises significant influence over, but does not control the entity and is not considered to be the primary beneficiary.

NEW YORK REIT LIQUIDATING LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(unaudited)

The investment in unconsolidated joint venture is recorded at its liquidation value, or net realizable value, which is comprised of an estimate of the expected sale proceeds upon disposition plus the estimated net cash flow from the venture during the liquidation period. The Company evaluates the net realizable value of its unconsolidated joint venture at each reporting period. Any changes in net realizable value will be reflected as a change in the Company’s net assets in liquidation. The liquidation value of the Company’s remaining investment in Worldwide Plaza as of March 31, 2019 is based on a value of the property consistent with the value of the property at the time of the Company’s sale of its 48.7% interest in Worldwide Plaza in October 2017 (see Note 6).

Restricted Cash

Restricted cash primarily consists of the $90.7 million capital improvement reserve for Worldwide Plaza and $1.4 million being held in escrow in connection with the sale of the Viceroy Hotel (the “Viceroy Escrow”). The Viceroy Escrow was established from proceeds of the sale of the Viceroy Hotel and was required to cover a potential seller’s obligation to fund any shortfalls to the New York Hotel Pension Fund should the Purchaser of the property withdraw from the Pension Fund without fully funding the then outstanding shortfall due to the Pension Fund.

Recent Accounting Pronouncements

There are no new accounting pronouncements that are applicable or relevant to the Company under the liquidation basis of accounting.

Note 4 - Liability for Estimated Costs in Excess of Estimated Receipts During Liquidation

The liquidation basis of accounting requires the Company to estimate net cash flows from operations and to accrue all costs associated with implementing and completing the plan of liquidation. The Company currently estimates that it will have costs in excess of estimated receipts during the liquidation. These amounts can vary significantly due to, among other things, the timing and estimates for operating expenses, interest earned on reserves and the costs associated with the winding down of operations. These costs are estimated and are anticipated to be paid out over the liquidation period.

At March 31, 2019 and December 31, 2018, the Company had accrued the following net expenses expected to be incurred during liquidation (in thousands):

	March 31, 2019	December 31, 2018
General and administrative expenses	$(3,238)	$(3,208)

Liability for estimated costs in excess of estimated receipts during liquidation	$(3,238)	$(3,208)

The change in the liability for estimated costs in excess of estimated receipts during liquidation for the three month periods ended March 31, 2019 and 2018 are as follows (in thousands):

NEW YORK REIT LIQUIDATING LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(unaudited)

	January 1, 2019	Net Change in Working Capital (1)	Remeasurement of Assets and Liabilities	March 31, 2019
Liabilities:
Corporate expenditures	$(3,208)	$586	$(616)	$(3,238)

Total liability for estimated costs in excess of estimated receipts during liquidation	$(3,208)	$586	$(616)	$(3,238)

	January 1, 2018	Net Change in Working Capital (1)	Remeasurement of Assets and Liabilities	March 31, 2018
Assets:
Estimated net inflows from investments in real estate	$3,920	$(2,862)	$4,725	$5,783
Liabilities:
Sales costs	(18,559)	13,004	135	(5,420)
Corporate expenditures	(12,589)	3,529	(2,182)	(11,242)

	(31,148)	16,533	(2,047)	(16,662)

Total liability for estimated costs in excess of estimated receipts during liquidation	$(27,228)	$13,671	$2,678	$(10,879)

(1)

Represents changes in cash, restricted cash, accounts receivable, accounts payable and accrued expenses as a result of the Company’s operating activities for the three month periods ended March 31, 2019 and 2018.

Note 5 – Net Assets in Liquidation

Net assets in liquidation decreased by $11.8 million during the three months ended March 31, 2019 primarily due to a liquidating distribution to unitholders of $11.9 million and a $0.6 million decrease due to a remeasurement of estimated liabilities. The decrease in net assets was offset by an increase of $0.7 million related to an extended estimated hold period for Worldwide Plaza.

Net assets in liquidation decreased by $330.4 million during the three months ended March 31, 2018 primarily due to a liquidating distribution to common stockholders of $335.9 million and a $4.0 million decrease in the estimated liquidation value of the Viceroy property, which was directly offset by a release of liability of $4.3 million associated with the termination of the Viceroy management agreement. The decrease in net assets was further offset by a net increase of $2.9 million due to a remeasurement of estimated receipts and an increase of $2.3 million related to an extended estimated hold period for Worldwide Plaza.

The net assets in liquidation at March 31, 2019, presented on an undiscounted basis include the Company’s proportionate share in Worldwide Plaza’s net assets which include a property value at $1.725 billion based on the Company’s sale of its 48.7% interest in Worldwide Plaza discussed in Note 6. Future increases in value of Worldwide Plaza, if any, from the agreed additional capital investment will be reflected in the Consolidated Statement of Net Assets when such capital investments are made and such increases in market value can be observed.

NEW YORK REIT LIQUIDATING LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(unaudited)

There were 16,791,769 Units outstanding at March 31, 2019. The net assets in liquidation as of March 31, 2019, if sold at their net asset value, would result in liquidating distributions of approximately $21.48 per unit. On May 6, 2019, the Board declared a cash liquidating distribution of $0.10 per unit payable on May 20, 2019 to unitholders of record on May 13, 2019, reducing the estimate of future liquidating distributions to $21.38 per unit. The net assets in liquidation as of March 31, 2019 of $360.8 million, if sold at their net asset value, plus the cumulative liquidating distribution to unitholders of $999.3 million ($59.51 per unit) prior to March 31, 2019 would result in cumulative liquidating distributions to unitholders of $80.99 per Unit. There is inherent uncertainty with these projections, and they could change materially based on the timing of the sale, the performance of the underlying asset and any changes in the underlying assumptions of the projected cash flows.

Note 6 — Investment in Unconsolidated Joint Venture

On October 30, 2013, the Predecessor purchased 48.9% equity interest in Worldwide Plaza for a contract purchase price of $220.1 million, based on the property value at that time for Worldwide Plaza of $1.3 billion less $875 million of debt on the property.

On June 1, 2017, the Predecessor acquired an additional 49.9% equity interest in Worldwide Plaza on exercise of the WWP Option pursuant to the Predecessor’s rights under the joint venture agreement of Worldwide Plaza for a contract purchase price of $276.7 million, based on the option price of the property of approximately $1.4 billion less $875.0 million of debt on the property. The Predecessor’s joint venture partner exercised its right to retain 1.2% of the aggregate membership interests in Worldwide Plaza. Following the exercise of the option, the Company owned a total equity interest of 98.8% in Worldwide Plaza.

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

NEW YORK REIT LIQUIDATING LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(unaudited)

The following table lists the tenants whose annualized cash rent represented greater than 10% of total annualized cash rent for the three months ended March 31, 2019 and 2018, including annualized cash rent related to the Company’s unconsolidated joint venture:

		March 31,
Property Portfolio	Tenant	2019	2018
Worldwide Plaza	Cravath, Swaine & Moore, LLP	46.4%	41.9%
Worldwide Plaza	Nomura Holdings America, Inc.	32.6%	27.3%

The termination, delinquency or non-renewal of any of the above tenants may have a material adverse effect on the Company’s operations.

The amounts reflected in the following tables are based on the financial information of Worldwide Plaza. Under liquidation accounting, equity investments are carried at net realizable value.

The condensed balance sheets as of March 31, 2019 and December 31, 2018 for Worldwide Plaza are as follows:

(In thousands)	March 31, 2019	December 31, 2018
Real estate assets, at cost	$825,619	$825,516
Less accumulated depreciation and amortization	(219,492)	(212,862)

Total real estate assets, net	606,127	612,654
Cash and cash equivalents	38,571	31,368
Other assets	148,671	158,292

Total assets	$793,369	$802,314

Debt	$1,228,560	$1,225,201
Other liabilities	143,553	139,619

Total liabilities	1,372,113	1,364,820
Deficit	(578,744)	(562,506)

Total liabilities and deficit	$793,369	$802,314

NEW YORK REIT LIQUIDATING LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(unaudited)

The condensed statements of operations for the three months ended March 31, 2019 and 2018 for Worldwide Plaza are as follows:

	March 31,
(In thousands)	2019	2018
Rental income	$35,877	$34,179
Operating expenses:
Operating expenses	15,378	13,947
Depreciation and amortization	7,543	7,650

Total operating expenses	22,921	21,597
Operating income	12,956	12,582
Interest expense	(18,596)	(18,205)

Net loss	$(5,640)	$(5,623)

Note 7 — Common Stock

In March 2018, the Predecessor effected a 1-for-10 reverse stock split pursuant to which each of ten Common Shares issued and outstanding as of the close of market on March 15, 2018 were automatically combined into one Common Share, subject to elimination of fractional shares. All references to Common Shares or Units outstanding and per Common Share or per Unit amounts have been restated to reflect the effect of the reverse split for all periods presented.

The Company had 16.8 million Units outstanding as of March 31, 2019 and December 31, 2018. The Company expects to make periodic liquidating distributions out of cash flow distributions received from Worldwide Plaza and proceeds from the ultimate sale of our interest in Worldwide Plaza, subject to satisfying its liabilities and obligations, in lieu of regular monthly dividends. During 2017 and 2018, the Company paid aggregate liquidating distributions equal to $58.80 per share/unit. On March 25, 2019, the Company paid a cash liquidating distribution of $0.71 per unit. On May 6, 2019, the Company declared a cash liquidating distribution of $0.10 per unit payable to unitholders of record as of May 13, 2019. There can be no assurance as to the actual amount or timing of future liquidating distributions stockholders will receive.

Note 8 — Commitments and Contingencies

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

NEW YORK REIT LIQUIDATING LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(unaudited)

Note 9 — Related Party Transactions and Arrangements

Viceroy Hotel

The Viceroy Hotel was sold in October 2018. Revenues for related parties at the Viceroy Hotel were $1,000 for the three months ended March 31, 2018.

Winthrop Advisor and its Affiliates

On December 19, 2016 the Company entered into an agreement (the “Advisory Agreement”) with Winthrop Advisor, pursuant to which Winthrop Advisor is serving as exclusive advisor to the Company from and after March 8, 2017.

The Company and the Winthrop Advisor entered into a second amendment to the Advisory Agreement on June 6, 2018 and a third amendment to the Advisory Agreement on August 7, 2018, and the revised terms on the Advisory Agreement following these amendments are described below.

The term of the Advisory Agreement ended on the effective date of the conversion of the Company to a liquidating entity (the “Liquidation Date”). The term of the Advisory Agreement automatically renews for a one-month period on the expiration of the term or any renewal term, unless terminated by a majority of the Board of Managers or the Winthrop Advisor, upon written notice 45 days before the expiration of the term or any renewal term and will automatically terminate at the effective time of the final disposition of the assets held by the Company. The Advisory Agreement may be terminated upon 15 days written notice by a majority of the Board of Managers if the Company’s chief executive officer resigns or is otherwise unavailable to serve as the Company’s chief executive officer for any reason and the Winthrop Advisor has not proposed a new chief executive officer acceptable to a majority of the Board of Managers. On July 12, 2018, the Company’s independent directors voted unanimously to appoint John Garilli as Chief Executive Officer upon the resignation of Wendy Silverstein from the position and accordingly did not exercise the Company’s right to terminate the Advisory Agreement.

Because the Predecessor converted to the Company effective at 5:00 p.m. Eastern time on November 7, 2018, November 7, 2018 is the Liquidation Date, and, accordingly, the current term of the Advisory Agreement expired on November 7, 2018. Since no notice of termination of the Advisory Agreement has been received by either party, the Advisory Agreement automatically renewed at the end of the current term for a term ending December 7, 2018 and will thereafter continue to automatically renew for additional one-month terms unless otherwise terminated as described above.

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

NEW YORK REIT LIQUIDATING LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(unaudited)

Following the Liquidation Date, the Company will pay to the Winthrop Advisor a monthly fee of $100,000 and a supplemental fee of $50,000 per quarter (prorated for any partial quarter) for any period that the principal executive and financial officers of the Company are required to certify the financial and other information contained in the Company’s quarterly and annual reports pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

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

During the three months ended March 31, 2018, the Company reimbursed Winthrop Advisor $167,000 for compensation of the Chief Executive Officer.

In connection with the adoption of liquidation accounting, the Company accrues costs it expects to incur through the end of liquidation. As of March 31, 2019, the Company has accrued asset management fees and compensation reimbursements totaling $1.4 million payable to Winthrop Advisor representing management’s estimate of future asset management fees to final liquidation, provided there is no assurance that the contract will continue to be extended at the same terms, if at all. This amount is included in estimated costs in excess of estimated receipts during liquidation.

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

The Property Manager provided property management services to certain properties. The Company paid to the Property Manager 1.75% of gross revenues, inclusive of all third party property management fees, for property management services provided to the Company by the Property Manager or any of its affiliates. As of December 31, 2018, all of the Company’s properties managed by the Property Manager were sold.

The following table details amounts incurred by the Company to the Winthrop Advisor and its affiliates in connection with the operations related services described above for the periods presented. There were no amounts payable to or due from the Winthrop Advisor as of the dates specified.

	Three Months Ended March 31,
(In thousands)	2019	2018
Asset management fees	$350	$863
Property management fees	—	34
Reimbursements	—	167

Total related party operational fees	$350	$1,064

NEW YORK REIT LIQUIDATING LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(unaudited)

Note 10 — Economic Dependency

Under various agreements, the Company has engaged Winthrop Advisor, its affiliates and entities under common control with Winthrop Advisor to provide certain services that are essential to the Company, including asset management services, supervision of the management and leasing of properties owned by the Company, asset disposition decisions, as well as other administrative responsibilities for the Company including accounting services, transaction management and investor relations.

As a result of these relationships, the Company is dependent upon Winthrop Advisor and its affiliates. In the event that these companies are unable to provide the Company with the respective services, the Company will be required to find alternative providers of these services.

Note 11 — Share-Based Compensation

Restricted Share Plan

The Company’s employee and director incentive restricted share plan (“RSP”) provided the Company with the ability to grant awards of restricted shares to the Company’s directors and officers, employees of New York Recovery Advisors, LLC (the “Former Advisor”) and its affiliates, employees of entities that provided services to the Company, directors of the Former Advisor or of entities that provided services to the Company, certain consultants to the Company and the Former Advisor and its affiliates or to entities that provided services to the Company.

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

Note 12 — Subsequent Events

The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q and determined that there have not been any events that have occurred that would require adjustments to disclosures in the consolidated financial statements except as disclosed in Note 5 and Note 7.

NEW YORK REIT LIQUIDATING LLC

March  31, 2019

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements of New York REIT Liquidating LLC and the notes thereto. As used herein, the terms “Company,” “Liquidating LLC,” “we,” “our” and “us” refer to New York REIT Liquidating LLC, a Delaware limited liability company, and, as required by context to New York REIT, Inc., a Maryland corporation (the “Predecessor”), to New York Recovery Operating Partnership LP, a Delaware Limited Partnership (the “OP”), and to their subsidiaries. We are externally managed by Winthrop REIT Advisors, LLC (the “Winthrop Advisor”). Capitalized terms used herein but not otherwise defined have the meaning ascribed to those terms in “Part I—Financial Information” included in the notes to consolidated financial statements and contained herein.

Forward-Looking Statements

Certain statements contained herein constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Our future results, financial condition and business may differ materially from those expressed in these forward-looking statements. You can find many of these statements by looking for words such as “approximates,” “believes,” “estimates,” “expects,” “anticipates,” “intends,” “plans,” “would,” “may” or similar expressions in this Quarterly Report on Form 10-Q. These forward-looking statements are subject to numerous assumptions, risks and uncertainties. Many of the factors that will determine these items are beyond our ability to control or predict. Factors that may cause actual results to differ materially from those contemplated by the forward-looking statements include, but are not limited to, those set forth in our Annual Report on Form 10-K for the year ended December 31, 2018 under “Forward Looking Statements” and “Item 1A – Risk Factors,” as well as our other filings with the Securities and Exchange Commission. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. We expressly disclaim any responsibility to update forward-looking statements, whether as a result of new information, future events or otherwise. Accordingly, investors should use caution in relying on forward-looking statements, which are based on information, judgments and estimates at the time they are made, to anticipate future results or trends.

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

In March 2018, the Predecessor effected a 1-for-10 reverse stock split, which we refer to as the Reverse Split, of its common shares of beneficial interest, which we refer to as common shares, pursuant to which each of ten shares of its common shares issued and outstanding as of the close of the market on March 15, 2018 were automatically combined into one common share, subject to the elimination of fractional shares. All common share or Unit and per common share or per Unit data included in this Quarterly Report on Form 10-Q and the accompanying Consolidated Financial Statements and Notes thereto have been adjusted to reflect this Reverse Split.

Overview

On August 22, 2016 the Predecessor’s Board of Directors (the “Board”) approved a plan of liquidation to sell in an orderly manner all or substantially all of our assets and the assets of the OP (the “Liquidation Plan”), subject to stockholder approval. The Liquidation Plan was approved at a special meeting of stockholders on January 3, 2017.

The Liquidation Plan provides for an orderly sale of our assets, payment of our liabilities and other obligations and the winding down of operations and the dissolution of the Company. We are no longer permitted to make any new investments except to make protective acquisitions or advances with respect to our existing assets. We are permitted to satisfy any existing contractual obligations and pay for required tenant improvements and capital expenditures at our real estate property owned by the joint venture in which we own an interest.

NEW YORK REIT LIQUIDATING LLC

March 31, 2019

In order to comply with applicable tax laws, the Predecessor converted into a limited liability company known as New York REIT Liquidating LLC. The conversion to the Company was approved by the stockholders on September 7, 2018 and became effective on November 7, 2018. The Liquidation Plan enables us to sell our assets without further approval of the stockholders or unitholders and provides that liquidating distributions be made to the stockholders as determined by the Board, and following the conversion, to our unitholders as determined by the Board of Managers.

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

The Company is deemed to be the same entity as the Predecessor with the same assets and liabilities as the Predecessor. In addition, the charter and bylaws of the Predecessor were replaced by the operating agreement of the Company. For tax purposes, the fair value of each Unit in the Company received by stockholders when the conversion became effective, which reflected the value of the remaining assets of the Company (net of liabilities), was $14.00 per unit and was equal to the average of the high and low trading prices for shares of the Predecessor’s common stock on the last three days on which the shares were traded on the NYSE. For a detailed description of the federal income tax and investment considerations relating to the conversion and its effects on our interests in the Predecessor, please see the Predecessor’s proxy statement/prospectus filed with the Securities and Exchange Commission on August 6, 2018.

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

The dissolution process and the amount and timing of distributions to unitholders involves risks and uncertainties. Accordingly, it is not possible to predict the timing or aggregate amount which will be ultimately distributed to unitholders, and no assurance can be given that the distributions will equal or exceed the estimate of net assets presented in the Consolidated Statement of Net Assets. To date, liquidating distributions totaling $59.51 per common share/unit have been paid.

Liquidation Plan

To date, all of our assets have been sold except our remaining interest in Worldwide Plaza. For purposes of liquidation accounting, our estimate of net assets in liquidation value assumes a sale of Worldwide Plaza at March 31, 2020 based on a value of $1.725 billion. These estimates are subject to change based on the actual timing of future asset sales.

The net assets in liquidation of $360.8 million at March 31, 2019 are presented on an undiscounted basis and does not include Management’s estimated future increase in value from the planned investment in the repositioning of Worldwide Plaza. Our current estimate of the liquidation value of investment in unconsolidated joint venture includes

NEW YORK REIT LIQUIDATING LLC

March 31, 2019

Worldwide Plaza at $1.725 billion which is based on our sale of a 48.7% interest in the property on October 18, 2017 as discussed in Note 6 of the accompanying consolidated financial statements. Our venture partners have jointly developed and recommended a capital budget, which we have agreed to. The timing of the sale of the property, and the ultimate value we receive from the sale, are subject to change. The capital plan includes targeted capital improvements aimed at maintaining the institutional quality of the building and an appropriate allocation to allow for critical tenant lease renewals and rolls. In addition, capital will be available for new management to focus on repositioning the property as a more modern asset, with a corresponding program to rebrand and likely rename the building as well as energizing and maximizing the potential of the retail and concourse space. We have set aside approximately $90.7 million from the refinancing proceeds to cover an estimate of our share of potential future leasing and capital costs at the property. To the extent the full $90.7 million reserve is not used, the balance is expected to be available for distribution to unitholders. Our joint venture partners have committed to contribute their pro-rata share of the budgeted capital investment. To date, all capital costs incurred at the property have been satisfied from operating cash flow of the property.

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

Current Activity

For the fiscal quarter ended March 31, 2019, there were no property sales.

Liquidity and Capital Resources

As of March 31, 2019, we had cash and cash equivalents of $10.8 million. Our total assets and undiscounted net assets in liquidation were $364.6 million and $360.8 million, respectively, at March 31, 2019.

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

Principal Sources of Funds

Cash Flows from Operating Activities

Our cash flows from operating activities is primarily dependent upon the occupancy level at Worldwide Plaza, the net effective rental rates achieved on our leases, the collectability of rent, operating escalations and recoveries from our tenants at Worldwide Plaza and the level of operating and other costs, including general and administrative expenses and other expenses associated with carrying out our Liquidation Plan.

During the three months ended March 31, 2019 we received net distributions of $5.2 million in respect of our interest in Worldwide Plaza.

Sales Proceeds

In connection with the Liquidation Plan, we plan to sell all of our assets.

NEW YORK REIT LIQUIDATING LLC

March 31, 2019

Principal Use of Funds

Capital Expenditures

As of March 31, 2019, we owned a 50.1% interest in the joint venture that owns Worldwide Plaza. In connection with the leasing of the property, the joint venture entered into agreements with its tenants to provide allowances for tenant improvements. These allowances require the joint venture to fund capital expenditures up to amounts specified in the lease agreements. Our share of capital expenditures for the three months ended March 31, 2019 was funded from property cash flow.

In October 2017 we set aside approximately $90.7 million from the proceeds of our sale of a 48.7% interest in Worldwide Plaza to cover estimated future leasing and capital improvement costs at the property. Our joint venture partners have committed to contribute their pro-rata share of the budgeted capital investment. To date, none of the $90.7 million has been utilized.

Liquidating Distributions

Until such time as we are able to dispose of our remaining asset, the actual amount and timing of, and record dates for, future liquidating distributions will be determined by our Board of Managers and will depend upon the timing and amount of cash flow distributions we receive from our Worldwide Plaza joint venture and the amounts deemed necessary by our Board of Managers to pay or provide for our liabilities and obligations. The timing and amount of our final liquidating distribution will be dependent on the timing and proceeds of the sale of our remaining interest in Worldwide Plaza. As the Company is treated as a partnership for federal and state income tax purposes, any such liquidating distributions on the Units will be deemed a return of capital.

Cash Flows

Our level of liquidity based upon cash and cash equivalents decreased by approximately $7.0 million from $17.8 million at December 31, 2018 to $10.8 million at March 31, 2019.

The holders of Common Shares approved the Liquidation Plan on January 3, 2017, and we adopted the liquidation basis of accounting effective January 1, 2017. We did not make any acquisitions in new investments in 2019, and, in accordance with the Liquidation Plan, no further acquisitions are expected.

We had no sources of non-operating cash flow for the three months ended March 31, 2019. Our primary uses of non-operating cash flow for the three months ended March 31, 2019 include:

•	$11.9 million for liquidating distributions to unitholders.

Our primary sources of non-operating cash flow for the three months ended March 31, 2018 include:

•	$255.0 million from the sale of our 333 West 34th Street property;

•	$47.0 million from the sale of our 306 East 61st Street property;

•	$31.0 million from the sale of our One Jackson Square property;

•	$25.1 million from the sale of our 350 West 42nd Street property; and

•	$3.8 million from the sale of our 2091 Coney Island Avenue property.

Our primary uses of non-operating cash flow for the three months ended March 31, 2018 include:

•	$335.9 million for liquidating distributions to common shareholders;

•	$158.4 million for principal repayments on our mortgage notes; and

•	$13.0 million for costs associated with the sale of properties.

NEW YORK REIT LIQUIDATING LLC

March 31, 2019

Contractual Obligations

We did not have any contractual debt or lease obligations as of March 31, 2019.

Comparability of Financial Data From Period to Period

Results of Operations

Our remaining asset continues to perform in a manner that is relatively consistent with prior reporting periods. We have experienced no significant changes in occupancy or rental rates at Worldwide Plaza.

Occupancy and Leasing

As of March 31, 2019 Worldwide Plaza was 96.4% leased, compared to 98.2% as of March 31, 2018.

Changes in Net Assets in Liquidation

Net assets in liquidation decreased by $11.8 million during the three months ended March 31, 2019 primarily due to a liquidating distribution to unitholders of $11.9 million and a $0.6 million decrease due to a remeasurement of estimated liabilities. The decrease in net assets was offset by an increase of $0.7 million related to an extended estimated hold period for Worldwide Plaza.

Net assets in liquidation decreased by $330.4 million during the three months ended March 31, 2018 primarily due to a liquidating distribution to common stockholders of $335.9 million and a $4.0 million decrease in the estimated liquidation value of the Viceroy property, which was directly offset by a release of liability of $4.3 million associated with the termination of the Viceroy management agreement. The decrease in net assets was further offset by a net increase of $2.9 million due to a remeasurement of estimated receipts and an increase of $2.3 million related to an extended estimated hold period for Worldwide Plaza.

The net assets in liquidation at March 31, 2019, which are presented on an undiscounted basis, includes Worldwide Plaza valued at $1.725 billion which is based on the sale of a 48.7% interest in the property as discussed in Note 6 in the accompanying consolidated financial statements and excludes Management’s estimate of any future increase in value from the planned investment in the repositioning of Worldwide Plaza, resulting in estimated future liquidating distributions of approximately $21.48 per unit. This estimate of liquidating distributions includes projections of costs and expenses to be incurred during the period required to complete the Liquidation Plan. As of October 18, 2017, Worldwide Plaza is managed by a joint venture of SL Green and RXR Realty, two of the largest owner operators in New York City. We, along with our joint venture partners, are committed to investing significant additional capital into Worldwide Plaza to further improve and reposition the asset which we believe includes embedded opportunities to roll leases to increase the value of the property. Any increase in the future market value of Worldwide Plaza will be reflected in the Statement of Net Assets in liquidation as the specific actions related to the repositioning have been completed and such increases in market value can be observed. Management’s estimate, like any estimate or projection, is subject to various assumptions and uncertainties including the joint venture’s ability to execute on the business plan, tenants paying their rental obligations, the equity capital and financing markets and New York City market conditions generally. There is no assurance that the joint venture will be successful in taking these various actions and that these actions will, in fact, result in the estimated increase in the value of the property.

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

NEW YORK REIT LIQUIDATING LLC

March 31, 2019

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

Investment in Unconsolidated Joint Venture

We account for our investment in unconsolidated joint venture under the equity method of accounting because we exercise significant influence over, but do not control the entity and are not considered to be the primary beneficiary. Under liquidation accounting, the investment in unconsolidated joint venture is recorded at its net realizable value. We evaluate the net realizable value of our unconsolidated joint venture at each reporting period. Any changes in net realizable value will be reflected as a change in our net assets in liquidation. The liquidation value of our remaining investment in Worldwide Plaza as of March 31, 2019 is based on a value of the property consistent with the value of the property at the time of the sale of our 48.7% interest in Worldwide Plaza in October 2017.

NEW YORK REIT LIQUIDATING LLC

March 31, 2019

Recent Accounting Pronouncement

There are no new accounting pronouncements that are applicable or relevant to the Company under the liquidation basis of accounting.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2019, we had $601.2 million of unconsolidated mortgage debt reflecting our pro rata share of Worldwide Plaza’s total mortgage debt of $1.2 billion. This debt consisted of fixed-rate secured mortgage notes payable. Changes in market interest rates have no impact on interest due on the notes.

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

As of March 31, 2019 an evaluation was performed under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of March 31, 2019.

Other Matters

There have been no changes in our internal control over financial reporting during the most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

NEW YORK REIT LIQUIDATING LLC

March 31, 2019

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

The information related to litigation and regulatory matters contained in Note 8 — Commitments and Contingencies of our notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q is incorporated by reference into this Item 1. Except as set forth therein, as of the end of the period covered by this Quarterly Report on Form 10-Q, we are not a party to, and none of our properties are subject to, any material pending legal proceedings.

Item 1A. Risk Factors.

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits listed on the Exhibit Index are included, or incorporated by reference, in this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description

31.1*	Certification of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	XBRL (eXtensible Business Reporting Language). The following materials from New York REIT Liquidating LLC’s Quarterly Report on Form 10-Q for the three months ended March 31, 2019, formatted in XBRL: (i) the Consolidated Statements of Net Assets, (ii) the Consolidated Statements of Changes in Net Assets and (iii) the Notes to the Consolidated Financial Statements.

*	Filed herewith

NEW YORK REIT LIQUIDATING LLC

March 31, 2019

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW YORK REIT LIQUIDATING LLC

By:	/s/ John Garilli
John Garilli
Chief Executive Officer, President, Chief Financial Officer,
Treasurer and Secretary (Principal Executive Officer,
Principal Financial Officer and Principal Accounting Officer)

Date: May 9, 2019