Form 10-Q
period 2019-06-30
New York REIT Liquidating LLC
filed 2019-08-08
CIK 1474464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF1934

For the quarterly period ended June 30, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number 001-36416*

NEW YORK REIT LIQUIDATING LLC

(Exact Name of Registrant as Specified in its Charter)

Delaware	83-2426528
State or Other Jurisdiction of Incorporation or Organization	I.R.S. Employer Identification No.

7 Bulfinch Place, Suite 500, Boston, MA	02114
Address of Principal Executive Offices	Zip Code

(617) 570-4750

Registrant’s Telephone Number, Including Area Code

Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 1, 2019, the registrant had 16,791,769 Units outstanding.

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

*	New York REIT Liquidating LLC is the successor in interest to New York REIT, Inc. and files reports under the commission file number of New York REIT, Inc.

NEW YORK REIT LIQUIDATING LLC

NEW YORK REIT LIQUIDATING LLC

FORM 10-Q JUNE 30, 2019

CONSOLIDATED STATEMENTS OF NET ASSETS

(Liquidation Basis)

(Unaudited, in thousands)

	June 30, 2019	December 31, 2018
Assets
Investment in unconsolidated joint venture	$260,172	$265,671
Cash and cash equivalents	11,085	17,777
Restricted cash held in escrow	92,392	92,884
Accounts receivable	12	121

Total Assets	363,661	376,453

Liabilities
Liability for estimated costs in excess of estimated receipts during liquidation	2,725	3,208
Accounts payable, accrued expenses and other liabilities	352	689

Total Liabilities	3,077	3,897

Commitments and Contingencies (Note 8)
Net assets in liquidation	$360,584	$372,556

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEW YORK REIT LIQUIDATING LLC

FORM 10-Q JUNE 30, 2019

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(Liquidation Basis)

(Unaudited, in thousands)

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Net assets in liquidation, beginning of period	$360,765	$502,707	$372,556	$833,113
Changes in net assets in liquidation:
Changes in liquidation value of investments in real estate	—	(5,000)	—	(9,000)
Changes in liquidation value of investment in unconsolidated joint venture	1,699	5,088	2,447	11,862
Remeasurement of assets and liabilities	(201)	3	(817)	2,681

Net changes in liquidation value	1,498	91	1,630	5,543
Liquidating distributions to unitholders/common stockholders	(1,679)	(81,440)	(13,602)	(417,298)

Changes in net assets in liquidation	(181)	(81,349)	(11,972)	(411,755)

Net assets in liquidation, end of period	$360,584	$421,358	$360,584	$421,358

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEW YORK REIT LIQUIDATING LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

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

As of June 30, 2019, the Company’s only significant assets are a 50.1% equity interest in WWP Holdings LLC (“WWP”) which owns one property aggregating 2.0 million rentable square feet, with an average occupancy of 96.3%, and a $90.7 million cash reserve to be utilized for improvements at WWP. The Company’s property at June 30, 2019 consisted of office space, retail space and a garage representing 88%, 5% and 7%, respectively, of rentable square feet as of June 30, 2019.

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

JUNE 30, 2019

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

NEW YORK REIT LIQUIDATING LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

(unaudited)

The Company accrues costs and revenues that it expects to incur and earn as it carries out its liquidation activities through the end of the projected liquidation period to the extent it has a reasonable basis for estimation. Estimated costs expected to be incurred through the end of the liquidation period include corporate overhead costs associated with satisfying known and contingent liabilities and other costs associated with the winding down and dissolution of the Company. Revenues are based on current interest rate assumptions. These amounts are classified as a net liability for estimated costs in excess of estimated receipts during liquidation on the Consolidated Statement of Net Assets. Actual costs and revenues may differ from amounts reflected in the consolidated financial statements due to the inherent uncertainty in estimating future events. These differences may be material. See Note 4 for further discussion. Actual costs incurred but unpaid as of June 30, 2019 and December 31, 2018 are included in accounts payable, accrued expenses and other liabilities on the Consolidated Statement of Net Assets.

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

The investment in unconsolidated joint venture is recorded at its liquidation value, or net realizable value, which is comprised of an estimate of the expected sale proceeds upon disposition plus the estimated net cash flow from the venture during the liquidation period. The Company evaluates the net realizable value of its unconsolidated joint venture at each reporting period. Any changes in net realizable value will be reflected as a change in the Company’s net assets in liquidation. The liquidation value of the Company’s remaining investment in Worldwide Plaza as of June 30, 2019 is based on a value of the property consistent with the value of the property at the time of the Company’s sale of its 48.7% interest in Worldwide Plaza in October 2017 (see Note 6).

NEW YORK REIT LIQUIDATING LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

(unaudited)

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

At June 30, 2019 and December 31, 2018, the Company had accrued the following net expenses expected to be incurred during liquidation (in thousands):

	June 30, 2019	December 31, 2018
General and administrative expenses	$(2,725)	$(3,208)

Liability for estimated costs in excess of estimated receipts during liquidation	$(2,725)	$(3,208)

NEW YORK REIT LIQUIDATING LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

(unaudited)

The change in the liability for estimated costs in excess of estimated receipts during liquidation for the six month periods ended June 30, 2019 and 2018 are as follows (in thousands):

	January 1, 2019	Net Change in Working Capital (1)	Remeasurement of Assets and Liabilities	June 30, 2019
Liabilities:
General and administrative expenses	$(3,208)	$1,300	$(817)	$(2,725)

Total liability for estimated costs in excess of estimated receipts during liquidation	$(3,208)	$1,300	$(817)	$(2,725)

	January 1, 2018	Net Change in Working Capital (1)	Remeasurement of Assets and Liabilities	June 30, 2018
Assets:
Estimated net inflows from investments in real estate	$3,920	$(2,781)	$4,089	$5,228
Liabilities:
Sales costs	(18,559)	16,721	304	(1,534)
General and administrative expenses	(12,589)	8,433	(1,712)	(5,868)

	(31,148)	25,154	(1,408)	(7,402)

Total liability for estimated costs in excess of estimated receipts during liquidation	$(27,228)	$22,373	$2,681	$(2,174)

(1)

Represents changes in cash, restricted cash, accounts receivable, accounts payable and accrued expenses as a result of the Company’s operating activities for the six month periods ended June 30, 2019 and 2018.

Note 5 — Net Assets in Liquidation

Net assets in liquidation decreased by $0.2 million during the three months ended June 30, 2019, primarily due to a liquidating distribution to unitholders of $1.7 million and a $0.2 million decrease due to a remeasurement of estimated liabilities. The decrease in net assets was offset by an increase of $1.7 million related to an extended estimated hold period for Worldwide Plaza.

Net assets in liquidation decreased by $12.0 million during the six months ended June 30, 2019, primarily due to liquidating distributions to unitholders of $13.6 million and a $0.8 million decrease due to a remeasurement of estimated liabilities. The decrease in net assets was offset by an increase of $2.4 million related to an extended estimated hold period for Worldwide Plaza.

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

NEW YORK REIT LIQUIDATING LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

(unaudited)

The decrease during the six months ended June 30, 2018 is primarily due to liquidating distributions to common stockholders totaling $417.3 million, a $9.0 million decrease in the estimated liquidation value of the Viceroy Hotel property based on the contract for sale, which was directly offset by a release of liability of $4.2 million associated with the termination of the Viceroy Hotel management agreement and a $1.6 million decrease due to a remeasurement of estimated receipts related to the extended estimated hold period of the Viceroy Hotel. The decrease in net assets was offset by a net increase of $11.9 million in the estimated liquidation value of the Company’s investment in Worldwide Plaza primarily related to the extended estimated hold period.

The net assets in liquidation at June 30, 2019, presented on an undiscounted basis include the Company’s proportionate share in Worldwide Plaza’s net assets which include a property value at $1.725 billion based on the Company’s sale of its 48.7% interest in Worldwide Plaza discussed in Note 6. Future increases in value of Worldwide Plaza, if any, from the agreed additional capital investment will be reflected in the Consolidated Statement of Net Assets when such capital investments are made and such increases in market value can be observed.

There were 16,791,769 Units outstanding at June 30, 2019. The net assets in liquidation as of June 30, 2019, if sold at their net asset value, would result in liquidating distributions of approximately $21.47 per unit. On August 8, 2019, the Board declared a cash liquidating distribution of $0.10 per Unit payable on August 19, 2019 to unitholders of record on August 12, 2019, reducing the estimate of future liquidating distributions to $21.37 per Unit. The net assets in liquidation as of June 30, 2019 of $360.6 million, if sold at their net asset value, plus the cumulative liquidating distribution to unitholders of $1,001.0 million ($59.61 per Unit) prior to June 30, 2019 would result in cumulative liquidating distributions to unitholders of $81.08 per Unit. There is inherent uncertainty with these projections, and they could change materially based on the timing of the sale, the performance of the underlying asset and any changes in the underlying assumptions of the projected cash flows.

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

NEW YORK REIT LIQUIDATING LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

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

The following table lists the tenants whose annualized cash rent represented greater than 10% of total annualized cash rent for the six months ended June 30, 2019 and 2018, including annualized cash rent related to the Company’s unconsolidated joint venture:

		June 30,
Property Portfolio	Tenant	2019	2018
Worldwide Plaza	Cravath, Swaine & Moore, LLP	46.4%	46.8%
Worldwide Plaza	Nomura Holdings America, Inc.	32.6%	30.3%

The termination, delinquency or non-renewal of any of the above tenants may have a material adverse effect on the Company’s operations.

The amounts reflected in the following tables are based on the financial information of Worldwide Plaza. Under liquidation accounting, equity investments are carried at net realizable value. The Company received distributions of $7.9 million for the six months ended June 30, 2019.

The condensed balance sheets as of June 30, 2019 and December 31, 2018 for Worldwide Plaza are as follows:

(In thousands)	June 30, 2019	December 31, 2018
Real estate assets, at cost	$827,783	$825,516
Less accumulated depreciation and amortization	(226,155)	(212,862)

Total real estate assets, net	601,628	612,654
Cash and cash equivalents	25,959	31,368
Other assets	157,175	158,292

Total assets	$784,762	$802,314

Debt	$1,231,950	$1,225,201
Other liabilities	143,991	139,619

Total liabilities	1,375,941	1,364,820
Deficit	(591,179)	(562,506)

Total liabilities and deficit	$784,762	$802,314

NEW YORK REIT LIQUIDATING LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

(unaudited)

The condensed statements of operations for the three and six months ended June 30, 2019 and 2018 for Worldwide Plaza are as follows:

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Rental income	$35,241	$35,602	$71,118	$69,781
Operating expenses:
Operating expenses	15,794	13,963	31,172	27,910
Depreciation and amortization	7,594	7,663	15,137	15,313

Total operating expenses	23,388	21,626	46,309	43,223
Operating income	11,853	13,976	24,809	26,558
Interest expense	(18,768)	(18,402)	(37,364)	(36,607)

Net loss	$(6,915)	$(4,426)	$(12,555)	$(10,049)

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

The Company had 16.8 million Units outstanding as of June 30, 2019 and December 31, 2018. The Company expects to make periodic liquidating distributions out of cash flow distributions received from Worldwide Plaza and proceeds from the ultimate sale of the Company’s interest in Worldwide Plaza, subject to satisfying its liabilities and obligations, in lieu of regular monthly dividends. During 2017 and 2018, the Company paid aggregate liquidating distributions equal to $58.80 per share/unit. On March 25, 2019, the Company paid a cash liquidating distribution of $0.71 per unit. On May 20, 2019, the Company paid a cash liquidating distribution of $0.10 per unit. On August 8, 2019, the Company declared a cash liquidating distribution of $0.10 per unit payable to unitholders of record as of August 12, 2019. There can be no assurance as to the actual amount or timing of future liquidating distributions stockholders will receive.

Note 8 — Commitments and Contingencies

Litigation and Regulatory Matters

In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. There are no legal or regulatory proceedings pending or known to be contemplated against the Company from which the Company expects to incur a material loss.

Environmental Matters

In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. The Company maintains environmental insurance for its properties that provides coverage for potential environmental liabilities, subject to the policy’s coverage conditions and limitations. The Company has not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the consolidated statement of net assets.

NEW YORK REIT LIQUIDATING LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

(unaudited)

Note 9 — Related Party Transactions and Arrangements

Viceroy Hotel

The Viceroy Hotel was sold in October 2018. Revenues from related parties at the Viceroy Hotel were $0 and $1,000 for the three and six months ended June 30, 2018, respectively.

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

NEW YORK REIT LIQUIDATING LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

(unaudited)

From and after March 1, 2018, the Company agreed to reimburse the Winthrop Advisor for the compensation of Wendy Silverstein as the Company’s chief executive officer or otherwise, in such amounts as agreed to between the Winthrop Advisor and the Company, which provision is no longer applicable following Wendy Silverstein’s resignation.

During the three and six months ended June 30, 2018, the Company reimbursed Winthrop Advisor $300,000 and $467,000 for compensation of the Chief Executive Officer.

In connection with the adoption of liquidation accounting, the Company accrues costs it expects to incur through the end of liquidation. As of June 30, 2019, the Company has accrued asset management fees and compensation reimbursements totaling $1.4 million payable to Winthrop Advisor representing management’s estimate of future asset management fees to final liquidation, provided there is no assurance that the contract will continue to be extended at the same terms, if at all. This amount is included in estimated costs in excess of estimated receipts during liquidation.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Asset management fees	$350	$692	$700	$1,555
Property management fees	—	8	—	42
Reimbursements	—	300	—	467

Total related party operational fees	$350	$1,000	$700	$2,064

NEW YORK REIT LIQUIDATING LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

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

JUNE 30, 2019

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

JUNE 30, 2019

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

The dissolution process and the amount and timing of distributions to unitholders involves risks and uncertainties. Accordingly, it is not possible to predict the timing or aggregate amount which will be ultimately distributed to unitholders, and no assurance can be given that the distributions will equal or exceed the estimate of net assets presented in the Consolidated Statement of Net Assets. To date, liquidating distributions totaling $59.61 per common share/unit have been paid.

Liquidation Plan

To date, all of our assets have been sold except our remaining interest in Worldwide Plaza. For purposes of liquidation accounting, our estimate of net assets in liquidation value assumes a sale of Worldwide Plaza at June 30, 2020 based on a value of $1.725 billion. These estimates are subject to change based on the actual timing of future asset sales.

NEW YORK REIT LIQUIDATING LLC

JUNE 30, 2019

The net assets in liquidation of $360.6 million at June 30, 2019 are presented on an undiscounted basis and does not include Management’s estimated future increase in value from the planned investment in the repositioning of Worldwide Plaza. Our current estimate of the liquidation value of investment in unconsolidated joint venture includes Worldwide Plaza at $1.725 billion which is based on our sale of a 48.7% interest in the property on October 18, 2017 as discussed in Note 6 of the accompanying consolidated financial statements. Our venture partners have jointly developed and recommended a capital budget, which we have agreed to. The timing of the sale of the property, and the ultimate value we receive from the sale, are subject to change. The capital plan includes targeted capital improvements aimed at maintaining the institutional quality of the building and an appropriate allocation to allow for critical tenant lease renewals and rolls. In addition, capital will be available for new management to focus on repositioning the property as a more modern asset, with a corresponding program to rebrand and likely rename the building as well as energizing and maximizing the potential of the retail and concourse space. We have set aside approximately $90.7 million from the refinancing proceeds to cover an estimate of our share of potential future leasing and capital costs at the property. To the extent the full $90.7 million reserve is not used, the balance is expected to be available for distribution to unitholders. Our joint venture partners have committed to contribute their pro-rata share of the budgeted capital investment. To date, all capital costs incurred at the property have been satisfied from operating cash flow of the property.

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

Current Activity

For the fiscal quarter ended June 30, 2019, there were no property sales.

Liquidity and Capital Resources

As of June 30, 2019, we had cash and cash equivalents of $11.1 million. Our total assets and undiscounted net assets in liquidation were $363.7 million and $360.6 million, respectively, at June 30, 2019.

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

During the six months ended June 30, 2019 we received net distributions of $7.9 million in respect of our interest in Worldwide Plaza.

Sales Proceeds

In connection with the Liquidation Plan, we plan to sell all of our assets.

NEW YORK REIT LIQUIDATING LLC

JUNE 30, 2019

Principal Use of Funds

Capital Expenditures

As of June 30, 2019, we owned a 50.1% interest in the joint venture that owns Worldwide Plaza. In connection with the leasing of the property, the joint venture entered into agreements with its tenants to provide allowances for tenant improvements. These allowances require the joint venture to fund capital expenditures up to amounts specified in the lease agreements. Our share of capital expenditures for the six months ended June 30, 2019 was funded from property cash flow.

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

Cash Flows

Our level of liquidity based upon cash and cash equivalents decreased by approximately $6.7 million from $17.8 million at December 31, 2018 to $11.1 million at June 30, 2019.

The holders of Common Shares approved the Liquidation Plan on January 3, 2017, and we adopted the liquidation basis of accounting effective January 1, 2017. We did not make any acquisitions in new investments in 2019, and, in accordance with the Liquidation Plan, no further acquisitions are expected.

We had no sources of non-operating cash flow for the six months ended June 30, 2019.

Our primary uses of non-operating cash flow for the six months ended June 30, 2019 include:

•	$13.6 million for liquidating distributions to unitholders.

Our primary sources of non-operating cash flow for the six months ended June 30, 2018 include:

•	$255.0 million from the sale of our 333 West 34th Street property;

•	$47.0 million from the sale of our 306 East 61st Street property;

•	$31.5 million from the sale of our 350 Bleecker Street and 367-387 Bleecker Street properties;

•	$31.0 million from the sale of our One Jackson Square property;

•	$30.5 million from the sale of our 2067-2073 Coney Island Avenue property;

•	$25.1 million from the sale of our 350 West 42nd Street property;

•	$11.2 million from the sale of our 416 Washington Street property;

•	$3.8 million from the sale of our 2091 Coney Island Avenue property; and

•	$3.5 million from the sale of our Centurion Parking Garage property.

NEW YORK REIT LIQUIDATING LLC

JUNE 30, 2019

Our primary uses of non-operating cash flow for the six months ended June 30, 2018 include:

•	$417.3 million for liquidating distributions to common shareholders;

•	$215.5 million for principal repayments on our mortgage notes; and

•	$16.7 million for costs associated with the sale of properties.

Contractual Obligations

We did not have any contractual debt or lease obligations as of June 30, 2019.

Comparability of Financial Data From Period to Period

Results of Operations

Our remaining asset continues to perform in a manner that is relatively consistent with prior reporting periods. We have experienced no significant changes in occupancy or rental rates at Worldwide Plaza.

Occupancy and Leasing

As of June 30, 2019, Worldwide Plaza was 96.3% leased compared to 98.2% as of June 30, 2018. The decrease in occupancy was primarily the result of scheduled lease expirations. There was one early termination for which Worldwide Plaza received a termination payment from the tenant per the lease agreement. As such, the impact on our cash flow and the liquidation value of Worldwide Plaza was negligible. The slight decrease in occupancy has no impact on the capital improvement plan at Worldwide Plaza.

Changes in Net Assets in Liquidation

Net assets in liquidation decreased by $0.2 million during the three months ended June 30, 2019, primarily due to a liquidating distribution to unitholders of $1.7 million and a $0.2 million decrease due to a remeasurement of estimated liabilities. The decrease in net assets was offset by an increase of $1.7 million related to an extended estimated hold period for Worldwide Plaza.

Net assets in liquidation decreased by $12.0 million during the six months ended June 30, 2019 primarily due to liquidating distributions to unitholders of $13.6 million and a $0.8 million decrease due to a remeasurement of estimated liabilities. The decrease in net assets was offset by an increase of $2.4 million related to an extended estimated hold period for Worldwide Plaza.

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

The decrease during the six months ended June 30, 2018 is primarily due to liquidating distributions to common stockholders totaling $417.3 million, a $9.0 million decrease in the estimated liquidation value of the Viceroy Hotel property based on the contract for sale, which was directly offset by a release of liability of $4.2 million associated with the termination of the Viceroy Hotel management agreement and a $1.6 million decrease due to a remeasurement of estimated receipts related to the extended estimated hold period of the Viceroy Hotel. The decrease in net assets was offset by a net increase of $11.9 million in the estimated liquidation value of the Company’s investment in Worldwide Plaza primarily related to the extended estimated hold period.

NEW YORK REIT LIQUIDATING LLC

JUNE 30, 2019

The net assets in liquidation at June 30, 2019, which are presented on an undiscounted basis, includes Worldwide Plaza valued at $1.725 billion which is based on the sale of a 48.7% interest in the property as discussed in Note 6 in the accompanying consolidated financial statements and excludes Management’s estimate of any future increase in value from the planned investment in the repositioning of Worldwide Plaza. The net assets in liquidation at June 30, 2019, if sold at their net asset value, would result in estimated future liquidating distributions of approximately $21.47 per unit. This estimate of liquidating distributions includes projections of costs and expenses to be incurred during the period required to complete the Liquidation Plan. As of October 18, 2017, Worldwide Plaza is managed by a joint venture of SL Green and RXR Realty, two of the largest owner operators in New York City. We, along with our joint venture partners, are committed to investing significant additional capital into Worldwide Plaza to further improve and reposition the asset which we believe includes embedded opportunities to roll leases to increase the value of the property. Any increase in the future market value of Worldwide Plaza will be reflected in the Statement of Net Assets in liquidation as the specific actions related to the repositioning have been completed and such increases in market value can be observed. Management’s estimate, like any estimate or projection, is subject to various assumptions and uncertainties including the joint venture’s ability to execute on the business plan, tenants paying their rental obligations, the equity capital and financing markets and New York City market conditions generally. There is no assurance that the joint venture will be successful in taking these various actions and that these actions will, in fact, result in the estimated increase in the value of the property.

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

JUNE 30, 2019

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

Investment in Unconsolidated Joint Venture

We account for our investment in unconsolidated joint venture under the equity method of accounting because we exercise significant influence over, but do not control the entity and are not considered to be the primary beneficiary. Under liquidation accounting, the investment in unconsolidated joint venture is recorded at its net realizable value. We evaluate the net realizable value of our unconsolidated joint venture at each reporting period. Any changes in net realizable value will be reflected as a change in our net assets in liquidation. The liquidation value of our remaining investment in Worldwide Plaza as of June 30, 2019 is based on a value of the property consistent with the value of the property at the time of the sale of our 48.7% interest in Worldwide Plaza in October 2017.

Recent Accounting Pronouncement

There are no new accounting pronouncements that are applicable or relevant to the Company under the liquidation basis of accounting.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2019, we had $601.2 million of unconsolidated mortgage debt reflecting our pro rata share of Worldwide Plaza’s total mortgage debt of $1.2 billion. This debt consisted of fixed-rate secured mortgage notes payable. Changes in market interest rates have no impact on interest due on the notes.

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

As of June 30, 2019 an evaluation was performed under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2019.

NEW YORK REIT LIQUIDATING LLC

JUNE 30, 2019

Other Matters

There have been no changes in our internal control over financial reporting during the most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

NEW YORK REIT LIQUIDATING LLC

JUNE 30, 2019

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

EXHIBIT INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description

31.1*	Certification of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	XBRL (eXtensible Business Reporting Language). The following materials from New York REIT Liquidating LLC’s Quarterly Report on Form 10-Q for the three months ended June 30, 2019, formatted in XBRL: (i) the Consolidated Statements of Net Assets, (ii) the Consolidated Statements of Changes in Net Assets and (iii) the Notes to the Consolidated Financial Statements.

* Filed herewith

NEW YORK REIT LIQUIDATING LLC

JUNE 30, 2019

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW YORK REIT LIQUIDATING LLC

By:	/s/ John Garilli
John Garilli
Chief Executive Officer, President, Chief Financial Officer, Treasurer and Secretary (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Date:    August 8th, 2019