Form 10-Q
period 2019-09-30
New York REIT Liquidating LLC
filed 2019-11-08
CIK 1474464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

As of November 1, 2019, the registrant had 16,791,769 Units outstanding.

*	New York REIT Liquidating LLC is the successor in interest to New York REIT, Inc. and files reports under the commission file number of New York REIT, Inc.

NEW YORK REIT LIQUIDATING LLC

NEW YORK REIT LIQUIDATING LLC

FORM 10-Q SEPTEMBER 30, 2019

CONSOLIDATED STATEMENTS OF NET ASSETS

(Liquidation Basis)

(Unaudited, in thousands)

	September 30, 2019	December 31, 2018
Assets
Investment in unconsolidated joint venture	$261,181	$265,671
Cash and cash equivalents	9,323	17,777
Restricted cash held in escrow	92,378	92,884
Accounts receivable	17	121

Total Assets	362,899	376,453
Liabilities
Liability for estimated costs in excess of estimated receipts during liquidation	2,624	3,208
Accounts payable, accrued expenses and other liabilities	301	689

Total Liabilities	2,925	3,897

Commitments and Contingencies (Note 8)
Net assets in liquidation	$359,974	$372,556

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEW YORK REIT LIQUIDATING LLC

FORM 10-Q SEPTEMBER 30, 2019

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(Liquidation Basis)

(Unaudited, in thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Net assets in liquidation, beginning of period	$360,584	$421,358	$372,556	$833,113
Changes in net assets in liquidation:
Changes in liquidation value of investments in real estate	—	—	—	(9,000)
Changes in liquidation value of investment in unconsolidated joint venture	1,393	5,076	3,840	16,938
Remeasurement of assets and liabilities	(324)	953	(1,141)	3,634

Net changes in liquidation value	1,069	6,029	2,699	11,572
Liquidating distributions to unitholders/common stockholders	(1,679)	—	(15,281)	(417,298)

Changes in net assets in liquidation	(610)	6,029	(12,582)	(405,726)

Net assets in liquidation, end of period	$359,974	$427,387	$359,974	$427,387

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEW YORK REIT LIQUIDATING LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

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

On August 22, 2016, the Predecessor’s Board of Directors (the “Board”) approved a plan of liquidation to sell in an orderly manner all or substantially all of the assets of the Predecessor and its OP and to liquidate and dissolve the Predecessor and the OP (the “Liquidation Plan”), subject to stockholder approval. The Liquidation Plan was approved at a special meeting of stockholders on January 3, 2017. All of the assets held by the OP have been sold, and the OP was dissolved prior to the conversion to the liquidating entity on November 7, 2018.

As of September 30, 2019, the Company’s only significant assets are a 50.1% equity interest in WWP Holdings LLC (“WWP”) which owns one property aggregating 2.0 million rentable square feet, with an average occupancy of 96.3%, and a $90.7 million cash reserve to be utilized for improvements at WWP. The property at September 30, 2019 consisted of office space, retail space and a garage representing 88%, 5% and 7%, respectively, of rentable square feet as of September 30, 2019.

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

NEW YORK REIT LIQUIDATING LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(unaudited)

In October 2018, the Predecessor announced the withdrawal of its common stock from listing on the NYSE in connection with the conversion. November 2, 2018 was the last day Common Shares were traded on the NYSE and the stock transfer books were closed as of 4:00 p.m. (Eastern Time) on such date. At the effective time of the conversion, each outstanding share of common stock was converted into one unit of common membership interest in the LLC (a “Unit”), and holders of Common Shares automatically received one Unit (which Unit was in book entry form) for each share of our common stock held by such stockholder. Holders of Units should note that unlike Common Shares, which, in addition to being listed on the NYSE, were freely transferable, Units are not listed for trading and generally are not transferable except by will, intestate succession or operation of law. Therefore, the recipients of Units will not have the ability to realize any value from these interests except from distributions made by the Company, the timing of which will be solely in the discretion of the Board of Managers. On October 26, 2018, the Board designated Randolph C. Read, P. Sue Perrotty, Craig T. Bouchard, Howard Goldberg and Joe C. McKinney, representing all the previous members of the Board of the Predecessor, to serve as the initial members of the Board of Managers to the Company.

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

NEW YORK REIT LIQUIDATING LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(unaudited)

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

The Company accrues costs and revenues that it expects to incur and earn as it carries out its liquidation activities through the end of the projected liquidation period to the extent it has a reasonable basis for estimation. Estimated costs expected to be incurred through the end of the liquidation period include corporate overhead costs associated with satisfying known and contingent liabilities and other costs associated with the winding down and dissolution of the Company. Revenues are based on current interest rate assumptions. These amounts are classified as a net liability for estimated costs in excess of estimated receipts during liquidation on the Consolidated Statements of Net Assets. Actual costs and revenues may differ from amounts reflected in the consolidated financial statements due to the inherent uncertainty in estimating future events. These differences may be material. See Note 4 for further discussion. Actual costs incurred but unpaid as of September 30, 2019 and December 31, 2018 are included in accounts payable, accrued expenses and other liabilities on the Consolidated Statements of Net Assets.

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

NEW YORK REIT LIQUIDATING LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(unaudited)

The investment in unconsolidated joint venture is recorded at its liquidation value, or net realizable value, which is comprised of an estimate of the expected sale proceeds upon disposition plus the estimated net cash flow from the venture during the liquidation period. The Company evaluates the net realizable value of its unconsolidated joint venture at each reporting period. Any changes in net realizable value will be reflected as a change in the Company’s net assets in liquidation. The liquidation value of the Company’s remaining investment in Worldwide Plaza as of September 30, 2019 is based on a value of the property consistent with the value of the property at the time of the Company’s sale of its 48.7% interest in Worldwide Plaza in October 2017 (see Note 6).

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

Income Taxes

The Predecessor qualified as a REIT under Sections 856 through 860 of the Internal Revenue Code effective for its taxable year ended December 31, 2010 through November 7, 2018, the date of the conversion. In order to qualify for taxation as a REIT, the Predecessor was generally required, among other things, to distribute annually at least 90% of the Company’s REIT taxable income to the Company’s stockholders. The Predecessor distributed to its stockholders 100% of its REIT taxable income for each of the period January 1, 2018 through November 7, 2018. Accordingly, no provision for federal or state income taxes related to such REIT taxable income was recorded on the financial statements. Even though the Predecessor qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income.

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

NEW YORK REIT LIQUIDATING LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(unaudited)

At September 30, 2019 and December 31, 2018, the Company had accrued the following net expenses expected to be incurred during liquidation (in thousands):

	September 30, 2019	December 31, 2018

General and administrative expenses	$(2,624)	$(3,208)

Liability for estimated costs in excess of estimated receipts during liquidation	$(2,624)	$(3,208)

The change in the liability for estimated costs in excess of estimated receipts during liquidation for the nine month periods ended September 30, 2019 and 2018 are as follows (in thousands):

	January 1, 2019	Net Change in Working Capital (1)	Remeasurement of Assets and Liabilities	September 30, 2019

Liabilities:
General and administrative expenses	$(3,208)	$1,725	$(1,141)	$(2,624)

Total liability for estimated costs in excess of estimated receipts during liquidation	$(3,208)	$1,725	$(1,141)	$(2,624)

	January 1, 2018	Net Change in Working Capital (1)	Remeasurement of Assets and Liabilities	September 30, 2018
Assets:
Estimated net inflows from investments in real estate	$3,920	$(3,851)	$4,721	$4,790
Liabilities:
Sales costs	(18,559)	16,721	403	(1,435)
General and administrative expenses	(12,589)	10,262	(1,490)	(3,817)

	(31,148)	26,983	(1,087)	(5,252)

Total liability for estimated costs in excess of estimated receipts during liquidation	$(27,228)	$23,132	$3,634	$(462)

(1)

Represents changes in cash, restricted cash, accounts receivable, accounts payable and accrued expenses as a result of the Company’s operating activities for the nine month periods ended September 30, 2019 and 2018.

NEW YORK REIT LIQUIDATING LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(unaudited)

Note 5 — Net Assets in Liquidation

Net assets in liquidation decreased by $0.6 million during the three months ended September 30, 2019, primarily due to a liquidating distribution to unitholders of $1.7 million and a $0.3 million decrease due to a remeasurement of estimated liabilities. The decrease in net assets was offset by an increase of $1.4 million related to an extended estimated hold period for Worldwide Plaza.

Net assets in liquidation decreased by $12.6 million during the nine months ended September 30, 2019, primarily due to liquidating distributions to unitholders of $15.3 million and a $1.1 million decrease due to a remeasurement of estimated liabilities. The decrease in net assets was offset by an increase of $3.8 million related to an extended estimated hold period for Worldwide Plaza.

Net assets in liquidation increased by $6.0 million during the three months ended September 30, 2018 primarily due to a $5.1 million increase in the estimated liquidation value of the Company’s investment in Worldwide Plaza primarily related to its extended estimated hold period and a $0.9 million increase due to the remeasurement of estimated receipts primarily related to the operations of the Viceroy Hotel.

Net assets in liquidation decreased by $405.7 million during the nine months ended September 30, 2018 primarily due to liquidating distributions to common stockholders totaling $417.3 million, a $9.0 million decrease in the estimated liquidation value of the Viceroy Hotel property based on the contract for sale, which was directly offset by a release of liability of $4.2 million associated with the termination of the Viceroy Hotel management agreement and a $0.5 million decrease due to a remeasurement of estimated receipts. The reduction in net assets was offset by a net increase of $16.9 million in the estimated liquidation value of the Company’s investment in Worldwide Plaza primarily related to the extended estimated hold period.

The net assets in liquidation at September 30, 2019, presented on an undiscounted basis include the Company’s proportionate share in Worldwide Plaza’s net assets which include a property value at $1.725 billion based on the Company’s sale of its 48.7% interest in Worldwide Plaza discussed in Note 6. Future increases in value of Worldwide Plaza, if any, from the agreed additional capital investment will be reflected in the Consolidated Statements of Net Assets when such capital investments are made and such increases in market value can be observed.

There were 16,791,769 Units outstanding at September 30, 2019. The net assets in liquidation as of September 30, 2019, if sold at their net asset value, would result in liquidating distributions of approximately $21.44 per unit. On November 8, 2019, the Board declared a cash liquidating distribution of $0.10 per Unit payable on November 19, 2019 to unitholders of record on November 12, 2019, reducing the estimate of future liquidating distributions to $21.34 per Unit. The net assets in liquidation as of September 30, 2019 of $360.0 million, if sold at their net asset value, plus the cumulative liquidating distribution to unitholders of $1,002.7 million ($59.71 per Unit) prior to September 30, 2019 would result in cumulative liquidating distributions to unitholders of $81.15 per Unit. There is inherent uncertainty with these projections, and they could change materially based on the timing of the sale, the performance of the underlying asset and any changes in the underlying assumptions of the projected cash flows.

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

NEW YORK REIT LIQUIDATING LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(unaudited)

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

The following table lists the tenants whose annualized cash rent represented greater than 10% of total annualized cash rent for the nine months ended September 30, 2019 and 2018, including annualized cash rent related to the Company’s unconsolidated joint venture:

		September 30,
Property Portfolio	Tenant	2019	2018
Worldwide Plaza	Cravath, Swaine & Moore, LLP	46.5%	46.7%
Worldwide Plaza	Nomura Holdings America, Inc.	32.5%	30.5%

The termination, delinquency or non-renewal of any of the above tenants may have a material adverse effect on the Company’s operations.

The amounts reflected in the following tables are based on the financial information of Worldwide Plaza. Under liquidation accounting, equity investments are carried at net realizable value. The Company received distributions of $8.3 million for the nine months ended September 30, 2019.

NEW YORK REIT LIQUIDATING LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(unaudited)

The condensed balance sheets as of September 30, 2019 and December 31, 2018 for Worldwide Plaza are as follows:

(In thousands)	September 30, 2019	December 31, 2018
Real estate assets, at cost	$828,832	$825,516
Less accumulated depreciation and amortization	(232,826)	(212,862)

Total real estate assets, net	596,006	612,654
Cash and cash equivalents	43,127	31,368
Other assets	146,740	158,292

Total assets	$785,873	$802,314

Debt	$1,235,372	$1,225,201
Other liabilities	149,343	139,619

Total liabilities	1,384,715	1,364,820
Deficit	(598,842)	(562,506)

Total liabilities and deficit	$785,873	$802,314

The condensed statements of operations for the three and nine months ended September 30, 2019 and 2018 for Worldwide Plaza are as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Rental income	$36,080	$37,034	$107,198	$106,815
Operating expenses:
Operating expenses	16,309	16,753	47,481	44,663
Depreciation and amortization	7,584	8,032	22,721	23,345

Total operating expenses	23,893	24,785	70,202	68,008
Operating income	12,187	12,249	36,996	38,807
Interest expense	(18,999)	(18,598)	(56,363)	(55,205)

Net loss	$(6,812)	$(6,349)	$(19,367)	$(16,398)

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

NEW YORK REIT LIQUIDATING LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(unaudited)

The Company had 16.8 million Units outstanding as of September 30, 2019 and December 31, 2018. The Company expects to make periodic liquidating distributions out of cash flow distributions received from Worldwide Plaza and proceeds from the ultimate sale of the Company’s interest in Worldwide Plaza, subject to satisfying its liabilities and obligations, in lieu of regular monthly dividends. During 2017 and 2018, the Company paid aggregate liquidating distributions equal to $58.80 per share/unit. On March 25, 2019, the Company paid a cash liquidating distribution of $0.71 per unit. On May 20, 2019, the Company paid a cash liquidating distribution of $0.10 per unit. On August 19, 2019, the Company paid a cash liquidating distribution of $0.10 per unit. On November 8, 2019, the Company declared a cash liquidating distribution of $0.10 per unit to unitholders of record as of November 12, 2019. There can be no assurance as to the actual amount or timing of future liquidating distributions unitholders will receive.

Note 8 — Commitments and Contingencies

Litigation and Regulatory Matters

In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. There are no legal or regulatory proceedings pending or known to be contemplated against the Company from which the Company expects to incur a material loss.

Environmental Matters

In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. The Company, through its joint venture, maintains environmental insurance for its properties that provides coverage for potential environmental liabilities, subject to the policy’s coverage conditions and limitations. The Company has not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the Consolidated Statements of Net Assets.

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

The Predecessor and the Winthrop Advisor entered into a second amendment to the Advisory Agreement on June 6, 2018 and a third amendment to the Advisory Agreement on August 7, 2018, and the revised terms of the Advisory Agreement following these amendments are described below.

The initial term of the Advisory Agreement ended on the effective date of the conversion of the Company to a liquidating entity (the “Liquidation Date”). The term of the Advisory Agreement automatically renews for a one-month period on the expiration of the term or any renewal term, unless terminated by a majority of the Board of Managers or the Winthrop Advisor, upon written notice 45 days before the expiration of the term or any renewal term and will automatically terminate at the effective time of the final disposition of the assets held by the Company. The Advisory Agreement may be terminated upon 15 days written notice by a majority of the Board of Managers if the Company’s chief executive officer resigns or is otherwise unavailable to serve as the Company’s chief executive officer for any reason and the Winthrop Advisor has not proposed a new chief executive officer acceptable to a majority of the Board of Managers. On July 12, 2018, the Company’s independent directors voted unanimously to appoint John Garilli as Chief Executive Officer upon the resignation of Wendy Silverstein from the position and accordingly did not exercise the Company’s right to terminate the Advisory Agreement.

NEW YORK REIT LIQUIDATING LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(unaudited)

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

During the nine months ended September 30, 2018, the Company reimbursed Winthrop Advisor $467,000 for compensation of the Chief Executive Officer.

In connection with the adoption of liquidation accounting, the Company accrues costs it expects to incur through the end of liquidation. As of September 30, 2019, the Company has accrued asset management fees totaling $1.4 million payable to Winthrop Advisor representing management’s estimate of future asset management fees to final liquidation, provided there is no assurance that the contract will continue to be extended at the same terms, if at all. This amount is included in estimated costs in excess of estimated receipts during liquidation.

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

NEW YORK REIT LIQUIDATING LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(unaudited)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
Asset management fees	$350	$616	$1,050	$2,171
Property management fees	—	—	—	42
Reimbursements	—	—	—	467

Total related party operational fees	$350	$616	$1,050	$2,680

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

NEW YORK REIT LIQUIDATING LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(unaudited)

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

The RSP was terminated upon conversion to the Company on November 7, 2018.

Note 12 — Subsequent Events

The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q and determined that there have not been any events that have occurred that would require adjustments to disclosures in the consolidated financial statements except as disclosed in Note 5 and Note 7.

NEW YORK REIT LIQUIDATING LLC

SEPTEMBER 30, 2019

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

SEPTEMBER 30, 2019

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

In October 2018, we announced the withdrawal of our common stock from listing on the NYSE in connection with the conversion. November 2, 2018 was the last day on which shares of our common stock were traded on the NYSE and our stock transfer books were closed as of 4:00 p.m. (Eastern Time) on such date. At the effective time of the conversion, each outstanding share of common stock was converted into one unit of common membership interest in the LLC (a “Unit”), and holders of shares of our common stock automatically received one Unit (which Unit was in book entry form) for each share of our common stock held by such stockholder. Holders of shares of our Units should note that unlike shares of our common stock, which, in addition to being listed on the NYSE, were freely transferable, Units are not listed for trading and generally are not transferable except by will, intestate succession or operation of law. Therefore, the recipients of Units will not have the ability to realize any value from these interests except from distributions made by the Company, the timing of which will be solely in the discretion of the Board of Managers. On October 26, 2018, the Board designated Randolph C. Read, P. Sue Perrotty, Craig T. Bouchard, Howard Goldberg and Joe C. McKinney, representing all the previous members of the Board of the Predecessor, to serve as the initial members of the Board of Managers to the Company.

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

The dissolution process and the amount and timing of distributions to unitholders involves risks and uncertainties. Accordingly, it is not possible to predict the timing or aggregate amount which will be ultimately distributed to unitholders, and no assurance can be given that the distributions will equal or exceed the estimate of net assets presented in the Consolidated Statements of Net Assets. To date, liquidating distributions totaling $59.71 per common share/Unit have been paid.

Liquidation Plan

To date, all of our assets have been sold except our remaining interest in Worldwide Plaza. For purposes of liquidation accounting, our estimate of net assets in liquidation value assumes a sale of Worldwide Plaza at September 30, 2020 based on a value of $1.725 billion. These estimates are subject to change based on the actual timing of future asset sales.

NEW YORK REIT LIQUIDATING LLC

SEPTEMBER 30, 2019

The net assets in liquidation of $360.0 million at September 30, 2019 are presented on an undiscounted basis and does not include Management’s estimated future increase in value from the planned investment in the repositioning of Worldwide Plaza. Our current estimate of the liquidation value of investment in unconsolidated joint venture includes Worldwide Plaza at $1.725 billion which is based on our sale of a 48.7% interest in the property on October 18, 2017 as discussed in Note 6 of the accompanying consolidated financial statements. Our venture partners have jointly developed and recommended a capital budget, which we have agreed to. The timing of the sale of the property, and the ultimate value we receive from the sale, are subject to change. The capital plan includes targeted capital improvements aimed at maintaining the institutional quality of the building and an appropriate allocation to allow for critical tenant lease renewals and rolls. In addition, capital will be available for new management to focus on repositioning the property as a more modern asset, with a corresponding program to rebrand and likely rename the building as well as energizing and maximizing the potential of the retail and concourse space. We have set aside approximately $90.7 million from the refinancing proceeds to cover an estimate of our share of potential future leasing and capital costs at the property. To the extent the full $90.7 million reserve is not used, the balance is expected to be available for distribution to unitholders. Our joint venture partners have committed to contribute their pro-rata share of the budgeted capital investment. To date, all capital costs incurred at the property have been satisfied from operating cash flow of the property.

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

Current Activity

For the fiscal quarter ended September 30, 2019, there were no property sales.

Liquidity and Capital Resources

As of September 30, 2019, we had cash and cash equivalents of $9.3 million. Our total assets and undiscounted net assets in liquidation were $362.9 million and $360.0 million, respectively, at September 30, 2019.

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

During the nine months ended September 30, 2019 we received net distributions of $8.3 million in respect of our interest in Worldwide Plaza.

Sales Proceeds

In connection with the Liquidation Plan, we plan to sell all of our assets.

NEW YORK REIT LIQUIDATING LLC

SEPTEMBER 30, 2019

Principal Use of Funds

Capital Expenditures

As of September 30, 2019, we owned a 50.1% interest in the joint venture that owns Worldwide Plaza. In connection with the leasing of the property, the joint venture entered into agreements with its tenants to provide allowances for tenant improvements. These allowances require the joint venture to fund capital expenditures up to amounts specified in the lease agreements. Our share of capital expenditures for the nine months ended September 30, 2019 was funded from property cash flow.

In October 2017, we set aside approximately $90.7 million from the proceeds of our sale of a 48.7% interest in Worldwide Plaza to cover estimated future leasing and capital improvement costs at the property. Our joint venture partners have committed to contribute their pro-rata share of the budgeted capital investment. To date, none of the $90.7 million has been utilized.

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

Cash Flows

Our level of liquidity based upon cash and cash equivalents decreased by approximately $8.5 million from $17.8 million at December 31, 2018 to $9.3 million at September 30, 2019.

The holders of Common Shares approved the Liquidation Plan on January 3, 2017, and we adopted the liquidation basis of accounting effective January 1, 2017. We did not make any acquisitions in new investments in 2019, and, in accordance with the Liquidation Plan, no further acquisitions are expected.

We had no sources of non-operating cash flow for the nine months ended September 30, 2019.

Our primary uses of non-operating cash flow for the nine months ended September 30, 2019 include:

•	$15.3 million for liquidating distributions to unitholders.

Our primary sources of non-operating cash flow for the nine months ended September 30, 2018 include:

•	$255.0 million from the sale of our 333 West 34th Street property;

•	$47.0 million from the sale of our 306 East 61st Street property;

•	$31.5 million from the sale of our 350 Bleecker Street and 367-387 Bleecker Street properties;

•	$31.0 million from the sale of our One Jackson Square property;

•	$30.5 million from the sale of our 2067-2073 Coney Island Avenue property;

•	$25.1 million from the sale of our 350 West 42nd Street property;

•	$11.2 million from the sale of our 416 Washington Street property;

•	$3.8 million from the sale of our 2091 Coney Island Avenue property; and

•	$3.5 million from the sale of our Centurion Parking Garage property.

NEW YORK REIT LIQUIDATING LLC

SEPTEMBER 30, 2019

Our primary uses of non-operating cash flow for the nine months ended September 30, 2018 include:

•	$417.3 million for liquidating distributions to common shareholders;

•	$215.5 million for principal repayments on our mortgage notes; and

•	$16.7 million for costs associated with the sale of properties.

Contractual Obligations

We did not have any contractual debt or lease obligations as of September 30, 2019.

Comparability of Financial Data From Period to Period

Results of Operations

Our remaining asset continues to perform in a manner that is relatively consistent with prior reporting periods. We have experienced no significant changes in occupancy or rental rates at Worldwide Plaza.

Occupancy and Leasing

As of September 30, 2019, Worldwide Plaza was 96.3% leased compared to 98.2% as of September 30, 2018. The decrease in occupancy was primarily the result of scheduled lease expirations. There was one early termination for which Worldwide Plaza received a termination payment from the tenant per the lease agreement. As such, the impact on our cash flow and the liquidation value of Worldwide Plaza was negligible. The slight decrease in occupancy has no impact on the capital improvement plan at Worldwide Plaza.

In October 2019, we were informed that Cravath, Swaine & Moore LLP (“Cravath”) intends to move out of Worldwide Plaza upon the expiration of their existing lease in August 2024. Cravath currently occupies approximately 618,000 square feet, or 34%, of the rentable square footage at Worldwide Plaza. See “Item 1A. Risk Factors – Risks Related to Our Properties and Operations – We may be unable to renew leases or re-lease space as leases expire.” in our Annual Report on Form 10-K for the year ended December 31, 2018.

Changes in Net Assets in Liquidation

Net assets in liquidation decreased by $0.6 million during the three months ended September 30, 2019, primarily due to a liquidating distribution to unitholders of $1.7 million and a $0.3 million decrease due to a remeasurement of estimated liabilities. The decrease in net assets was offset by an increase of $1.4 million related to an extended estimated hold period for Worldwide Plaza.

Net assets in liquidation decreased by $12.6 million during the nine months ended September 30, 2019 primarily due to liquidating distributions to unitholders of $15.3 million and a $1.1 million decrease due to a remeasurement of estimated liabilities. The decrease in net assets was offset by an increase of $3.8 million related to an extended estimated hold period for Worldwide Plaza.

Net assets in liquidation increased by $6.0 million during the three months ended September 30, 2018 primarily due to a $5.1 million increase in the estimated liquidation value of our investment in Worldwide Plaza primarily related to the extended estimated hold period and a $0.9 million increase due to the remeasurement of estimated receipts primarily related to the operations of the Viceroy.

Net assets in liquidation decreased by $405.7 million during the nine months ended September 30, 2018 is primarily due to liquidating distributions to common stockholders totaling $417.3 million, a $9.0 million decrease in the estimated liquidation value of the Viceroy Hotel property based on the contract for sale, which was directly offset by a release of liability of $4.2 million associated with the termination of the Viceroy Hotel management agreement and a $0.5 million decrease due to a remeasurement of estimated receipts. The reduction in net assets was offset by a net increase of $16.9 million in the estimated liquidation value of our investment in Worldwide Plaza primarily related to the extended estimated hold period.

NEW YORK REIT LIQUIDATING LLC

SEPTEMBER 30, 2019

The net assets in liquidation at September 30, 2019, which are presented on an undiscounted basis, includes Worldwide Plaza valued at $1.725 billion which is based on the sale of a 48.7% interest in the property as discussed in Note 6 in the accompanying consolidated financial statements and excludes Management’s estimate of any future increase in value from the planned investment in the repositioning of Worldwide Plaza. The net assets in liquidation at September 30, 2019, if sold at their net asset value, would result in estimated future liquidating distributions of approximately $21.44 per unit. This estimate of liquidating distributions includes projections of costs and expenses to be incurred during the period required to complete the Liquidation Plan. As of October 18, 2017, Worldwide Plaza is managed by a joint venture of SL Green and RXR Realty, two of the largest owner operators in New York City. We, along with our joint venture partners, are committed to investing significant additional capital into Worldwide Plaza to further improve and reposition the asset which we believe includes embedded opportunities to roll leases to increase the value of the property. Any increase in the future market value of Worldwide Plaza will be reflected in the Consolidated Statements of Net Assets in liquidation as the specific actions related to the repositioning have been completed and such increases in market value can be observed. Management’s estimate, like any estimate or projection, is subject to various assumptions and uncertainties including the joint venture’s ability to execute on the business plan, tenants paying their rental obligations, the equity capital and financing markets and New York City market conditions generally. There is no assurance that the joint venture will be successful in taking these various actions and that these actions will, in fact, result in the estimated increase in the value of the property.

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

NEW YORK REIT LIQUIDATING LLC

SEPTEMBER 30, 2019

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

Investment in Unconsolidated Joint Venture

We account for our investment in unconsolidated joint venture under the equity method of accounting because we exercise significant influence over, but do not control the entity and are not considered to be the primary beneficiary. Under liquidation accounting, the investment in unconsolidated joint venture is recorded at its net realizable value. We evaluate the net realizable value of our unconsolidated joint venture at each reporting period. Any changes in net realizable value will be reflected as a change in our net assets in liquidation. The liquidation value of our remaining investment in Worldwide Plaza as of September 30, 2019 is based on a value of the property consistent with the value of the property at the time of the sale of our 48.7% interest in Worldwide Plaza in October 2017.

Recent Accounting Pronouncement

There are no new accounting pronouncements that are applicable or relevant to the Company under the liquidation basis of accounting.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2019, we had $601.2 million of unconsolidated mortgage debt reflecting our pro rata share of Worldwide Plaza’s total mortgage debt of $1.2 billion. This debt consisted of fixed-rate secured mortgage notes payable. Changes in market interest rates have no impact on interest due on the notes.

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

NEW YORK REIT LIQUIDATING LLC

SEPTEMBER 30, 2019

As of September 30, 2019 an evaluation was performed under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of September 30, 2019.

Other Matters

There have been no changes in our internal control over financial reporting during the most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

NEW YORK REIT LIQUIDATING LLC

SEPTEMBER 30, 2019

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

EXHIBIT INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description

31.1*	Certification of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	XBRL (eXtensible Business Reporting Language). The following materials from New York REIT Liquidating LLC’s Quarterly Report on Form 10-Q for the three months ended September 30, 2019, formatted in XBRL: (i) the Consolidated Statements of Net Assets, (ii) the Consolidated Statements of Changes in Net Assets and (iii) the Notes to the Consolidated Financial Statements.

*	Filed herewith

NEW YORK REIT LIQUIDATING LLC

SEPTEMBER 30, 2019

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

Date: November 8, 2019