Form 10-K
period 2019-12-31
New York REIT Liquidating LLC
filed 2020-03-16
CIK 1474464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2019

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

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Securities registered pursuant to Section 12(g) of the Exchange Act: None

Units

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

As of February 29, 2020, there were 16,791,769 Units outstanding.

Documents incorporated by reference: None

*	New York REIT Liquidating LLC is the successor in interest to New York REIT, Inc. and files reports under the Commission file number for New York REIT, Inc.

NEW YORK REIT LIQUIDATING LLC

FORM 10-K

NEW YORK REIT LIQUIDATING LLC

FORM 10-K

DECEMBER 31, 2019

Notes Regarding Forward-Looking Statements

Certain statements included in this Annual Report on Form 10-K are forward-looking statements. Those statements include statements regarding the intent, belief or current expectations of New York REIT Liquidating LLC (the “Company,” “we,” “our,” or “us”) and members of our management team, as well as the assumptions on which such statements are based, and generally are identified by the use of words such as “may,” “will,” “seeks,” “anticipates,” “believes,” “estimates,” “expects,” “plans,” “intends,” “should” or similar expressions. Actual results may differ materially from those contemplated by such forward-looking statements.

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

The following are some of the risks and uncertainties, although not all the risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•

Our predecessor’s (as defined below) board of directors adopted a plan of liquidation, which was approved by our stockholders on January 3, 2017, to sell all or substantially all of the assets of the Company including our operating partnership, New York Recovery Operating Partnership, L.P., a Delaware limited partnership (the “OP”), and to liquidate and dissolve the Company and the OP (the “Liquidation Plan”); however, there can be no assurance that we will succeed in selling our remaining investment and completing the Liquidation Plan;

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

•	Our investment property is located in the New York metropolitan statistical area (“MSA”), making us dependent upon the economic climate in New York City;

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

DECEMBER 31, 2019

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

On August 22, 2016, the Predecessor’s Board of Directors approved a plan of liquidation to sell in an orderly manner all or substantially all of the assets of the Predecessor and New York Recovery Operating Partnership, L.P., a Delaware limited partnership (the “OP”) and to liquidate and dissolve the Predecessor and the OP (the “Liquidation Plan”), subject to stockholder approval. The Liquidation Plan was approved at a special meeting of stockholders on January 3, 2017.

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

As of December 31, 2019, the Company’s only significant assets are a 50.1% equity interest in WWP Holdings LLC (“WWP”) which owns one property, aggregating 2.0 million rentable square feet, with an occupancy of 97.4%, and a $90.7 million cash reserve to be utilized for improvements at WWP. The Company’s property consists of office space, retail space and a garage, representing 88%, 5% and 7%, respectively, of rentable square feet as of December 31, 2019.

As of February 29, 2020, the Company has sold all of its properties except for the remaining 50.1% interest in Worldwide Plaza. Also, as of February 29, 2020, the Company, together with the Predecessor, have paid aggregate cash liquidating distributions of $1.0 billion, or $59.81 per unit of common membership.

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

NEW YORK REIT LIQUIDATING LLC

FORM 10-K

DECEMBER 31, 2019

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

In October 2018, we announced the withdrawal of our common stock from listing on the NYSE in connection with the conversion. November 2, 2018 was the last day on which shares of our Predecessor’s common stock were traded on the NYSE and the stock transfer books were closed as of 4:00 p.m. (Eastern Time) on such date. At the effective time of the conversion, each outstanding share of common stock was converted into one unit of common membership interest in the Liquidating LLC (a “Unit”), and holders of shares of common stock automatically received one Unit (which Unit was in book entry form) for each share of common stock held by such stockholder. Holders of Units should note that unlike shares of common stock, which, in addition to having been listed on the NYSE, were freely transferable, Units are not listed for trading and generally are not transferable except by will, intestate succession or operation of law. Therefore, the recipients of Units will not have the ability to realize any value from these interests except from distributions made by the Company, the timing of which will be solely in the discretion of the Board of Managers. On October 26, 2018, the Board designated Randolph C. Read, P. Sue Perrotty, Craig T. Bouchard, Howard Goldberg and Joe C. McKinney, representing all the previous members of the Board, to serve as the initial members of the Board of Managers.

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

NEW YORK REIT LIQUIDATING LLC

FORM 10-K

DECEMBER 31, 2019

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

Indebtedness

As of December 31, 2019, we indirectly had debt of $601.2 million of unconsolidated mortgage debt reflecting our pro rata share of Worldwide Plaza’s total mortgage debt of $1.2 billion, with a weighted average interest rate equal to 3.98% per annum and a weighted average term to maturity of 8 years.

Tax Status

The Predecessor operated in a manner which qualified it as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), effective for our taxable year ended December 31, 2010 through November 7, 2018, the date of conversion. In order to qualify for taxation as a REIT we were generally required, among other things, to distribute annually at least 90% of our REIT taxable income determined without regard for the deduction for dividends paid and excluding net capital gains, and to comply with a number of other organizational and operational requirements until the date of conversion.

The Liquidating LLC is treated as a partnership for federal and state income tax purposes. Accordingly, no provision or benefit for income taxes is made in the consolidated financial statements. Distributions from the Liquidating LLC are not taxable in and of themselves. Unitholders will receive a Schedule K-1 from the Liquidating LLC annually reflecting their allocable share of the Liquidating LLC’s income, loss, gains and deductions.

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

NEW YORK REIT LIQUIDATING LLC

FORM 10-K

DECEMBER 31, 2019

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

DECEMBER 31, 2019

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

The net proceeds of the Liquidation Plan will be distributed to unitholders over time in one or more liquidating distributions. The actual amount that we will distribute to you in the liquidation will depend upon the actual amount of our liabilities, the actual proceeds from the sale of our remaining property, the actual fees and expenses incurred in connection with the sale of our property, the actual expenses incurred in the administration of our property prior to disposition, our actual general and administrative expenses, including fees and expense reimbursements paid to the Winthrop Advisor and its affiliates and other liabilities that may be incurred by us, our ability to continue to meet the requirements necessary to retain our status as a REIT throughout the liquidation process, our ability to avoid U.S. federal income and excise taxes throughout the period of the liquidation process and other factors. If our liabilities (including, without limitation, tax liabilities and compliance costs) are greater than we currently expect or if the sales price of our asset is less than we expect, you will receive less in total liquidating distributions.

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

As of the date of this Annual Report on Form 10-K, our remaining interest in Worldwide Plaza is our only remaining property related asset. The sales price that we will ultimately be able to obtain for our asset is subject to many variables. For example, in order to find a buyer in a timely manner, we may be required to lower our asking price below the low end of our current estimate of the asset’s market value. If we are not able to find a buyer for this asset in a timely manner or if we have overestimated the sales price we will receive, our liquidating distributions to our unitholders would be delayed or reduced. Furthermore, real estate sales prices are constantly changing and fluctuate with changes in interest rates, supply and demand dynamics, occupancy percentages, lease rates, the availability of suitable buyers, the perceived quality and dependability of income flows from tenants and a number of other factors, both local and national. In addition, the amount of transactional fees and expenses or unknown liabilities, if any, may adversely impact the net liquidation proceeds from our assets.

We may require additional capital to implement the Liquidation Plan.

It is possible we may require additional funds for other capital needs including capital expenditures, working capital and other expenses related to our remaining investment property. There is no assurance that we will have sufficient capital to complete the Liquidation Plan effectively. If we need additional capital, we are unlikely to be able to access the capital markets and any failure to obtain financing to meet our capital needs, on favorable terms or at all, could reduce and delay the liquidating distributions we make to our unitholders.

NEW YORK REIT LIQUIDATING LLC

FORM 10-K

DECEMBER 31, 2019

We are dependent on our joint venture partner, which is the administrative member and has day-to-day control over the activities of Worldwide Plaza, and there can be no assurance as to the timing of a sale of Worldwide Plaza or that we will realize our estimated value.

Our only remaining investment is our 50.1% equity interest in the joint venture that owns Worldwide Plaza. We estimate holding this investment up to November 2021. While we own a majority of the membership interests in Worldwide Plaza, under the Worldwide Plaza joint venture agreement, our joint venture partner, which is a joint venture between an affiliate of SL Green Realty Corp. and a private equity fund sponsored by RXR Realty LLC, is the manager of the joint venture and is responsible for day-to-day management of Worldwide Plaza. All major decisions require the consent of the WWP Board of Managers, including the consent of Samuel Ashner who is our designee on the WWP Board of Managers, however, we do not have control of the day-to-day decisions to be made by Worldwide Plaza, and therefore we are dependent on our joint venture partners and there is a risk of impasse. Additionally, under the joint venture agreement, we would lose approval rights relating to property-level major decisions for Worldwide Plaza if Samuel Ashner ceased to serve on the WWP Board of Managers and we did not appoint a replacement consented to by our joint venture partners, such consent not to be unreasonably withheld, within 90 days. Investments in joint ventures, under certain circumstances, involve risks not present were a third party not involved. Our joint venture partner may have economic or other business interests or goals which are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. Disputes between us and our joint venture partner may result in litigation. Consequently, actions by or disputes with our joint venture partner might result in subjecting us to additional risk. In addition, in certain circumstances we may be liable for the actions of our joint venture partner or subject to dilution of our interest if we fail to make required capital contributions to the venture.

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

Our management has estimated that the value of Worldwide Plaza may increase as a result of actions to be taken through our joint venture. Our venture partners have jointly developed and recommended a capital budget, which we have agreed to. The timing on the sale of the property, or our interest in the property, and the ultimate value we receive from the sale, are subject to change. The capital plan includes targeted capital improvements aimed at maintaining the institutional quality of the building and an appropriate allocation to allow for critical tenant lease renewals and rolls. In addition, capital will be available for management to focus on repositioning the property as a more modern asset, with a corresponding program to rebrand the building as well as energizing and maximizing the potential of the retail and concourse space. We have set aside approximately $90.7 million from the 2017 refinancing proceeds to cover an estimate of our share of potential future leasing and capital costs at the property. Our joint venture partners have committed to contribute their pro-rata share of the budgeted capital investment. Management’s estimate, like any estimate or projection, is subject to various assumptions and uncertainties including the joint venture’s ability to execute on the business plan, tenants paying their rental

NEW YORK REIT LIQUIDATING LLC

FORM 10-K

DECEMBER 31, 2019

obligations, the equity capital and financing markets and New York City market conditions generally. There is no assurance that the joint venture will be successful in taking these various actions and that these actions will, in fact, result in an increase in the value of the property.

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

NEW YORK REIT LIQUIDATING LLC

FORM 10-K

DECEMBER 31, 2019

•	potential major repairs which are not presently contemplated or other contingent liabilities associated with the asset;

•	competition; and

•	changes in tax, real estate, environmental and zoning laws.

•

In addition, because we only own one property related asset following the sales completed to date, any item which adversely affects this property will have a greater effect on the Company than it would if we owned more properties and were more diversified.

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

DECEMBER 31, 2019

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

Risks Related to Our Properties and Operations

Our remaining property related asset is located in the New York MSA, making us dependent upon the economic climate in New York City.

Our one remaining investment is located in the New York MSA. We are subject to risks generally inherent in concentrating investments in a certain geography. These risks resulting from a lack of diversification may become even greater in the event of a downturn in the commercial real estate industry and could significantly adversely affect the value of our property. A downturn in New York City’s economy, in a submarket within New York City or in the overall national economy could, for example, result in reduced demand for office space. Likewise, declines in the financial services or media sectors may have a disproportionate adverse effect on the New York City real estate market. We believe that there has been a softening in the market for real estate in New York City which has affected and could continue to affect the proceeds from sale of our property.

Because our portfolio includes commercial office buildings located in the New York MSA, which has a relatively large number of financial and professional services sector, significant job losses in the financial and professional services sector may decrease demand for office space, causing market rental rates and property values to be negatively impacted.

NEW YORK REIT LIQUIDATING LLC

FORM 10-K

DECEMBER 31, 2019

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

We may be unable to renew expiring leases on terms and conditions that are as, or more, favorable as the terms and conditions of the expiring leases. In addition, vacancies may occur at our property due to a default by a tenant on its lease or expiration of a lease. Vacancies may reduce the value of a property as a result of reduced cash flow generated by the property. In addition, changes in space utilization by our tenants may impact our ability to renew or relet space without the need to incur substantial costs in renovating or redesigning the internal configuration of the relevant property. If we are unable to promptly renew expiring leases or re-lease the space at similar rates or if we incur substantial costs in renewing or re-leasing the space, our cash flow and the amount of liquidating distributions we pay could be adversely affected.

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

Tenant credit concentrations make us more susceptible to adverse events with respect to those tenants.

As of December 31, 2019, the following existing tenants represented 5% or more of our total annualized cash base rents:

Tenant	Percentage of Annualized Cash Base Rent
Cravath, Swaine & Moore, LLP [1]	47%
Nomura Holdings America, Inc. [1]	32%

(1)	Annualized cash base rent reflects our 50.1% pro rata share of rent generated by Worldwide Plaza.

NEW YORK REIT LIQUIDATING LLC

FORM 10-K

DECEMBER 31, 2019

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

Our ability to operate our business and complete the Liquidation Plan depends upon the participation of executive officers, and other key personnel of the Winthrop Advisor, and there is no assurance that the advisory agreement with the Winthrop Advisor (the “Current Advisory Agreement”) will continue to be extended or that such officers and personnel will remain in place.

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

The Advisory Agreement, as amended, provided for a term ending on November 7, 2018, the conversion date, and provides for the Advisory Agreement to automatically renew for one month periods on the expiration of any renewal term, unless terminated by either the Company or the Winthrop Advisor on 45 days’ notice before the expiration of any renewal term.

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

NEW YORK REIT LIQUIDATING LLC

FORM 10-K

DECEMBER 31, 2019

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

NEW YORK REIT LIQUIDATING LLC

FORM 10-K

DECEMBER 31, 2019

Terrorist attacks and other acts of violence, civilian unrest, or war may affect the markets in which we operate our business and our profitability.

Our property related asset is located in the New York MSA which has experienced, and remains susceptible to, terrorist attacks. In addition, any kind of terrorist activity or violent criminal acts, including terrorist acts against public institutions or buildings or modes of public transportation (including airlines, trains or buses) could have a negative effect on our business and the value of our property. More generally, any terrorist attack, other act of violence or war, including armed conflicts, could result in increased volatility in, or damage to, the worldwide financial markets and economy including demand for properties and the availability of financing.

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

NEW YORK REIT LIQUIDATING LLC

FORM 10-K

DECEMBER 31, 2019

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

A cyber-incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of information resources. More specifically, a cyber-incident is an intentional attack or an unintentional event that can result in third parties gaining unauthorized access to systems to disrupt operations, corrupt data or steal confidential information. As reliance on technology in our industry has increased, so have the risks posed to the systems of the Winthrop Advisor and other parties that provide us with services essential to our operations. In addition, the risk of a cyber-incident, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Even the most well protected information networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted attacks and intrusions evolve and generally are not recognized until launched against a target, and in some cases are designed not to be detected and, in fact, may not be detected.

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

NEW YORK REIT LIQUIDATING LLC

FORM 10-K

DECEMBER 31, 2019

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

The Winthrop Advisor and its affiliates face conflicts of interest relating to the structure of the fees they receive, which could result in actions that are not necessarily in the long-term best interests of our unitholders.

Under the Current Advisory Agreement, the Winthrop Advisor is entitled to certain fees and other compensation which may result in its interests not being wholly aligned with those of our unitholders. For example, the Winthrop Advisor could be motivated to recommend certain actions that could increase the potential that it will earn incentive fees, but which may not be consistent with actions desired by our stockholders.

Risks Related to our Corporate Structure

We depend on our joint venture for cash flow and are structurally subordinated in right of payment to the obligations of our joint venture.

Our only significant asset is our interest in the joint venture that owns Worldwide Plaza. Accordingly, we rely on distributions from our joint venture of their net earnings and cash flows.

NEW YORK REIT LIQUIDATING LLC

FORM 10-K

DECEMBER 31, 2019

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

Our business is subject to risks normally associated with debt financing. The total principal amount of our combined outstanding indebtedness, which represents our pro rata share of Worldwide Plaza’s indebtedness, was $601.2 million as of December 31, 2019.

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

NEW YORK REIT LIQUIDATING LLC

FORM 10-K

DECEMBER 31, 2019

In addition, incurring mortgage debt increases the risk of loss since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property securing the loan that is in default, thus reducing the value of an investment in us. For U.S. federal income tax purposes, a foreclosure of our property would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds. We may give full or partial guarantees to lenders of mortgage debt to the entity that owns our property. If we provide a guaranty on behalf of an entity that owns our property, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity. If our property is foreclosed upon due to a default, our ability to make cash distributions to our unitholders will be adversely affected which would result in a decrease in the amount of liquidating distributions we will be able to pay.

Tax-exempt entities and non-U.S. persons face unique tax issues from holding units that may result in adverse tax consequences to them.

Investment in the units by tax-exempt entities, including employee benefit plans and individual retirement accounts (“IRAs”), and non-U.S. persons raises issues unique to them. For example, virtually all income of the Liquidating LLC that would be allocated to organizations exempt from U.S. federal income tax, including IRAs and other retirement plans, would be unrelated business taxable income and may be taxable to such holders if they are not “qualified organizations” within the meaning of Section 514(c)(9)(B) of the Code. Distributions to non-U.S. persons will generally be reduced by withholding taxes imposed at the highest effective applicable tax rate, and non-U.S. persons will be required to file U.S. federal income tax returns and pay tax on their respective shares of the Liquidating LLC’s taxable income.

You may be subject to state and local taxes and return filing requirements in the state where the Company owns property as a result of holding units.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

NEW YORK REIT LIQUIDATING LLC

FORM 10-K

DECEMBER 31, 2019

Item 2. Properties.

General

As of December 31, 2019, our sole remaining property related asset is a 50.1% interest in Worldwide Plaza located in New York, New York. The following table presents certain additional information about the property, including the rentable square footage and annualized cash base rent of Worldwide Plaza multiplied by our pro rata share of our investment in WWP:

Property	Ownership	Rentable Sq. Ft.	Percent Occupied	Annualized Cash Base Rent (in thousands)	Annualized Cash Base Rent Per Sq. Ft. (in thousands)	Number of Leases
Worldwide Plaza—Office	50.1%	907,616	97.5%	$58,035	$65.61	21
Worldwide Plaza—Retail	50.1%	121,403	97.3%	4,109	34.79	9

Total/Weighted Average		1,029,019	97.4%	$62,144	$61.98	30

Future Lease Expirations Table

The following is a summary of our pro rata share of Worldwide Plaza lease expirations for the next ten years as of December 31, 2019 (dollar value in thousands):

Year of Expiration	Number of Leases Expiring	Expiring Annualized Cash Rent [1]	Expiring Annualized Cash Rent as a Percentage of the Total [1]	Leased Rentable Square Feet		Percentage of Leased Rentable Sq. Ft. Expiring
2020	3	$196	<1.0%	1,173		<1.0%
2021	5	1,562	2.5%	28,103		2.7%
2022	1	88	<1.0%	911		<1.0%
2023	1	6	<1.0%		(2)	—
2024	2	30,315	49.1%	337,709		32.8%
2025	2	1,138	1.8%	19,276		1.9%
2026	3	2,729	4.4%	52,745		5.1%
2027	4	2,616	4.2%	83,703		8.1%
2028	2	204	<1.0%	952		<1.0%
2029	2	217	<1.0%	3,104		<1.0%

Total	25	$39,071	62.9%	527,676		51.3%

(1)	Expiring annualized cash rent represents contractual cash base rents at the time of lease expiration added to current reimbursements from tenants, excluding electric reimbursements and free rent.
(2)	Represents rents on air rights not included in leased rentable square feet.

NEW YORK REIT LIQUIDATING LLC

FORM 10-K

DECEMBER 31, 2019

Tenant Concentration

The following table lists the tenants whose rented square footage is greater than 10% of the total rentable square footage of Worldwide Plaza as of December 31, 2019 (dollars in thousands):

Tenant	Rented Sq. Ft. [1]	Rented Sq. Ft. as a % of Total	Lease Expiration	Remaining Lease Term [2]	Renewal Options		Annualized Cash Base Rent [1]
Nomura Holdings America, Inc.	389,942	38%	9/2033	12.8	[3	]	$19,996
Cravath, Swaine & Moore, LLP	309,185	30%	8/2024	4.7	None		$29,211

(1)	Rentable square feet and annualized cash base rent reflect the rentable square footage and annualized cash base rent of Worldwide Plaza multiplied by our 50.1% pro rata share of WWP.
(2)	Remaining lease term in years as of December 31, 2019.
(3)

Nomura Holdings America, Inc. has up to four options to renew its lease. The first two options are for renewal terms of five or ten years each and the second two options are for five years each. In total, the renewal options allow for a maximum of 20 years of extended term.

Property Financing

We have no mortgage debt outstanding at December 31, 2019 other than our share of the mortgage note payable encumbering Worldwide Plaza. The Worldwide Plaza debt has an outstanding balance of $1.2 billion, bears interest at a blended rate of 3.98% per annum, requires monthly payments of interest only and matures in November 2027.

Item 3. Legal Proceedings.

The information related to litigation and regulatory matters contained in “Note 9 — Commitments and Contingencies” of our notes to the consolidated financial statements included in this Annual Report on Form 10-K is incorporated by reference into this Item 3. Except as set forth therein, as of the end of the period covered by this Annual Report on Form 10-K, we are not a party to, and none of our properties are subject to, any material pending legal proceedings.

Item 4. Mine Safety Disclosure.

Not applicable.

NEW YORK REIT LIQUIDATING LLC

FORM 10-K

DECEMBER 31, 2019

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

NEW YORK REIT LIQUIDATING LLC

FORM 10-K

DECEMBER 31, 2019

For each calendar quarter indicated, the following table reflects high and low sales prices for the common stock as reported by the NYSE and the amounts paid to our stockholders in respect of these shares to which we refer as “dividends.” All dollar amounts have been adjusted to reflect the 1-for-10 reverse split that occurred in March 2018.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (1)
2019
Cash dividends paid per share (2)	$0.71	$0.10	$0.10	$0.10
2018
High	$42.10	$22.85	$18.65	$18.13
Low	$19.50	$17.64	$17.11	$13.55
Cash dividends paid per share (2)	$20.00	$4.85	$—	$3.25
Non-cash dividends paid per share (3)	$—	$—	$—	$14.00

(1)	For the high and low trading prices, period is October 1 – November 2, 2018.
(2)	Represents distributions of liquidation proceeds. Since the adoption of the Liquidation Plan, we have made liquidating distributions totaling $59.81 per share.
(3)

The conversion of shares of common stock of the Predecessor to Units of the Company is considered a deemed distribution for tax purposes. Amount is based on the average of the high and low trading prices of the Predecessor’s common stock over the final three days of trading.

Holders

As of February 29, 2020, we had 16,791,769 Units outstanding held by a total of 612 unitholders of record.

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

The following tables include distributions on unvested shares of restricted common stock (“restricted shares”) awarded and outstanding under our employee and director incentive restricted share plan (the “RSP”), LTIP units, OP units and Class B units, during the year ended December 31, 2018. There were no restricted shares, OP units or Class B units issued during 2018 or 2019. There were no restricted shares, LTIP units, OP units or Class B units outstanding at December 31, 2018 or 2019.

	Total Dividends Paid	Total Dividends Declared
1st Quarter 2018	$108,600	$108,600
2nd Quarter 2018	17,096	17,096
3rd Quarter 2018	—	—
4th Quarter 2018	—	—

Total 2018	$125,696	$125,696

NEW YORK REIT LIQUIDATING LLC

FORM 10-K

DECEMBER 31, 2019

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not repurchase any of our Common Shares or Units during the years ended December 31, 2018 and 2019.

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

Item 6. Selected Financial Data

The following tables set forth selected, historical, consolidated financial data for the Company and our Predecessor and should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 and Consolidated Financial Statements of the Company and notes thereto and included in this Annual Report on Form 10-K:

Statement of Net Assets (in thousands, except per share data)	Liquidation Basis
	December 31, 2019	December 31, 2018	December 31, 2017
Total assets	$365,528	$376,453	$1,090,733
Mortgage notes payable	$—	$—	$215,494
Liability for estimated costs in excess of estimated receipts during liquidation	$2,348	$3,208	$27,228
Net assets in liquidation (1)	$362,791	$372,556	$833,113
Net assets in liquidation value per Unit/Common Share	$21.61	$22.19	$49.60

(1)

The net assets in liquidation as of December 31, 2019 of $21.61 per unit plus the cumulative liquidating distributions paid to holders of Units/Common Shares through December 31, 2019 ($59.81 per Unit/Common Share), would result in cumulative liquidating distributions to unitholders of $81.42 per unit as of December 31, 2019.

NEW YORK REIT LIQUIDATING LLC

FORM 10-K

DECEMBER 31, 2019

	Going Concern Basis
	December 31,
Balance Sheet Data (in thousands)	2016	2015
Total real estate investments, at cost	$1,785,671	$1,822,903
Total assets	2,152,380	2,064,762
Mortgage notes payable, net of deferred financing costs	1,107,526	381,443
Credit facility	—	485,000
Total liabilities	1,210,711	972,493
Total equity	941,669	1,092,269

	Going Concern Basis
Operating Data	December 31,
(in thousands, except share and per share data)	2016	2015
Total revenues	$160,274	$174,521
Operating expenses	213,029	195,415

Operating loss	(52,755)	(20,894)
Total other expenses	(31,144)	(19,375)

Net loss	(83,899)	(40,269)
Net loss attributable to non-controlling interests	1,373	1,188

Net loss attributable to stockholders	(82,526)	(39,081)
Other data:
Cash flows (used in) operations	$(3,368)	$(37,725)
Cash flows provided by investing activities	40,654	61,907
Cash flows (used in) financing activities	(90,354)	(23,540)
Per share data:
Net loss per common share - basic and diluted	$(5.00)	$(2.40)
Dividends and distributions declared per common share	3.80	4.60
Weighted-average number of common shares outstanding, basic and diluted	16,494,946	16,216,558

NEW YORK REIT LIQUIDATING LLC

FORM 10-K

DECEMBER 31, 2019

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements of New York REIT Liquidating LLC and the notes thereto. As used herein, the term “Liquidating LLC” refers to New York REIT Liquidating LLC and the terms “Company,” “we,” “our” and “us” refer to New York REIT Liquidating LLC (the “Liquidating LLC”), a Delaware limited liability company, and, as required by context to New York REIT, Inc., (the “Predecessor”) a Maryland corporation, to New York Recovery Operating Partnership, L.P., a Delaware limited partnership (the “OP”), and to their subsidiaries. As of March 8, 2017, we are externally managed by Winthrop REIT Advisors, LLC (the “Winthrop Advisor”). Prior to March 8, 2017, we were externally managed by New York Recovery Advisors, LLC (the “Former Advisor”), a Delaware limited liability company. The following information contains forward-looking statements, which are subject to risks and uncertainties. Should one or more of these risks or uncertainties materialize, actual results may differ materially from those expressed or implied by the forward-looking statements. Please see “Note Regarding Forward-Looking Statements” and “Risk Factors” elsewhere in this report for a description of these risks and uncertainties. Capitalized terms used herein but not otherwise defined have the meaning ascribed to those terms under “Financial Statements and Supplementary Data” in Part II, Item 8, which includes the notes to our consolidated financial statements and contained herein.

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

Overview

On August 22, 2016 the Predecessor’s Board of Directors approved a plan of liquidation to sell in an orderly manner all or substantially all of our assets and the assets of the OP (the “Liquidation Plan”), subject to stockholder approval. The Liquidation Plan was approved at a special meeting of stockholders on January 3, 2017.

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

In order to comply with applicable tax laws, New York REIT, Inc. converted into a limited liability company known as New York REIT Liquidating LLC. The conversion to the Company was approved by the stockholders on September 7, 2018 and became effective on November 7, 2018. The Liquidation Plan enables us to sell our assets without further approval of the stockholders or unitholders and provides that liquidating distributions be made to the stockholders as determined by the Board of Directors, and following the conversion, to our unitholders as determined by the Board of Managers.

In October 2018, we announced the withdrawal of our common stock from listing on the NYSE in connection with the conversion. November 2, 2018 was the last day on which shares of our common stock were traded on the NYSE and our stock transfer books were closed as of 4:00 p.m. (Eastern Time) on such date. At the effective time of the conversion, each outstanding share of common stock was converted into one unit of common membership interest in the LLC (a “Unit”), and holders of shares of our common stock automatically received one Unit (which Unit was in book entry form) for each share of our common stock held by such

NEW YORK REIT LIQUIDATING LLC

FORM 10-K

DECEMBER 31, 2019

stockholder. Holders of our Units should note that unlike shares of our common stock, which, in addition to being listed on the NYSE, were freely transferable, Units are not listed for trading and generally are not transferable except by will, intestate succession or operation of law. Therefore, the recipients of Units will not have the ability to realize any value from these interests except from distributions made by the Company, the timing of which will be solely in the discretion of the Board of Managers. On October 26, 2018, the Board of Directors designated Randolph C. Read, P. Sue Perrotty, Craig T. Bouchard, Howard Goldberg and Joe C. McKinney, representing all the previous members of the Board, to serve as the initial members of the Board of Managers.

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

The dissolution process and the amount and timing of distributions to unitholders involves risks and uncertainties. Accordingly, it is not possible to predict the timing or aggregate amount which will be ultimately distributed to unitholders, and no assurance can be given that the distributions will equal or exceed the estimate of net assets presented in the Consolidated Statement of Net Assets. To date, liquidating distributions totaling $59.81 per common share have been paid.

Liquidation Plan

As of the date of this Annual Report on Form 10-K, all of our property related assets have been sold except our remaining interest in Worldwide Plaza. For purposes of liquidation accounting, our estimate of net assets in liquidation value assumes a sale of Worldwide Plaza at December 31, 2020 based on a value of $1.725 billion. These estimates are subject to change based on the actual timing of future asset sales.

The net assets in liquidation of $362.6 million at December 31, 2019 are presented on an undiscounted basis. Our current estimate of the liquidation value of investments in real estate includes Worldwide Plaza at $1.725 billion which is based on estimated cash flow projections utilizing appropriate discount and capitalization rates as well as available market information. Our venture partners have jointly developed and recommended a capital budget, which we have agreed to. The timing of the sale of the property, and the ultimate value we receive from the sale, are subject to change. The capital plan includes targeted capital improvements aimed at maintaining the institutional quality of the building and an appropriate allocation to allow for critical tenant lease renewals and rolls. In addition, capital will be available for new management to focus on repositioning the property as a more modern asset, with a corresponding program to rebrand and likely rename the building as well

NEW YORK REIT LIQUIDATING LLC

FORM 10-K

DECEMBER 31, 2019

as energizing and maximizing the potential of the retail and concourse space. We have set aside approximately $90.7 million from the refinancing proceeds to cover an estimate of our share of potential future leasing and capital costs at the property. To the extent the full $90.7 million reserve is not used, the balance is expected to be available for distribution to unitholders. Our joint venture partners have committed to contribute their pro-rata share of the budgeted capital investment. To date, all capital costs incurred at the property have been satisfied from operating cash flow of the property.

Management believes that the combined team of SL Green and RXR Realty will add the necessary talent, expertise and capital, along with the capital contributed by us, to bring this Class A asset with its investment grade tenant roster to its full potential. Management believes that implementation of the business plan for Worldwide Plaza will take at least two years and may take up to four years given the size of the building, which is a little over 2 million square feet, the scope and nature of the capital investment and to allow time for the critical milestones in leasing and asset repositioning to take place. Management’s estimate, like any estimate or projection, is subject to various assumptions and uncertainties including the joint venture’s ability to execute on the business plan, tenants paying their rental obligations, the equity capital and financing markets and New York City market conditions generally. There is no assurance that the joint venture will be successful in taking these various actions and that these actions will, in fact, result in any increase in the value of the property.

Current Activity

There were no sales during 2019.

Liquidity and Capital Resources

As of December 31, 2019, we had cash and cash equivalents of $7.7 million. Our total assets and undiscounted net assets in liquidation were $365.5 million and $362.8 million, respectively, at December 31, 2019.

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

Other Sources of Funds

During the year ended December 31, 2019 we received net distributions of $9.0 million in respect of our interest in Worldwide Plaza.

NEW YORK REIT LIQUIDATING LLC

FORM 10-K

DECEMBER 31, 2019

Principal Use of Funds

Capital Expenditures

As of December 31, 2019, we owned a 50.1% interest in the joint venture that owns Worldwide Plaza. In connection with the leasing of the property, the joint venture entered into agreements with its tenants to provide allowances for tenant improvements. These allowances require the joint venture to fund capital expenditures up to amounts specified in the lease agreements. Our share of capital expenditures during the year ended December 31, 2019 was funded from property cash flow.

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

Loan Obligations

We have no consolidated mortgage notes payable as of December 31, 2019.

As of December 31, 2019, we indirectly had debt of $601.2 million of unconsolidated mortgage debt reflecting our pro rata share of Worldwide Plaza’s total mortgage debt of $1.2 billion. The Worldwide Plaza mortgage debt matures in November 2027 and requires monthly interest only payments. Operating cash flow at the property is sufficient to cover the monthly debt service payments.

Cash Flows

Our level of liquidity based upon cash and cash equivalents decreased by approximately $10.1 million from $17.8 million at December 31, 2018 to $7.7 million at December 31, 2019.

The holders of Common Shares approved the Liquidation Plan on January 3, 2017, and we adopted the liquidation basis of accounting effective January 1, 2017. We did not make any acquisitions in new investments in 2019, and, in accordance with the Liquidation Plan, no further acquisitions are expected.

Our primary sources of non-operating cash flow for the year ended December 31, 2019 include:

•	$9.0 million net distributions in respect of our interest in Worldwide Plaza.

Our primary uses of non-operating cash flow for the year ended December 31, 2019 include:

•	$17.0 million for liquidating distributions to common shareholders.

Our primary sources of non-operating cash flow for the year ended December 31, 2018 include:

•	$255.0 million from the sale of our 333 West 34th Street property;

NEW YORK REIT LIQUIDATING LLC

FORM 10-K

DECEMBER 31, 2019

•	$47.0 million from the sale of our 306 East 61st Street property;

•	$41.0 million from the sale of the Viceroy Hotel;

•	$31.5 million from the sale of our 350 Bleecker Street and 367-387 Bleecker Street properties;

•	$31.0 million from the sale of our One Jackson Square property;

•	$30.5 million from the sale of our 2067-2073 Coney Island Avenue property;

•	$25.1 million from the sale of our 350 West 42nd Street property;

•	$11.2 million from the sale of our 416 Washington Street property;

•	$3.8 million from the sale of our 2091 Coney Island Avenue property; and

•	$3.5 million from the sale of our Centurion Parking Garage property.

Our primary uses of non-operating cash flow for the year ended December 31, 2018 include:

•	$471.8 million for liquidating distributions to common shareholders;

•	$215.5 million for principal repayments on our mortgage notes; and

•	$18.1 million for costs associated with the sale of properties.

Contractual Obligations

We did not have any contractual debt or lease obligations as of December 31, 2019.

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

Since of the adoption of liquidation basis accounting as of January 1, 2017, there are no results of operations. Subsequent to the adoption of the plan of liquidation, we have only one reporting and operating segment. Changes in the liquidation value of our assets are discussed below under Changes in Net Assets in Liquidation.

Occupancy and Leasing

See Item 2 (“Properties”)

Changes in Net Assets in Liquidation

Net assets in liquidation decreased by $9.8 million during the year ended December 31, 2019.

The reduction during the year ended December 31, 2019 was primarily due to liquidating distributions to common stockholders totaling $17.0 million and a $1.6 million decrease due to a remeasurement of estimated costs. The reduction in net assets was offset by a net increase of $8.8 million in the estimated liquidation value of the Company’s investment in Worldwide Plaza primarily related to estimated distributions from working capital and property operations.

NEW YORK REIT LIQUIDATING LLC

FORM 10-K

DECEMBER 31, 2019

The reduction during the year ended December 31, 2018 was primarily due to liquidating distributions to common stockholders totaling $471.8 million, a $9.0 million decrease in the estimated liquidation value of the Viceroy Hotel property based on the contract for sale, which was directly offset by a release of liability of $4.2 million associated with the termination of the Viceroy Hotel management agreement and a $1.1 million decrease due to a remeasurement of estimated costs. The reduction in net assets was offset by a net increase of $17.1 million in the estimated liquidation value of the Company’s investment in Worldwide Plaza primarily related to estimated distributions from working capital and property operations.

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

The net assets in liquidation at December 31, 2019, which are presented on an undiscounted basis, includes Worldwide Plaza valued at $1.725 billion which is based on estimated cash flow projections utilizing appropriate discount and capitalization rates as well as available market information in the accompanying consolidated financial statements, resulting in estimated future liquidating distributions of approximately $21.61 per unit. This estimate of liquidating distributions includes projections of costs and expenses to be incurred during the next 12 months and costs to dispose of the remaining investment in WWP. As of October 18, 2017, Worldwide Plaza is managed by a joint venture of SL Green and RXR Realty, two of the largest owner operators in New York City. We, along with our joint venture partners, are committed to investing significant additional capital into Worldwide Plaza to further improve and reposition the asset which we believe includes embedded opportunities to roll leases to increase the value of the property. Any increase in the future market value of Worldwide Plaza, if any, will be reflected in the Statement of Net Assets in liquidation as the specific actions related to the repositioning have been completed. Management’s estimate, like any estimate or projection, is subject to various assumptions and uncertainties including the joint venture’s ability to execute on the business plan, tenants paying their rental obligations, the equity capital and financing markets and New York City market conditions generally. There is no assurance that the joint venture will be successful in taking these various actions and that these actions will, in fact, result in an estimated increase in the value of the property.

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

Following the conversion, we are taxed as a partnership for federal and state income tax purposes. Accordingly, no provision or benefit for income taxes is made in the consolidated financial statements. All

NEW YORK REIT LIQUIDATING LLC

FORM 10-K

DECEMBER 31, 2019

distributions from the Liquidating LLC will be considered a return of capital for tax purposes. Unitholders will receive a Schedule K-1 from the Liquidating LLC annually reflecting their allocable share of the Liquidating LLC’s income, loss, gains and deductions.

Inflation

Many of Worldwide Plaza’s leases contain provisions designed to mitigate the adverse impact of inflation. These provisions generally increase rental rates during the terms of the leases either at fixed rates or indexed escalations (based on the Consumer Price Index or other measures). We may be adversely impacted by inflation on the leases that do not contain indexed escalation provisions.

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

In accordance with liquidation accounting, as of January 1, 2017, tenant and other receivables were adjusted to their net realizable values. We continually review tenant and other receivables to determine collectability. Any changes in the collectability of the receivables were reflected in the net realizable value of the receivable.

We owned certain properties with leases that included provisions for the tenant to pay contingent rental income based on a percent of the tenant’s sales upon the achievement of certain sales thresholds or other targets which may be monthly, quarterly or annual targets. Contingent rental income was not contemplated under liquidation accounting unless we had a reasonable basis to estimate future receipts.

Investment in Unconsolidated Joint Venture

We account for our investment in unconsolidated joint venture under the equity method of accounting because the Company exercises significant influence over, but does not control the entity and is not considered to be the primary beneficiary.

The investment in unconsolidated joint venture is recorded at its liquidation value, or net realizable value, which is comprised of an estimate of the expected sale proceeds upon disposition plus the estimated net cash flow from the venture during the liquidation period. We evaluate the net realizable value of its unconsolidated

NEW YORK REIT LIQUIDATING LLC

FORM 10-K

DECEMBER 31, 2019

joint venture at each reporting period. Any changes in net realizable value will be reflected as a change in our net assets in liquidation. The liquidation value of our remaining investment in Worldwide Plaza as of December 31, 2019 is based on estimated cash flow projections utilizing appropriate discount and capitalization rates as well as available market information.

Derivative Instruments

We used derivative financial instruments to hedge the interest rate risk associated with a portion of our borrowings. The principal objective of such agreements was to minimize the risks and costs associated with our operating and financial structure as well as to hedge specific anticipated transactions. As of December 31, 2019, we did not hold any derivative instruments.

Recent Accounting Pronouncement

There are no new accounting pronouncements that are applicable or relevant to the Company under the liquidation basis of accounting.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As of December 31, 2019, we had $601.2 million of unconsolidated mortgage debt reflecting our pro rata share of Worldwide Plaza’s total mortgage debt of $1.2 billion. This debt consisted of fixed-rate secured mortgage notes payable. Changes in market interest rates have no impact on interest due on the notes.

Item 8. Financial Statements and Supplementary Data.

The information required by this Item 8 is hereby incorporated by reference to our consolidated financial statements and the notes thereto beginning on page 47 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Board of Managers, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2019. Based on such evaluation, the Company’s Board of Managers have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective.

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

NEW YORK REIT LIQUIDATING LLC

FORM 10-K

DECEMBER 31, 2019

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

As of December 31, 2019, the Company’s management conducted an assessment of the effectiveness of Company’s internal control over financial reporting. The Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013) in “Internal Control—Integrated Framework.”

Based on that assessment and those criteria, management has maintained and concluded that our internal control over financial reporting was effective as of December 31, 2019.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2019, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

On March 12, 2019, our Board of Managers resolved to make amendments to our Code of Ethics primarily to reflect our conversion to a limited liability company governed by a Board of Managers.

NEW YORK REIT LIQUIDATING LLC

FORM 10-K

DECEMBER 31, 2019

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Managers of the Company.

The following table represents certain information with respect to our managers and executive officers as of the date of this Annual Report on Form 10-K:

Name	Age	Postion Held
Randolph C. Read	67	Chairman of the Board, Manager
P. Sue Perrotty	66	Manager
Craig T. Bouchard	66	Manager
Joe C. McKinney	73	Manager
Howard Goldberg	74	Manager
John Garilli	55	Chief Executive Officer, President,
		Chief Financial Officer, Treasurer and Secretary

Randolph C. Read, Manager and Non-Executive Chairman of the Board of Managers – Mr. Read has served as our manager and non-executive chairman of the Board of Managers since November 2018. Mr. Read served as an independent director of our Predecessor, New York REIT, Inc., from December 2014 to November 2018, including as non-executive chairman of its board of directors from June 2015 to November 2018. Mr. Read has been president and chief executive officer of Nevada Strategic Credit Investments, LLC since 2009. Mr. Read has served since June 2018 as an independent director of SandRidge Energy, Inc. and since August 2019 as an independent director of Luby’s, Inc. Mr. Read served as an independent director of Business Development Corporation of America from December 2014 to June 2018. Mr. Read also served as an independent director of Business Development Corporation of America II from December 2014 until its liquidation and dissolution in December 2015. Mr. Read served as an independent and the non-executive chairman of the board of directors of Healthcare Trust, Inc., a real estate investment trust, from February 2015 to October 2016. Mr. Read has previously served as president of a variety of other companies and has previously served on a number of public and private company boards. Mr. Read is admitted as a Certified Public Accountant and has an MBA in Finance from the Wharton Graduate School of the University of Pennsylvania and a BS from Tulane University.

It is believed that Mr. Read’s significant business experience as a director and an executive officer of entities in a variety of industries, as well as capital markets, governance, and operations, in addition to his knowledge, financial expertise and key leadership qualities and roles, including his experience as non-executive chairman of our Predecessor’s board of directors and on a number of public and private company boards, make him well qualified to serve as a member and chairman of our Board of Managers.

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

NEW YORK REIT LIQUIDATING LLC

FORM 10-K

DECEMBER 31, 2019

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

Craig T. Bouchard, Manager—Mr. Bouchard has served as a manager since November 2019. Previously, Mr. Bouchard served as an independent director of our Predecessor from October 2016 through November 2019 and served on the nominating and corporate governance committee and the conflicts committee. Mr. Bouchard served as the Chairman of the Board and Chief Executive Officer of Braidy Industries, Inc. until January 28, 2020. Mr. Bouchard served as the Chairman of the Board and Chief Executive Officer of Real Industry, Inc. (NASDAQ: RELY) from June 2013 to August 2016. Mr. Bouchard is a New York Times Best Selling Author, having co-authored a book on corporate management, “The Caterpillar Way: Lessons in Leadership, Growth and Stockholder Value,” Copyright 2013, (McGraw Hill, November 2013). In 2010, Mr. Bouchard founded Shale-Inland, LLC; a leading distributor of stainless steel pipe, valves and fittings, and stamped and fabricated parts to the United States energy industry. Mr. Bouchard served as the Chief Executive Officer and later as the Chairman of the Board of Shale-Inland through 2012. Before founding Shale-Inland, in 2004, Mr. Bouchard co-founded and was the President and Vice Chairman of the Board of the steel company Esmark, Inc. (NASDAQ: ESMK). Prior to that, Mr. Bouchard was the Global Head of Derivatives Trading at the First National Bank of Chicago, where his career spanned 19 years. Mr. Bouchard is currently a member of the Leadership Board of the Department of Athletics at Duke University. Mr. Bouchard served on the Board of Trustees of Boston University and on the Foundation of the University of Montana. Mr. Bouchard holds a Bachelor of Arts degree from Illinois State University, a Master of Economics degree from Illinois State University, and a Master of Business Administration degree from the University of Chicago.

Mr. Bouchard is qualified to serve on our Board of Managers based on his extensive experience and knowledge developed through his service as an executive and in corporate management, including his service on our Predecessor’s board of directors.

Joe C. McKinney, Manager – Mr. McKinney has served as a manager since November 2018. Previously, Mr. McKinney served as an independent director of our Predecessor from January 2017 until November 2018. Mr. McKinney was a member of the Audit Committee of our Predecessor, serving as Chair of the Audit Committee from June 2017 until November 2018, and was a member of the Compensation Committee of our

NEW YORK REIT LIQUIDATING LLC

FORM 10-K

DECEMBER 31, 2019

Predecessor. Mr. McKinney has been Vice-Chairman of Broadway National Bank, a locally owned and operated San Antonio-based bank, since October 2002. He formerly served as Chairman of the Board of Directors and Chief Executive Officer of JPMorgan Chase Bank-San Antonio from November 1987 until his retirement in March 2002. Mr. McKinney has been an independent director of Luby’s Inc. (NYSE) since January 2003 and is Chairman of its Finance and Audit Committee, a member of its Nominating and Corporate Governance Committee, member of the Compensation Committee and a member of the Special Committee. He is a director of Broadway National Bank and Broadway Bancshares, Inc. He was a director of USAA Real Estate Company from September 2004 through November 2016. He served on the Board of Directors of USIR III (related to USAA Real Estate Company) from February 2018 until June 2018. He was a director of US Global Investor Funds from 2008 to 2015 where he was Chairman of the Audit Committee. He was a director of Prodigy Communications Corporation from January 2001 to November 2001, when the company was sold to SBC Communications, Inc., and served on its Special Shareholder Committee and Audit and Compensation Committee. Mr. McKinney graduated from Harvard University in 1969 with a Bachelor of Arts in Economics, and he graduated from the Wharton Graduate School of the University of Pennsylvania in 1973 with a Master of Business Administration in Finance.

Mr. McKinney is qualified to serve on our Board of Managers based on his extensive experience and knowledge developed through his longstanding service in the banking industry and his service on our Predecessor’s board of directors.

Howard Goldberg, Manager—Mr. Goldberg has served as a manager since November 2018. Previously, Mr. Goldberg served as an independent director of our Predecessor and as a member of our Predecessor’s Compensation Committee from March 2017 until November 2018. Mr. Goldberg has been a private investor in both real estate and start-up companies and has provided consulting services to start-up companies since 1999. From 1994 through 1998, Mr. Goldberg served as President, CEO and board member of Player’s International, a publicly traded company in the gaming business prior to its sale to Harrah’s Entertainment Inc. From 2003 through 2005, Mr. Goldberg served as a part-time consultant to Laser Lock Technologies, Inc., LLTI.OB, a publicly traded development stage company engaged in the development and marketing of technologies for the prevention of product and document counterfeiting and electronic article surveillance. Mr. Goldberg currently serves as a Board member and member of the executive committee of VRME, a successor to LLTI. From 1995 through 2000, Mr. Goldberg served on the Board of Directors and Audit Committee of Imall Inc., a publicly traded company that provided on-line shopping prior to its sale to Excite-at-Home. Mr. Goldberg served as a member of the Board of Directors and the Audit Committee of the Shelbourne Entities from August 2002 until their liquidation in April 2004. Mr. Goldberg served as a member of the Board of Trustees of Winthrop Realty Trust, a publicly traded real estate investment trust, from December 2003 to August 2016 when Winthrop’s assets were transferred to a liquidating trust. Mr. Goldberg was a member of Winthrop’s Audit Committee and Nominating and Corporate Governance Committee and was its lead independent trustee. Mr. Goldberg served as a trustee for Winthrop Realty Liquidating Trust from August 2016 to December 2019, the date of its final liquidation. Mr. Goldberg has a law degree from New York University and was previously the managing partner of a New Jersey law firm where he specialized in gaming regulatory law and real estate from 1970 through 1994.

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

NEW YORK REIT LIQUIDATING LLC

FORM 10-K

DECEMBER 31, 2019

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

Audit Committee

Due to the limited operations and level of activity, which primarily includes the sale of our remaining asset and the payment of outstanding obligations, we do not have an audit committee or other committee that performs similar functions and, consequently, have not designated an audit committee financial expert. Nonetheless, we believe that each of Joe C. McKinney, S. Portia Perrotty, Craig T. Bouchard and Randolph C. Read satisfies the definition of an audit committee financial expert set forth in Item 407(d) of Regulation S-K.

Code of Ethics

Our Board of Managers has adopted a Code of Ethics (the “Code of Ethics”) which is applicable to our managers, officers and employees (with respect to employees, if applicable in the future). The Code of Ethics covers topics including, but not limited to, conflicts of interest, confidentiality of information, full and fair disclosure, reporting of violations and compliance with laws and regulations. Our Advisor and its employees are subject to a separate code of ethics.

The Code of Ethics can be obtained without charge, upon request, by writing to our secretary at: New York REIT Liquidating LLC, 7 Bulfinch Place, Suite 500, Boston, MA 02114, Attention: John Garilli, Secretary. A waiver of the Code of Ethics may be made only by our Board of Managers and will be promptly disclosed to the extent required by law.

Item 11. Executive Compensation

We have no employees. Our Advisor performs our day-to-day management functions. For 2019, our only named executive officer is Mr. Garilli. Mr. Garilli serves as our Chief Executive Officer, President, Chief Financial Officer, Treasurer and Secretary. Mr. Garilli is an employee of the Advisor and does not receive any compensation directly from us for serving as our executive officer. We do not reimburse our Advisor or its affiliates for salaries, bonuses or benefits incurred by these entities and paid to our named executive officers.

See “Certain Relationships and Related Transactions and Director Independence” in Part III, Item B for a discussion of fees payable and expenses reimbursable to the Advisor, the Property Manager, the Former Advisor and the Prior Property Manager and their affiliates under our agreements with them.

We did not determine the compensation payable to our named executive officers by our Advisor or its affiliates during the year ended December 31, 2019 and likewise did not determine the compensation payable to these persons by our Former Advisor or its affiliates. As a result, we do not have, and our Board of Managers has not considered a compensation policy or program for executive officers. Accordingly, we have not included in this Annual Report on Form 10-K a “Compensation Discussion and Analysis,” a report with respect to executive compensation or a ratio of the compensation of our Chief Executive Officer or our median employee.

NEW YORK REIT LIQUIDATING LLC

FORM 10-K

DECEMBER 31, 2019

Compensation of Executive Officers

The following table, footnotes and related narrative summarizes the “total compensation” earned by the named executive officers for services rendered to the Company for each of the fiscal years ended December 31, 2019, 2018 and 2017 during which such individuals were designated as named executive officers:

Name and Principal Position	Year	Salary	Total
John Garilli,	2019	$—	$—
Chief Executive Officer, President and	2018	—	—
Chief Financial Officer	2017	—	—
Wendy Silverstein,	2019	$—	$—
Former Chief Executive Officer and	2018	467,000	467,000
President (1)	2017	—	—

(1)	On July 13, 2018, Ms. Silverstein resigned as our Chief Executive Officer and President, and John Garilli was elected to those positions on the same date.

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

As of December 31, 2019, there were no unvested restricted shares outstanding under the RSP. Restricted shares could not, in general, be sold or otherwise transferred until the restrictions were removed and the shares had vested. Holders of restricted shares were entitled to receive cash distributions prior to the time that the restrictions on the restricted shares had lapsed.

The vesting terms of awards under the RSP were as described in the relevant award agreement. The RSP was terminated upon conversion to the Liquidating LLC.

NEW YORK REIT LIQUIDATING LLC

FORM 10-K

DECEMBER 31, 2019

Compensation of Managers

The following table sets forth information regarding compensation of managers who served as members of our Board of Managers during the year ended December 31, 2019:

Name	Fees Paid in Cash (1)	Total Compensation
Craig Bouchard	$103,250	$103,250
P. Sue Perrotty	103,250	103,250
Randolph C. Read	172,083	172,083
Joe McKinney	103,250	103,250
Howard Goldberg	103,250	103,250

(1)

Represents fees paid to our managers during the year ended December 31, 2019 for services rendered from November 8, 2018 through December 31, 2019. Fees earned by our managers for their services are paid quarterly in advance.

We engaged an independent consultant, Pearl Meyer & Partners, LLC, to provide market data and advice regarding compensation of our Managers. The Board of Managers determined that, beginning in November 2018, each Manager will receive $7,500 per month for his or her services as a Manager of the Liquidating LLC with the non-executive chair receiving an additional monthly fee of $5,000.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of December 31, 2019 by:

•	each person known by us to be the beneficial owner of more than 5.0% of the outstanding Units;

•	each of our Managers and named executive officers; and

•	all of our Managers and executive officers as a group.

NEW YORK REIT LIQUIDATING LLC

FORM 10-K

DECEMBER 31, 2019

Except as otherwise indicated, each unitholder listed below has sole voting and investment power with respect to the Units beneficially owned by them, subject to applicable community property laws. As of February 29, 2020, there were 16,791,769 Units outstanding.

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

NEW YORK REIT LIQUIDATING LLC

FORM 10-K

DECEMBER 31, 2019

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

To our knowledge, based solely on our review of the copies of such reports furnished to us and written representations that no other reports were required during the year ended December 31, 2019, all Section 16(a) filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were timely satisfied.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Effective March 7, 2017, the Winthrop Advisor was hired as the Predecessor’s advisor. The Winthrop Advisor continues to serve as the advisor to the Liquidating LLC.

Mr. Garilli was elected as our Predecessor’s Chief Financial Officer in March 2017. On July 12, 2018, Mr. Garilli was elected as Chief Executive Officer and President while maintaining his other executive positions of the Predecessor. Mr. Garilli is employed by an affiliate of the Winthrop Advisor and holds an indirect ownership interest in the Winthrop Advisor.

Advisor

From March 8, 2017 until November 2018, the Winthrop Advisor managed the day-to-day operations of our Predecessor pursuant to the Advisory Agreement. The Winthrop Advisor currently manages the day-to-day operations of the Company. The services provided by the Winthrop Advisor include: (i) serving as our investment and financial advisor; (ii) performing and supervising the various administrative functions necessary for the day-to-day management of our operations, including providing personnel necessary to perform such services; (iii) engaging and conducting business with consultants, accountants, lenders, attorneys, brokers and other service providers and overseeing the performance of services; (iv) overseeing acquisitions and dispositions of investments and recommending acquisitions and dispositions of investments to our Board of Managers; (v) arranging for financings and refinancings; (v) overseeing and managing our existing investments; (vi) managing accounting and other record-keeping functions; (vii) preparing and filing all reports required to be filed by it with the SEC, the IRS and other regulatory agencies; (viii) maintaining our compliance with the Sarbanes-Oxley Act; and (ix) monitoring compliance with our corporate-level and property-level indebtedness.

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

NEW YORK REIT LIQUIDATING LLC

FORM 10-K

DECEMBER 31, 2019

The following table sets forth the various fees and expenses paid by us to the Winthrop Advisor during the year ended December 31, 2019:

Asset Management Fees	$1,400,000

Advisory Agreement – Advisor

On December 19, 2016 the Predecessor entered into an agreement (the “Advisory Agreement”) with Winthrop Advisor, pursuant to which Winthrop Advisor served as the Predecessor’s exclusive advisor with respect to all matters primarily related to any plan of liquidation and dissolution of the Company and as a consultant to the Board of Directors on certain other matters during the period from January 3, 2017 through March 7, 2017 and is serving as exclusive advisor to the Company from and after March 8, 2017.

The Predecessor and the Winthrop Advisor entered into a second amendment to the Advisory Agreement on June 8, 2018 and a third amendment to the Advisory Agreement on August 7, 2018, and the revised terms on the Advisory Agreement following these amendments are described below.

The term of the Advisory Agreement ended on the earlier of the effective date of the conversion of the Predecessor to a liquidating entity (the “Liquidation Date”), or December 6, 2018, six months from the date of the second amendment, subject to automatic one-month renewal periods on the expiration of the term or any renewal term, unless terminated by a majority of the Board of Managers or the Winthrop Advisor, upon written notice 45 days before the expiration of the term or any renewal term and will automatically terminate at the effective time of the final disposition of the assets held by the Liquidating LLC. The Advisory Agreement may be terminated upon 15 days written notice by a majority of the Board of Managers if our chief executive officer resigns or is otherwise unavailable to serve as the Predecessor’s chief executive officer for any reason and the Winthrop Advisor has not proposed a new chief executive officer acceptable to a majority of the Board of Managers. On July 12, 2018, the Company’s independent directors voted unanimously to appoint John Garilli as Chief Executive Officer upon the resignation of Wendy Silverstein from the position and accordingly did not exercise the Company’s right to terminate the Advisory Agreement.

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

In connection with the adoption of liquidation accounting, the Company accrues costs it expects to incur through the end of liquidation. As of December 31, 2019, the Company has accrued asset management fees and compensation reimbursements totaling $1.4 million payable to Winthrop Advisor representing management’s estimate of future asset management fees to final liquidation, provided there is no assurance that the contract will continue to be extended at the same terms, if at all. This amount is included in estimated costs in excess of estimated receipts during liquidation.

In connection with the payment of (i) any distributions of money or other property by the Company to its stockholders or unitholders during the term of the Current Advisory Agreement and (ii) any other amounts paid

NEW YORK REIT LIQUIDATING LLC

FORM 10-K

DECEMBER 31, 2019

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

Item 14. Principal Accounting Fees and Services.

KPMG LLP has been selected to serve as our independent registered public accounting firm to audit our consolidated financial statements for the year ending December 31, 2019. KPMG LLP reports directly to our Board of Managers. The Board of Managers participated in and approved the decision to appoint KPMG LLP.

Audit Fees

Audit fees charged by KPMG LLP related to the audits of our consolidated financial statements for the years ended December 31, 2019 and 2018 were $375,000 and $625,000, respectively, which were incurred during the year ended December 31, 2019 and 2018, respectively.

Audit Related Fees

There were no audit related fees billed by KPMG LLP for the years ended December 31, 2019 and 2018.

Tax Fees

There were no tax fees billed by KPMG for the years ended December 31, 2019 and 2018.

All Other Fees

There were no other fees billed by KPMG LLP for the years ended December 31, 2019 or 2018.

NEW YORK REIT LIQUIDATING LLC

FORM 10-K

DECEMBER 31, 2019

PART IV

Item 15. Exhibits and Financial Statement Schedules.

The following are filed as part of this Annual Report on Form 10-K:

		Page Number

1.	Financial Statements – Part II, Item 8, Financial Statement and Supplementary Data	23

2.	Financial Statement schedules:
	Schedule III – Real Estate and Accumulated Depreciation	72

3.	Exhibits: See accompanying Exhibit Index	47

NEW YORK REIT LIQUIDATING LLC

FORM 10-K

DECEMBER 31, 2019

EXHIBIT INDEX

The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2019 (and are numbered in accordance with Item 601 of Regulation S-K):

Exhibit No.	Description

2.1 (7)	Plan of Liquidation

2.2 (8)	Amendment to Plan of Liquidation

3.1 (4)	Articles of Conversion of New York REIT, Inc.

3.2 (4)	Certificate of Conversion of New York REIT, Inc.

3.3 (4)	Certificate of Formation of New York REIT Liquidating LLC

3.4 (4)	Limited Liability Company Agreement of New York Liquidating LLC, dated as of November 7, 2018

10.1 (1)	Agreement, dated as of December 19, 2016, by and among New York REIT, Inc., New York Recovery Operating Partnership, L.P. and Winthrop REIT Advisors LLC

10.2 (2)	Membership Interest Purchase Agreement, dated as of September 14, 2017, between ARC NYWWPJV001, LLC and WWPJV LLC

10.3 (2)	Consent Agreement, dated as of September 14, 2017 between New York REIT, Inc. and WWP Sponsor LLC

10.4 (3)	Third Amended and Restated Limited Liability Company Agreement of WWP Holdings, LLC dated October 18, 2017

10.5 (5)	Amendment No. 2 to Advisory Agreement, dated as of June 6, 2018, among New York REIT, Inc., New York Recovery Operating Partnership, L.P. and Winthrop REIT Advisors LLC

10.6 (6)	Amendment No. 3 to Advisory Agreement dated as of August 7, 2018, among New York REIT Inc., New York Recovery Operating Partnership, L.P. and Winthrop REIT Advisors LLC

10.7 (9)	Indemnification Agreement dated November 13, 2018, between New York REIT Liquidating LLC and Randolph C. Read

10.8 (9)	Indemnification Agreement dated November 13, 2018, between New York REIT Liquidating LLC and Craig T. Bouchard

10.9 (9)	Indemnification Agreement dated November 13, 2018, between New York REIT Liquidating LLC and Joe C. McKinney

10.10 (9)	Indemnification Agreement dated November 13, 2018, between New York REIT Liquidating LLC and Howard A. Goldberg

10.11 (9)	Indemnification Agreement dated November 13, 2018, between New York REIT Liquidating LLC and P. Sue Perrotty

10.12 (9)	Indemnification Agreement dated November 13, 2018, between New York REIT Liquidating LLC and John Garilli

21.1 *	Subsidiaries of New York REIT Liquidating LLC

23.1 *	Consent of KPMG LLP

31.1 *	Certification of the Principal Executive Officer and Principal Financial Officer of New York REIT Liquidating LLC pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

NEW YORK REIT LIQUIDATING LLC

FORM 10-K

DECEMBER 31, 2019

Exhibit No.	Description

32.1 *	Written statement of the Principal Executive Officer and Principal Financial Officer of New York REIT Liquidating LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 *	XBRL (eXtensible Business Reporting Language). The following materials from New York REIT Liquidating LLC’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statements of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

*	Filed herewith
(1)	Filed as an exhibit to New York REIT, Inc.’s Current Report on Form 8-K filed with the SEC on December 19, 2016.
(2)	Filed as an exhibit to New York REIT, Inc.’s Current Report on Form 8-K filed with the SEC on September 14, 2017.
(3)	Filed as an exhibit to New York REIT, Inc.’s Annual Report on Form 10-K filed with the SEC on March 2, 2018.
(4)	Filed as an exhibit to New York REIT Liquidating LLC’s Current Report on 8-K filed with the SEC on November 7, 2018.
(5)	Filed as an exhibit to New York REIT Liquidating LLC’s Current Report on 8-K filed with the SEC on June 11, 2018.
(6)	Filed as an exhibit to New York REIT Inc.’s Quarterly Report on Form 10-Q filed with the SEC on October 20, 2018.
(7)	Filed as an exhibit to New York REIT Inc.’s Definitive Proxy Statement filed with the SEC on December 21, 2016.
(8)	Filed as an exhibit to New York REIT Inc.’s Current Report on Form 8-K filed with the SEC on September 14, 2017.
(9)	Filed as an exhibit to New York REIT Liquidating LLC’s Annual Report on Form 10-K filed with the SEC on March 15, 2019.

NEW YORK REIT LIQUIDATING LLC

FORM 10-K

DECEMBER 31, 2019

Item 16. Form 10-K Summary.

Not applicable.

NEW YORK REIT LIQUIDATING LLC

FORM 10-K

DECEMBER 31, 2019

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 16th day of March 2020.

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

/s/ Randolph C. Read Randolph C. Read	Manager	March 10, 2020

/s/ P. Sue Perrotty P. Sue Perrotty	Manager	March 4, 2020

/s/ Craig T. Bouchard Craig T. Bouchard	Manager	March 12, 2020

/s/ Joe C. McKinney Joe C. McKinney	Manager	March 5, 2020

/s/ Howard Goldberg Howard Goldberg	Manager	March 5, 2020

NEW YORK REIT LIQUIDATING LLC

Report of Independent Registered Public Accounting Firm

To the Unitholders and Board of Managers

New York REIT Liquidating LLC:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of net assets (liquidation basis) of New York REIT Liquidating LLC and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of changes in net assets (liquidation basis) for each of the years in the three-year period ended December 31, 2019, and the related notes and financial statement schedule III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the net assets in liquidation of the Company as of December 31, 2019 and 2018, and the changes in its net assets in liquidation for each of the years in the three-year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

Liquidation Basis

As discussed in Notes 1 and 3 to the consolidated financial statements, the stockholders of the Company approved a plan of liquidation on January 3, 2017, and the Company commenced liquidation shortly thereafter. As a result, the Company has changed its basis of accounting for periods subsequent to December 31, 2016 from the going-concern basis to a liquidation basis.

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

/s/ KPMG LLP We have served as the Company’s auditor since 2015.

New York, New York
March 16, 2020

NEW YORK REIT LIQUIDATING LLC

CONSOLIDATED STATEMENTS OF NET ASSETS (LIQUIDATION BASIS)

AS OF DECEMBER 31, 2019 and 2018

(in thousands)

	December 31, 2019	December 31, 2018
Assets
Investment in unconsolidated joint venture	$265,516	$265,671
Cash and cash equivalents	7,650	17,777
Restricted cash held in escrow	92,302	92,884
Accounts receivable	60	121

Total Assets	$365,528	$376,453

Liabilities
Liability for estimated costs in excess of estimated receipts during liquidation	$2,348	$3,208
Accounts payable, accrued expenses and other liabilities	389	689

Total Liabilities	2,737	3,897

Commitments and Contingencies
Net assets in liquidation	$362,791	$372,556

The accompanying notes are an integral part of these consolidated financial statements.

NEW YORK REIT LIQUIDATING LLC

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(LIQUIDATION BASIS)

FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017

(in thousands)

	December 31, 2019	December 31, 2018	December 31, 2017
Net assets in liquidation, beginning of period	$372,556	$833,113	$1,552,926
Changes in net assets in liquidation:
Changes in liquidation value of investments in real estate	—	(9,000)	(143,025)
Changes in liquidation value of investment in unconsolidated joint venture	8,826	17,113	16,051
Remeasurement of assets and liabilities	(1,631)	3,201	(78,005)
Remeasurement of non-controlling interest	—	—	707

Net increase (decrease) in liquidation value	7,195	11,314	(204,272)
Liquidating distributions to unitholders/common stockholders	(16,960)	(471,871)	(515,541)

Changes in net assets in liquidation	(9,765)	(460,557)	(719,813)

Net assets in liquidation, end of period	$362,791	$372,556	$833,113

The accompanying notes are an integral part of these consolidated financial statements

.

NEW YORK REIT LIQUIDATING LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019, 2018 AND 2017

Note 1—Organization

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

On August 22, 2016, the Predecessor’s Board of Directors approved a plan of liquidation to sell in an orderly manner all or substantially all of the assets of the Predecessor and its OP and to liquidate and dissolve the Predecessor and the OP (the “Liquidation Plan”), subject to stockholder approval. The Liquidation Plan was approved at a special meeting of stockholders on January 3, 2017. All of the assets held by the OP have been sold and the OP was dissolved prior to the conversion to a liquidating entity on November 7, 2018.

As of December 31, 2019, the Company’s only significant assets are a 50.1% equity interest in WWP Holdings LLC (“WWP”) which owns one property aggregating 2.0 million rentable square feet, with an average occupancy of 97.4%, and a $90.7 million cash reserve to be utilized for improvements at the property owned by WWP. The property at December 31, 2019 consisted of office space, retail space and a garage representing 88%, 5% and 7%, respectively, of rentable square feet as of December 31, 2019.

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

Note 2—Liquidation Plan

The Liquidation Plan provides for an orderly sale of the Company’s assets, payment of the Company’s liabilities and other obligations and the winding down of operations and dissolution of the Company. The Predecessor was not, and the Company is not, permitted to make any new investments except to make protective

NEW YORK REIT LIQUIDATING LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019, 2018 AND 2017

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

In October 2018, the Predecessor announced the withdrawal of its common stock from listing on the NYSE in connection with the conversion. November 2, 2018 was the last day on which Common Shares were traded on the NYSE and the stock transfer books were closed as of 4:00 p.m. (Eastern Time) on such date. At the effective time of the conversion, each outstanding share of common stock was converted into one unit of common membership interest in the limited liability company (a “Unit”), and holders of Common Shares automatically received one Unit (which Unit was in book entry form) for each share of our common stock held by such stockholder. Holders of Units should note that unlike Common Shares, which, in addition to being listed on the NYSE, were freely transferable, Units are not listed for trading and generally are not transferable except by will, intestate succession or operation of law. Therefore, the recipients of Units will not have the ability to realize any value from these interests except from distributions made by the Company, the timing of which will be solely in the discretion of the Board of Managers. On October 26, 2018, the Board of Directors designated Randolph C. Read, P. Sue Perrotty, Craig T. Bouchard, Howard Goldberg and Joe C. McKinney, representing all the previous members of the Board of Directors, to serve as the initial members of the Board of Managers.

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

DECEMBER 31, 2019, 2018 AND 2017

Note 3—Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements of the Company were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All intercompany accounts and transactions have been eliminated in consolidation.

Liquidation Basis of Accounting

As a result of the approval of the Liquidation Plan by the stockholders, the Company adopted the liquidation basis of accounting as of January 1, 2017 and for the periods subsequent to December 31, 2016 in accordance with GAAP. Accordingly, on January 1, 2017, the carrying value of the Company’s assets were adjusted to their liquidation value, which represented the estimated amount of cash that the Company expected to collect on disposal of assets as it carried out its liquidation activities under the Liquidation Plan. All properties have been sold except the remaining interest in Worldwide Plaza. For purposes of liquidation accounting, the Company’s estimate of net assets in liquidation value assumes a sale of Worldwide Plaza at December 31, 2020. The actual timing of sale has not yet been determined and is subject to future events and uncertainties. These estimates are subject to change based on the actual timing of sale of the Company’s remaining property.

Liabilities are carried at their contractual amounts due as adjusted for the timing and other assumptions related to the liquidation process.

The Company accrues costs and revenues that it expects to incur and earn as it carries out its liquidation activities through the end of the projected liquidation period to the extent it has a reasonable basis for estimation. Estimated costs expected to be incurred through the end of the liquidation period included budgeted property expenses and corporate overhead, costs to dispose of the properties, mortgage interest expense, costs associated with satisfying known and contingent liabilities and other costs associated with the winding down and dissolution of the Company. Revenues are based on in-place leases plus management’s estimates of revenue upon re-lease based on current market assumptions. These amounts are classified as a liability for estimated costs in excess of estimated receipts during liquidation on the Consolidated Statement of Net Assets. Actual costs and revenues may differ from amounts reflected in the consolidated financial statements due to the inherent uncertainty in estimating future events. These differences may be material. See Note 4 for further discussion. Actual costs incurred but unpaid as of December 31, 2019 and 2018 are included in accounts payable, accrued expenses and other liabilities on the Consolidated Statements of Net Assets.

As a result of the change to the liquidation basis of accounting, the Company no longer presents a Consolidated Balance Sheet, a Consolidated Statement of Operations and Comprehensive Income (Loss), a Consolidated Statement of Changes in Equity or a Consolidated Statement of Cash Flows.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and consolidated joint venture arrangements in which the Company has controlling financial interests, either through voting or similar rights or by means other than voting rights if the Company is the primary beneficiary of a variable interest entity (“VIE”). The portions of any consolidated joint venture arrangements not owned by the Company would be presented as noncontrolling interests. There were no consolidated joint venture arrangements at December 31, 2019 or 2018. All inter-company accounts and transactions have been eliminated in consolidation.

The Company evaluates its relationships and investments to determine if it has variable interests in a VIE. A variable interest is an investment or other interest that will absorb portions of an entity’s expected losses or receive portions of the entity’s expected residual returns. If the Company determines that it has a variable interest

NEW YORK REIT LIQUIDATING LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019, 2018 AND 2017

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

The Company continually evaluates the need to consolidate its joint venture. In determining whether the Company has a controlling interest in a joint venture and the requirement to consolidate the accounts of that entity, management considers factors such as ownership interest, power to make decisions and contractual and substantive participating rights of the partners or members as well as whether the entity is a VIE for which the Company is the primary beneficiary.

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

The liquidation value of investments in real estate was based on a number of factors including discounted cash flow and direct capitalization analyses, detailed analysis of current market comparables and broker opinions of value, and binding purchase offers to the extent available. All of the Company’s investments in real estate were sold prior to December 31, 2018.

Cash and Cash Equivalents

Cash and cash equivalents include cash in bank accounts as well as investments in highly-liquid money market funds with original maturities of three months or less. As of December 31, 2019 and 2018, $7.1 million and $6.2 million, respectively was held in money market funds with the Company’s financial institutions.

The Company deposits cash with high-quality financial institutions. These deposits are guaranteed by the Federal Deposit Insurance Company (the “FDIC”) up to an insurance limit. The Company’s cash balances

NEW YORK REIT LIQUIDATING LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019, 2018 AND 2017

fluctuate throughout the year and may exceed insured limits from time to time. Although the Company bears risk to amounts in excess of those insured by the FDIC, it does not anticipate any losses as a result.

Restricted Cash

At December 31, 2019 and 2018, restricted cash primarily consists of the $90.7 million capital improvement reserve for Worldwide Plaza and $1.4 million being held in escrow in connection with the sale of the Viceroy Hotel (the “Viceroy Escrow”). The Viceroy Escrow was established from proceeds of the sale of the Viceroy Hotel and was required to cover a potential seller’s obligation to fund any shortfalls to the New York Hotel Pension Fund should the purchaser of the property withdraw from the Pension Fund without fully funding the then outstanding shortfall due the Pension Fund.

Investment in Unconsolidated Joint Venture

The Company accounts for its investment in unconsolidated joint venture under the equity method of accounting because the Company exercises significant influence over, but does not control the entity and is not considered to be the primary beneficiary.

The investment in unconsolidated joint venture is recorded at its liquidation value, or net realizable value, which is comprised of an estimate of the expected sale proceeds upon disposition plus the estimated net income from the venture during the liquidation period. The Company evaluates the net realizable value of its unconsolidated joint venture at each reporting period. Any changes in net realizable value will be reflected as a change in the Company’s net assets in liquidation. The liquidation value of the Company’s remaining investment in Worldwide Plaza as of December 31, 2019 is based on estimated cash flow projections utilizing appropriate discount and capitalization rates as well as available market information.

Derivative Instruments

The Company periodically used derivative financial instruments to hedge the interest rate risk associated with a portion of its borrowings. The principal objective of such agreements was to minimize the risks and costs associated with the Company’s operating and financial structure as well as to hedge specific anticipated transactions. As of December 31, 2019 and 2018, the Company did not hold any derivative instruments.

Revenue Recognition

Under liquidation accounting, the Company accrued all revenue that it expected to earn through the end of liquidation to the extent it had a reasonable basis for estimation. Revenues were accrued based on contractual amounts due under the leases in place over the estimated holding period of each asset. To the extent that the estimated holding period for a particular asset was revised and exceeded management’s original planned liquidation period, the Company limited its estimate of future revenue as of the current reporting date to include only the period originally projected due to the inability to reliably estimate such future revenue beyond the originally projected liquidation period. There was no revenue after the sale of the Viceroy hotel, other than interest income. These amounts were classified in liability for estimated costs in excess of estimated receipts during liquidation on the Consolidated Statement of Net Assets.

In accordance with liquidation accounting, as of January 1, 2017, tenant and other receivables were adjusted to their net realizable values. Management continually reviews tenant and other receivables to determine collectability. Any changes in the collectability of the receivables was reflected in the net realizable value of the receivable.

The Company owned certain properties with leases that included provisions for the tenant to pay contingent rental income based on a percent of the tenant’s sales upon the achievement of certain sales thresholds or other

NEW YORK REIT LIQUIDATING LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019, 2018 AND 2017

targets which may be monthly, quarterly or annual targets. Contingent rental income was not contemplated under liquidation accounting unless there was a reasonable basis to estimate future receipts.

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

During the year ended December 31, 2013, the Predecessor purchased a hotel, which was owned by a subsidiary of the OP and leased to a taxable REIT subsidiary (“TRS”), that was owned by the OP. The hotel was sold on October 4, 2018, and the TRS was terminated. A TRS is subject to federal, state and local income taxes. The TRS was a tax paying component for purposes of classifying deferred tax assets and liabilities. The Predecessor records net deferred tax assets to the extent the Predecessor believes these assets will more likely than not be realized. In making such determination, the Predecessor considered all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. In the event the Predecessor determined that it would not be able to realize the deferred income tax assets in the future in excess of the net recorded amount, the Predecessor established a valuation allowance which offset the previously recognized income tax benefit. Deferred income taxes resulted from temporary differences between the carrying amounts of assets and liabilities of the TRS for financial reporting purposes and the amounts used for income tax purposes. The TRS had federal and state net operating loss carry forwards as of December 31, 2016 of $10.8 million, which expired upon the termination of the TRS. The Predecessor estimated income tax relating to its TRS using a combined federal and state rate of approximately 45% for the year ended December 31, 2017. The Predecessor had immaterial current and deferred federal and state income tax expense for the period January 1, 2018 through November 8, 2018 and for the year ended 2017.

As of December 31, 2019, the Predecessor had no material uncertain income tax positions. The tax years subsequent to and including the year ended December 31, 2016 remain open to examination by the major taxing jurisdictions to which the Company and the Predecessor is subject.

Reportable Segments

The Company has determined that it has one reportable segment, with activities related to investing in real estate. The Company’s investments in real estate generate rental revenue and other income through the leasing and management of properties. Management evaluates the operating performance of the Company’s investments in real estate at the individual property level.

NEW YORK REIT LIQUIDATING LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019, 2018 AND 2017

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

At December 31, 2019 and 2018, the Company accrued the following expenses expected to be incurred during liquidation (in thousands):

	2019	2018
General and administrative expenses	$(2,348)	$(3,208)

Liability for estimated costs in excess of estimated receipts during liquidation	$(2,348)	$(3,208)

The change in the liability for estimated costs in excess of estimated receipts during liquidation as of December 31, 2019 and 2018 is as follows (in thousands):

	January 1, 2019	Net Change in Working Capital (1)	Remeasurement of Assets and Liabilities	December 31, 2019
General and administrative expenses	$(3,208)	$2,491	$(1,631)	$(2,348)

Total liability for estimated costs in excess of estimated receipts during liquidation	$(3,208)	$2,491	$(1,631)	$(2,348)

NEW YORK REIT LIQUIDATING LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019, 2018 AND 2017

(1)	Represents changes in cash, restricted cash, accounts receivable, accounts payable and accrued expenses as a result of the Company’s operating activities for the year ended December 31, 2019.

	January 1, 2018	Net Change in Working Capital (1)	Remeasurement of Assets and Liabilities	December 31, 2018
Assets:
Estimated net inflows from investments in real estate	$3,920	$(8,412)	$4,492	$—
Liabilities:
Sales costs	(18,559)	18,156	403	—
General and administrative expenses	(12,589)	11,075	(1,694)	(3,208)

	(31,148)	29,231	(1,291)	(3,208)

Total liability for estimated costs in excess of estimated receipts during liquidation	$(27,228)	$20,819	$3,201	$(3,208)

(1)	Represents changes in cash, restricted cash, accounts receivable, accounts payable and accrued expenses as a result of the Company’s operating activities for the year ended December 31, 2018.

Note 5—Net Assets in Liquidation

Net assets in liquidation decreased by $9.8 million during the year ended December 31, 2019. The reduction during the year ended December 31, 2019 is primarily due to liquidating distributions to common stockholders totaling $17.0 million and a $1.6 million decrease due to a remeasurement of estimated costs. The reduction in net assets was offset by a net increase of $8.8 million in the estimated liquidation value of the Company’s investment in Worldwide Plaza primarily related to the estimated distributions from working capital and property operations.

Net assets in liquidation decreased by $460.6 million during the year ended December 31, 2018. The reduction during the year ended December 31, 2018 is primarily due to liquidating distributions to common stockholders totaling $471.8 million, a $9.0 million decrease in the estimated liquidation value of the Viceroy Hotel property based on the contract for sale, which was directly offset by a release of liability of $4.2 million associated with the termination of the Viceroy Hotel management agreement and a $1.1 million decrease due to a remeasurement of estimated costs. The reduction in net assets was offset by a net increase of $17.1 million in the estimated liquidation value of the Company’s investment in Worldwide Plaza primarily related to the distributions from working capital and property operations.

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

The net assets in liquidation at December 31, 2019, presented on an undiscounted basis include the Company’s proportionate share in Worldwide Plaza’s net assets which include a property value at $1.725 billion based on estimated cash flow projections utilizing appropriate discount and capitalization rates as well as available market information.

NEW YORK REIT LIQUIDATING LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019, 2018 AND 2017

There were 16,791,769 Units outstanding at December 31, 2019. The net assets in liquidation as of December 31, 2019, if sold at their net asset value, would result in liquidating distributions of approximately $21.61 per Unit. On March 5, 2020, the Board of Managers declared a cash liquidating distribution of $0.10 per Unit payable on March 16, 2020 to unitholders of record on March 9, 2020, reducing the estimate of future liquidating distributions to $21.51 per Unit. The net assets in liquidation as of December 31, 2019 of $362.8 million, if sold at their net asset value, plus the cumulative liquidating distributions paid to stockholders of $1.004 billion ($59.81 per Common Share) prior to December 31, 2019 would result in cumulative liquidating distributions to stockholders/unitholders of $81.42 per Unit. There is inherent uncertainty with these estimates, and they could change materially based on the timing of the sales, the performance of the underlying assets and any changes in the underlying assumptions of the estimated cash flows.

Note 6—Real Estate Investments

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

DECEMBER 31, 2019, 2018 AND 2017

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

Note 7—Investment in Unconsolidated Joint Venture

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

NEW YORK REIT LIQUIDATING LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019, 2018 AND 2017

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

The following table lists the tenants whose annualized cash rent represented greater than 10% of total annualized cash rent at the Company as of December 31, 2019, 2018 and 2017, including annualized cash rent related to the Company’s unconsolidated joint venture:

		December 31,
Property Portfolio	Tenant	2019	2018	2017
Worldwide Plaza	Cravath, Swaine & Moore, LLP	47%	46%	17%
Worldwide Plaza	Nomura Holdings America, Inc.	32%	31%	11%

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

NEW YORK REIT LIQUIDATING LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019, 2018 AND 2017

The condensed balance sheets as of December 31, 2019 and 2018 for Worldwide Plaza are as follows:

	December 31,
(In thousands)	2019	2018
Real estate assets, at cost	$829,168	$825,516
Less accumulated depreciation and amortization	(239,120)	(212,862)

Total real estate assets, net	590,048	612,654
Cash and cash equivalents	45,477	31,368
Other assets	151,445	158,292

Total assets	$786,970	$802,314

Debt	$1,238,794	$1,225,201
Other liabilities	153,331	139,619

Total liabilities	1,392,125	1,364,820
Deficit	(605,155)	(562,506)

Total liabilities and deficit	$786,970	$802,314

The condensed statements of operations for the years ended December 2019, 2018 and 2017 for Worldwide Plaza are as follows:

	December 31,
(In thousands)	2019	2018	2017
Rental income	$143,792	$140,888	$137,181
Operating expenses:
Operating expenses	62,976	61,205	57,374
Depreciation and amortization	29,815	31,468	27,935

Total operating expenses	92,791	92,673	85,309
Operating income	51,001	48,215	51,872
Interest expense	(75,389)	(73,804)	(70,269)
Prepayment and defeasance of mortgage	—	—	(108,090)
Net loss allocated to non-controlling interest	(25,791)	(23,717)	(22,126)

Net income (loss)	$1,403	$(1,872)	$(104,361)

Note 8—Common Stock

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

As of December 31, 2019 and 2018, the Company had 16,791,769 Units outstanding. On January 3, 2017, the Company issued 841,660 shares of its common stock upon redemption of 841,660 OP units held by certain individuals who were members of the Former Advisor or its affiliates. As of December 31, 2017, there were no OP units outstanding, other than OP units held by the Company and no vested LTIP units outstanding.

The Company expects to make periodic liquidating distributions out of net proceeds of asset sales and distributions from our investment in Worldwide Plaza, subject to satisfying its liabilities and obligations, in lieu

NEW YORK REIT LIQUIDATING LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019, 2018 AND 2017

of regular monthly dividends. During 2019, 2018 and 2017, the Company paid aggregate liquidating distributions equal to $1.01 per share, $28.10 per share and $30.70 per share, respectively. On March 5, 2020, the Company declared a cash liquidating distribution of $0.10 per unit to unitholders of record as of March 9, 2020. There can be no assurance as to the actual amount or timing of future liquidating distributions unitholders will receive.

Note 9—Commitments and Contingencies

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

Note 10—Related Party Transactions and Arrangements

Winthrop Advisor and its Affiliates

The activities of the Liquidating LLC are administered by the Winthrop Advisor pursuant to the terms of an advisory agreement, as amended, (the “Advisory Agreement”) between the Company and the Winthrop Advisor.

The original term of the Advisory Agreement ended on November 8, 2018, the effective date of the conversion of the Company to a liquidating entity (the “Liquidation Date”). The Advisory Agreement is subject to automatic one-month renewal periods on the expiration of any renewal term, unless terminated by a majority of the Board of Managers or the Winthrop Advisor, upon written notice 45 days before the expiration of any renewal term and will automatically terminate at the effective time of the final disposition of the assets held by the Company. The Advisory Agreement may be terminated upon 15 days written notice by a majority of the Board of Managers if the Company’s chief executive officer resigns or is otherwise unavailable to serve as the Company’s chief executive officer for any reason and the Winthrop Advisor has not proposed a new chief executive officer acceptable to a majority of the Board of Managers. On July 12, 2018, the Company’s independent directors voted unanimously to appoint John Garilli as Chief Executive Officer upon the resignation of Wendy Silverstein from the position and accordingly did not exercise the Company’s right to terminate the Advisory Agreement.

The original term of the Advisory Agreement expired on November 7, 2018 coincident with the conversion to the Liquidating LLC. Since no notice of termination of the Advisory Agreement was received by either party, the Advisory Agreement automatically renewed for a one-month period and will continue to automatically renew for additional one-month terms unless otherwise terminated as described above.

On each of January 3, 2017 and February 1, 2017, the Company paid Winthrop Advisor a fee of $500,000 in cash as compensation for advisory services and consulting services rendered prior to March 1, 2017.

NEW YORK REIT LIQUIDATING LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019, 2018 AND 2017

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

Following the Liquidation Date, the Company pays to the Winthrop Advisor a monthly fee of $100,000 and a supplemental fee of $50,000 per quarter (prorated for any partial quarter) for any period that the principal executive and financial officers of the successor entity to the Company are required to certify the financial and other information contained in the successor entity’s quarterly and annual reports pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

From and after March 1, 2018, the Company agreed to reimburse the Winthrop Advisor for the compensation of Wendy Silverstein as the Company’s chief executive officer or otherwise, in such amounts as agreed to between the Winthrop Advisor and the Company, which provision is no longer applicable following Wendy Silverstein’s resignation in July 2018.

During the year ended December 31, 2018, the Company reimbursed Winthrop Advisor $467,000 for compensation of the Chief Executive Officer. The Company did not reimburse Winthrop Advisor for any compensation during the year ended December 31, 2019.

In connection with the adoption of liquidation accounting, the Company accrues costs it expects to incur through the end of liquidation. As of December 31, 2019, the Company has accrued asset management fees and compensation reimbursements totaling $1.4 million payable to Winthrop Advisor representing management’s estimate of future asset management fees to final liquidation, provided there is no assurance that the contract will continue to be extended at the same terms, if at all. This amount is included in estimated costs in excess of estimated receipts during liquidation.

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

NEW YORK REIT LIQUIDATING LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019, 2018 AND 2017

The following table details amounts incurred by the Company to the Winthrop Advisor and its affiliates in connection with the operations related services described above for the periods presented and any amounts payable to or due from the Winthrop Advisor as of the dates specified:

	Year Ended December 31,			Payable as of December 31,
(In thousands)	2019	2018	2017	2019	2018
Asset management fees	$1,400	$2,628	$8,008	$—	$—
Property management fees	—	42	479	—	—
Reimbursements	—	467	—	—	—

Total related party operational fees	$1,400	$3,137	$8,487	$—	$—

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

Note 11—Economic Dependency

Under various agreements, the Company has engaged Winthrop Advisor, its affiliates and entities under common control with Winthrop Advisor to provide certain services that are essential to the Company, including

NEW YORK REIT LIQUIDATING LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019, 2018 AND 2017

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

Note 12—Share-Based Compensation

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

The RSP was terminated upon conversion to the Company.

The following table displays restricted share award activity during the years ended December 31, 2019, 2018 and 2017:

	Number of Restricted Shares	Weighted-Average Issue Price
Unvested, December 31, 2016	26,878	105.00
Vested	(17,751)	104.50
Forfeited	(2,299)	103.00
Unvested, December 31, 2017	6,828	103.20
Vested	(6,828)	103.20
Forfeited	—	—

Unvested, December 31, 2018	—
Vested	—
Forfeited	—

Unvested, December 31, 2019	—

NEW YORK REIT LIQUIDATING LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019, 2018 AND 2017

Note 13—Subsequent Events

The Company has evaluated subsequent events through the filing of this Annual Report on Form 10-K and determined that there have not been any events that have occurred that would require adjustments or disclosures in the consolidated financial statements, except as disclosed in Note 5 and Note 8.

NEW YORK REIT LIQUIDATING LLC

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

All of our real estate holdings were sold prior to December 31, 2018.

A summary of activity for real estate and accumulated depreciation for the years ended December 31, 2018 and 2017:

	2018	2017
(In thousands)	(Liquidation Basis)
Real estate investments, at cost (including assets held for sale):
Balance at beginning of year	$488,616	$1,653,315
Capital expenditures	166	6,389
Dispositions	(479,782)	(1,148,517)
Liquidation adjustment, net	(9,000)	(22,571)

Balance at end of year	$—	$488,616

Accumulated depreciation (including assets held for sale):
Balance at beginning of year	$—	$168,301
Depreciation expense	—	—
Dispositions	—	(110,360)
Liquidation adjustment	—	(57,941)

Balance at end of year	$—	$—