Form 10-Q
period 2020-03-31
New York REIT Liquidating LLC
filed 2020-05-08
CIK 1474464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

As of May 1, 2020, there were 16,791,769 Units outstanding.

Documents incorporated by reference: None

*	New York REIT Liquidating LLC is the successor in interest to New York REIT, Inc. and files reports under the Commission file number for New York REIT, Inc.

NEW YORK REIT LIQUIDATING LLC

NEW YORK REIT LIQUIDATING LLC

FORM 10-Q MARCH 31, 2020

CONSOLIDATED STATEMENTS OF NET ASSETS

(Liquidation Basis)

(Unaudited, in thousands)

	March 31, 2020	December 31, 2019
Assets
Investment in unconsolidated joint venture	$268,102	$265,516
Cash and cash equivalents	8,391	7,650
Restricted cash held in escrow	92,233	92,302
Accounts receivable	60	60

Total Assets	368,786	365,528
Liabilities
Liability for estimated costs in excess of estimated receipts during liquidation	2,627	2,348
Accounts payable, accrued expenses and other liabilities	434	389

Total Liabilities	3,061	2,737

Commitments and Contingencies
Net assets in liquidation	$365,725	$362,791

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEW YORK REIT LIQUIDATING LLC

FORM 10-Q MARCH 31, 2020

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(Liquidation Basis)

(Unaudited, in thousands)

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Net assets in liquidation, beginning of period	$362,791	$372,556
Changes in net assets in liquidation:
Changes in liquidation value of investment in unconsolidated joint venture	5,574	748
Remeasurement of assets and liabilities	(961)	(616)

Net changes in liquidation value	4,613	132
Liquidating distributions to unitholders	(1,679)	(11,923)

Changes in net assets in liquidation	2,934	(11,791)

Net assets in liquidation, end of period	$365,725	$360,765

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEW YORK REIT LIQUIDATING LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

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

On August 22, 2016, the Predecessor’s Board of Directors (the “Board”) approved a plan of liquidation to sell in an orderly manner all or substantially all of the assets of the Predecessor and its OP and to liquidate and dissolve the Predecessor and the OP (the “Liquidation Plan”), subject to stockholder approval (see Note 2). The Liquidation Plan was approved at a special meeting of stockholders on January 3, 2017. All of the assets held by the OP have been sold and the OP was dissolved prior to the conversion on November 7, 2018.

As of March 31, 2020, the Company’s only significant assets are a 50.1% equity interest in WWP Holdings LLC (“WWP”), which owns one property, known as Worldwide Plaza, aggregating 2.0 million rentable square feet, with an average occupancy of 97.4%, and a $90.7 million cash reserve to be utilized for improvements at the property owned by WWP. The property at March 31, 2020 consisted of office space, retail space and a garage representing 88%, 5% and 7%, respectively, of rentable square feet as of March 31, 2020.

The Company has no employees. Since March 8, 2017, all advisory duties are administered by Winthrop REIT Advisors, LLC (the “Winthrop Advisor”).

Note 2 – Liquidation Plan

The Liquidation Plan provides for an orderly sale of the Company’s assets, payment of the Company’s liabilities and other obligations and the winding down of operations and dissolution of the Company. The Predecessor was not, and the Company is not, permitted to make any new investments except to make protective acquisitions or advances with respect to its existing assets. The Company is permitted to satisfy any existing contractual obligations and fund required tenant improvements and capital expenditures at its real estate property owned by the joint venture in which the Company owns an interest (See Note 6).

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

In October 2018, the Predecessor announced the withdrawal of its common stock (“Common Shares”) from listing on the NYSE in connection with the conversion. November 2, 2018 was the last day Common Shares were traded on the NYSE and the stock transfer books were closed as of 4:00 p.m. (Eastern Time) on such date. At the effective time of the conversion, each outstanding Common Share was converted into one unit of common membership interest in the LLC (a “Unit”), and holders of Common Shares automatically received one Unit (which Unit was in book entry form) for each Common Share held by such stockholder. Holders of Units should note that unlike Common Shares, which, in addition to being listed on the NYSE, were freely transferable, Units are not listed for trading and generally

NEW YORK REIT LIQUIDATING LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(unaudited)

are not transferable except by will, intestate succession or operation of law. Therefore, the recipients of Units will not have the ability to realize any value from these interests except from distributions made by the Company, the timing of which will be solely in the discretion of the Board of Managers. On October 26, 2018, the Board designated Randolph C. Read, P. Sue Perrotty, Craig T. Bouchard, Howard Goldberg and Joe C. McKinney, representing all the previous members of the Board, to serve as the initial members of the Board of Managers.

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

Liquidation Basis of Accounting

As a result of the approval of the Liquidation Plan by the stockholders, the Company adopted the liquidation basis of accounting as of January 1, 2017 and for the periods subsequent to December 31, 2016 in accordance with GAAP. Accordingly, on January 1, 2017, the carrying value of the Company’s assets were adjusted to their liquidation value, which represented the estimated amount of cash that the Company expected to collect on disposal of assets as it carried out its liquidation activities under the Liquidation Plan. All properties have been sold except for the remaining interest in Worldwide Plaza. For purposes of liquidation accounting, the Company’s estimate of net assets in liquidation assumes a sale of Worldwide Plaza at March 31, 2021. The actual timing of sale has not yet been determined and is subject to future events and uncertainties. These estimates are subject to change based on the actual timing of the sale of the Company’s remaining property.

Liabilities are carried at their contractual amounts due as adjusted for the timing and other assumptions related to the liquidation process.

The Company accrues costs and revenues that it expects to incur and earn as it carries out its liquidation activities through the end of the projected liquidation period to the extent it has a reasonable basis for estimation. Estimated

NEW YORK REIT LIQUIDATING LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(unaudited)

costs expected to be incurred through the end of the liquidation period include corporate overhead costs associated with satisfying known and contingent liabilities and other costs associated with the winding down and dissolution of the Company. Revenues are based on current interest rate assumptions. These amounts are classified as a net liability for estimated costs in excess of estimated receipts during liquidation on the Consolidated Statement of Net Assets. Actual costs and revenues may differ from amounts reflected in the consolidated financial statements due to the inherent uncertainty in estimating future events. These differences may be material. See Note 4 for further discussion. Actual costs incurred but unpaid as of March 31, 2020 and December 31, 2019 are included in accounts payable, accrued expenses and other liabilities on the Consolidated Statement of Net Assets.

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

Revenue Recognition

Under the liquidation basis of accounting, the Company accrues all revenue that it expects to earn through the end of liquidation to the extent it has a reasonable basis for estimation. The Company has no revenues other than interest income. These amounts are classified within liability for estimated costs in excess of estimated receipts during liquidation on the Consolidated Statements of Net Assets.

Investment in Unconsolidated Joint Venture

The Company accounts for its investment in unconsolidated joint venture under the equity method of accounting because the Company exercises significant influence over but does not control the entity and is not considered to be the primary beneficiary.

The investment in unconsolidated joint venture is recorded at its liquidation value, or net realizable value, which is comprised of an estimate of the expected sale proceeds upon disposition plus the estimated net cash flow from the venture during the liquidation period. The Company evaluates the net realizable value of its unconsolidated joint venture at each reporting period. Any changes in net realizable value will be reflected as a change in the Company’s net assets in liquidation. The liquidation value of the Company’s remaining investment in Worldwide Plaza as of March 31, 2020 and December 31, 2019 is based on estimated cash flow projections utilizing appropriate discount and capitalization rates as well as available market information.

Restricted Cash

At March 31, 2020 and December 31, 2019, restricted cash primarily consists of the $90.7 million capital improvement reserve for Worldwide Plaza and $1.4 million being held in escrow in connection with the sale of the Viceroy Hotel (the “Viceroy Escrow”). The Viceroy Escrow was established from proceeds of the sale of the Viceroy Hotel and was required to cover a potential seller’s obligation to fund any shortfalls to the New York Hotel Pension Fund should the Purchaser of the property withdraw from the Pension Fund without fully funding the then outstanding shortfall due to the Pension Fund.

NEW YORK REIT LIQUIDATING LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(unaudited)

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

At March 31, 2020 and December 31, 2019, the Company had accrued the following net expenses expected to be incurred during liquidation (in thousands):

	March 31, 2020	December 31, 2019
General and administrative expenses	$(2,627)	$(2,348)

Liability for estimated costs in excess of estimated receipts during liquidation	$(2,627)	$(2,348)

The change in the liability for estimated costs in excess of estimated receipts during liquidation for the three months ended March 31, 2020 and 2019 are as follows (in thousands):

	January 1, 2020	Net Change in Working Capital (1)	Remeasurement of Assets and Liabilities	March 31, 2020
Liabilities:
General and administrative expenses	$(2,348)	$682	$(961)	$(2,627)

Total liability for estimated costs in excess of estimated receipts during liquidation	$(2,348)	$682	$(961)	$(2,627)

	January 1, 2019	Net Change in Working Capital (1)	Remeasurement of Assets and Liabilities	March 31, 2019
Liabilities:
General and administrative expenses	(3,208)	586	(616)	(3,238)

Total liability for estimated costs in excess of estimated receipts during liquidation	$(3,208)	$586	$(616)	$(3,238)

(1)

Represents changes in cash, restricted cash, accounts receivable, accounts payable and accrued expenses as a result of the Company’s operating activities for the three months ended March 31, 2020 and 2019.

NEW YORK REIT LIQUIDATING LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(unaudited)

Note 5 — Net Assets in Liquidation

Net assets in liquidation increased by $2.9 million during the three months ended March 31, 2020 primarily due to a net increase of $5.6 million in the estimated liquidation value of the Company’s investment in Worldwide Plaza related to the estimated distributions from working capital and property operations. The increase was offset by a liquidating distribution to unitholders of $1.7 million and $1.0 million decrease due to a remeasurement of estimated costs.

Net assets in liquidation decreased by $11.8 million during the three months ended March 31, 2019 primarily due to a liquidating distribution to unitholders of $11.9 million and a $0.6 million decrease due to a remeasurement of estimated liabilities. The decrease in net assets was offset by an increase of $0.7 million in the estimated liquidation value of the Company’s investment in Worldwide Plaza related to estimated distributions from working capital and property operations.

The net assets in liquidation at March 31, 2020, presented on an undiscounted basis include the Company’s proportionate share in Worldwide Plaza’s net assets which include a property value at $1.725 billion based on estimated cash flow projections utilizing appropriate discount and capitalization rates as well as available market information.

There were 16,791,769 Units outstanding at March 31, 2020. The net assets in liquidation as of March 31, 2020, if sold at their net asset value, would result in liquidating distributions of approximately $21.78 per unit. On May 6, 2020, the Board of Managers declared a cash liquidating distribution of $0.10 per Unit payable on May 19, 2020 to unitholders of record on May 12, 2020, reducing the estimate of future liquidating distributions to $21.68 per unit. The net assets in liquidation as of March 31, 2020 of $365.7 million, if sold at their net asset value, plus the cumulative liquidating distribution to unitholders of $1.006 billion ($59.91 per Unit) prior to March 31, 2020 would result in cumulative liquidating distributions to unitholders of $81.69 per Unit. There is inherent uncertainty with these projections, and they could change materially based on the timing of the sale of the Company’s remaining investment, the performance of the underlying asset and any changes in the underlying assumptions of the projected cash flows.

Note 6 — Investment in Unconsolidated Joint Venture

On October 30, 2013, the Predecessor purchased a 48.9% equity interest in Worldwide Plaza for a contract purchase price of $220.1 million, based on the property value at that time for Worldwide Plaza of $1.3 billion less $875 million of debt on the property.

On June 1, 2017, the Predecessor acquired an additional 49.9% equity interest in Worldwide Plaza on exercise of the Predecessor’s option to purchase for a contract purchase price of $276.7 million, based on the option price of the property of approximately $1.4 billion less $875.0 million of debt on the property. The Predecessor’s joint venture partner exercised its right to retain 1.2% of the aggregate membership interests in Worldwide Plaza. Following the exercise of the option, the Company owned a total equity interest of 98.8% in Worldwide Plaza.

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

March 31, 2020

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

The following table lists the tenants whose annualized cash rent represented greater than 10% of total annualized cash rent for the three months ended March 31, 2020 and 2019, including annualized cash rent related to the Company’s unconsolidated joint venture:

		March 31,
Property Portfolio	Tenant	2020	2019
Worldwide Plaza	Cravath, Swaine & Moore, LLP	48.4%	46.4%
Worldwide Plaza	Nomura Holdings America, Inc.	30.7%	32.6%

The termination, delinquency or non-renewal of any of the above tenants may have a material adverse effect on the Company’s operations. The lease with Cravath, Swaine & Moore, LLP expires in August 2024 and the tenant has informed Worldwide Plaza that they do not intend to enter into a new lease upon expiration of the existing lease.

The amounts reflected in the following tables are based on the financial information of Worldwide Plaza. Under liquidation accounting, equity investments are carried at net realizable value.

The condensed balance sheets as of March 31, 2020 and December 31, 2019 for Worldwide Plaza are as follows:

(In thousands)	March 31, 2020	December 31, 2019
Real estate assets, at cost	$829,890	$829,168
Less accumulated depreciation and amortization	(243,423)	(239,120)

Total real estate assets, net	586,467	590,048
Cash and cash equivalents	56,650	45,477
Other assets	138,553	151,445

Total assets	$781,670	$786,970

Debt	$1,242,570	$1,238,794
Other liabilities	156,519	153,331

Total liabilities	1,399,089	1,392,125
Deficit	(617,419)	(605,155)

Total liabilities and deficit	$781,670	$786,970

NEW YORK REIT LIQUIDATING LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(unaudited)

The condensed statements of operations for the three months ended March 31, 2020 and 2019 for Worldwide Plaza are as follows:

	March 31,
(In thousands)	2020	2019
Rental income	$35,443	$35,877
Operating expenses:
Operating expenses	17,056	15,378
Depreciation and amortization	5,048	7,543

Total operating expenses	22,104	22,921
Operating income	13,339	12,956
Interest expense	(19,197)	(18,596)

Net loss	$(5,858)	$(5,640)

Note 7 — Common Stock

The Company had 16,791,769 Units outstanding as of March 31, 2020 and December 31, 2019. The Company expects to make periodic liquidating distributions out of cash flow distributions received from Worldwide Plaza and proceeds from the ultimate sale of the Company’s interest in Worldwide Plaza, subject to satisfying its liabilities and obligations, in lieu of regular monthly dividends. Through March 31, 2020, the Company paid aggregate liquidating distributions equal to $59.91 per share/unit. On March 16, 2020, the Company paid a cash liquidating distribution of $0.10 per unit. On May 6, 2020, the Company declared a cash liquidating distribution of $0.10 per unit payable to unitholders of record as of May 12, 2020. There can be no assurance as to the actual amount or timing of future liquidating distributions unitholders will receive.

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

March 31, 2020

(unaudited)

Note 9 — Related Party Transactions and Arrangements

Winthrop Advisor and its Affiliates

The activities of the Liquidating LLC are administered by the Winthrop Advisor pursuant to the terms of an advisory agreement, as amended, (the “Advisory Agreement”) between the Company and the Winthrop Advisor.

The original term of the Advisory Agreement ended on November 7, 2018, the effective date of the conversion of the Company to a liquidating entity (the “Liquidation Date”). Since no notice of termination of the Advisory Agreement was received by either party, the Advisory Agreement automatically renewed for a one-month period and will continue to automatically renew for additional one-month terms unless otherwise terminated as described below. The Advisory Agreement is subject to automatic one-month renewal periods on the expiration of any renewal term, unless terminated by a majority of the Board of Managers or the Winthrop Advisor, upon written notice 45 days before the expiration of any renewal term and will automatically terminate at the effective time of the final disposition of the assets held by the Company. The Advisory Agreement may be terminated upon 15 days written notice by a majority of the Board of Managers if the Company’s chief executive officer resigns or is otherwise unavailable to serve as the Company’s chief executive officer for any reason and the Winthrop Advisor has not proposed a new chief executive officer acceptable to a majority of the Board of Managers. On July 12, 2018, the Company’s independent directors voted unanimously to appoint John Garilli as Chief Executive Officer upon the resignation of Wendy Silverstein from the position and accordingly did not exercise the Company’s right to terminate the Advisory Agreement.

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

In connection with the adoption of liquidation accounting, the Company accrues costs it expects to incur through the end of liquidation. As of March 31, 2020 and December 31, 2019, the Company has accrued asset management fees and compensation reimbursements totaling $1.4 million payable to the Winthrop Advisor representing management’s estimate of future asset management fees to final liquidation, provided there is no assurance that the contract will continue to be extended at the same terms, if at all. This amount is included in estimated costs in excess of estimated receipts during liquidation.

In connection with the payment of (i) any distributions of money or other property by the Company to its stockholders or unitholders during the term of the Advisory Agreement and (ii) any other amounts paid to the Company’s stockholders or unitholders on account of their shares of common stock or membership interests in the Company in connection with a merger or other change in control transaction pursuant to an agreement with the Company entered into after March 8, 2017 (such distributions and payments, the “Hurdle Payments”), in excess of $110.00 per share (the “Hurdle Amount”), when taken together with all other Hurdle Payments, the Company will pay an incentive fee to Winthrop Advisor in an amount equal to 10.0% of such excess (the “Incentive Fee”). The Hurdle Amount will be increased on an annualized basis by an amount equal to the product of (a) the Treasury Rate plus 200 basis points and (b) the Hurdle Amount minus all previous Hurdle Payments. Based on the current estimated undiscounted net assets in liquidation, the Winthrop Advisor would not be entitled to receive any such incentive fee.

NEW YORK REIT LIQUIDATING LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(unaudited)

The Company paid the Winthrop Advisor $350,000 for each of the three month periods ended March 31, 2020 and 2019.

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

Note 11 — Subsequent Events

The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q and determined that there have not been any events that have occurred that would require adjustments to disclosures in the consolidated financial statements except as disclosed in Notes 5 and 7 and as noted below.

The recent outbreak of the novel coronavirus (“COVID-19”) pandemic across many countries, including the United States, and government protective measures in response to the pandemic, have significantly slowed global economic activity and have caused significant volatility in financial markets. During April 2020, WWP received rent relief requests from some of its retail and amenities tenants at the Worldwide Plaza property as a result of COVID-19. Management of WWP is evaluating each request on a tenant by tenant basis. Not all tenant relief requests will result in the granting of relief and it is anticipated that any relief granted will be in the form of a deferral and not forgiveness. WWP does not plan to forgo any of its contractual rights under its lease agreements in connection with any relief requests. To date, the impact of COVID-19 has not been material to the Company, however, it is not possible to estimate the future impact of the pandemic at this time. For additional information regarding the risks we face relating to the COVID-19 pandemic, see “Item 1A. Risk Factors – If the COVID-19 pandemic materially impacts cash flow at Worldwide Plaza, our liquidating distributions may be delayed or reduced” and “Item 1A. Risk Factors – If the COVID-19 pandemic continues for an extended period of time, the demand for New York City properties may diminish and market values could be reduced, delaying or reducing our liquidating distributions.”

NEW YORK REIT LIQUIDATING LLC

March 31, 2020

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

Forward-Looking Statements

Certain statements contained herein constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Our future results, financial condition and business may differ materially from those expressed in these forward-looking statements. You can find many of these statements by looking for words such as “approximates,” “believes,” “estimates,” “expects,” “anticipates,” “intends,” “plans,” “would,” “may” or similar expressions in this Quarterly Report on Form 10-Q. These forward-looking statements are subject to numerous assumptions, risks and uncertainties. Many of the factors that will determine these items are beyond our ability to control or predict. Factors that may cause actual results to differ materially from those contemplated by the forward-looking statements include, but are not limited to, public health crises, such as the novel coronavirus (“COVID-19”) pandemic, as well as those set forth in our Annual Report on Form 10-K for the year ended December 31, 2019 under “Forward Looking Statements” and “Item 1A. Risk Factors,” as well as our other filings with the Securities and Exchange Commission. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. We expressly disclaim any responsibility to update forward-looking statements, whether as a result of new information, future events or otherwise. Accordingly, investors should use caution in relying on forward-looking statements, which are based on information, judgments and estimates at the time they are made, to anticipate future results or trends.

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

NEW YORK REIT LIQUIDATING LLC

March 31, 2020

In October 2018, we announced the withdrawal of our common stock from listing on the NYSE in connection with the conversion. November 2, 2018 was the last day on which shares of our common stock were traded on the NYSE and our stock transfer books were closed as of 4:00 p.m. (Eastern Time) on such date. At the effective time of the conversion, each outstanding share of common stock was converted into one unit of common membership interest in the LLC (a “Unit”), and holders of shares of our common stock automatically received one unit (which unit was in book entry form) for each share of our common stock held by such stockholder. Unlike shares of our common stock, which, in addition to being listed on the NYSE, were freely transferable, Units are not listed for trading and generally are not transferable except by will intestate succession or operation of law. Therefore, the holders of Units do not have the ability to realize any value from these interests except from distributions made by the Company, the timing of which will be solely in the discretion of the Board of Managers. On October 26, 2018, the Board designated Randolph C. Read, P. Sue Perrotty, Craig T. Bouchard, Howard Goldberg and Joe C. McKinney, representing all the previous members of the Board, to serve as the initial members of the Board of Managers.

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

The dissolution process and the amount and timing of distributions to unitholders involves risks and uncertainties. Accordingly, it is not possible to predict the timing or aggregate amount which will be ultimately distributed to unitholders, and no assurance can be given that the distributions will equal or exceed the estimate of net assets presented in the Consolidated Statement of Net Assets. To date, liquidating distributions totaling $59.91 per common share/unit have been paid.

Liquidation Plan

As of the date of this Quarterly Report on Form 10-Q, all of our property related assets have been sold except our remaining interest in Worldwide Plaza. For purposes of liquidation accounting, our estimate of net assets in liquidation value assumes a sale of Worldwide Plaza at March 31, 2021 based on a value of $1.725 billion. The actual timing of sale has not yet been determined and is subject to future events and uncertainties. These estimates are subject to change based on the actual timing of the sale of our remaining interest in Worldwide Plaza and the actual cash distributions received from the property during our holding period.

The net assets in liquidation of $365.7 million at March 31, 2020 are presented on an undiscounted basis. Our current estimate of the liquidation value of investment in unconsolidated joint venture includes Worldwide Plaza at $1.725 billion which is based on estimated cash flow projections utilizing appropriate discount and capitalization rates as well as available market information. The timing of the sale of the property, and the ultimate value we receive from the sale, are subject to change. The capital plan includes targeted capital improvements aimed at maintaining the institutional quality of the building and an appropriate allocation to allow for critical tenant lease renewals and rolls. In addition, capital will be available for management to focus on repositioning the property as a more modern asset, with a corresponding program to rebrand and likely rename the building as well as energizing and maximizing the potential of the retail and concourse space. We have set aside approximately $90.7 million from the refinancing proceeds to cover an estimate of our share of potential future leasing and capital costs at the property. To the extent the full $90.7 million reserve is not used, the balance is expected to be available for distribution to unitholders. Our joint venture partners have committed to contribute their pro-rata share of the budgeted capital investment. To date, all capital costs incurred at the property have been satisfied from operating cash flow of the property.

NEW YORK REIT LIQUIDATING LLC

March 31, 2020

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

Current Activity

For the fiscal quarter ended March 31, 2020, there were no property sales.

Liquidity and Capital Resources

As of March 31, 2020, we had cash and cash equivalents of $8.4 million. Our total assets and undiscounted net assets in liquidation were $368.8 million and $365.7 million, respectively, at March 31, 2020.

Our principal demands for funds are to pay or fund operating expenses, capital expenditures and liquidating distributions to our unitholders. We believe that cash flow distributions we expect to receive from our investment in Worldwide Plaza will continue to provide adequate capital to fund our operating, administrative and other expenses incurred during liquidation. We currently estimate that our current cash balance is sufficient to cover approximately three years of net operating expenses at the Company. If cash flow distributions from Worldwide Plaza are suspended or lower than currently estimated as a result of the economic conditions caused by the COVID-19 pandemic and government responses designed to stem the spread of the virus, we will still be able to satisfy our current operating, administrative and other expenses; however, it is likely that liquidating distributions to our unitholders would be suspended or reduced accordingly. Our principal sources and uses of funds are further described below.

Principal Sources of Funds

Cash Flows from Operating Activities

Our cash flows from operating activities are primarily dependent upon the occupancy level at Worldwide Plaza, the net effective rental rates achieved on our leases, the collectability of rent, operating escalations and recoveries from our tenants at Worldwide Plaza and the level of operating and other costs, including general and administrative expenses and other expenses associated with carrying out our Liquidation Plan.

Rent collections at Worldwide Plaza were not impacted by the COVID-19 pandemic during the three months ended March 31, 2020. It is still uncertain as to what the impact of the COVID-19 pandemic and government responses thereto will be on rent collections at the property for the three months ended June 30, 2020 or for future quarters. During the month of April 2020, the property collected 100% of the office rents that were due. Approximately $600,000 of April rent due from the retail and amenities tenants of the property has not been paid as those tenants are seeking rent concessions while they are required to close as a result of the COVID-19 pandemic. Negotiations with tenants is ongoing. At this time, it is anticipated that any rent concessions will be in the form of a rent deferral and not rent forgiveness, resulting in a delay in collections and not a reduction in collections. See Note 11 to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q as well as “Item 1A. Risk Factors” for additional information regarding the impacts and risks we face relating to the COVID-19 pandemic.

During the three months ended March 31, 2020 we received net distributions of $3.0 million in respect of our interest in Worldwide Plaza.

NEW YORK REIT LIQUIDATING LLC

March 31, 2020

Sales Proceeds

In connection with the Liquidation Plan, we plan to sell all of our assets.

Principal Use of Funds

Capital Expenditures

As of March 31, 2020, we owned a 50.1% interest in the joint venture that owns Worldwide Plaza. In connection with the leasing of the property, the joint venture entered into agreements with its tenants to provide allowances for tenant improvements. These allowances require the joint venture to fund capital expenditures up to amounts specified in the lease agreements. Our share of capital expenditures for the three months ended March 31, 2020 was funded from property cash flow. During March 2020, the State of New York issued a cease and desist for all non-essential construction in an effort to slow the spread of COVID-19. As a result, all capital expenditures and tenant improvements are currently on hold at Worldwide Plaza.

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

Cash Flows

Our level of liquidity based upon cash and cash equivalents increased by approximately $0.7 million from $7.7 million at December 31, 2019 to $8.4 million at March 31, 2020.

The holders of Common Shares approved the Liquidation Plan on January 3, 2017, and we adopted the liquidation basis of accounting effective January 1, 2017. We did not make any acquisitions in new investments in 2020, and, in accordance with the Liquidation Plan, no further acquisitions are expected.

Our primary sources of non-operating cash flow for the three months ended March 31, 2020 include:

•	$3.0 million net distributions in respect of our interest in Worldwide Plaza.

Our primary uses of non-operating cash flow for the three months ended March 31, 2020 include:

•	$1.7 million for liquidating distributions to unitholders.

Our primary sources of non-operating cash flow for the three months ended March 31, 2019 include:

•	$5.2 million net distributions in respect of our interest in Worldwide Plaza.

NEW YORK REIT LIQUIDATING LLC

March 31, 2020

Our primary uses of non-operating cash flow for the three months ended March 31, 2019 include:

•	$11.9 million for liquidating distributions to unitholders.

Contractual Obligations

We did not have any contractual debt or lease obligations as of March 31, 2020.

Comparability of Financial Data From Period to Period

Results of Operations

Our remaining asset continues to perform in a manner that is relatively consistent with prior reporting periods. We have experienced no significant changes in occupancy or rental rates at Worldwide Plaza.

Occupancy and Leasing

As of March 31, 2020, Worldwide Plaza was 97.4% leased, compared to 96.4% as of March 31, 2019.

Changes in Net Assets in Liquidation

Net assets in liquidation increased by $2.9 million during the three months ended March 31, 2020 primarily due to a net increase of $5.6 million in the estimated liquidation value of our investment in Worldwide Plaza related to the estimated distributions from working capital and property operations. The increase was offset by a liquidating distribution to unitholders of $1.7 million and $1.0 million decrease due to a remeasurement of estimated costs.

Net assets in liquidation decreased by $11.8 million during the three months ended March 31, 2019 primarily due to a liquidating distribution to unitholders of $11.9 million and a $0.6 million decrease due to a remeasurement of estimated liabilities. The decrease in net assets was offset by an increase of $0.7 million in the estimated liquidation value of our investment in Worldwide Plaza related to estimated distributions from working capital and property operations

The net assets in liquidation at March 31, 2020, which are presented on an undiscounted basis, includes Worldwide Plaza valued at $1.725 billion which is based on estimated cash flow projections utilizing appropriate discount and capitalization rates as well as available market information in the accompanying consolidated financial statements, resulting in estimated future liquidating distributions of approximately $21.78 per unit. This estimate of liquidating distributions includes projections of costs and expenses to be incurred during the next 12 months and costs to dispose of the Company’s remaining investment in Worldwide Plaza. As of October 18, 2017, Worldwide Plaza is managed by a joint venture of SL Green and RXR Realty, two of the largest owner operators in New York City. We, along with our joint venture partners, are committed to investing significant additional capital into Worldwide Plaza to further improve and reposition the asset which we believe includes embedded opportunities to roll leases to increase the value of the property. Any increase in the future market value of Worldwide Plaza, if any, will be reflected in the Statement of Net Assets in liquidation as the specific actions related to the repositioning have been completed. Management’s estimate, like any estimate or projection, is subject to various assumptions and uncertainties including the joint venture’s ability to execute on the business plan, tenants paying their rental obligations, the equity capital and financing markets and New York City market conditions generally. There is no assurance that the joint venture will be successful in taking these various actions and that these actions will, in fact, result in an estimated increase in the value of the property.

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

March 31, 2020

Tax Status

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

Investment in Unconsolidated Joint Venture

We account for our investment in unconsolidated joint venture under the equity method of accounting because we exercise significant influence over, but do not control the entity and are not considered to be the primary beneficiary. Under liquidation accounting, the investment in unconsolidated joint venture is recorded at its net realizable value. We evaluate the net realizable value of our unconsolidated joint venture at each reporting period. Any changes in net realizable value will be reflected as a change in our net assets in liquidation. The liquidation value of our remaining investment in Worldwide Plaza as of March 31, 2020 is based on estimated cash flow projections utilizing appropriate discount and capitalization rates as well as available market information.

Recent Accounting Pronouncement

There are no new accounting pronouncements that are applicable or relevant to the Company under the liquidation basis of accounting.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2020, we had $601.2 million of unconsolidated mortgage debt reflecting our pro rata share of Worldwide Plaza’s total mortgage debt of $1.2 billion. This debt consisted of fixed-rate secured mortgage notes payable. Changes in market interest rates have no impact on interest due on the notes.

NEW YORK REIT LIQUIDATING LLC

March 31, 2020

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

As of March 31, 2020 an evaluation was performed under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of March 31, 2020.

Other Matters

There have been no changes in our internal control over financial reporting during the most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

NEW YORK REIT LIQUIDATING LLC

March 31, 2020

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

The following risk factors supplements the risk factors previously disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019.

If the COVID-19 pandemic materially impacts cash flow at Worldwide Plaza, our liquidating distributions may be delayed or reduced.

The COVID-19 pandemic has had, and may continue to have, an impact on the ability of the tenants at Worldwide Plaza to pay their contractual rents when due or at all. This is especially true for retail and amenities tenants that are forced to close as a result of government actions. If there are delays or reductions in the payment of rent at the property, there will be delays or reductions in the cash distributions we will receive from the property which will affect the timing and amount of liquidating distributions to our unitholders. Given the uncertainty around the extent and timing of the potential future spread or mitigation of the COVID-19 pandemic and around the imposition or relaxation of protective measures, we cannot at this time reasonably estimate impact to our liquidating distributions. However, if the government stay-at-home order persists for an extended period of time, the impact to our liquidating distributions could be material.

If the COVID-19 pandemic continues for an extended period of time, the demand for New York City properties may diminish and market values could be reduced, delaying or reducing our liquidating distributions.

The full impact of the COVID-19 pandemic is unknown and is dependent on various factors and consequences outside of our control. Should the effects of the pandemic and government protective measures in response thereto continue for an extended period of time, the demand for properties in the New York City metropolitan area may be reduced, making it more difficult for us to sell our remaining interest in Worldwide Plaza in the timeframe or for the current estimated market value of the property. If we are not able to find a buyer for this asset in a timely manner or if we have overestimated the sales price we will receive, whether because of the current economic environment caused by the COVID-19 pandemic or otherwise, our liquidating distributions to our unitholders could be delayed or reduced.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosure.

Not applicable.

Item 5.	Other Information.

None.

NEW YORK REIT LIQUIDATING LLC

March 31, 2020

Item 6.	Exhibits.

The exhibits listed on the Exhibit Index are included, or incorporated by reference, in this Quarterly Report on Form 10-Q.

NEW YORK REIT LIQUIDATING LLC

March 31, 2020

EXHIBIT INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description

31.1*	Certification of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	XBRL (eXtensible Business Reporting Language). The following materials from New York REIT Liquidating LLC’s Quarterly Report on Form 10-Q for the three months ended March 31, 2020, formatted in XBRL: (i) the Consolidated Statements of Net Assets, (ii) the Consolidated Statements of Changes in Net Assets and (iii) the Notes to the Consolidated Financial Statements.

*	Filed herewith

NEW YORK REIT LIQUIDATING LLC

March 31, 2020

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

Date: May 8, 2020