Form 10-Q
period 2020-06-30
New York REIT Liquidating LLC
filed 2020-08-07
CIK 1474464

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
June 30, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission File Number
001-36416*

NEW YORK REIT LIQUIDATING LLC
(Exact Name of Registrant as Specified in its Charter)

Delaware	83-2426528
State or Other Jurisdiction of Incorporation or Organization	I.R.S. Employer Identification No.

2 Liberty Square, 9 th Floor, Boston, MA	02109
Address of Principal Executive Offices	Zip Code
(617) 570-4750
Registrant’s Telephone Number, Including Area Code
Securities registered pursuant to Section 12(b) of the Exchange Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A
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
As of August 1, 2020, there were 16,791,769 Units outstanding.
Documents incorporated by reference: None
*New York REIT Liquidating LLC is the successor in interest to New York REIT, Inc. and files reports under the Commission file number for New York REIT, Inc.

NEW YORK REIT LIQUIDATING LLC

NEW YORK REIT LIQUIDATING LLC
FORM
10-Q
JUNE 30, 2020
CONSOLIDATED STATEMENTS OF NET ASSETS
(Liquidation Basis)
(Unaudited, in thousands)

	June 30, 2020	December 31, 2019
Assets
Investment in unconsolidated joint venture	$267,292	$265,516
Cash and cash equivalents	10,144	7,650
Restricted cash held in escrow	92,182	92,302
Accounts receivable	60	60

Total Assets	369,678	365,528

Liabilities
Liability for estimated costs in excess of estimated receipts during liquidation	2,376	2,348
Accounts payable, accrued expenses and other liabilities	452	389

Total Liabilities	2,828	2,737

Commitments and Contingencies
Net assets in liquidation	$366,850	$362,791

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEW YORK REIT LIQUIDATING LLC
FORM
10-Q
JUNE 30, 2020
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(Liquidation Basis)
(Unaudited, in thousands)

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Net assets in liquidation, beginning of period	$365,725	$360,765	$362,791	$372,556
Changes in net assets in liquidation:
Changes in liquidation value of investment in unconsolidated joint venture	3,382	1,699	8,956	2,447
Remeasurement of assets and liabilities	(578)	(201)	(1,539)	(817)
Net changes in liquidation value	2,804	1,498	7,417	1,630
Liquidating distributions to unitholders	(1,679)	(1,679)	(3,358)	(13,602)

Changes in net assets in liquidation	1,125	(181)	4,059	(11,972)

Net assets in liquidation, end of period	$366,850	$360,584	$366,850	$360,584

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEW YORK REIT LIQUIDATING LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
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
As of June 30, 2020, the Company’s only significant assets are a 50.1% equity interest in WWP Holdings LLC (“WWP”), which owns one property, known as Worldwide Plaza, aggregating 2.0 million rentable square feet, with an average occupancy of 97.3%, and a $90.7 million cash reserve to be utilized for improvements at the property owned by WWP. The property consists

of
office space, retail space and a garage representing 88%, 5% and 7%, respectively, of rentable square feet as of June 30, 2020.
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

June 30, 2020
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
In October 2018, the Predecessor announced the withdrawal of its common stock (“Common Shares”) from listing on the NYSE in connection with the conversion. November 2, 2018 was the last day Common Shares were traded on the NYSE and the stock transfer books were closed as of 4:00 p.m. (Eastern Time) on such date. At the effective time of the conversion, each outstanding Common Share was converted into one unit of common membership interest in the LLC (a “Unit”), and holders of Common Shares automatically received one Unit (which Unit was in book entry form) for each Common Share held by such stockholder. Holders of Units should note that unlike Common Shares, which, in addition to being listed on the NYSE, were freely transferable, Units are not listed for trading and generally are not transferable except by will, intestate succession or operation of law. Therefore, the recipients of Units do not have the ability to realize any value from these interests except from distributions made by the Company, the timing of which will be solely in the discretion of the Board of Managers. On October 26, 2018, the
Board
designated Randolph C. Read, P. Sue Perrotty, Craig T. Bouchard, Howard Goldberg and Joe C. McKinney, representing all the previous members of the Board, to serve as the initial members of the Board of Managers. On June 29, 2020, Joe C. McKinney and P. Sue Perrotty each resigned from the Board, effective July 29, 2020. Additionally, Joseph Moinian, the Company’s largest unitholder, has been added as an Observer to the Company’s Board of Managers effective June 30, 2020 in an unpaid position with no voting rights in connection with Board matters.
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
The business of the Company is the same as the business of the Predecessor immediately preceding the conversion, which, consistent with the Liquidation Plan, consists of the continued ownership of the Predecessor’s interest in Worldwide Plaza, the only remaining property-related asset. Under its operating agreement, the business and affairs of the Company will be managed by or under the direction of its Board of Managers, and the sole purpose is winding up the affairs of the Company and the liquidation of its remaining asset. The Company will remain in existence until the earlier of (i) the distribution of all its assets pursuant to liquidation or (ii)
November 7, 2022 which is
four years from the effective time of the conversion. The term may be extended to such later date as the Board of Managers determines is reasonably necessary to fulfill the purposes of the
Company
.
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
June 30, 2020
(unaudited)
Note 3 — Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements of the Company were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All intercompany accounts and transactions have been eliminated in consolidation.
The outbreak of the novel coronavirus
(“COVID-19”)
pandemic across many
countries
, including the United States, and government protective measures in response to the pandemic, have significantly slowed global economic activity and have caused significant volatility in financial markets. During the second quarter of 2020, WWP received rent relief requests from some of its retail and amenities tenants at the Worldwide Plaza property as a result of
COVID-19.
During the three months ended June 30, 2020, the property collected 100% of the office rents that were due. Approximately $786,000 of rents due from the retail and amenities tenants of the property, which represents approximately 2.5% of total rents due at the property for the three months ended June 30, 2020, has not been paid as those tenants are seeking rent concessions for the time period during which they were required to be closed as a result of the
COVID-19
pandemic. Management of WWP is evaluating each request on a tenant by tenant basis. Not all tenant relief requests will result in the granting of relief and it is anticipated that a majority of any relief granted will be in the form of a deferral and not forgiveness. WWP does not plan to forgo any of its contractual rights under its lease agreements in connection with any relief requests. As of the date of this filing, WWP has granted concessions of less than $50,000 in the aggregate. To date, the impact of
COVID-19
has not been material to the Company, however, it is not possible to estimate the future impact of the pandemic at this time.
Liquidation Basis of Accounting
As a result of the approval of the Liquidation Plan by the stockholders, the Company adopted the liquidation basis of accounting as of January 1, 2017 and for the periods subsequent to December 31, 2016 in accordance with GAAP. Accordingly, on January 1, 2017, the carrying value of the Company’s assets were adjusted to their liquidation value, which represented the estimated amount of cash that the Company expected to collect on disposal of assets as it carried out its liquidation activities under the Liquidation Plan. All properties have been sold except for the remaining interest in Worldwide Plaza. For purposes of liquidation accounting, the Company’s estimate of net assets in liquidation assumes a sale of Worldwide Plaza at June 30, 2021. The actual timing of sale has not yet been determined and is subject to future events and uncertainties. These estimates are subject to change based on the actual timing of the sale of the Company’s remaining property.
Liabilities are carried at their contractual amounts due as adjusted for the timing and other assumptions related to the liquidation process.
The Company accrues costs and revenues that it expects to incur and earn as it carries out its liquidation activities through the end of the projected liquidation period, which ends on June 30,

2021, to the extent it has a reasonable basis for estimation. Estimated costs expected to be incurred through the end of the liquidation period include corporate overhead costs associated with satisfying known and contingent liabilities and other costs associated with the winding down and dissolution of the Company. Revenues are based on current interest rate assumptions. These amounts are classified as a net liability for estimated costs in excess of estimated receipts during liquidation on the Consolidated Statements of Net Assets. Actual costs and revenues may differ from amounts reflected in the consolidated financial statements due to the inherent uncertainty in estimating future events. These differences may be material. See Note 4 for further discussion. Actual costs incurred but unpaid as of June 30, 2020 and December 31, 2019 are included in accounts payable, accrued expenses and other liabilities on the Consolidated Statements of Net Assets.
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
June 30, 2020
(unaudited)
Investment in Unconsolidated Joint Venture
The Company accounts for its investment in unconsolidated joint venture under the equity method of accounting because the Company exercises significant influence over but does not control the entity and is not considered to be the primary beneficiary.
The investment in unconsolidated joint venture is recorded at its liquidation value, or net realizable value, which is comprised of an estimate of the expected sale proceeds upon disposition plus the estimated net cash flow from the venture during the liquidation period. The Company evaluates the net realizable value of its unconsolidated joint venture at each reporting period. Any changes in net realizable value will be reflected as a change in the Company’s net assets in liquidation. The liquidation value of the Company’s remaining investment in Worldwide Plaza as of June

30, 2020 and December 31, 2019 is based on estimated cash flow projections utilizing appropriate discount and capitalization rates as well as available market information.
Restricted Cash
At June 30, 2020 and December 31, 2019, restricted cash primarily consists of the $90.7 million capital improvement reserve for Worldwide Plaza and $1.4 million being held in escrow in connection with the sale of the Viceroy Hotel (the “Viceroy Escrow”). The Viceroy Escrow was established from proceeds of the sale of the Viceroy Hotel and was required to cover a potential seller’s obligation to fund any shortfalls to the New York Hotel Pension Fund should the Purchaser of the property withdraw from the Pension Fund without fully funding the then outstanding shortfall due to the Pension Fund.
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
At June 30, 2020 and December 31, 2019, the Company had accrued the following net expenses expected to be incurred during liquidation (in thousands):

	June 30 , 2020	December 31 , 2019

General and administrative expenses	$(2,376)	$(2,348)

Liability for estimated costs in excess of estimated receipts during liquidation	$(2,376)	$(2,348)

NEW YORK REIT LIQUIDATING LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(unaudited)
The change in the liability for estimated costs in excess of estimated receipts during liquidation for the six months ended June 30, 2020 and 2019 are as follows (in thousands):

	January 1, 2020	Net Change in Working Capital (1)	Remeasurement of Assets and Liabilities	June 30, 2020
Liabilities:
General and administrative expenses	$(2,348)	$1,511	$(1,539)	$(2,376)

Total liability for estimated costs in excess of estimated receipts during liquidation	$(2,348)	$1,511	$(1,539)	$(2,376)

	January 1, 2019	Net Change in Working Capital (1)	Remeasurement of Assets and Liabilities	June 30, 2019
Liabilities:
General and administrative expenses	(3,208)	1,300	(817)	(2,725)

Total liability for estimated costs in excess of estimated receipts during liquidation	$(3,208)	$1,300	$(817)	$(2,725)

(1)
Represents changes in cash, restricted cash, accounts receivable, accounts payable and accrued expenses as a result of the Company’s operating activities for the three months ended June 30, 2020 and 2019.

Note 5 – Net Assets in Liquidation
Net assets in liquidation increased by $1.1 million during the three months ended June 30, 2020
,
primarily due to a net increase of $3.4 million in the estimated liquidation value of the Company’s investment in Worldwide Plaza related to the estimated distributions
to be received
from working capital
at the property
and property operations. The increase was offset by a liquidating distribution to unitholders of $1.7 million and
a
$0.6 million decrease due to a remeasurement of estimated costs.
Net assets in liquidation increased by $4.1 million during the six months ended June 30, 2020
,
primarily due to a net increase of $9.0 million in the estimated liquidation value of the Company’s investment in Worldwide Plaza related to the estimated distributions
to be received
from working capital
at the property
and property operations.

The increase was offset by liquidating
distributions
to unitholders of $3.4 million and
a
$1.5 million decrease due to a remeasurement of estimated costs.
Net assets in liquidation decreased by $0.2 million during the three months ended June 30, 2019, primarily due to a liquidating distribution to unitholders of $1.7 million and a $0.2 million decrease due to a remeasurement of estimated costs. The decrease in net assets was offset by an increase of $1.7 million in the estimated liquidation value of the Company’s investment in Worldwide Plaza related to the estimated distributions from working capital and property operations.
Net assets in liquidation decreased by $12.0 million during the six months ended June 30, 2019, primarily due to liquidating distributions to unitholders of $13.6 million and a $0.8 million decrease due to a remeasurement of estimated costs. The decrease in net assets was offset by an increase of $2.4 million in the estimated liquidation value of the Company’s investment in Worldwide Plaza related to the estimated distributions from working capital and property operations
.
The net assets in liquidation at June 30, 2020, presented on an undiscounted basis include the Company’s proportionate share in Worldwide Plaza’s net assets which include a property value at $1.725 billion based on estimated cash flow projections utilizing appropriate discount and capitalization rates as well as available market information.

NEW YORK REIT LIQUIDATING LLC
NOTES TO CONSOLIDATED FINANCIAL
STATEMENTS
June 30, 2020
(
unaudited
)

There were 16,791,769 Units outstanding at June 30, 2020. The net assets in liquidation as of June 30, 2020, if sold at their net asset value, would result in liquidating distributions of approximately $21.85 per Unit. On August 7, 2020, the Board of Managers declared a cash liquidating distribution of $0.25 per Unit payable on August

19
, 2020 to unitholders of record on August

12
, 2020, reducing the estimate of future liquidating distributions to $21.60 per Unit. The net assets in liquidation as of June 30, 2020 of $366.9 million, if sold at their net asset value, plus the cumulative liquidating distribution to unitholders of $1.008 billion ($60.01 per Unit) prior to June 30, 2020 would result in cumulative liquidating distributions to unitholders of $81.86 per Unit. There is inherent uncertainty with these projections, and they could change materially based on the timing of the sale of the Company’s remaining investment, the performance of the underlying asset and any changes in the underlying assumptions of the projected cash flows.
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
The following table lists the tenants whose annualized cash rent represented greater than 10% of total annualized cash rent for the six months ended June 30, 2020 and 2019, including annualized cash rent related to the Company’s unconsolidated joint venture:

		June 30,
Property Portfolio	Tenant	2020	2019

Worldwide Plaza	Cravath, Swaine & Moore, LLP	48.4%	46.4%
Worldwide Plaza	Nomura Holdings America, Inc.	30.7%	32.6%

NEW YORK REIT
LIQUIDATING
LLC
NOTES TO CONSOLIDATED FINANCIAL
STATEMENTS
June 30, 2020
(unaudited)

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
The condensed balance sheets as of June 30, 2020 and December 31, 2019 for Worldwide Plaza are as follows:

(In thousands)	June 30, 2020	December 31, 2019

Real estate assets, at cost	$832,714	$829,168
Less accumulated depreciation and amortization	(247,731)	(239,120)

Total real estate assets, net	584,983	590,048
Cash and cash equivalents	41,381	45,477
Other assets	147,769	151,445

Total assets	$774,133	$786,970

Debt	$1,246,383	$1,238,794
Other liabilities	158,773	153,331

Total liabilities	1,405,156	1,392,125
Deficit	(631,023)	(605,155)

Total liabilities and deficit	$774,133	$786,970

NEW YORK REIT LIQUIDATING
LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(unaudited)

The condensed statements of operations for the three and six months ended June 30, 2020 and 2019 for Worldwide Plaza are as follows:

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019

Rental income	$33,660	$35,241	$69,103	$71,118

Operating expenses:
Operating expenses	14,626	15,794	31,682	31,172
Depreciation and amortization	5,050	7,594	10,098	15,137

Total operating expenses	19,676	23,388	41,780	46,309

Operating income	13,984	11,853	27,323	24,809
Interest expense	(19,221)	(18,768)	(38,418)	(37,364)

Net loss	$(5,237)	$(6,915)	$(11,095)	$(12,555)

Note 7 — Common Stock
The Company had 16,791,769 Units outstanding as of June 30, 2020 and December 31, 2019. The Company expects to make periodic liquidating distributions out of cash flow distributions received from Worldwide Plaza and proceeds from the ultimate sale of the Company’s interest in Worldwide Plaza, subject to satisfying its liabilities and obligations, in lieu of regular monthly dividends.
On May 19, 2020, the Company paid a cash liquidating distribution of $0.10 per Unit.

Through June 30, 2020, the Company paid aggregate liquidating distributions equal to $60.01 per share/unit.

On August 7, 2020,
the Company
declared a cash liquidating distribution of $0.25

per
Unit

payable
on August 19, 2020

to
unitholders of record as
of August 12, 2020.

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
June 30, 2020
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
Following the Liquidation Date, the Company pays to the Winthrop Advisor a monthly fee of $100,000 and a supplemental fee of $50,000 per quarter (prorated for any partial quarter) for any period that the principal executive and financial officers of the Company are required to certify the financial and other information contained in the Company’s quarterly and annual reports pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended
.
In connection with the adoption of liquidation accounting, the Company accrues costs it expects to incur through the end of liquidation. As of June 30, 2020 and December 31, 2019, the Company has accrued asset management fees and compensation reimbursements totaling $1.2 million payable to the Winthrop Advisor representing management’s estimate of future asset management fees to final liquidation, provided there is no assurance that the contract will continue to be extended at the same terms, if at all. This amount is included in estimated costs in excess of estimated receipts during liquidation.
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

NEW YORK REIT LIQUIDATING LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(unaudited)

The Company paid the Winthrop Advisor $
350,000
and $
700,000
for each of the three and six month periods ended June
30
,
2020
and
2019
.
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
Note 11 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form
10-Q
and determined that there have not been any events that have occurred that would require adjustments to disclosures in the consolidated financial statements except as disclosed in Notes 5 and 7.

NEW YORK REIT LIQUIDATING LLC
June 30, 2020
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
Forward-Looking Statements
Certain statements conta
i
ned herein constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Our future results, financial condition and business may differ materially from those expressed in these forward-looking statements. You can find many of these statements by looking for words such as “approximates,” “believes,” “estimates,” “expects,” “anticipates,” “intends,” “plans,” “would,” “may” or similar expressions in this Quarterly Report on Form
10-Q.
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
for the year ended December 31, 2019 and our Quarterly Report on form
10-Q
for the three months ended March 31, 2020 under “Forward Looking Statements” and “Item 1A. Risk Factors,” as well as our other filings with the Securities and Exchange Commission. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. We expressly disclaim any responsibility to update forward-looking statements, whether as a result of new information, future events or otherwise. Accordingly, investors should use caution in relying on forward-looking statements, which are based on information, judgments and estimates at the time they are made, to anticipate future results or trends.
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

NEW YORK REIT LIQUIDATING LLC
June 30, 2020

In October 2018, we announced the withdrawal of our common stock from listing on the NYSE in connection with the conversion. November 2, 2018 was the last day on which shares of our common stock were traded on the NYSE and our stock transfer books were closed as of 4:00 p.m. (Eastern Time) on such date. At the effective time of the conversion, each outstanding share of common stock was converted into one unit of common membership interest in the LLC (a “Unit”), and holders of shares of our common stock automatically received one unit (which unit was in book entry form) for each share of our common stock held by such stockholder. Unlike shares of our common stock, which, in addition to being listed on the NYSE, were freely transferable, Units are not listed for trading and generally are not transferable except by will intestate succession or operation of law. Therefore, the holders of Units do not have the ability to realize any value from these interests except from distributions made by the Company, the timing of which will be solely in the discretion of the Board of Managers. On October 26, 2018, the Board designated Randolph C. Read, P. Sue Perrotty, Craig T. Bouchard, Howard Goldberg and Joe C. McKinney, representing all the previous members of the Board, to serve as the initial members of the Board of Managers. On June 29, 2020, Joe C. McKinney and P. Sue Perrotty each resigned from the Board, effective July 29, 2020. Mr. McKinney and Ms. Perrotty did not resign as a result of any disagreement with the Company on any matter relating to its operations, policies or practices. Additionally, Joseph Moinian, the Company’s largest unitholder, has been added as an Observer to the Company’s Board of Managers effective June 30, 2020 in an unpaid position with no voting rights in connection with Board matters.
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
The dissolution process and the amount and timing of distributions to unitholders involves risks and uncertainties. Accordingly, it is not possible to predict the timing or aggregate amount which will be ultimately distributed to unitholders, and no assurance can be given that the distributions will equal or exceed the estimate of net assets presented in the Consolidated Statement of Net Assets. To date, liquidating distributions totaling $60.01 per common share/unit have been paid.
Liquidation Plan
As of the date of this Quarterly Report on Form
10-Q,
all of our property related assets have been sold except our remaining interest in Worldwide Plaza. For purposes of liquidation accounting, our estimate of net assets in liquidation value assumes a sale of Worldwide Plaza at June 30, 2021 based on a value of $1.725 billion. The actual timing of sale has not yet been determined and is subject to future events and uncertainties. These estimates are subject to change based on the actual timing of the sale of our remaining interest in Worldwide Plaza and the actual cash distributions received from the property during our holding period.
The net assets in liquidation of $366.9 million at June 30, 2020 are presented on an undiscounted basis. Our current estimate of the liquidation value of investment in unconsolidated joint venture includes Worldwide Plaza at $1.725 billion which is based on estimated cash flow projections utilizing appropriate discount and capitalization rates

NEW YORK REIT LIQUIDATING LLC
June 30, 2020

as well as available market information. The current pandemic has not impacted our estimated value of Worldwide Plaza, as net operating income at the property has remained relatively steady throughout, and there has not been recent market activity that would infer a change in the market capitalization and discount rates. We will continue to monitor the current market and adjust the net realizable value of the investment, if necessary, at each reporting period. The timing of the sale of the property, and the ultimate value we receive from the sale, are subject to change. The capital plan includes targeted capital improvements aimed at maintaining the institutional quality of the building and an appropriate allocation to allow for critical tenant lease renewals and rolls. In addition, capital will be available for management to focus on repositioning the property as a more modern asset, with a corresponding program to rebrand and likely rename the building as well as energizing and maximizing the potential of the retail and concourse space. We have set aside approximately $90.7 million from the refinancing proceeds to cover an estimate of our share of potential future leasing and capital costs at the property. To the extent the full $90.7 million reserve is not used, the balance is expected to be available for distribution to unitholders. Our joint venture partners have committed to contribute their pro-rata
share of the budgeted capital investment. To date, all capital costs incurred at the property have been satisfied from operating cash flow of the property.
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
Current Activity
For the fiscal quarter ended June 30, 2020, there were no property sales.
Liquidity and Capital Resources
As of June 30, 2020, we had cash and cash equivalents of $10.1 million. Our total assets and undiscounted net assets in liquidation were $369.7 million and $366.9 million, respectively, at June 30, 2020.
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

NEW YORK REIT LIQUIDATING LLC
June 30, 2020

Rent collections for retail tenants at Worldwide Plaza were impacted by the
COVID-19
pandemic during the three months ended June 30, 2020. It is still uncertain as to what the impact of the
COVID-19
pandemic and government responses thereto will be on rent collections at the property for the three months ended September 30, 2020 or for future quarters. During the three months ended June 30, 2020, the property collected 100% of the office rents that were due. Approximately $786,000 of rents due from the retail and amenities tenants of the property has not been paid, as those tenants are seeking rent concessions for the time period during which they were required to be closed as a result of the
COVID-19
pandemic. Negotiations with tenants are ongoing. At this time, it is anticipated that a majority of rent concessions will be in the form of a rent deferral and not rent forgiveness, resulting in a delay in collections and not a reduction in collections. To date, Worldwide Plaza has granted rent concession of less than $50,000 in the aggregate. See Note 3 to our consolidated financial statements included elsewhere in this Quarterly Report on Form
10-Q
for additional information regarding the impacts and risks we face relating to the
COVID-19
pandemic.
During the six months ended June 30, 2020 we received net distributions of $7.1 million in respect of our interest in Worldwide Plaza.
Sales Proceeds
In connection with the Liquidation Plan, we plan to sell all of our assets.
Principal Use of Funds
Capital Expenditures
As of June 30, 2020, we owned a 50.1% interest in the joint venture that owns Worldwide Plaza. In connection with the leasing of the property, the joint venture entered into agreements with its tenants to provide allowances for tenant improvements. These allowances require the joint venture to fund capital expenditures up to amounts specified in the lease agreements. Our share of capital expenditures for the six months ended June 30, 2020 was funded from property cash flow. During March 2020, the State of New York issued a cease and desist for all non-essential
construction in an effort to slow the spread of
COVID-19.
As a result, most capital expenditures are currently on hold at Worldwide Plaza.
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
Cash Flows
Our level of liquidity based upon cash and cash equivalents increased by approximately $2.4 million from $7.7 million at December 31, 2019 to $10.1 million at June 30, 2020.
The holders of Common Shares approved the Liquidation Plan on January 3, 2017, and we adopted the liquidation basis of accounting effective January 1, 2017. We did not make any acquisitions in new investments in 2020, and, in accordance with the Liquidation Plan, no further acquisitions are expected.

NEW YORK REIT LIQUIDATING LLC
June 30, 2020

Our primary sources of
non-operating
cash flow for the six months ended June 30, 2020 include:

•	$7.1 million net distributions in respect of our interest in Worldwide Plaza.
Our primary uses of
non-operating
cash flow for the six months ended June 30, 2020 include:

•	$3.4 million for liquidating distributions to unitholders.
Our primary sources of
non-operating
cash flow for the six months ended June 30, 2019 include:

•	$7.9 million net distributions in respect of our interest in Worldwide Plaza.
Our primary uses of
non-operating
cash flow for the six months ended June 30, 2019 include:

•	$13.6 million for liquidating distributions to unitholders.
Contractual Obligations
We did not have any contractual debt or lease obligations as of June 30, 2020.
Comparability of Financial Data From Period to Period
Results of Operations
Our remaining asset continues to perform in a manner that is relatively consistent with prior reporting periods. We have experienced no significant changes in occupancy or rental rates at Worldwide Plaza.
Occupancy and Leasing
As of June 30, 2020, Worldwide Plaza was 97.3% leased, compared to 96.3% as of June 30, 2019.
Changes in Net Assets in Liquidation
Net assets in liquidation increased by $1.1 million during the three months ended June 30, 2020, primarily due to a net increase of $3.4 million in the estimated liquidation value of our investment in Worldwide Plaza related to the estimated distributions to be received from working capital at the property and property operations. The increase was offset by a liquidating distribution to unitholders of $1.7 million and a $0.6 million decrease due to a remeasurement of estimated costs.
Net assets in liquidation increased by $4.1 million during the six months ended June 30, 2020, primarily due to a net increase of $9.0 million in the estimated liquidation value of our investment in Worldwide Plaza related to the estimated distributions to be received from working capital at the property and property operations. The increase was offset by liquidating distributions to unitholders of $3.4 million and a $1.5 million decrease due to a remeasurement of estimated costs.
Net assets in liquidation decreased by $0.2 million during the three months ended June 30, 2019, primarily due to a liquidating distribution to unitholders of $1.7 million and a $0.2 million decrease due to a remeasurement of estimated costs. The decrease in net assets was offset by an increase of $1.7 million in the estimated liquidation value of our investment in Worldwide Plaza related to the estimated distributions from working capital and property operations.

NEW YORK REIT LIQUIDATING LLC
June 30, 2020

Net assets in liquidation decreased by $12.0 million during the six months ended June 30, 2019 primarily due to liquidating distributions to unitholders of $13.6 million and a $0.8 million decrease due to a remeasurement of estimated costs. The decrease in net assets was offset by an increase of $2.4 in the estimated liquidation value of our investment in Worldwide Plaza related to the estimated distributions from working capital and property operations.
The net assets in liquidation at June 30, 2020, which are presented on an undiscounted basis, includes Worldwide Plaza valued at $1.725 billion which is based on estimated cash flow projections utilizing appropriate discount and capitalization rates as well as available market information in the accompanying consolidated financial statements, resulting in estimated future liquidating distributions of approximately $21.85 per Unit. This estimate of liquidating distributions includes projections of costs and expenses to be incurred during the next 12 months and costs to dispose of the Company’s remaining investment in Worldwide Plaza. As of October 18, 2017, Worldwide Plaza is managed by a joint venture of SL Green and RXR Realty, two of the largest owner operators in New York City. We, along with our joint venture partners, are committed to investing significant additional capital into Worldwide Plaza to further improve and reposition the asset which we believe includes embedded opportunities to roll leases to increase the value of the property. Any increase in the future market value of Worldwide Plaza, if any, will be reflected in the Statement of Net Assets in liquidation as the specific actions related to the repositioning have been completed. Management’s estimate, like any estimate or projection, is subject to various assumptions and uncertainties including the joint venture’s ability to execute on the business plan, tenants paying their rental obligations, the equity capital and financing markets and New York City market conditions generally. There is no assurance that the joint venture will be successful in taking these various actions and that these actions will, in fact, result in an estimated increase in the value of the property.
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

NEW YORK REIT LIQUIDATING LLC
June 30, 2020

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
Investment in Unconsolidated Joint Venture
We account for our investment in unconsolidated joint venture under the equity method of accounting because we exercise significant influence over, but do not control the entity and are not considered to be the primary beneficiary. Under liquidation accounting, the investment in unconsolidated joint venture is recorded at its net realizable value. We evaluate the net realizable value of our unconsolidated joint venture at each reporting period. Any changes in net realizable value will be reflected as a change in our net assets in liquidation. The liquidation value of our remaining investment in Worldwide Plaza as of June 30, 2020 is based on estimated cash flow projections utilizing appropriate discount and capitalization rates as well as available market information.
Recent Accounting Pronouncement
There are no new accounting pronouncements that are applicable or relevant to the Company under the liquidation basis of accounting.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of June 30, 2020, we had $601.2 million of unconsolidated mortgage debt reflecting our pro rata share of Worldwide Plaza’s total mortgage debt of $1.2 billion. This debt consisted of fixed-rate secured mortgage notes payable. Changes in market interest rates have no impact on interest due on the notes.
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
As of June 30, 2020 an evaluation was performed under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in
Rules 13a-15(e)
under the Securities Exchange Act of 1934). Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2020.
Other Matters
There have been no changes in our internal control over financial reporting during the most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

NEW YORK REIT LIQUIDATING LLC
June 30, 2020

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
for the year ended December 31, 2019 and our Quarterly Report on Form
10-Q
for the three months ended March 31, 2020.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Not applicable.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosure.
Not applicable.
Item 5. Other Information.
None.
Item 6. Exhibits.
The exhibits listed on the Exhibit Index are included, or incorporated by reference, in this Quarterly Report on Form
10-Q.

EXHIBIT INDEX
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form
10-Q
for the quarter ended June 30, 2020 (and are numbered in accordance with Item 601 of Regulation
S-K).

Exhibit No.	Description

31.1*	Certification of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within Inline XBRL document)

*	Filed herewith

NEW YORK REIT LIQUIDATING LLC
June 30, 2020
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW YORK REIT LIQUIDATING LLC

By:	/s/ John Garilli
John Garilli
Chief Executive Officer, President, Chief Financial Officer, Treasurer and Secretary (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)
Date:    August 7, 2020