Form 10-K
period 2020-12-31
New York REIT Liquidating LLC
filed 2021-03-15
CIK 1474464

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended: December 31, 2020
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission File Number
001-36416*

NEW YORK REIT LIQUIDATING LLC
(Exact name of Registrant as specified in its certificate of incorporation)

Delaware	83-2426528
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

2 Liberty Square, 9th Floor, Boston, MA	02109
(Address of principal executive offices)	(Zip Code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act
Rule12b-2).    Yes  ☐    No  ☒
As of February 28, 2021, there were 16,791,769 Units outstanding.
Documents incorporated by reference: None

*	New York REIT Liquidating LLC is the successor in interest to New York REIT, Inc. and files reports under the Commission file number for New York REIT, Inc.

NEW YORK REIT LIQUIDATING LLC
FORM
10-K

NEW YORK REIT LIQUIDATING LLC
FORM 10-K
DECEMBER 31, 2020
Notes Regarding Forward-Looking Statements
Certain statements included in this Annual Report on Form
10-K
are forward-looking statements. Forward-looking statements are not guarantees of performance. Those statements include statements regarding the intent, belief or current expectations of New York REIT Liquidating LLC (the “Company,” “we,” “our,” or “us”) and members of our management team, as well as the assumptions on which such statements are based, and generally are identified by the use of words such as “may,” “will,” “seeks,” “anticipates,” “believes,” “approximates,” “estimates,” “expects,” “plans,” “intends,” “should,” “would” or similar expressions. Actual results may differ materially from those contemplated by such forward-looking statements. These forward-looking statements are subject to numerous assumptions, risks and uncertainties. Many of the factors that will determine these items are beyond our ability to control or predict. Factors that may cause actual results to differ materially from those contemplated by the forward-looking statements include, but are not limited to, public health crises, such as the novel coronavirus
(“COVID-19”)
pandemic, as well as those items set forth in this Annual Report on Form
10-K
for the year ended December 31, 2020 under “Risk Factors” in Part 1, Item 1A.
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

•
If the
COVID-19
pandemic continues for an extended period of time, the ability of our tenants to pay their contractual rents could be impacted resulting in our cash flow and liquidating distributions being reduced and the demand for New York City property may diminish and market values may be reduced, delaying or reducing our liquidating distributions; and

•
We may be adversely affected by changes in general economic, business and political conditions, including the possibility of intensified international hostilities, acts of terrorism, and changes in conditions of United States or international lending, capital and financing markets.

All forward-looking statements should be read together with the risks and other information discussed under “Risk Factors” in Part I, Item 1A of this Annual Report on Form
10-K.

NEW YORK REIT LIQUIDATING LLC
FORM 10-K
DECEMBER 31, 2020

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
At December 31, 2020, the Company’s only significant assets are a 50.1% equity interest in WWP Holdings LLC (“WWP”) which owns one property, aggregating 2.0 million rentable square feet, with an occupancy of 97.3%, and a $90.7 million cash reserve to be utilized for improvements at WWP. The Company’s property consists of office space, retail space and a garage, representing 88%, 5% and 7%, respectively, of rentable square feet at December 31, 2020.
Prior to February 28, 2021, the Company sold all of its properties except for the remaining 50.1% interest in Worldwide Plaza. Also, prior to February 28, 2021, the Company, together with the Predecessor, paid aggregate cash liquidating distributions of $1.0 billion, or $60.51 per common share/unit of common membership.
The Company has no employees. Since March 8, 2017, Winthrop REIT Advisors, LLC (the “Winthrop Advisor”), has administered all advisory duties, and the Winthrop Advisor continues to manage our affairs on a day-to-day
basis. Effective March 8, 2017, Winthrop Management L.P. (the “Winthrop Property Manager”) began providing property management services to certain properties. The Winthrop Property Manager no longer managed any of our Predecessor’s properties at the date of conversion.
Under the Liquidation Plan, the Predecessor was not, and under our limited liability company agreement we are not, permitted to make any new investments except to make protective acquisitions or advances with respect

NEW YORK REIT LIQUIDATING LLC
FORM 10-K
DECEMBER 31, 2020

to our existing assets. We are permitted to satisfy any existing contractual obligations and fund required tenant improvements and capital expenditures at our real estate property owned by the joint venture in which we own an interest.
The Liquidation Plan enables us to sell any and all of our assets without further approval of the unitholders and provides that liquidating distributions be made to the unitholders as determined by the Company’s Board of Managers (the “Board of Managers”).
In October 2018, we announced the withdrawal of our common stock from listing on the NYSE in connection with the conversion. November 2, 2018 was the last day on which shares of our Predecessor’s common stock were traded on the NYSE and the stock transfer books were closed as of 4:00 p.m. (Eastern Time) on such date. At the effective time of the conversion, each outstanding share of common stock was converted into one unit of common membership interest in the Liquidating LLC (a “Unit”), and holders of shares of common stock automatically received one Unit (which Unit was in book entry form) for each share of common stock held by such stockholder. Holders of Units should note that unlike shares of common stock, which, in addition to having been listed on the NYSE, were freely transferable, Units are not listed for trading and generally are not transferable except by will, intestate succession or operation of law. Therefore, the recipients of Units will not have the ability to realize any value from these interests except from distributions made by the Company, the timing of which will be solely in the discretion of the Board of Managers. On October 26, 2018, the Board designated Randolph C. Read, P. Sue Perrotty, Craig T. Bouchard, Howard Goldberg and Joe C. McKinney, representing all the previous members of the Board, to serve as the initial members of the Board of Managers. On June 29, 2020, Joe C. McKinney and P. Sue Perrotty each resigned from the Board of Managers, effective July 29, 2020. Mr. McKinney and Ms. Perrotty did not resign as a result of any disagreement with the Company on any matter relating to its operations, policies or practices. The resignations were tendered in conjunction with the Company’s cost saving initiatives. Additionally, Joseph Moinian, the Company’s largest unitholder, was added as a board observer (“Observer”) to the Company’s Board of Managers effective June 30, 2020 in an unpaid position with no voting rights in connection with Board matters.
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
FORM 10-K
DECEMBER 31, 2020

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
Sales Pursuant to the Plan of Liquidation
Pursuant to the Liquidation Plan, excluding the partial sale of Worldwide Plaza we sold six properties for an aggregate purchase price of $1.325 billion during 2017 and ten properties for an aggregate purchase price of $479.6 million in 2018. There were no property sales in 2019 or 2020.
Assets
Our one remaining property asset is located in New York, New York. See “Properties” in Part I, Item 2 for a description of our remaining asset.
Indebtedness
At December 31, 2020, we indirectly had debt of $601.2 million of unconsolidated mortgage debt reflecting our pro rata share of Worldwide Plaza’s total mortgage debt of $1.2 billion, with a weighted average interest rate equal to 3.98% per annum and a weighted average term to maturity of 7 years.
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
Competition
The New York City real estate market is highly competitive and there are many competing properties in the New York MSA. With respect to the remaining property asset that we own, we compete for tenants based on a number of factors that include location, rental rates, security, suitability of the property’s design to prospective tenants’ needs and the manner in which the property is operated and marketed. Many competitors have substantially greater marketing budgets and financial resources than we do which could limit our success when we compete with them directly. Competition could have a material effect on our occupancy levels, rental rates and on property operating expenses. We also may compete with other entities advised or sponsored by affiliates of the Winthrop Advisor for tenants.

NEW YORK REIT LIQUIDATING LLC
FORM 10-K
DECEMBER 31, 2020

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
Available Information and Company’s Website
Our website is located at
www.nyrt.com
. We post filings on our website as soon as practicable after they are electronically filed with, or furnished to the SEC, including our Annual Reports on Form
10-K,
Quarterly Reports on Form
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
DECEMBER 31, 2020

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
The net proceeds of the Liquidation Plan will be distributed to unitholders over time in one or more liquidating distributions. The actual amount that we will distribute to you in the liquidation will depend upon the actual amount of our liabilities, the actual proceeds from the sale of our remaining property, the actual fees and expenses incurred in connection with the sale of our property, the actual expenses incurred in the administration of our property prior to disposition, our actual general and administrative expenses, including fees paid to the Winthrop Advisor and its affiliates and other liabilities that may be incurred by us, our ability to avoid U.S. federal income and excise taxes throughout the period of the liquidation process and other factors. If our liabilities (including, without limitation, tax liabilities and compliance costs) are greater than we currently expect or if the sales price of our asset is less than we expect, you will receive less in total liquidating distributions.
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
The
COVID-19
pandemic has had, and may continue to have, an impact on the ability of the tenants at Worldwide Plaza to pay their contractual rents when due or at all. This is especially true for retail and amenities tenants that have been and may continue to be forced to close as a result of government protective measures.

NEW YORK REIT LIQUIDATING LLC
FORM 10-K
DECEMBER 31, 2020

Delays or reductions in the payment of rent by tenants of the property, will result in delays or reductions in the cash distributions we receive from the property which will affect the timing and amount of liquidating distributions to our unitholders. Given the uncertainty around the extent and timing of the potential future spread or mitigation of the
COVID-19
pandemic and the imposition or relaxation of protective measures, we cannot at this time reasonably estimate the impact of the
COVID-19
pandemic to our liquidating distributions. If the government mandated occupancy restrictions persist for an extended period of time, the impact to our liquidating distributions could be material.
If the
COVID-19
pandemic continues for an extended period of time, the demand for New York City properties may diminish and market values could be reduced, delaying or reducing our liquidating distributions.
The full impact of the
COVID-19
pandemic is unknown and is dependent on various factors and consequences outside of our control. Should the effects of the pandemic and government protective measures in response thereto continue for an extended period of time, the demand for properties in the New York City metropolitan area may be reduced, making it more difficult for us to sell our remaining interest in Worldwide Plaza in the timeframe contemplated by the Liquidation Plan or for the current estimated market value of the property. If we are not able to find a buyer for this asset in a timely manner or if we have overestimated the sales price we will receive, whether because of the current economic environment caused by the
COVID-19
pandemic or otherwise, our liquidating distributions to our unitholders could be delayed or reduced.
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
Our only remaining investment is our 50.1% equity interest in the joint venture that owns Worldwide Plaza. While we own a majority of the membership interests in Worldwide Plaza, under the Worldwide Plaza joint venture agreement, our joint venture partner, which is a joint venture between an affiliate of SL Green Realty Corp. and a private equity fund sponsored by RXR Realty LLC, is the manager of the joint venture and is responsible for day-to-day
management of Worldwide Plaza. All major decisions require the consent of the WWP Board of Managers, including the consent of Samuel Ashner who is our designee on the WWP Board of Managers, however, we do not have control of the day-to-day
decisions to be made by Worldwide Plaza, and therefore we are dependent on our joint venture partners and there is a risk of impasse. Additionally, under the joint venture agreement, we would lose approval rights relating to property-level major decisions for Worldwide Plaza if Samuel Ashner ceased to serve on the WWP Board of Managers and we did not appoint a replacement consented to by our joint venture partners, such consent not to be unreasonably withheld, within 90 days. Investments in joint ventures, under certain circumstances, involve risks not present were a third party not involved. Our joint venture partner may have economic or other business interests or goals which are inconsistent with our business interests or goals and may be in a position to take actions contrary to our policies or objectives. Disputes between us and our joint venture partner may result in litigation. Consequently, actions by or disputes

NEW YORK REIT LIQUIDATING LLC
FORM 10-K
DECEMBER 31, 2020

with our joint venture partner might result in subjecting us to additional risk. In addition, in certain circumstances we may be liable for the actions of our joint venture partner or subject to dilution of our interest if we fail to make required capital contributions to the venture.
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
The timing of the sale of the property, or our interest in the property, and the ultimate value we receive from the sale, are subject to change. The joint venture’s capital plan includes targeted capital improvements aimed at maintaining the institutional quality of the building and an appropriate allocation to allow for critical tenant lease renewals and rolls. In addition, capital will be available for management to focus on repositioning the property as a more modern asset, with a corresponding program to rebrand the building as well as energizing and maximizing the potential of the retail and concourse space. We have set aside approximately $90.7 million from the 2017 refinancing proceeds to cover an estimate of our share of potential future leasing and capital costs at the property. Our joint venture partners have committed to contribute their pro-rata
share of the budgeted capital investment. Management’s estimate, like any estimate or projection, is subject to various assumptions and uncertainties including the joint venture’s ability to execute on the business plan, tenants paying their rental obligations, the equity capital and financing markets and New York City market conditions generally. There is no assurance that the joint venture will be successful in taking these various actions and that these actions will, in fact, result in an increase in the value of the property.
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

NEW YORK REIT LIQUIDATING LLC
FORM 10-K
DECEMBER 31, 2020

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

NEW YORK REIT LIQUIDATING LLC
FORM 10-K
DECEMBER 31, 2020

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

NEW YORK REIT LIQUIDATING LLC
FORM 10-K
DECEMBER 31, 2020

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

NEW YORK REIT LIQUIDATING LLC
FORM 10-K
DECEMBER 31, 2020

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
Tenant credit concentrations make us more susceptible to adverse events with respect to those tenants.
As of December 31, 2020, the following existing tenants represented 5% or more of our total annualized cash base rents:

Tenant	Percentage of Annualized Cash Base Rent

Cravath, Swaine & Moore, LLP [1]	48%
Nomura Holdings America, Inc. [1]	31%

(1)	Annualized cash base rent reflects our 50.1% pro rata share of rent generated by Worldwide Plaza.
The financial failure of any or all of these tenants is likely to have a material adverse effect on our financial condition, the value of the applicable property or the amount or timing of liquidating distributions. In addition,

NEW YORK REIT LIQUIDATING LLC
FORM 10-K
DECEMBER 31, 2020

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

NEW YORK REIT LIQUIDATING LLC
FORM 10-K
DECEMBER 31, 2020

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
Changes in the cost or availability of insurance could expose us to uninsured casualty losses. If our property incurs a casualty loss that is not fully insured, the value of our asset will be reduced by any such uninsured loss, which would reduce our liquidating distributions. In addition, other than any working capital reserve or other reserves we may establish, we have no source of funding to repair or reconstruct any uninsured property. Also, to the extent we must pay unexpectedly large amounts for insurance, the amount of liquidating distributions we make to our unitholders would be negatively impacted.
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

NEW YORK REIT LIQUIDATING LLC
FORM 10-K
DECEMBER 31, 2020

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

NEW YORK REIT LIQUIDATING LLC
FORM 10-K
DECEMBER 31, 2020

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
DECEMBER 31, 2020

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

NEW YORK REIT LIQUIDATING LLC
FORM 10-K
DECEMBER 31, 2020

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
Our business is subject to risks normally associated with debt financing. The total principal amount of our combined outstanding indebtedness, which represents our pro rata share of Worldwide Plaza’s indebtedness, was $601.2 million as of December 31, 2020.
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

NEW YORK REIT LIQUIDATING LLC
FORM 10-K
DECEMBER 31, 2020

•
we may not be able to refinance existing indebtedness (which requires substantial principal payments at maturity) and, if we can, the terms of such refinancing might not be as favorable as the terms of existing indebtedness;

•
if by August 31, 2023 all or substantially all the space currently leased by Cravath, Swaine & Moore LLP has not been re-leased on specified terms, the joint venture that owns Worldwide Plaza would be restricted under the terms of its indebtedness from making distributions until the space is re-leased or a $42.3 million reserve has been deposited in a reserve account (or a qualifying guaranty or letter of credit has been delivered in such amount) which would affect the amount and timing of liquidating distributions we make;

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

NEW YORK REIT LIQUIDATING LLC
FORM 10-K
DECEMBER 31, 2020

penalties for failure to comply with these requirements. It is the responsibility of each unitholder to file all U.S. federal, state and local income tax returns that may be required of such unitholder.
Item 1B. Unresolved Staff Comments.
Not applicable.
Item 2. Properties.
General
At December 31, 2020, our sole remaining property related asset is a 50.1% interest in Worldwide Plaza located in New York, New York. The following table presents certain additional information about the property, including the rentable square footage and annualized cash base rent of Worldwide Plaza multiplied by our pro rata share of our investment in WWP:

Property	Ownership	Rentable Sq. Ft.	Percent Occupied	Annualized Cash Base Rent (in thousands)	Annualized Cash Base Rent Per Sq. Ft. (in thousands)	Number of Leases
Worldwide Plaza - Office	50.1%	907,616	97.5%	$58,245	$65.85	22
Worldwide Plaza - Retail	50.1%	121,340	96.4%	3,864	33.20	7

Total/Weighted Average		1,028,956	97.3%	$62,109	$62.05	29

Future Lease Expirations Table
The following is a summary of our pro rata share of Worldwide Plaza lease expirations for the next ten years as of December 31, 2020 (dollar value in thousands):

Year of Expiration	Number of Leases Expiring	Expiring Annualized Cash Rent [1]	Expiring Annualized Cash Rent as a Percentage of the Total [1]	Leased Rentable Square Feet		Percentage of Leased Rentable Sq. Ft. Expiring
2021	7	1,730	2.8%	28,154		2.7%
2022	1	17	<1.0%	[2	]	—
2023	2	82	<1.0%	911		<1.0%
2024	3	31,325	50.4%	338,461		32.9%
2025	2	1,206	1.9%	19,276		1.9%
2026	2	2,573	4.1%	51,942		5.1%
2027	4	2,636	4.2%	83,703		8.1%
2028	1	90	<1.0%	401		<1.0%
2029	2	243	<1.0%	3,104		<1.0%
2030	—	—	—	—		—

Total	24	$39,902	64.3%	525,952		51.1%

(1)	Expiring annualized cash rent represents contractual cash base rents at the time of lease expiration added to current reimbursements from tenants, excluding electric reimbursements and free rent.
(2)	Represents rents on air rights not included in leased rentable square feet.

NEW YORK REIT LIQUIDATING LLC
FORM 10-K
DECEMBER 31, 2020

Tenant Concentration
The following table lists the tenants whose rented square footage is greater than 10% of the total rentable square footage of Worldwide Plaza as of December 31, 2020 (dollars in thousands):

Tenant	Rented Sq. Ft. [1]	Rented Sq. Ft. as a % of Total	Lease Expiration	Remaining Lease Term [2]	Renewal Options		Annualized Cash Base Rent [1]
Nomura Holdings America, Inc.	389,942	38%	9/2033	12.8	[3	]	$19,128
Cravath, Swaine & Moore, LLP	309,185	30%	8/2024	3.7	None		$30,188

(1)	Rentable square feet and annualized cash base rent reflect the rentable square footage and annualized cash base rent of Worldwide Plaza multiplied by our 50.1% pro rata share of WWP.
(2)	Remaining lease term in years as of December 31, 2020.
(3)
Nomura Holdings America, Inc. has up to four options to renew its lease. The first two options are for renewal terms of five or ten years each and the second two options are for five years each. In total, the renewal options allow for a maximum of 20 years of extended term.

Property Financing
We have no mortgage debt outstanding at December 31, 2020 other than our share of the mortgage note payable encumbering Worldwide Plaza. The Worldwide Plaza debt has an outstanding balance of $1.2 billion, bears interest at a blended rate of 3.98% per annum, requires monthly payments of interest only and matures in November 2027.
Item 3. Legal Proceedings.
The information related to litigation and regulatory matters contained in “Note 8 — Commitments and Contingencies” of our notes to the consolidated financial statements included in this Annual Report on Form
10-K
is incorporated by reference into this Item 3. Except as set forth therein, as of the end of the period covered by this Annual Report on Form
10-K,
we are not a party to, and none of our properties are subject to, any material pending legal proceedings.
Item 4. Mine Safety Disclosure.
Not applicable.

NEW YORK REIT LIQUIDATING LLC
FORM 10-K
DECEMBER 31, 2020

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
DECEMBER 31, 2020

For each calendar quarter indicated, the following table reflects high and low sales prices for the common stock as reported by the NYSE and the amounts paid to our stockholders in respect of these shares to which we refer as “dividends.” All dollar amounts have been adjusted to reflect the
1-for-10
reverse split that occurred in March 2018.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (1)

2020
Cash dividends paid per unit (2)	$0.10	$0.10	$0.25	$0.25

2019
Cash dividends paid per unit (2)	$0.71	$0.10	$0.10	$0.10

2018
High	$42.10	$22.85	$18.65	$18.13
Low	$19.50	$17.64	$17.11	$13.55
Cash dividends paid per share (2)	$20.00	$4.85	$—	$3.25
Non-cash dividends paid per share (3)	$—	$—	$—	$14.00

(1)	For the high and low trading prices, period is October 1 – November 2, 2018.
(2)	Represents distributions of liquidation proceeds. Since the adoption of the Liquidation Plan, we have made cash liquidating distributions totaling $60.51 per unit/share.
(3)
The conversion of shares of common stock of the Predecessor to Units of the Company is considered a deemed distribution for tax purposes. Amount is based on the average of the high and low trading prices of the Predecessor’s common stock over the final three days of trading.

Holders
At February 28, 2021, we had 16,791,769 Units outstanding held by a total of 600 unitholders of record.
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
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
We did not repurchase any of our Units during the years ended December 31, 2019 and 2020.
Communications with the Board of Managers
All interested parties (including our unitholders) may communicate with our Board of Managers by sending written communications addressed to such person or persons in care of New York REIT Liquidating LLC, 2 Liberty Square, 9 th
Floor, Boston, MA 02109, Attention: John Garilli, Chief Executive Officer, Chief Financial

NEW YORK REIT LIQUIDATING LLC
FORM 10-K
DECEMBER 31, 2020

Officer, Treasurer and Secretary. Mr. Garilli will deliver all appropriate communications to our Board of Managers no later than the next regularly scheduled meeting of our Board of Managers. If our Board of Managers modifies this process, the revised process will be posted on our website.
Item 6. Selected Financial Data.
Not applicable.
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
Overview
On August 22, 2016 the Predecessor’s Board of Directors approved a plan of liquidation to sell in an orderly manner all or substantially all of its assets and the assets of the OP (the “Liquidation Plan”), subject to stockholder approval. The Liquidation Plan was approved at a special meeting of stockholders on January 3, 2017.
The Liquidation Plan provided for an orderly sale of the Predecessor’s assets, payment of its liabilities and other obligations and the winding down of operations and the dissolution of the Predecessor. We are no longer permitted to make any new investments except to make protective acquisitions on advances with respect to our existing assets. We are permitted to satisfy any existing contractual obligations and pay for required tenant improvements and capital expenditures at our real estate property owned by the joint venture in which we own an interest.
In order to comply with applicable tax laws, New York REIT, Inc. converted into a limited liability company known as New York REIT Liquidating LLC. The conversion to the Company was approved by the Predecessor’s stockholders on September 7, 2018 and became effective on November 7, 2018. The Liquidation

NEW YORK REIT LIQUIDATING LLC
FORM 10-K
DECEMBER 31, 2020

Plan enabled us to sell our assets without further approval of the stockholders or unitholders and provides that liquidating distributions be made to the stockholders as determined by the Board of Directors, and following the conversion, to our unitholders as determined by the Board of Managers.
In October 2018, we announced the withdrawal of our Predecessor’s common stock from listing on the NYSE in connection with the conversion. November 2, 2018 was the last day on which shares of our Predecessor’s common stock were traded on the NYSE and our stock transfer books were closed as of 4:00 p.m. (Eastern Time) on such date. At the effective time of the conversion, each outstanding share of common stock was converted into one unit of common membership interest in the LLC (a “Unit”), and holders of shares of our Predecessor’s common stock automatically received one Unit (which Unit was in book entry form) for each share of our Predecessor’s common stock held by such stockholder. Unlike shares of our Predecessor’s common stock, which, in addition to being listed on the NYSE, were freely transferable, Units are not listed for trading and generally are not transferable except by will, intestate succession or operation of law. Therefore, the recipients of Units will not have the ability to realize any value from these interests except from distributions made by the Company, the timing of which will be solely in the discretion of the Board of Managers. On October 26, 2018, the Board of Directors designated Randolph C. Read, P. Sue Perrotty, Craig T. Bouchard, Howard Goldberg and Joe C. McKinney, representing all the previous members of the Board, to serve as the initial members of the Board of Managers. On July 29, 2020, Joe C. McKinney and P. Sue Perrotty each resigned from the Board of Managers, effective July 29, 2020. Mr. McKinney and Ms. Perrotty did not resign as a result of any disagreement with the Company on any matter relating to its operations, policies or practices. The resignations were tendered in conjunction with the Company’s cost saving initiatives. Additionally, Joseph Moinian, the Company’s largest unitholder, was added as an Observer to our Board of Managers effective June 30, 2020 in an unpaid position with no voting rights in connection with Board matters.
The Company is deemed to be the same entity as the Predecessor with the same assets and liabilities as the Predecessor on the date of conversion. In addition, the charter and bylaws of the Predecessor were replaced by the operating agreement of the Company. For tax purposes, the fair value of each Unit in the Company received by stockholders when the conversion became effective, which reflects the value of the remaining assets of the Company (net of liabilities), was $14.00 per Unit and was equal to the average of the high and low trading prices for shares of the Predecessor’s common stock on the last three days on which the shares were traded on the NYSE. For a detailed description of the federal income tax and investment considerations relating to the conversion and its effects on our interests in the Predecessor, please see the Predecessor’s proxy statement/prospectus filed with the Securities and Exchange Commission on August 6, 2018.
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
The dissolution process and the amount and timing of distributions to unitholders involves risks and uncertainties. Accordingly, it is not possible to predict the timing or aggregate amount which will be ultimately distributed to unitholders, and no assurance can be given that the distributions will equal or exceed the estimate of net assets presented in the Consolidated Statement of Net Assets. To date, liquidating distributions totaling $60.51 per common share/unit have been paid.

NEW YORK REIT LIQUIDATING LLC
FORM 10-K
DECEMBER 31, 2020

Liquidation Plan
As of the date of this Annual Report on Form
10-K,
all of our property related assets have been sold except our remaining interest in Worldwide Plaza. For purposes of liquidation accounting, our estimate of net assets in liquidation value assumes a sale of Worldwide Plaza at December 31, 2021 based on a value of $1.65 billion which is a decrease of $75 million from the previously reported value of $1.725 billion. The actual timing of sale has not yet been determined and is subject to future events and uncertainties. These estimates are subject to change based on the actual timing of the sale of our remaining interest in Worldwide Plaza and the actual cash distributions received during our holding period.
The net assets in liquidation of $327.4 million at December 31, 2020 are presented on an undiscounted basis. Our current estimate of the liquidation value of investments in real estate includes Worldwide Plaza at $1.65 billion which is based on estimated cash flow projections utilizing appropriate discount and capitalization rates as well as available market information and assumptions regarding capital expenditures. Net operating income at Worldwide Plaza has remained relatively steady throughout the
COVID-19
pandemic in 2020, and there has not been recent market activity that would imply a change in the market capitalization rates. However, we adjusted discount rates and certain leasing assumptions as a result of the impact of the
COVID-19
pandemic on economic conditions. We will continue to monitor the market and adjust the net realizable value of the investment, if necessary, at each reporting period. The timing of the sale of the property, and the ultimate value we receive from the sale, are subject to change. The capital plan includes targeted capital improvements aimed at maintaining the institutional quality of the building and an appropriate allocation to allow for critical tenant lease renewals and rolls. In addition, capital will be available for management to focus on repositioning the property primarily as it relates to re-tenanting
and modernizing the space currently occupied by Cravath Swaine & Moore. We have set aside approximately $90.7 million from the refinancing proceeds to cover an estimate of our share of potential future leasing and capital costs at the property. To the extent the full $90.7 million reserve is not used, the balance is expected to be available for distribution to unitholders. Our joint venture partners have committed to contribute their pro-rata
share of the budgeted capital investment. To date, all capital costs incurred at the property have been satisfied from operating cash flow of the property.
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
Current Activity
There were no sales during 2020.
Liquidity and Capital Resources
As of December 31, 2020, we had cash and cash equivalents of $7.7 million. Our total assets and undiscounted net assets in liquidation were $330.1 million and $327.4 million, respectively, at December 31, 2020.
Our principal demands for funds are to pay or fund operating expenses, capital expenditures and liquidating distributions to our unitholders. We believe that cash flow distributions we expect to receive from our investment

NEW YORK REIT LIQUIDATING LLC
FORM 10-K
DECEMBER 31, 2020

in Worldwide Plaza will continue to provide adequate capital to fund our operating, administrative and other expenses incurred during liquidation. We currently estimate that our current cash balance is sufficient to cover approximately three years of net operating expenses at the Company. If cash flow distributions from Worldwide Plaza are suspended or lower than currently estimated as a result of the economic conditions caused by the
COVID-19
pandemic and government protective measures, we will still be able to satisfy our current operating, administrative and other expenses; however, it is likely that liquidating distributions to our unitholders would be suspended or reduced accordingly. Our principal sources and uses of funds are further described below.
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
Rent collections for retail and amenities tenants at Worldwide Plaza were impacted by the
COVID-19
pandemic during the year ended December 31, 2020. It is still uncertain as to the extent of the impact of the
COVID-19
pandemic and government protective measures thereto on rent collections at the property for future quarters. During the year ended December 31, 2020, the property collected 100% of the office rents that were due. As of December 31, 2020, approximately $2.4 million of base rents due from the retail and amenities tenants of the property have not been paid, as those tenants are seeking rent concession for the time period during which they were required to be closed as a result of the
COVID-19
pandemic. The unpaid rents represent approximately 2.0% of total rents due at the property for the year ended December 31, 2020. Negotiations with those tenants are ongoing. At this time, we anticipate that a majority of rent concessions will be in the form of a rent deferral and not rent forgiveness, resulting in a delay in collections and not a reduction in collections. To date, WWP has forgiven rent obligations of less than $100,000 in the aggregate. See Note 3 to our consolidated financial statements included elsewhere in this Annual Report on Form
10-K
for additional information regarding the impacts and risks we face relating to the
COVID-19
pandemic.
Sales Proceeds
In connection with the Liquidation Plan, we plan to sell our remaining 50.1% interest in Worldwide Plaza.
Other Sources of Funds
During the year ended December 31, 2020 we received net distributions of $14.4 million in respect of our interest in Worldwide Plaza.
Principal Use of Funds
Capital Expenditures
At December 31, 2020, we owned a 50.1% interest in the joint venture that owns Worldwide Plaza. In connection with the leasing of the property, the joint venture entered into agreements with its tenants to provide allowances for tenant improvements. These allowances require the joint venture to fund capital expenditures up to amounts specified in the lease agreements. Our share of capital expenditures during the year ended December 31, 2020 was funded from property cash flow.

NEW YORK REIT LIQUIDATING LLC
FORM 10-K
DECEMBER 31, 2020

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
Loan Obligations
We have no consolidated mortgage notes payable as of December 31, 2020.
As of December 31, 2020, we indirectly had debt of $601.2 million of unconsolidated mortgage debt reflecting our pro rata share of Worldwide Plaza’s total mortgage debt of $1.2 billion. The Worldwide Plaza mortgage debt matures in November 2027 and requires monthly interest only payments. Operating cash flow at the property is sufficient to cover the monthly debt service payments.
Cash Flows
Our level of liquidity based upon cash and cash equivalents remained consistent at $7.7 million at December 31, 2020 and 2019.
The holders of Common Shares approved the Liquidation Plan on January 3, 2017, and we adopted the liquidation basis of accounting effective January 1, 2017. We did not make any acquisitions in new investments in 2020, and, in accordance with the Liquidation Plan, no further acquisitions are expected.
Our primary sources of
non-operating
cash flow for the year ended December 31, 2020 include:

•	$14.4 million net distributions related to our interest in Worldwide Plaza.
Our primary uses of
non-operating
cash flow for the year ended December 31, 2020 include:

•	$11.8 million for liquidating distributions to common shareholders.
Our primary sources of
non-operating
cash flow for the year ended December 31, 2019 include:

•	$9.0 million net distributions related to our interest in Worldwide Plaza.
Our primary uses of
non-operating
cash flow for the year ended December 31, 2019 include:

•	$17.0 million for liquidating distributions to common shareholders.

NEW YORK REIT LIQUIDATING LLC
FORM 10-K
DECEMBER 31, 2020

Contractual Obligations
We did not have any contractual debt or lease obligations as of December 31, 2020.
Comparability of Financial Data From Period to Period
Results of Operations
Since the adoption of liquidation basis accounting as of January 1, 2017, there are no results of operations. Subsequent to the adoption of the plan of liquidation, we have only one reporting and operating segment. Our remaining property asset continues to perform in a manner that is relatively consistent with prior reporting periods. We have experienced no significant changes in occupancy or rental rates at Worldwide Plaza. Changes in the liquidation value of our assets are discussed below under Changes in Net Assets in Liquidation.
Occupancy and Leasing
See Item 2 (“Properties”)
Changes in Net Assets in Liquidation
Net assets in liquidation decreased by $35.4 million during the year ended December 31, 2020. The reduction during the year ended December 31, 2020 was primarily due to a $37.6 million decrease in the Company’s investment in Worldwide Plaza based on a decrease of the estimated property value of Worldwide Plaza, liquidating distributions to unitholders totaling $11.8 million and a $2.6 million decrease due to a remeasurement of estimated costs. The reduction in net assets was offset by a net increase of $16.6 million in the estimated liquidation value of the Company’s investment in Worldwide Plaza primarily related to estimated distributions from working capital and property operations.
Net assets in liquidation decreased by $9.8 million during the year ended December 31, 2019. The reduction during the year ended December 31, 2019 was primarily due to liquidating distributions to unitholders totaling $17.0 million and a $1.6 million decrease due to a remeasurement of estimated costs. The reduction in net assets was offset by a net increase of $8.8 million in the estimated liquidation value of the Company’s investment in Worldwide Plaza primarily related to estimated distributions from working capital and property operations.
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
The net assets in liquidation at December 31, 2020, which are presented on an undiscounted basis, includes Worldwide Plaza valued at $1.65 billion which is based on estimated cash flow projections utilizing appropriate discount and capitalization rates as well as available market information and assumptions regarding capital expenditures in the accompanying consolidated financial statements, resulting in estimated future liquidating distributions of approximately $19.50 per unit. This estimate of liquidating distributions includes projections of

NEW YORK REIT LIQUIDATING LLC
FORM 10-K
DECEMBER 31, 2020

costs and expenses to be incurred during the next 12 months and costs to dispose of the Company’s remaining investment in WWP. As of October 18, 2017, Worldwide Plaza is managed by a joint venture of SL Green and RXR Realty, two of the largest owner operators in New York City. We, along with our joint venture partners, are committed to investing significant additional capital into Worldwide Plaza to further improve and reposition the asset which we believe includes embedded opportunities to roll leases to increase the value of the property. Any changes in the future market value of Worldwide Plaza, if any, will be evaluated at each reporting period and will be reflected in the Statement of Net Assets in liquidation at such times. Management’s estimate, like any estimate or projection, is subject to various assumptions and uncertainties including the joint venture’s ability to execute on the business plan, tenants paying their rental obligations, the equity capital and financing markets and New York City market conditions generally. There is no assurance that the joint venture will be successful in taking these various actions and that these actions will, in fact, result in any increase in the value of the property.
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
DECEMBER 31, 2020

Significant Accounting Estimates and Critical Accounting Policies
Set forth below is a summary of the significant accounting estimates and critical accounting policies that management believes are important to the preparation of our consolidated financial statements. Certain of our accounting estimates are particularly important for an understanding of our financial position and require the application of significant judgment by our management. As a result, these estimates are subject to a degree of uncertainty. Subsequent to the adoption of the Liquidation Plan, we are required to estimate all costs and income we expect to incur and earn through the end of liquidation including the estimated amount of cash we expect to collect on the disposal of our assets and the estimated costs to dispose of our assets.
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
Under liquidation accounting, the investment in unconsolidated joint venture is recorded at its liquidation value, or net realizable value, which is comprised of an estimate of the expected sale proceeds upon disposition plus the estimated net cash flow to be received from the venture during the liquidation period. We evaluate the net realizable value of our unconsolidated joint venture at each reporting period. Any changes in net realizable value will be reflected as a change in our net assets in liquidation. The liquidation value of our remaining investment in Worldwide Plaza at December 31, 2020 is based on estimated cash flow projections utilizing appropriate discount and capitalization rates as well as available market information and assumptions regarding capital expenditures.
Recent Accounting Pronouncement
There are no new accounting pronouncements that are applicable or relevant to the Company under the liquidation basis of accounting.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
At December 31, 2020, we had $601.2 million of unconsolidated mortgage debt reflecting our pro rata share of Worldwide Plaza’s total mortgage debt of $1.2 billion. This debt consisted of fixed-rate secured mortgage notes payable. Changes in market interest rates have no impact on interest due on the notes.

NEW YORK REIT LIQUIDATING LLC
FORM 10-K
DECEMBER 31, 2020

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
under the Exchange Act) as of December 31, 2020. Based on such evaluation, the Company’s Board of Managers have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective.
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
As of December 31, 2020, the Company’s management conducted an assessment of the effectiveness of Company’s internal control over financial reporting. The Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013) in “Internal Control - Integrated Framework.”
Based on that assessment and those criteria, management has maintained and concluded that our internal control over financial reporting was effective as of December 31, 2020.
Changes in Internal Control Over Financial Reporting
During the quarter ended December 31, 2020, there was no change in our internal control over financial reporting (as defined in Rule
13a-15(f)
and
15d-15(f)
of the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
None.

NEW YORK REIT LIQUIDATING LLC
FORM 10-K
DECEMBER 31, 2020

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Managers of the Company.
The following table represents certain information with respect to our managers and executive officers as of the date of this Annual Report on Form
10-K:

Name	Age	Postion Held

Randolph C. Read	68	Chairman of the Board, Manager
Craig T. Bouchard	65	Manager
Howard Goldberg	75	Manager
John Garilli	56	Chief Executive Officer, President, Chief Financial Officer, Treasurer and Secretary
Randolph C. Read, Manager and Chairman of the Board of Managers
 – Mr. Read has served as an independent manager and Chairman of the Board of Managers since November 2018. Previously, he served as an independent director of our Predecessor from December 2014 to November 2018, including as Chairman of our Predecessor’s Board of Directors from June 2015 to November 2018. Mr. Read has served as the independent Chairman of the Board of Enzon Pharmaceuticals, Inc. since August 2020, as an independent Director of SandRidge Energy, Inc. since June 2018 and as an independent Director of Luby’s, Inc. since August 2019. Mr. Read previously served as the independent Chairman of the Board of Directors of Healthcare Trust, Inc., a real estate investment trust (2015-2016) and previously served as an independent director of Business Development Corporation of America (2014-2018). Mr. Read has been President and Chief Executive Officer of Nevada Strategic Credit Investments, LLC since 2009. From 2007 to 2009, he served with The Greenspun Corporation, lastly as Executive Director and President, whose companies included its wholly owned subsidiary American Nevada Realty. Mr. Read has previously served as President of a variety of other companies and has previously served on a number of public and private company boards. He is admitted as a Certified Public Accountant and has an M.B.A. in Finance from the Wharton Graduate School of the University of Pennsylvania and a B.S. from Tulane University.
Mr. Read is qualified to serve on our Board of Managers based on his significant business experience as a director and an executive officer of entities in a variety of industries, as well as capital markets, governance and operations experience, in addition to his knowledge, financial expertise and leadership qualities and roles, including his experience as Chairman of our Predecessor’s Board of Directors.
Craig T. Bouchard, Manager
—Mr. Bouchard has served as a manager since November 2018. Previously, Mr. Bouchard served as an independent director of our Predecessor from October 2016 through November 2018 and served on the nominating and corporate governance committee and the affiliated transactions committee. Mr. Bouchard is the Executive Chairman of Ecolution KWH, LLC, a clean energy technology company incorporated in Delaware. Mr. Bouchard served as the Chairman and Chief Executive Officer of Braidy Industries from 2017 to 2020. Mr. Bouchard served as the Chairman of the Board and Chief Executive Officer of Real Industry, Inc. (NASDAQ: RELY) from June 2013 to August 2016. Mr. Bouchard is a New York Times Best Selling Author, having co-authored
a book on corporate management, “The Caterpillar Way: Lessons in Leadership, Growth and Stockholder Value,” Copyright 2013, (McGraw Hill, November 2013). In 2010, Mr. Bouchard founded Shale-Inland, LLC; a leading distributor of stainless steel pipe, valves and fittings, and stamped and fabricated parts to the United States energy industry. Mr. Bouchard served as the Chief Executive

NEW YORK REIT LIQUIDATING LLC
FORM 10-K
DECEMBER 31, 2020

Officer and later as the Chairman of the Board of Shale-Inland through 2012. Before founding Shale-Inland, in 2004, Mr. Bouchard co-founded
and was the President and Vice Chairman of the Board of the steel company Esmark, Inc. (NASDAQ: ESMK). Prior to that, Mr. Bouchard was the Global Head of Derivatives Trading at the First National Bank of Chicago, where his career spanned 19 years. Mr. Bouchard is currently a member of the Leadership Board of the Department of Athletics at Duke University. Mr. Bouchard served on the Board of Trustees of Boston University and on the Foundation of the University of Montana. Mr. Bouchard holds a Bachelor of Arts degree from Illinois State University, a Master of Economics degree from Illinois State University, and a Master of Business Administration degree from the University of Chicago.
Mr. Bouchard is qualified to serve on our Board of Managers based on his extensive experience and knowledge developed through his service as an executive and in corporate management, including his service on our Predecessor’s board of directors.
Howard Goldberg, Manager
—Mr. Goldberg has served as a manager since November 2018. Previously, Mr. Goldberg served as an independent director of our Predecessor and as a member of our Predecessor’s Compensation Committee from March 2017 until November 2018. Mr. Goldberg has been a private investor in both real estate and start-up
companies and has provided consulting services to
start-up
companies since 1999. From 1994 through 1998, Mr. Goldberg served as President, CEO and board member of Player’s International, a publicly traded company in the gaming business prior to its sale to Harrah’s Entertainment Inc. From 2003 through 2005, Mr. Goldberg served as a part-time consultant to Laser Lock Technologies, Inc., LLTI.OB, a publicly traded development stage company engaged in the development and marketing of technologies for the prevention of product and document counterfeiting and electronic article surveillance. Mr. Goldberg currently serves as a Board member and lead independent director of VRME, a successor to LLTI. From 1995 through 2000, Mr. Goldberg served on the Board of Directors and Audit Committee of Imall Inc., a publicly traded company that provided on-line
shopping prior to its sale to
Excite-at-Home.
Mr. Goldberg served as a member of the Board of Directors and the Audit Committee of the Shelbourne publicly traded entities from August 2002 until their liquidation in April 2004. Mr. Goldberg served as a member of the Board of Trustees of Winthrop Realty Trust, a publicly traded real estate investment trust, from December 2003 to August 2016 when Winthrop’s assets were transferred to a liquidating trust. Mr. Goldberg was a member of Winthrop’s Audit Committee and Nominating and Corporate Governance Committee and was its lead independent trustee. The Trust was liquidated in December 2019. Mr. Goldberg has a law degree from New York University and was previously the managing partner of a New Jersey law firm where he specialized in gaming regulatory law and real estate from 1970 through 1994.
Mr. Goldberg is qualified to serve on our Board of Managers based on his extensive experience and knowledge developed through his consulting experience and service on the boards of multiple publicly traded companies, including his service on our Predecessor’s board of directors.
Board Observer
Joseph Moinian -
 Mr. Moinian founded The Moinian Group in 1982 and serves as Chief Executive Officer and President. Mr. Moinian is an investor, developer and long-term owner of prime real estate in major cities nationwide. The Moinian Group is one of the nation’s largest privately held real estate firms, owning and managing assets valued at more than $10 billion and comprising more than 20 million square feet including first-class office, luxury residential, retail and hospitality properties. Mr. Moinian also founded Moinian Capital Partners. Mr. Moinian is an avid philanthropist supporting the arts, civic organizations and healthcare issues. He is on the executive board of UJA real estate division, a member of the Board of Governors of the Real Estate

NEW YORK REIT LIQUIDATING LLC
FORM 10-K
DECEMBER 31, 2020

Board of New York and sits on the board of the Skyline Museum. Mr. Moinian is also on the board of Moinian Limited, an Israeli-based affiliate of The Moinian Group on the Tel Aviv stock exchange, as well as a member of the 9/11 Memorial & Museum Board of Trustees and the Chairman’s Urology Board at The Mount Sinai Hospital.
Executive Officers of the Company
John Garilli, Chief Executive Officer, President, Chief Financial Officer, Treasurer and Secretary
– Mr. Garilli has served as Chief Executive Officer, President, Chief Financial Officer, Treasurer and Secretary since November 2018. Previously, Mr. Garilli served as the Chief Executive Officer of our Predecessor from July 2018 until November 2018 and as the Chief Financial Officer, Secretary and Treasurer of our Predecessor from March 2017 until November 2018. Since February 2021, Mr. Garilli has served as Interim President and Chief Executive Officer of Luby’s Inc. Mr. Garilli served as Chief Financial Officer of Winthrop Realty Trust from June 2012 until its liquidation in August 2016. Mr. Garilli has been with Winthrop Capital Advisors (f/k/a First Winthrop Corporation), a real estate investment and management company and affiliate of the Winthrop Advisor since September 1995 and currently serves as its President.
Family Relationships
There are no family relationships between any of our managers or executive officers.
Audit Committee
Due to the limited operations and level of activity, which primarily includes the sale of our remaining asset and the payment of outstanding obligations, we do not have an audit committee or other committee that performs similar functions and, consequently, have not designated an audit committee financial expert. Nonetheless, we believe that each of Craig T. Bouchard and Randolph C. Read satisfies the definition of an audit committee financial expert set forth in Item 407(d) of Regulation
S-K.
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
The Code of Ethics can be obtained without charge, upon request, by writing to our secretary at: New York REIT Liquidating LLC, 2 Liberty Square, 9
th
Floor, Boston, MA 02109, Attention: John Garilli, Secretary. A waiver of the Code of Ethics may be made only by our Board of Managers and will be promptly disclosed to the extent required by law.
Item 11. Executive Compensation.
We have no employees. Our Advisor performs our
day-to-day
management functions. For 2020, our only named executive officer is Mr. Garilli. Mr. Garilli serves as our Chief Executive Officer, President, Chief Financial Officer, Treasurer and Secretary. Mr. Garilli is an employee of the Advisor and does not receive any

NEW YORK REIT LIQUIDATING LLC
FORM 10-K
DECEMBER 31, 2020

compensation directly from us for serving as our executive officer. We do not reimburse our Advisor or its affiliates for salaries, bonuses or benefits incurred by these entities and paid to our named executive officers.
See “Certain Relationships and Related Transactions and Director Independence” in Part III, Item 13 for a discussion of fees payable and expenses reimbursable to the Advisor, the Property Manager, and their affiliates under our agreements with them.
We did not determine the compensation payable to our named executive officers by our Advisor or its affiliates during the year ended December 31, 2020. As a result, we do not have, and our Board of Managers has not considered a compensation policy or program for executive officers. Accordingly, we have not included in this Annual Report on Form
10-K
a “Compensation Discussion and Analysis,” report with respect to executive compensation or a ratio of the compensation of our Chief Executive Officer or our median employee.
Compensation of Executive Officers
The following table, footnote and related narrative summarizes the “total compensation” earned by the named executive officers for services rendered to the Company for each of the fiscal years ended December 31, 2020, 2019 and 2018 during which such individuals were designated as named executive officers:

Name and Principal Position	Year	Salary	Total
John Garilli,	2020	$—	$—
Chief Executive Officer, President and Chief Financial Officer	2019	—	—
	2018	—	—

Wendy Silverstein,	2018	$467,000	$467,000
Former Chief Executive Officer and President (1)

(1)	On July 13, 2018, Ms. Silverstein resigned as our Chief Executive Officer and President, and John Garilli was elected to those positions on the same date.
Equity Compensation
There are no outstanding equity-based awards as of the fiscal year ended December 31, 2020.
Compensation of Managers
The following table sets forth information regarding compensation of managers who served as members of our Board of Managers during the year ended December 31, 2020:

Name	Fees Paid in Cash	Total Compensation

Craig Bouchard	$75,000	$75,000
P. Sue Perrotty (1)	49,677	49,677
Randolph C. Read	135,000	135,000
Joe McKinney (1)	49,677	49,677
Howard Goldberg	75,000	75,000

(1)	P. Sue Perrotty and Joe McKinney resigned from the Board of Managers effective July 29, 2020. Amounts shown reflect fees for services rendered from January 1, 2020 through July 29, 2020.

NEW YORK REIT LIQUIDATING LLC
FORM 10-K
DECEMBER 31, 2020

From January 1, 2020 through June 30, 2020 each Manager received $7,500 per month for his or her services as a Manager of the Liquidating LLC with the non-executive
chair receiving an additional monthly fee of $5,000. Effective July 1, 2020, the monthly stipend paid to each Manager was reduced to $5,000 per month with the non-executive
chair receiving an additional $5,000 per month. Fees earned by our managers for their services are paid quarterly in advance.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following table sets forth information regarding the beneficial ownership of our Units as of December 31, 2020 by:

•	each person known by us to be the beneficial owner of more than 5.0% of the outstanding Units;

•	each of our Managers and named executive officers; and

•	all of our Managers and executive officers as a group.
Except as otherwise indicated, each unitholder listed below has sole voting and investment power with respect to the Units beneficially owned by them, subject to applicable community property laws. As of February 28, 2021, there were 16,791,769 Units outstanding.

Beneficial Owner (1)	Numbers of Units Beneficially Owned	Percent of Class

Joseph Moinian (2)	1,678,417	10.0%
Indaba Capital Management LP (3)	1,645,561	9.8%
TSSP Sub-Fund HoldCo LLC (4)	1,645,493	9.8%
Pacific Investment Management Company LLC (5)	1,645,000	9.8%
Morgan Stanley Co. LLC (6)	1,515,000	9.0%
Davidson Kempner Capital Mgmt LP (7)	1,415,223	8.4%
683 Capital Management LLC (8)	938,730	5.6%
Howard Goldberg	10,000	*
John A. Garilli	4,000	*
Randolph C. Read	1,849	*
Craig T. Bouchard	493	*
All directors and executive officers as a group (4 persons)	16,342	*
*	Less than 1%
(1)	Unless otherwise indicated, the business address of each individual or entity listed in the table is 2 Liberty Square, 9 th Floor, Boston, Massachusetts 02109.
(2)
The business address for Joseph Moinian is 3 Columbus Circle, 26 th
Floor, New York, New York 10019. Joseph Moinian has sole voting power over 1,678,417 Units. The information contained herein respecting Joseph Moinian is based solely on Schedule 13G filed by Joseph Moinian with the SEC on July 7, 2020.

(3)
The business address for Indaba Capital Management LP is One Letterman Drive, Suite DM700, San Francisco, California 94129. Indaba Capital Management LP has shared voting power over 1,645,561 Units. The information contained herein respecting Indaba Capital Management LP is based solely on Schedule 13G/A filed by Indaba Capital Management LP with the SEC on February 16, 2021.

NEW YORK REIT LIQUIDATING LLC
FORM 10-K
DECEMBER 31, 2020

(4)
The business address for TSSP
Sub-Fund
HoldCo LLC is 2100 McKinney Avenue, Suite 1030, Dallas, Texas 75201. TSSP
Sub-Fund
HoldCo LLC has shared voting power over 1,645,493 Units. The information contained herein respecting TSSP
Sub-Fund
HoldCo LLC is based solely on Schedule 13G/A filed by TSSP
Sub-Fund
HoldCo LLC with the SEC on February 14, 2019.

(5)
The business address for Pacific Investment Management Company LLC is 650 Newport Center Drive, Newport Beach, California 92660. Pacific Investment Management Company LLC has sole voting power over 1,645,000 Units. The information contained herein respecting Pacific Investment Management Company LLC is based solely on Schedule 13G/A filed by Pacific Investment Management Company LLC with the SEC on February 11, 2021.

(6)
The business address for Morgan Stanley Co. LLC is 1221 Avenue of the Americas, 3
rd
Floor, New York, New York 10020. Morgan Stanley Co. LLC has shared voting power over 1,515,000 Units. The information contained herein respecting Morgan Stanley Co. LLC is based solely on information provided by the brokerage firm.

(7)
The business address for Davidson Kempner Capital Mgmt LP is 520 Madison Avenue, 30
th
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
To our knowledge, based solely on our review of the copies of such reports furnished to us and written representations that no other reports were required during the year ended December 31, 2020, all Section 16(a) filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were timely satisfied.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
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

NEW YORK REIT LIQUIDATING LLC
FORM 10-K
DECEMBER 31, 2020

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
The following table sets forth the various fees and expenses paid by us to the Winthrop Advisor during the year ended December 31, 2020:

Asset Management Fees	$1,316,667
Advisory Agreement – Advisor
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
FORM 10-K
DECEMBER 31, 2020

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
From the Liquidation Date through July 31, 2020, the Company paid to the Winthrop Advisor a monthly fee of $100,000 and a supplemental fee of $50,000 per quarter (prorated for any partial quarter) for any period that the principal executive and financial officers of the successor entity to the Company are required to certify the financial and other information contained in the successor entity’s quarterly and annual reports pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended. On October 30, 2020, the Advisory Agreement was amended to reduce the monthly fee payable to Winthrop Advisor to $83,000 effective August 1, 2020. All other terms of the Advisory Agreement remained the same.
In connection with the adoption of liquidation accounting, the Company accrues costs it expects to incur through the end of liquidation. At December 31, 2020, the Company has accrued asset management fees totaling $1.2 million payable to Winthrop Advisor representing management’s estimate of future asset management fees to final liquidation, provided there is no assurance that the contract will continue to be extended at the same terms, if at all. This amount is included in estimated costs in excess of estimated receipts during liquidation.
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
Manager Designation Agreement
On June 30, 2020, the Company entered into a Manager Designation Agreement (the “Manager Designation
Agreement”) with WW Investors LLC, (“WW Investors”), an affiliate of the Winthrop Advisor, which owned, as of the date of the Manager Designation Agreement, 132,774 Units in the aggregate. The Manager Designation Agreement provides that Howard Goldberg, a current member of the Board, shall be deemed to be WW Investors’ designee on the Board and further provides that for so long as they are not in breach of the Manager Designation Agreement, WW Investors shall be entitled to recommend a replacement nominee to the Board to fill a vacancy on the Board resulting from Mr. Goldberg’s resignation, death or disability, subject to the approval of the Board in its reasonable discretion. Furthermore, pursuant to the Manager Designation Agreement, WW Investors, and their affiliates agree to certain standstill restrictions until the earlier of (
A
) such time that WW Investors’ Board designee is removed and the Company fails to seat a replacement pursuant to the Manager

NEW YORK REIT LIQUIDATING LLC
FORM 10-K
DECEMBER 31, 2020

Designation Agreement, (
B
) the Winthrop Advisor is replaced as the Company’s advisor and (
C
) the later of (
i
) 14 months from the date of the Manager Designation Agreement and (
ii
) such time as a WW Investor designee is no longer a member of the Board.
Item 14. Principal Accounting Fees and Services.
KPMG LLP has been selected to serve as our independent registered public accounting firm to audit our consolidated financial statements for the year ending December 31, 2020. KPMG LLP reports directly to our Board of Managers. The Board of Managers participated in and approved the decision to appoint KPMG LLP.
Audit Fees
Audit fees charged by KPMG LLP related to the audits of our consolidated financial statements for the years ended December 31, 2020 and 2019 were $300,000 and $375,000, respectively, which were incurred during the year ended December 31, 2020 and 2019, respectively.
Audit Related Fees
There were no audit related fees billed by KPMG LLP for the years ended December 31, 2020 and 2019.
Tax Fees
There were no tax fees billed by KPMG for the years ended December 31, 2020 and 2019.
All Other Fees
There were no other fees billed by KPMG LLP for the years ended December 31, 2020 or 2019.

NEW YORK REIT LIQUIDATING LLC
FORM 10-K
DECEMBER 31, 2020

PART IV
Item 15. Exhibits and Financial Statement Schedules.
The following are filed as part of this Annual Report on
Form 10-K:

		Page Number

1.	Financial Statements – Part II, Item 8, Financial Statement and Supplementary Data	34

2.	Exhibits: See accompanying Exhibit Index	45

NEW YORK REIT LIQUIDATING LLC
FORM 10-K
DECEMBER 31, 2020

EXHIBIT INDEX
The following exhibits are included, or incorporated by reference, in this Annual Report on Form
10-K
for the year ended December 31, 2020 (and are numbered in accordance with Item 601 of Regulation
S-K):

Exhibit No.	Description

2.1 (7)	Plan of Liquidation

2.2 (8)	Amendment to Plan of Liquidation

3.1 (4)	Articles of Conversion of New York REIT, Inc.

3.2 (4)	Certificate of Conversion of New York REIT, Inc.

3.3 (4)	Certificate of Formation of New York REIT Liquidating LLC

3.4 (4)	Limited Liability Company Agreement of New York Liquidating LLC, dated as of November 7, 2018

10.1 (1)	Agreement, dated as of December 19, 2016, by and among New York REIT, Inc., New York Recovery Operating Partnership, L.P. and Winthrop REIT Advisors LLC

10.2 (2)	Membership Interest Purchase Agreement, dated as of September 14, 2017, between ARC NYWWPJV001, LLC and WWPJV LLC

10.3 (2)	Consent Agreement, dated as of September 14, 2017 between New York REIT, Inc. and WWP Sponsor LLC

10.4 (3)	Third Amended and Restated Limited Liability Company Agreement of WWP Holdings, LLC dated October 18, 2017

10.5 (5)	Amendment No. 2 to Advisory Agreement, dated as of June 6, 2018, among New York REIT, Inc., New York Recovery Operating Partnership, L.P. and Winthrop REIT Advisors LLC

10.6 (6)	Amendment No. 3 to Advisory Agreement dated as of August 7, 2018, among New York REIT Inc., New York Recovery Operating Partnership, L.P. and Winthrop REIT Advisors LLC

10.7 (9)	Indemnification Agreement dated November 13, 2018, between New York REIT Liquidating LLC and Randolph C. Read

10.8 (9)	Indemnification Agreement dated November 13, 2018, between New York REIT Liquidating LLC and Craig T. Bouchard

10.9 (9)	Indemnification Agreement dated November 13, 2018, between New York REIT Liquidating LLC and Joe C. McKinney

10.10 (9)	Indemnification Agreement dated November 13, 2018, between New York REIT Liquidating LLC and Howard A. Goldberg

10.11 (9)	Indemnification Agreement dated November 13, 2018, between New York REIT Liquidating LLC and P. Sue Perrotty

10.12 (9)	Indemnification Agreement dated November 13, 2018, between New York REIT Liquidating LLC and John Garilli

10.13 (10)	Board Observer Agreement dated June 30, 2020 by and between New York REIT Liquidating LLC and Joseph Moinian

10.14 (10)	Manager Designation Agreement dated June 30, 2020 by and among New York Liquidating LLC and the WW Investors party thereto

NEW YORK REIT LIQUIDATING LLC
FORM 10-K
DECEMBER 31, 2020

Exhibit No.	Description

10.15 (11)	Amendment No. 4 to Advisory Agreement dated as of October 30, 2020, among New York REIT Liquidating LLC and Winthrop REIT Advisors LLC

21.1*	Subsidiaries of New York REIT Liquidating LLC

23.1*	Consent of KPMG LLP

31.1*	Certification of the Principal Executive Officer and Principal Financial Officer of New York REIT Liquidating LLC pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Written statement of the Principal Executive Officer and Principal Financial Officer of New York REIT Liquidating LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following materials from New York REIT Liquidating LLC’s Annual Report on
Form 10-K
for the year ended December 31, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Net Assets, (ii) the Consolidated Statements of Changes in Net Assets, and (iii) the Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith
(1)	Filed as an exhibit to New York REIT, Inc.’s Current Report on Form 8-K filed with the SEC on December 19, 2016.
(2)	Filed as an exhibit to New York REIT, Inc.’s Current Report on Form 8-K filed with the SEC on September 14, 2017.
(3)	Filed as an exhibit to New York REIT, Inc.’s Annual Report on Form 10-K filed with the SEC on March 1, 2018.
(4)	Filed as an exhibit to New York REIT Liquidating LLC’s Current Report on 8-K filed with the SEC on November 7, 2018.
(5)	Filed as an exhibit to New York REIT Liquidating LLC’s Current Report on 8-K filed with the SEC on June 11, 2018.
(6)	Filed as an exhibit to New York REIT Inc.’s Quarterly Report on Form 10-Q filed with the SEC on October 30, 2018.
(7)	Filed as an exhibit to New York REIT Inc.’s Definitive Proxy Statement filed with the SEC on December 21, 2016.
(8)	Filed as an exhibit to New York REIT Inc.’s Current Report on Form 8-K filed with the SEC on September 14, 2017.
(9)	Filed as an exhibit to New York REIT Liquidating LLC’s Annual Report on Form 10-K filed with the SEC on March 15, 2019.
(10)	Filed as an exhibit to New York REIT Liquidating LLC’s Current Report on Form 8-K filed with the SEC on July 1, 2020.
(11)	Filed as an exhibit to New York REIT Liquidating LLC’s Quarterly Report on Form 10-Q filed with the SEC on November 4, 2020.
Item 16. Form
10-K
Summary.
Not applicable.

NEW YORK REIT LIQUIDATING LLC
FORM 10-K
DECEMBER 31, 2020

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 15th day of March 2021.

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

/s/ Randolph C. Read Randolph C. Read	Manager	March 9, 2021

/s/ Craig T. Bouchard Craig T. Bouchard	Manager	March 10, 2021

/s/ Howard Goldberg Howard Goldberg	Manager	March 9, 2021

NEW YORK REIT LIQUIDATING LLC

Report of Independent Registered Public Accounting Firm
To the Unitholders and Board of Managers
New York REIT Liquidating LLC:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statements of net assets (liquidation basis) of New York REIT Liquidating LLC and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of changes in net assets (liquidation basis) for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, net assets in liquidation as of December 31, 2020 and 2019 and the changes in its net assets in liquidation for each of the years in the three-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the board of managers and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Evaluation of the liquidation value of underlying real estate
As discussed in Note 3 to the consolidated financial statements, the Company records the investment in unconsolidated joint venture at its liquidation value, or net realizable value, which is comprised of an estimate of the expected sale proceeds upon disposition plus the estimated net income from the venture during the liquidation period. The Company evaluates the net realizable value of its unconsolidated joint venture at each reporting period and any changes in net realizable value are reflected as a change in the Company’s net assets in liquidation. The investment in unconsolidated joint venture represents an equity interest in Worldwide Plaza and its liquidation value is determined using estimated cash flow projections utilizing discount and capitalization rates as well as available market information and assumptions regarding capital expenditures. The liquidation value of the Company’s investment in unconsolidated joint venture was $230.1 million as of December 31, 2020.
We identified the evaluation of the liquidation value of underlying real estate included in the Company’s investment in unconsolidated joint venture as a critical audit matter. A high degree of subjective auditor judgement, as well as specialized skills and knowledge, was required in applying procedures and evaluating results from such procedures over the discounted cash flow method used to calculate the liquidation value of the underlying real estate. This included significant assumptions related to the discount rate, terminal capitalization rate, market rent, and capital expenditures, which also had a significant effect on the determination of liquidation value of the underlying real estate.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design of certain internal controls related to the Company’s process to evaluate the liquidation value of the underlying real estate included in the Company’s investment in its unconsolidated joint venture, including controls related to the development of the significant assumptions noted above. We assessed the Company’s estimate of future capital expenditures by inspecting their written plans and evaluating that they have the financial resources to carry out their plans. We involved valuation professionals with specialized skills and knowledge who assisted in assessing:

•	the appropriateness of the valuation methodology

•
the estimated discount rate, estimated terminal capitalization rate, and estimated market rents used by the Company by comparing them to independently developed ranges using market information obtained from third-party real estate publications

We evaluated the sufficiency of audit evidence obtained related to the fair value of underlying real estate by assessing the results of procedures performed.
/s/ KPMG LLP
We have served as the Company’s auditor since 2015.
New York, New York
March 15, 2021

NEW YORK REIT LIQUIDATING LLC
CONSOLIDATED STATEMENTS OF NET ASSETS (LIQUIDATION BASIS)
AS OF DECEMBER 31, 2020 and 2019
(in thousands)

	December 31, 2020	December 31, 2019

Assets
Investment in unconsolidated joint venture	$230,092	$265,516
Cash and cash equivalents	7,722	7,650
Restricted cash held in escrow	92,177	92,302
Accounts receivable	60	60

Total Assets	$330,051	$365,528

Liabilities
Liability for estimated costs in excess of estimated receipts during liquidation	$2,342	$2,348
Accounts payable, accrued expenses and other liabilities	319	389

Total Liabilities	2,661	2,737

Commitments and Contingencies

Net assets in liquidation	$327,390	$362,791

The accompanying notes are an integral part of these consolidated financial statements.

5
1

NEW YORK REIT LIQUIDATING LLC
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(LIQUIDATION BASIS)
FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018
(in thousands)

	December 31, 2020	December 31, 2019	December 31, 2018

Net assets in liquidation, beginning of period	$362,791	$372,556	$833,113
Changes in net assets in liquidation:
Changes in liquidation value of investments in real estate	—	—	(9,000)
Changes in liquidation value of investment in unconsolidated joint venture	(21,065)	8,826	17,113
Remeasurement of assets and liabilities	(2,582)	(1,631)	3,201

Net increase (decrease) in liquidation value	(23,647)	7,195	11,314
Liquidating distributions to unitholders/common stockholders	(11,754)	(16,960)	(471,871)

Changes in net assets in liquidation	(35,401)	(9,765)	(460,557)

Net assets in liquidation, end of period	$327,390	$362,791	$372,556

The accompanying notes are an integral part of these consolidated financial statements.

5
2

NEW YORK REIT LIQUIDATING LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 AND 2018
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
On August 22, 2016, the Predecessor’s Board of Directors approved a plan of liquidation to sell in an orderly manner all or substantially all of the assets of the Predecessor and its OP and to liquidate and dissolve the Predecessor and the OP (the “Liquidation Plan”), subject to stockholder approval. The Liquidation Plan was approved at a special meeting of the Predecessor’s stockholders on January 3, 2017. All of the assets held by the OP have been sold and the OP was dissolved prior to the conversion to a liquidating entity on November 7, 2018.
As of December 31, 2020, the Company’s only significant assets are a 50.1% equity interest in WWP Holdings LLC (“WWP”) which owns one property aggregating 2.0 million rentable square feet, with an average occupancy of 97.3%, and a $90.7 million cash reserve to be utilized for improvements at the property owned by WWP. The property at December 31, 2020 consisted of office space, retail space and a garage representing 88%, 5% and 7%, respectively, of rentable square feet as of December 31, 2020.
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

5
3

NEW YORK REIT LIQUIDATING LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 AND 2018

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
On June 29, 2020, Joe C. McKinney and P. Sue Perrotty each resigned from the Board of Managers, effective July 29, 2020. Additionally, Joseph Moinian, the Company’s largest unitholder, has been added as an Observer to the Company’s Board of Managers effective June 30, 2020 in an unpaid position with no voting rights in connection with Board matters.
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

5
4

NEW YORK REIT LIQUIDATING LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 AND 2018

Note 3 — Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements of the Company were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All intercompany accounts and transactions have been eliminated in consolidation.
The outbreak of the
COVID-19
pandemic across many countries, including the United States, and government protective measures in response to the pandemic, have significantly slowed global economic activity and have caused significant volatility in financial markets. During the second quarter of 2020, WWP received rent relief requests from some of its retail and amenities tenants at the Worldwide Plaza property as a result of the
COVID-19
pandemic. As of December 31, 2020, the property collected 100%
of the office rents that were due for the year to date period. With respect to the retail and amenities tenants of the property, approximately
$2.4 million of base rents have not been paid as those tenants are seeking rent concessions for the time period during which they were required to be closed as a result of the
COVID-19
pandemic. The unpaid rents represent approximately 2.0%
of total rents due at the property for the year ended December 31, 2020. Management of WWP is evaluating each rent relief request on a tenant by tenant basis. Not all tenant relief requests will result in the granting of relief, and the Company anticipates that a majority of any relief granted will be in the form of a rent deferral and not rent forgiveness. WWP does not plan to forgo any of its contractual rights under its lease agreements in connection with any relief requests. As of the date of this filing, WWP has granted concessions of less than
$100,000 in the aggregate. To date, the impact of
COVID-19
has not been material to the Company, however, it is not possible to estimate the future impact of the pandemic at this time.
Liquidation Basis of Accounting
As a result of the approval of the Liquidation Plan by the stockholders, the Company adopted the liquidation basis of accounting as of January 1, 2017 and for the periods subsequent to December 31, 2016 in accordance with GAAP. Accordingly, on January 1, 2017, the carrying value of the Company’s assets were adjusted to their liquidation value, which represented the estimated amount of cash that the Company expected to collect on disposal of assets as it carried out its liquidation activities under the Liquidation Plan. All properties have been sold except the remaining interest in Worldwide Plaza. For purposes of liquidation accounting, the Company’s estimate of net assets in liquidation value assumes a sale of Worldwide Plaza at December 31, 2021. The actual timing of sale has not yet been determined and is subject to future events and uncertainties. These estimates are subject to change based on the actual timing of sale of the Company’s remaining property.
Liabilities are carried at their contractual amounts due as adjusted for the timing and other assumptions related to the liquidation process.
The Company accrues costs and revenues that it expects to incur and earn as it carries out its liquidation activities through the end of the projected liquidation period, which ends on December 31, 2021, to the extent it has a reasonable basis for estimation. Estimated costs expected to be incurred through the end of the liquidation period include corporate overhead costs associated with satisfying known and contingent liabilities and other costs associated with the winding down and dissolution of the Company. Revenues are based on current interest rate assumptions. These amounts are classified as a net liability for estimated costs in excess of estimated receipts during liquidation on the Consolidated Statements of Net Assets. Actual costs and revenues may differ from amounts reflected in the consolidated financial statements due to the inherent uncertainty in estimating

5
5

NEW YORK REIT LIQUIDATING LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 AND 2018

future events. These differences may be material. See Note 4 for further discussion. Actual costs incurred but unpaid as of December 31, 2020 and 2019 are included in accounts payable, accrued expenses and other liabilities on the Consolidated Statements of Net Assets.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and consolidated joint venture arrangements in which the Company has controlling financial interests, either through voting or similar rights or by means other than voting rights if the Company is the primary beneficiary of a variable interest entity (“VIE”). The portions of any consolidated joint venture arrangements not owned by the Company would be presented as noncontrolling interests. There were no consolidated joint venture arrangements at December 31, 2020 or 2019. All inter-company accounts and transactions have been eliminated in consolidation.
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

5
6

NEW YORK REIT LIQUIDATING LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 AND 2018

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
Cash and Cash Equivalents
Cash and cash equivalents include cash in bank accounts as well as investments in highly-liquid money market funds with original maturities of three months or less. At December 31, 2020 and 2019, $0 and $7.1 million, respectively was held in money market funds with the Company’s financial institutions.
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
Restricted Cash
At December 31, 2020 and 2019, restricted cash primarily consists of the $90.7 million capital improvement reserve for Worldwide Plaza and $1.4 million being held in escrow in connection with the sale of the Viceroy Hotel (the “Viceroy Escrow”). The Viceroy Escrow was established from proceeds of the sale of the Viceroy Hotel and was required to cover a potential seller’s obligation to fund any shortfalls to the New York Hotel Pension Fund should the purchaser of the property withdraw from the Pension Fund without fully funding the then outstanding shortfall due the Pension Fund.
Investment in Unconsolidated Joint Venture
The Company accounts for its investment in unconsolidated joint venture under the equity method of accounting because the Company exercises significant influence over but does not control the entity and is not considered to be the primary beneficiary.
The investment in unconsolidated joint venture is recorded at its liquidation value, or net realizable value, which is comprised of an estimate of the expected sale proceeds upon disposition plus the estimated net income from the venture during the liquidation period. The Company evaluates the net realizable value of its unconsolidated joint venture at each reporting period. Any changes in net realizable value will be reflected as a change in the Company’s net assets in liquidation. The liquidation value of the Company’s remaining investment in Worldwide Plaza as of December 31, 2020 and 2019 is based on estimated cash flow projections utilizing appropriate discount and capitalization rates as well as available market information and assumptions regarding capital expenditures.

5
7

NEW YORK REIT LIQUIDATING LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 AND 2018

Revenue Recognition
Under liquidation accounting, the Company accrued all revenue that it expected to earn through the end of liquidation to the extent it had a reasonable basis for estimation. Revenues were accrued based on contractual amounts due under the leases in place over the estimated holding period of each asset. To the extent that the estimated holding period for a particular asset was revised and exceeded management’s original planned liquidation period, the Company limited its estimate of future revenue as of the current reporting date to include only the period originally projected due to the inability to reliably estimate such future revenue beyond the originally projected liquidation period. Following the sale of the Viceroy hotel in October 2018, the Company has no revenue sources other than interest income. These amounts were classified in liability for estimated costs in excess of estimated receipts during liquidation on the Consolidated Statement of Net Assets.
Income Taxes
The Predecessor qualified as a REIT under Sections 856 through 860 of the Internal Revenue Code effective for its taxable year ended December 31, 2010 through November 7, 2018, the date of the conversion. In order to qualify for taxation as a REIT, the Predecessor was generally required, among other things, to distribute annually at least 90% of the Company’s REIT taxable income to the Company’s stockholders. The Predecessor distributed to its stockholders 100% of its REIT taxable income for the period January 1, 2018 through November 7, 2018 and for the year ended December 31, 2017.
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
As of December 31, 2020, the Predecessor had no material uncertain income tax positions. The tax years subsequent to and including the year ended December 31, 2017 remain open to examination by the major taxing jurisdictions to which the Company and the Predecessor is subject.
Reportable Segments
The Company has determined that it has one reportable segment, with activities related to investing in real estate through a joint venture. The Company’s joint venture invests in real estate which generates rental revenue and other income through the leasing of the property. Management evaluates the operating performance of the Company’s investment at the individual property level.
Recently Issued Accounting Pronouncements
There are no recently issued accounting pronouncements that are applicable under liquidation basis accounting.

5
8

NEW YORK REIT LIQUIDATING LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 AND 2018

Recently Adopted Accounting Pronouncements
None.
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
At December 31, 2020 and 2019, the Company accrued the following expenses expected to be incurred during liquidation (in thousands):

	2020	2019

General and administrative expenses	$(2,342)	$(2,348)

Liability for estimated costs in excess of estimated receipts during liquidation	$(2,342)	$(2,348)

The change in the liability for estimated costs in excess of estimated receipts during liquidation as of December 31, 2020 and 2019 is as follows (in thousands):

	January 1, 2020	Net Change in Working Capital (1)	Remeasurement of Assets and Liabilities	December 31, 2020

General and administrative expenses	$(2,348)	$2,588	$(2,582)	$(2,342)

Total liability for estimated costs in excess of estimated receipts during liquidation	$(2,348)	$2,588	$(2,582)	$(2,342)

(1)	Represents changes in cash, restricted cash, accounts receivable, accounts payable and accrued expenses as a result of the Company’s operating activities for the year ended December 31, 2020.

	January 1, 2019	Net Change in Working Capital (1)	Remeasurement of Assets and Liabilities	December 31, 2019

General and administrative expenses	$(3,208)	$2,491	$(1,631)	$(2,348)

Total liability for estimated costs in excess of estimated receipts during liquidation	$(3,208)	$2,491	$(1,631)	$(2,348)

(1)	Represents changes in cash, restricted cash, accounts receivable, accounts payable and accrued expenses as a result of the Company’s operating activities for the year ended December 31, 2019.

5
9

NEW YORK REIT LIQUIDATING LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 AND 2018

Note 5 – Net Assets in Liquidation
Net assets in liquidation decreased by $35.4
million during the year ended December 31, 2020. The reduction during the year ended December 31, 2020 is primarily due to a $37.6 million decrease in the Company’s investment in Worldwide Plaza based on a decrease of the estimated property value of Worldwide Plaza, liquidating distributions to unitholders totaling
$11.8 million and a $2.6 million decrease due to a remeasurement of estimated costs. The reduction in net assets was offset by a net increase of $16.6 million in the estimated liquidation value of the Company’s investment in Worldwide Plaza primarily related to the estimated distributions from working capital and property operations.
Net assets in liquidation decreased by $9.8 million during the year ended December 31, 2019. The reduction during the year ended December 31, 2019 is primarily due to liquidating distributions to unitholders totaling
$17.0 million and a $1.6 million decrease due to a remeasurement of estimated costs. The reduction in net assets was offset by a net increase of $8.8 million in the estimated liquidation value of the Company’s investment in Worldwide Plaza primarily related to the estimated distributions from working capital and property operations.
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
The net assets in liquidation at December 31, 2020, presented on an undiscounted basis include the Company’s proportionate share in Worldwide Plaza’s net assets which include a property value at $1.65 billion based on estimated cash flow projections utilizing appropriate discount and capitalization rates as well as available market information.
There were 16,791,769 Units outstanding at December 31, 2020. The net assets in liquidation as of December 31, 2020, if sold at their net asset value, would result in liquidating distributions of approximately $19.50 per Unit.
On
March
9, 2021
, the Board of Managers declared a cash liquidating distribution of
$0.18
per Unit payable on March 24, 2021 to unitholders of record on March
 17
, 2021, reducing the estimate of future liquidating distributions to
$19.32
per Unit. The net assets in liquidation as of December 31, 2020 of
$327.4
 million

if sold at their net asset value, plus the cumulative liquidating distributions paid to stockholders of
$1.016 billion ($60.51
per Common Share
/
U
nit
) prior to December 31, 2020 would result in cumulative liquidating distributions to stockholders/unitholders of
$80.01
per Unit. There is inherent uncertainty with these estimates, and they could change materially based on the timing of the sales, the performance of the underlying assets and any changes in the underlying assumptions of the estimated cash flows.
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

NEW YORK REIT LIQUIDATING LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 AND 2018

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
The following table lists the tenants whose annualized cash rent represented greater than 10% of total annualized cash rent at the Company as of December 31, 2020, 2019 and 2018, including annualized cash rent related to the Company’s unconsolidated joint venture:

		December 31,
Property Portfolio	Tenant	2020	2019	2018

Worldwide Plaza	Cravath, Swaine & Moore, LLP	48%	47%	46%
Worldwide Plaza	Nomura Holdings America, Inc.	31%	32%	31%
The termination, delinquency or
non-renewal
of any of the above tenants may have a material adverse effect on the Company’s operations. The lease with Cravath, Swaine & Moore expires in August 2024 and the tenant has informed Worldwide Plaza that they do not intend to enter into a new lease upon expiration of the existing lease.
The amounts reflected in the following tables are based on the financial information of Worldwide Plaza. Under liquidation accounting, equity investments are carried at net realizable value.

6
1

NEW YORK REIT LIQUIDATING LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 AND 2018

The condensed balance sheets as of December 31, 2020 and 2019 for Worldwide Plaza are as follows:

	December 31,
(In thousands)	2020	2019

Real estate assets, at cost	$839,789	$829,168
Less accumulated depreciation and amortization	(256,925)	(239,120)

Total real estate assets, net	582,864	590,048
Cash and cash equivalents	36,084	45,477
Other assets	139,084	151,445

Total assets	$758,032	$786,970

Debt	$1,254,081	$1,238,794
Other liabilities	166,549	153,331

Total liabilities	1,420,630	1,392,125
Deficit	(662,598)	(605,155)

Total liabilities and deficit	$758,032	$786,970

The condensed statements of operations for the years ended December 2020, 2019 and 2018 for Worldwide Plaza are as follows:

	December 31,
(In thousands)	2020	2019	2018

Rental income	$135,435	$143,792	$140,888

Operating expenses:
Operating expenses	65,396	62,976	61,205
Depreciation and amortization	21,004	29,815	31,468

Total operating expenses	86,400	92,791	92,673

Operating income	49,035	51,001	48,215
Interest expense	(77,265)	(75,389)	(73,804)
Net loss allocated to non-controlling interest	(35,621)	(25,791)	(23,717)

Net income (loss)	$7,391	$1,403	$(1,872)

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
As of December 31, 2020 and 2019, the Company had 16,791,769 Units outstanding.

6
2

NEW YORK REIT LIQUIDATING LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 AND 2018

The Company expects to make periodic liquidating distributions out of net proceeds of asset sales and distributions from our investment in Worldwide Plaza, subject to satisfying its liabilities and obligations, in lieu of regular monthly dividends. During 2020, 2019 and 2018, the Company paid aggregate liquidating distributions equal to $0.70 per unit, $1.01 per unit and $28.10 per share, respectively. On March 9, 2021, the Company declared a cash liquidating distribution of
$0.18
per unit to unitholders of record as of March 17, 2021. There can be no assurance as to the actual amount or timing of future liquidating distributions unitholders will receive.
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

6
3

NEW YORK REIT LIQUIDATING LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 AND 2018

Beginning with the fiscal quarter ending September 30, 2018 and ending on the Liquidation Date, the Company paid Winthrop Advisor a supplemental fee of $25,000 per quarter (prorated for any partial quarter) in addition to the base management fee.
From the Liquidation Date through July 31, 2020, the Company paid the Winthrop Advisor a monthly fee of $100,000 and a supplemental fee of $50,000 per quarter (prorated for any partial quarter) for any period that the principal executive and financial officers of the successor entity to the Company are required to certify the financial and other information contained in the successor entity’s quarterly and annual reports pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended. On October 30, 2020, the Advisory Agreement was amended to reduce the monthly fee payable to Winthrop Advisor to $83,000 effective August 1, 2020. All other terms of the Advisory Agreement remained unchanged.
From and after March 1, 2018, the Company agreed to reimburse the Winthrop Advisor for the compensation of Wendy Silverstein as the Company’s chief executive officer or otherwise, in such amounts as agreed to between the Winthrop Advisor and the Company, which provision is no longer applicable following Wendy Silverstein’s resignation in July 2018.
During the year ended December 31, 2018, the Company reimbursed Winthrop Advisor $467,000 for compensation of the Chief Executive Officer. The Company did not reimburse Winthrop Advisor for any compensation during the year ended December 31, 2020.
In connection with the adoption of liquidation accounting, the Company accrues costs it expects to incur through the end of liquidation. As of December 31, 2020, the Company has accrued asset management fees and compensation reimbursements totaling $1.2 million payable to Winthrop Advisor representing management’s estimate of future asset management fees to final liquidation, provided there is no assurance that the contract will continue to be extended at the same terms, if at all. This amount is included in estimated costs in excess of estimated receipts during liquidation.
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
Effective March 2017, Winthrop Property Manager began providing property management services to certain properties. The Company paid to Winthrop Property Manager 1.75% of gross revenues, inclusive of all third party property management fees, for property management services provided to the Company by the Winthrop Property Manager or any of its affiliates. The Winthrop Property Manager no longer managed any of the Predecessor’s properties at the date of conversion.

6
4

NEW YORK REIT LIQUIDATING LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 AND 2018

The following table details amounts incurred by the Company to the Winthrop Advisor and its affiliates in connection with the operations related services described above for the periods presented and any amounts payable to or due from the Winthrop Advisor as of the dates specified:

	Year Ended December 31,			Payable as of December 31,
(In thousands)	2020	2019	2018	2020	2019

Asset management fees	$1,317	$1,400	$2,628	$—	$—
Property management fees	—	—	42	—	—
Reimbursements	—	—	467	—	—

Total related party operational fees	$1,317	$1,400	$3,137	$—	$—

On June 30, 2020, the Company entered into a Manager Designation Agreement (the “Manager Designation
Agreement”) with WW Investors LLC, (“WW Investors”), an affiliate of the Winthrop Advisor, which owned, as of the date of the Manager Designation Agreement, 132,774 Units in the aggregate. The Manager Designation Agreement provides that Howard Goldberg, a current member of the Board, shall be deemed to be WW Investors’ designee on the Board and further provides that for so long as they are not in breach of the Manager Designation Agreement, WW Investors shall be entitled to recommend a replacement nominee to the Board to fill a vacancy on the Board resulting from Mr. Goldberg’s resignation, death or disability, subject to the approval of the Board in its reasonable discretion. Furthermore, pursuant to the Manager Designation Agreement, WW Investors, and their affiliates agree to certain standstill restrictions until the earlier of (
A
) such time that WW Investors’ Board designee is removed and the Company fails to seat a replacement pursuant to the Manager Designation Agreement, (
B
) the Winthrop Advisor is replaced as the Company’s advisor and (
C
) the later of (
i
) 14 months from the date of the Manager Designation Agreement and (
ii
) such time as a WW Investor designee is no longer a member of the Board.
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

6
5

NEW YORK REIT LIQUIDATING LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 AND 2018

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
The following table displays restricted share award activity during the year ended December 31, 2018:

	Number of Restricted Shares	Weighted-Average Issue Price

Unvested, December 31, 2017	6,828	103.20
Vested	(6,828)	103.20
Forfeited	—	—

Unvested, December 31, 2018	—

Note 12 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Annual Report on Form
10-K
and determined that there have not been any events that have occurred that would require adjustments or disclosures in the consolidated financial statements, except as disclosed in Note 5 and Note 7.

6
6