Form 10-Q
period 2021-03-31
New York REIT Liquidating LLC
filed 2021-05-07
CIK 1474464

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
March
31, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission File Number
001-36416*

NEW YORK REIT LIQUIDATING LLC
(Exact Name of Registrant as Specified in its Charter)

Delaware	83-2426528
State or Other Jurisdiction of Incorporation or Organization	I.R.S. Employer Identification No.

2 Liberty Square, Boston, MA	02109
Address of Principal Executive Offices	Zip Code
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
As of May 1, 2021, there were 16,791,769 Units outstanding.
Documents incorporated by reference: None

*	New York REIT Liquidating LLC is the successor in interest to New York REIT, Inc. and files reports under the Commission file number for New York REIT, Inc.

NEW YORK REIT LIQUIDATING LLC

NEW YORK REIT LIQUIDATING LLC
FORM 10-Q MARCH 31, 2021

CONSOLIDATED STATEMENTS OF NET ASSETS
(Liquidation Basis)
(Unaudited, in thousands)

	March 31, 2021	December 31, 2020
Assets
Investment in unconsolidated joint venture	$228,383	$230,092
Cash and cash equivalents	8,099	7,722
Restricted cash held in escrow	92,163	92,177
Accounts receivable	60	60

Total Assets	328,705	330,051
Liabilities
Liability for estimated costs in excess of estimated receipts during liquidation	2,548	2,342
Accounts payable, accrued expenses and other liabilities	420	319

Total Liabilities	2,968	2,661

Commitments and Contingencies
Net assets in liquidation	$325,737	$327,390

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEW YORK REIT LIQUIDATING LLC
FORM 10-Q MARCH 31, 2021

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(Liquidation Basis)
(Unaudited, in thousands)

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Net assets in liquidation, beginning of period	$327,390	$362,791
Changes in net assets in liquidation:
Changes in liquidation value of investment in unconsolidated joint venture	2,081	5,574
Remeasurement of assets and liabilities	(712)	(961)

Net changes in liquidation value	1,369	4,613
Liquidating distributions to unitholders	(3,022)	(1,679)

Changes in net assets in liquidation	(1,653)	2,934

Net assets in liquidation, end of period	$325,737	$365,725

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEW YORK REIT LIQUIDATING LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
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
As of March 31, 2021, the Company’s only significant assets are a 50.1% equity interest in WWP Holdings LLC (“WWP”), which owns one property, known as Worldwide Plaza, aggregating 2.0 million rentable square feet, with an average occupancy of 97.2%, and a $90.7 million cash reserve to be utilized for improvements at the property owned by WWP. The property at March 31, 2021 consisted of office space, retail space and a garage representing 88%, 5% and 7%, respectively, of rentable square feet as of March 31, 2021.
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
In October 2018, the Predecessor announced the withdrawal of its common stock from listing on the NYSE in connection with the conversion. November 2, 2018 was the last day on which shares of common stock were traded on the NYSE and the stock transfer books were closed as of 4:00 p.m. (Eastern Time) on such date. At the effective time of the conversion, each outstanding share of common stock was converted into one unit of common membership interest in the limited liability company (a “Unit”), and holders of shares of common stock automatically received one Unit (which Unit was in book entry form) for each share of our common stock held by such stockholder. Holders of Units should note that unlike shares of common stock, which, in addition to being listed on the NYSE, were freely

NEW YORK REIT LIQUIDATING LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(unaudited)

transferable, Units are not listed for trading and generally are not transferable except by will, intestate succession or operation of law. Therefore, the recipients of Units will not have the ability to realize any value from these interests except from distributions made by the Company, the timing of which will be solely in the discretion of the Board of Managers. On October 26, 2018, the Board of Directors designated Randolph C. Read, P. Sue Perrotty, Craig T. Bouchard, Howard Goldberg and Joe C. McKinney, representing all the previous members of the Board of Directors, to serve as the initial members of the Board of Managers.
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
The business of the Company is the same as the business of the Predecessor immediately preceding the conversion, which, consistent with the Liquidation Plan, consists of the continued ownership of the Predecessor’s interest in Worldwide Plaza, the only remaining property-related asset. Under its operating agreement, the business and affairs of the Company will be managed by or under the direction of its Board of Managers, and the sole purpose is winding up the affairs of the Company and the liquidation of its remaining property-related asset. The Company will remain in existence until the earlier of (i) the distribution of all its assets pursuant to liquidation or (ii) November 7, 2022 which is four years from the effective time of the conversion. The term may be extended to such later date as the Board of Managers determines is reasonably necessary to fulfill the purposes of the Company.
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
Rent collections for retail and amenities tenants at Worldwide Plaza were impacted by the
COVID-19
pandemic during the three months ended March 31, 2021 and the year ended December 31, 2020. It is still uncertain as to the extent of the impact of the
COVID-19
pandemic and government protections thereto on rent collections at the property for future quarters. As of March 31, 2021, WWP continues to collect
100%
of the office rents that are due at Worldwide Plaza. With respect to the retail and amenities tenants of the property, approximately

$3.6
 million of base rents have not been paid as of March 31, 2021 as those tenants are seeking rent concessions for the time period during which they were required to be closed as a result of the
COVID-19
pandemic. The unpaid rents represent approximately
3.1%

of total rents due at the property since April 1, 2020. Negotiations with those tenants are ongoing. At this time, we anticipate that a majority of rent concessions will be in the form of a rent deferral and not rent forgiveness, resulting in a delay in collections and not a reduction in collections.

WWP does not plan to forgo any of its contractual rights under its lease agreements in connection with any relief requests. As of the date of this filing, WWP has forgiven approximately

$107,000

of base rents. To date, the impact of the
COVID-19
pandemic has not been material to the Company, however, it is not possible to estimate the future impact of the pandemic at this time.

NEW YORK REIT LIQUIDATING LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(unaudited)
Liquidation Basis of Accounting
As a result of the approval of the Liquidation Plan by the stockholders, the Company adopted the liquidation basis of accounting as of January 1, 2017 and for the periods subsequent to December 31, 2016 in accordance with GAAP. Accordingly, on January 1, 2017, the carrying value of the Company’s assets were adjusted to their liquidation value, which represented the estimated amount of cash that the Company expected to collect on disposal of assets as it carried out its liquidation activities under the Liquidation Plan. All properties have been sold except for the remaining interest in Worldwide Plaza. For purposes of liquidation accounting, the Company’s estimate of net assets in liquidation assumes a sale of Worldwide Plaza at March 31, 2022. The actual timing of sale has not yet been determined and is subject to future events and uncertainties. These estimates are subject to change based on the actual timing of the sale of the Company’s remaining property.
Liabilities are carried at their contractual amounts due as adjusted for the timing and other assumptions related to the liquidation process.
The Company accrues costs and revenues that it expects to incur and earn as it carries out its liquidation activities through the end of the projected liquidation period, which ends on March 31, 2022, to the extent it has a reasonable basis for estimation. Estimated costs expected to be incurred through the end of the liquidation period include corporate overhead costs associated with satisfying known and contingent liabilities and other costs associated with the winding down and dissolution of the Company. Revenues are based on current interest rate assumptions. These amounts are classified as a net liability for estimated costs in excess of estimated receipts during liquidation on the Consolidated Statements of Net Assets. Actual costs and revenues may differ from amounts reflected in the consolidated financial statements due to the inherent uncertainty in estimating future events. These differences may be material. See Note 4 for further discussion. Actual costs incurred but unpaid as of March 31, 2021 and December 31, 2020 are included in accounts payable, accrued expenses and other liabilities on the Consolidated Statements of Net Assets.
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
The investment in unconsolidated joint venture is recorded at its liquidation value, or net realizable value, which is comprised of an estimate of the expected sale proceeds upon disposition plus the estimated net cash flow from the venture during the liquidation period. The Company evaluates the net realizable value of its unconsolidated joint

NEW YORK REIT LIQUIDATING LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(unaudited)

venture at each reporting period. Any changes in net realizable value will be reflected as a change in the Company’s net assets in liquidation. The liquidation value of the Company’s remaining investment in Worldwide Plaza as of March 31, 2021 and December 31, 2020 is based on estimated cash flow projections utilizing appropriate discount and capitalization rates as well as available market information and assumptions regarding capital expenditures.
Restricted Cash
At March 31, 2021 and December 31, 2020,
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
At March 31, 2021 and December 31, 2020, the Company had accrued the following net expenses expected to be incurred during liquidation (in thousands):

	March 31, 2021	December 31, 2020
General and administrative expenses	$2,548	$2,342

Liability for estimated costs in excess of estimated receipts during liquidation	$2,548	$2,342

NEW YORK REIT LIQUIDATING LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(unaudited)

The change in the liability for estimated costs in excess of estimated receipts during liquidation for the three months ended March 31, 2021 and 2020 are as follows (in thousands):

	January 1, 2021	Net Change in Working Capital (1)	Remeasurement of Assets and Liabilities	March 31, 2021
Liabilities:
General and administrative expenses	$(2,342)	$506	$(712)	$(2,548)

Total liability for estimated costs in excess of estimated receipts during liquidation	$(2,342)	$506	$(712)	$(2,548)

	January 1, 2020	Net Change in Working Capital (1)	Remeasurement of Assets and Liabilities	March 31, 2020
Liabilities:
General and administrative expenses	$(2,348)	$682	$(961)	$(2,627)

Total liability for estimated costs in excess of estimated receipts during liquidation	$(2,348)	$682	$(961)	$(2,627)

(1)
Represents changes in cash, restricted cash, accounts receivable, accounts payable and accrued expenses as a result of the Company’s operating activities for the three months ended March 31, 2021 and 2020.

Note 5 – Net Assets in Liquidation
Net assets in liquidation decreased by $1.7 million during the three months ended March 31
, 2021
primarily due to a liquidating distribution to unitholders of $3.0 million and a

$0.7
million decrease due to a remeasurement of estimated costs. The decrease was offset in part by an increase of

$2.1
 million in the estimated liquidation value of the Company’s investment in Worldwide Plaza related to the estimated distributions from working capital and property operations.
Net assets in liquidation increased by $2.9 million during the three months ended March 31
, 2020
primarily due to a net increase of $5.6 million in the estimated liquidation value of the Company’s investment in Worldwide Plaza related to the estimated distributions from working capital and property operations. The increase was offset in part
by a liquidating distribution to unitholders of $1.7 million and a
$1.0 million decrease due to a remeasurement of estimated costs.
The net assets in liquidation at March 31, 2021, presented on an undiscounted basis, include the Company’s proportionate share in Worldwide Plaza’s net assets which include a property value of
 $1.65
billion based on estimated cash flow projections utilizing appropriate discount and capitalization rates as well as available market information and assumptions regarding capital expenditures.
There were 16,791,769 Units outstanding at March 31
, 2021
. The net assets in liquidation as of March 31
, 2021
, if sold at their net asset value, would result in liquidating distributions of approximately $19.40 per Unit. On
 May 4, 2
021
, the Board of Managers declared a cash liquidating distribution of

$
0.25
per Unit payable on May 18, 2021 to unitholders of record on May 11, 2021, reducing the estimate of future liquidating distributions to

$
19.15
per Unit. The net assets in liquidation as of March 31, 2021 of $325.7 million, if sold at their net asset value, plus the cumulative

NEW YORK REIT LIQUIDATING LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(unaudited)

liquidating distribution
 paid
to unitholders of $1.019 billion ($60.69 per Unit) prior to March 31, 2021 would result in cumulative liquidating distributions to unitholders of $80.09 per Unit. There is inherent uncertainty with these projections, and they could change materially based on the timing of the sale of the Company’s remaining investment, the performance of the underlying asset and any changes in the underlying assumptions of the projected cash flows.
Note 6 — Investment in Unconsolidated Joint Venture
On October 30, 2013, the Predecessor purchased a 48.9% equity interest in Worldwide Plaza for a contract purchase price of $220.1 million, based on the property value at that time for Worldwide Plaza of $1.3 billion less $875.0 million of debt on the property.
On June 1, 2017, the Predecessor acquired an additional 49.9%
equity interest on exercise of the Predecessor’s option to purchase pursuant to the Company’s rights under the joint venture agreement of Worldwide Plaza for a contract purchase price of $276.7 million, based on the option price of approximately $1.4 billion less $875.0 million of debt on the property. The Predecessor’s joint venture partner exercised its right to retain 1.2% of the aggregate membership interests in Worldwide Plaza. Following the exercise of the option, the Predecessor owned a total equity interest of 98.8% in Worldwide Plaza.
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
The Company has set aside $90.7 million of the proceeds in a separate account to fund future capital improvements to Worldwide Plaza. Following the sale of its interest, the Company now holds a 50.1%
interest in Worldwide Plaza. The Company has determined that this investment is an investment in a variable interest entity (“VIE”). The Company has determined that it is not the primary beneficiary of this VIE since the Company does not have the power to direct the activities that most significantly impact the VIE’s economic performance. The Company accounts for this investment using the equity method of accounting.
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
The following table lists the tenants whose annualized cash rent represented greater than 10% of total annualized cash rent for the three months ended March 31, 2021 and 2020, including annualized cash rent related to the Company’s unconsolidated joint venture:

		March 31,
Property Portfolio	Tenant	2021	2020
Worldwide Plaza	Cravath, Swaine & Moore, LLP	48.1%	48.4%
Worldwide Plaza	Nomura Holdings America, Inc.	30.5%	30.7%

NEW YORK REIT LIQUIDATING LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(unaudited)

The termination, delinquency or
non-renewal
of any of the above tenants may have a material adverse effect on the Company’s operations. The lease with Cravath, Swaine & Moore expires in August 2024 and the tenant has informed Worldwide Plaza that they do not intend to enter into a new lease upon expiration of the existing lease.
The amounts reflected in the following tables are based on the going concern basis financial information of Worldwide Plaza. Under liquidation accounting, equity investments are carried at net realizable value.
The condensed balance sheets as of March 31, 2021 and December 31, 2020 for Worldwide Plaza are as follows:

(In thousands)	March 31, 2021	December 31, 2020
Real estate assets, at cost	$840,428	$839,789
Less accumulated depreciation and amortization	(264,856)	(256,925)

Total real estate assets, net	575,572	582,864
Cash and cash equivalents	43,025	36,084
Other assets	127,274	139,084

Total assets	$745,871	$758,032

Debt	$1,258,304	$1,254,081
Other liabilities	169,166	166,549

Total liabilities	1,427,470	1,420,630
Deficit	(681,599)	(662,598)

Total liabilities and deficit	$745,871	$758,032

The condensed statements of operations for the three months ended March 31, 2021 and 2020 for Worldwide Plaza are as follows:

	March 31,
(In thousands)	2021	2020
Rental income	$35,347	$35,443

Operating expenses:
Operating expenses	16,492	17,056
Depreciation and amortization	10,259	5,048

Total operating expenses	26,751	22,104

Operating income	8,596	13,339
Interest expense	(19,460)	(19,197)

Net loss	$(10,864)	$(5,858)

NEW YORK REIT LIQUIDATING LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(unaudited)

Note 7 — Common Equity
The Company had 16,791,769 Units outstanding as of March 31, 2021 and December 31, 2020. The Company expects to make periodic liquidating distributions out of cash flow distributions received from Worldwide Plaza and proceeds from the ultimate sale of the Company’s interest in Worldwide Plaza, subject to satisfying its liabilities and obligations, in lieu of regular monthly dividends. Through March 31, 2021, the Company paid aggregate distributions equal to $60.69 per share/Unit. On May 4, 2021, the Company declared a cash liquidating distribution of  $
0.25 per Unit payable to unitholders of record as of May 11, 2021. There can be no assurance as to the actual amount or timing of future liquidating distributions unitholders will receive.
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

NEW YORK REIT LIQUIDATING LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(unaudited)
In connection with the adoption of liquidation accounting, the Company accrues costs it expects to incur through the end of liquidation. As of March 31, 2021 and December 31, 2020, the Company has accrued asset management fees totaling

$1.2 million payable to the Winthrop Advisor representing management’s estimate of future asset management fees to final liquidation, provided there is no assurance that the contract will continue to be extended at the same terms, if at all. This amount is included in estimated costs in excess of estimated receipts during liquidation.
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
The Company paid the Winthrop Advisor $300,000 and $350,000 for the three month periods ended March 31, 2021 and 2020, respectively.
Note 10 — Economic Dependency
The Company has engaged Winthrop Advisor to provide certain services that are essential to the Company, including asset management services, supervision of the management and leasing of properties owned by the Company, asset acquisition and disposition decisions, as well as other administrative responsibilities for the Company including accounting services, transaction management and investor relations.
As a result of these relationships, the Company is dependent upon Winthrop Advisor. In the event that Winthrop Advisor is unable to provide the Company with the respective services, the Company will be required to find alternative providers of these services.
Note 11 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form
10-Q
and determined that there have not been any events that have occurred that would require adjustments to disclosures in the consolidated financial statements except as disclosed in Notes 5 and 7.

NEW YORK REIT LIQUIDATING LLC
March 31, 2021

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
Forward-Looking Statements
Certain statements conta
i
ned herein constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Our future results, financial condition and business may differ materially from those expressed in these forward-looking statements. You can find many of these statements by looking for words such as “approximates,” “believes,” “estimates,” “expects,” “anticipates,” “intends,” “plans,” “should,” “would,” “will,” “may” or similar expressions in this Quarterly Report on Form
10-Q.
These forward-looking statements are subject to numerous assumptions, risks and uncertainties. Many of the factors that will determine these items are beyond our ability to control or predict. Factors that may cause actual results to differ materially from those contemplated by the forward-looking statements include, but are not limited to, public health crises, such as the
COVID-19
pandemic, as well as those set forth in our Annual Report on Form
10-K
for the year ended December 31, 2020 under “Forward Looking Statements” and “Item 1A. Risk Factors,” as well as our other filings with the Securities and Exchange Commission. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. We expressly disclaim any responsibility to update forward-looking statements, whether as a result of new information, future events or otherwise. Accordingly, investors should use caution in relying on forward-looking statements, which are based on information, judgments and estimates at the time they are made, to anticipate future results or trends.
Management’s Discussion and Analysis of Financial Condition and Results of Operations include a discussion of our unaudited consolidated interim financial statements and notes thereto. These unaudited interim financial statements are prepared in conformity with accounting principles generally accepted in the United States of America which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the amounts of revenues and expenses during the reporting periods. Actual results could differ materially from those estimates.
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
March 31, 2021

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
The business of the Company is the same as the business of the Predecessor immediately preceding the conversion, which, consistent with the Liquidation Plan, consists of the continued ownership of the Predecessor’s interest in Worldwide Plaza, the only remaining property-related asset. Under its operating agreement, the business and affairs of the Company will be managed by or under the direction of its Board of Managers, and the sole purpose is winding up the affairs of the Company and the liquidation of its remaining property-related asset. The Company will remain in existence until the earlier of (i) the distribution of all its assets pursuant to liquidation or (ii) November 7, 2022, which is four years from the effective time of the conversion. The term may be extended to such later date as the Board of Managers determines is reasonably necessary to fulfill the purposes of the Company.
The dissolution process and the amount and timing of distributions to unitholders involves risks and uncertainties. Accordingly, it is not possible to predict the timing or aggregate amount which will be ultimately distributed to unitholders, and no assurance can be given that the distributions will equal or exceed the estimate of net assets presented in the Consolidated Statement of Net Assets. To date, liquidating distributions totaling $60.69 per common share/Unit have been paid.
Liquidation Plan
As of the date of this Quarterly Report on Form
10-Q,
all of our property related assets have been sold except our remaining interest in Worldwide Plaza. For purposes of liquidation accounting, our estimate of net assets in liquidation value assumes a sale of Worldwide Plaza at March 31, 2022 based on a value of $1.65 billion. The actual timing of sale has not yet been determined and is subject to future events and uncertainties. These estimates are subject to change based on the actual timing of the sale of our remaining interest in Worldwide Plaza and the actual cash distributions received from the property during our holding period.
The net assets in liquidation of $325.7 million at March 31, 2021 are presented on an undiscounted basis. Our current estimate of the liquidation value of investment in unconsolidated joint venture includes Worldwide Plaza at $1.65 billion which is based on estimated cash flow projections utilizing appropriate discount and capitalization rates as well as available market information and assumptions regarding capital expenditures. Net operating income at

NEW YORK REIT LIQUIDATING LLC
March 31, 2021

Worldwide Plaza has remained relatively steady throughout the
COVID-19
pandemic. We will continue to monitor the market and adjust the net realizable value of the investment, if necessary, at each reporting period. The timing of the sale of the property, and the ultimate value we receive from the sale, are subject to change. The capital plan includes targeted capital improvements aimed at maintaining the institutional quality of the building and an appropriate allocation to allow for critical tenant lease renewals and rolls. In addition, capital will be available for management to focus on repositioning the property primarily as it relates to re-tenanting
and modernizing the space currently occupied by Cravath Swaine & Moore. We have set aside approximately $90.7 million from the refinancing proceeds to cover an estimate of our share of potential future leasing and capital costs at the property. To the extent the full $90.7 million reserve is not used, the balance is expected to be available for distribution to unitholders. Our joint venture partners have committed to contribute their pro-rata
share of the budgeted capital investment. To date, all capital costs incurred at the property have been satisfied from operating cash flow of the property.
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
Current Activity
For the fiscal quarter ended March 31, 2021, there were no property sales.
Liquidity and Capital Resources
As of March 31, 2021, we had cash and cash equivalents of $8.1 million. Our total assets and undiscounted net assets in liquidation were $328.7 million and $325.7 million, respectively, at March 31, 2021.
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
Rent collections for retail and amenities tenants at Worldwide Plaza were impacted by the
COVID-19
pandemic during the three months ended March 31, 2021 and the year ended December 31, 2020. It is still uncertain as to the extent of the impact of the
COVID-19
pandemic and government protections thereto on rent collections at the property for future quarters. As of March 31, 2021, WWP continues to collect 100% of the office rents that are due at Worldwide Plaza. With respect to the retail and amenities tenants of the property, approximately $3.6 million of base rents have not been paid as of March 31, 2021 as those tenants are seeking rent concessions for the time period during which they were required to be closed as a result of the
COVID-19
pandemic. The unpaid rents represent approximately 3.1% of total

NEW YORK REIT LIQUIDATING LLC
March 31, 2021

rents due at the property since April 1, 2020. Negotiations with those tenants are ongoing. At this time, we anticipate that a majority of rent concessions will be in the form of a rent deferral and not rent forgiveness, resulting in a delay in collections and not a reduction in collections. WWP does not plan to forgo any of its contractual rights under its lease agreements in connection with any relief requests. As of the date of this filing, WWP has forgiven approximately $107,000 of base rents.
See Note 3 to our consolidated financial statements included elsewhere in this Quarterly Report on Form
10-Q
for additional information regarding the impacts and risks we face relating to the
COVID-19
pandemic.
Sales Proceeds
In connection with the Liquidation Plan, we plan to sell our remaining 50.1% interest in Worldwide Plaza.
Principal Use of Funds
Capital Expenditures
As of March 31, 2021, we owned a 50.1% interest in the joint venture that owns Worldwide Plaza. In connection with the leasing of the property, the joint venture entered into agreements with its tenants to provide allowances for tenant improvements. These allowances require the joint venture to fund capital expenditures up to amounts specified in the lease agreements. Our share of capital expenditures for the three months ended March 31, 2021 was funded from property cash flow.
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
Cash Flows
Our level of liquidity based upon cash and cash equivalents increased by approximately $0.4 million from $7.7 million at December 31, 2020 to $8.1 million at March 31, 2021.
The holders of shares of common stock of the Predecessor approved the Liquidation Plan on January 3, 2017, and we adopted the liquidation basis of accounting effective January 1, 2017. We did not make any acquisitions in new investments during 2020 or the first three months of 2021, and, in accordance with the Liquidation Plan, no further acquisitions are expected.
Our primary sources of
non-operating
cash flow for the three months ended March 31, 2021 include:

•	$3.8 million net distributions in respect of our interest in Worldwide Plaza.

NEW YORK REIT LIQUIDATING LLC
March 31, 2021

Our primary uses of
non-operating
cash flow for the three months ended March 31, 2021 include:

•	$3.0 million for liquidating distributions to unitholders.
Our primary sources of
non-operating
cash flow for the three months ended March 31, 2020 include:

•	$3.0 million net distributions in respect of our interest in Worldwide Plaza.
Our primary uses of
non-operating
cash flow for the three months ended March 31, 2020 include:

•	$1.7 million for liquidating distributions to unitholders.
Contractual Obligations
We did not have any contractual debt or lease obligations as of March 31, 2021.
Comparability of Financial Data From Period to Period
Results of Operations
Our remaining asset continues to perform in a manner that is relatively consistent with prior reporting periods. We have experienced no significant changes in occupancy or rental rates at Worldwide Plaza.
Occupancy and Leasing
As of March 31, 2021, Worldwide Plaza was 97.2% leased, compared to 97.4% as of March 31, 2020.
Changes in Net Assets in Liquidation
Net assets in liquidation decreased by $1.7 million during the three months ended March 31, 2021 primarily due to a liquidating distribution to unitholders of $3.0 million and a $0.7 million decrease due to a remeasurement of estimated costs. The decrease was offset in part by an increase of $2.1 million in the estimated liquidation value of the Company’s investment in Worldwide Plaza related to the estimated distributions from working capital and property operations.
Net assets in liquidation increased by $2.9 million during the three months ended March 31, 2020 primarily due to a net increase of $5.6 million in the estimated liquidation value of the Company’s investment in Worldwide Plaza related to the estimated distributions from working capital and property operations. The increase was offset in part by a liquidating distribution to unitholders of $1.7 million and a $1.0 million decrease due to a remeasurement of estimated costs.
The net assets in liquidation at March 31, 2021, which are presented on an undiscounted basis, includes Worldwide Plaza valued at $1.65 billion which is based on estimated cash flow projections utilizing appropriate discount and capitalization rates as well as available market information and assumptions regarding capital expenditures in the accompanying consolidated financial statements, resulting in estimated future liquidating distributions of approximately $19.40 per Unit. This estimate of liquidating distributions includes projections of costs and expenses to be incurred during the next 12 months and costs to dispose of the Company’s remaining investment in WWP. As of October 18, 2017, Worldwide Plaza is managed by a joint venture of SL Green and RXR Realty, two of the largest owner operators in New York City. We, along with our joint venture partners, are committed to investing significant additional capital into Worldwide Plaza to further improve and reposition the asset which we believe includes embedded opportunities to roll leases to increase the value of the property. Any increase in the future market value of Worldwide Plaza, if any, will be evaluated at each reporting period and will be reflected in the Statement of Net Assets in liquidation at such times. Management’s estimate, like any estimate or projection, is subject to various assumptions and uncertainties including the joint venture’s ability to execute on the business plan, tenants paying their

NEW YORK REIT LIQUIDATING LLC
March 31, 2021

rental obligations, the equity capital and financing markets and New York City market conditions generally. There is no assurance that the joint venture will be successful in taking these various actions and that these actions will, in fact, result in an estimated increase in the value of the property.
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
Investment in Unconsolidated Joint Venture
We account for our investment in unconsolidated joint venture under the equity method of accounting because we exercise significant influence over, but do not control the entity and are not considered to be the primary beneficiary. Under liquidation accounting, the investment in unconsolidated joint venture is recorded at its net realizable value. We evaluate the net realizable value of our unconsolidated joint venture at each reporting period. Any changes in net realizable value will be reflected as a change in our net assets in liquidation. The liquidation value of our remaining investment in Worldwide Plaza as of March 31, 2021 is based on estimated cash flow projections utilizing appropriate discount and capitalization rates as well as available market information and assumptions regarding capital expenditures.

NEW YORK REIT LIQUIDATING LLC
March 31, 2021

Recent Accounting Pronouncement
There are no new accounting pronouncements that are applicable or relevant to the Company under the liquidation basis of accounting.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
As of March 31, 2021, we had $601.2 million of unconsolidated mortgage debt reflecting our pro rata share of Worldwide Plaza’s total mortgage debt of $1.2 billion. This debt consisted of fixed-rate secured mortgage notes payable. Changes in market interest rates have no impact on interest due on the notes.

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
As of March 31, 2021 an evaluation was performed under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in
Rules 13a-15(e)
under the Securities Exchange Act of 1934). Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of March 31, 2021.
Other Matters
There have been no changes in our internal control over financial reporting during the most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

NEW YORK REIT LIQUIDATING LLC
March 31, 2021

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
There have been no material changes to the risk factors previously disclosed in Part 1, Item 1A of our Annual Report on Form
10-K
for the year ended December 31, 2020.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Not applicable.

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	Mine Safety Disclosure.
Not applicable.

Item 5.	Other Information.
None.

Item 6.	Exhibits.
The exhibits listed on the Exhibit Index are included, or incorporated by reference, in this Quarterly Report on Form
10-Q.

EXHIBIT INDEX
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form
10-Q
for the quarter ended March 31, 2021 (and are numbered in accordance with Item 601 of Regulation
S-K).

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
March 31, 2021

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW YORK REIT LIQUIDATING LLC

By:	/s/ John Garilli
John Garilli
Chief Executive Officer, President, Chief Financial Officer, Treasurer and Secretary (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)
Date:    May 7, 2021