Form 10-Q
period 2021-09-30
New York REIT Liquidating LLC
filed 2021-11-04
CIK 1474464

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
September 30, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______
Commission File Number
001-36416
*

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
As of November 1, 2021, there were 16,791,769 Units outstanding.
Documents incorporated by reference: None

*	New York REIT Liquidating LLC is the successor in interest to New York REIT, Inc. and files reports under the Commission file number for New York REIT, Inc.

NEW YORK REIT LIQUIDATING LLC

NEW YORK REIT LIQUIDATING LLC
FORM 10-Q SEPTEMBER 30, 2021
CONSOLIDATED STATEMENTS OF NET ASSETS
(Liquidation Basis)
(Unaudited, in thousands)

	September 30, 2021	December 31, 2020
Assets
Investment in unconsolidated joint venture	$226,805	$230,092
Cash and cash equivalents	7,385	7,722
Restricted cash held in escrow	92,134	92,177
Accounts receivable	60	60

Total Assets	326,384	330,051
Liabilities
Liability for estimated costs in excess of estimated receipts during liquidation	2,332	2,342
Accounts payable, accrued expenses and other liabilities	296	319

Total Liabilities	2,628	2,661

Commitments and Contingencies
Net assets in liquidation	$323,756	$327,390

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEW YORK REIT LIQUIDATING LLC
FORM 10-Q SEPTEMBER 30, 2021
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(Liquidation Basis)
(Unaudited, in thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Net assets in liquidation, beginning of period	$322,926	$366,850	$327,390	$362,791
Changes in net assets in liquidation:
Changes in liquidation value of investment in unconsolidated joint venture	3,535	4,213	7,669	13,169
Remeasurement of assets and liabilities	(522)	(559)	(1,900)	(2,098)

Net changes in liquidation value	3,013	3,654	5,769	11,071
Liquidating distributions to unitholders	(2,183)	(4,198)	(9,403)	(7,556)

Changes in net assets in liquidation	830	(544)	(3,634)	3,515

Net assets in liquidation, end of period	$323,756	$366,306	$323,756	$366,306

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEW YORK REIT LIQUIDATING LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
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
As of September 30, 2021, the Company’s only significant assets are a 50.1% equity interest in WWP Holdings LLC (“WWP”), which owns one property, known as Worldwide Plaza, aggregating 2.0 million rentable square feet, with an average occupancy of 94.6% and a $90.7 million cash reserve to be utilized for improvements at the property owned by WWP. The property consisted of office space, retail space and a garage representing 88%, 5% and 7%, respectively, of rentable square feet as of September 30, 2021.
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
September 30, 2021
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
Representatives of two of the Company’s largest unitholders serve as board observers (“Observers”) to the Board of Managers in unpaid positions with no voting rights in connection with Board matters.
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
Rent collections for retail and amenities tenants at Worldwide Plaza were impacted by the
COVID-19
pandemic during the nine months ended September 30, 2021 and the year ended December 31, 2020. It is still uncertain as to the extent of the impact of the
COVID-19
pandemic and government protections thereto on rent collections at the property for future quarters. As of September 30, 2021, WWP continues to collect 100% of the office rents that are due at Worldwide Plaza. With respect to the retail and amenities tenants of the property, approximately $4.5 million of base rents remain unpaid as of September 30, 2021 as those tenants are seeking rent concessions as a result of the
COVID-19
pandemic. The unpaid rents

at September 30, 2021
 represent approximately 2.4% of total rents due at the property since April 1, 2020. Negotiations with those tenants are ongoing
.

Subsequent to September 30, 2021, WWP received $2.8 million in outstanding rent payments, reducing the unpaid rent balance to $1.7 million.
 At this time, we anticipate that a majority of rent concessions will be in the form of a rent deferral and not rent forgiveness, resulting in a delay in collections and not a reduction in collections. WWP does not plan to forgo any of its contractual rights under its lease agreements in connection with any relief requests. As of the date of this filing, WWP has forgiven approximately $265,000 of base rents for current tenants and has written off approximately $477,000 of base rents related to surrendered space. To date, the impact of the
COVID-19
pandemic has not been material to the Company, however, it is not possible to estimate the future impact of the pandemic at this time.

NEW YORK REIT LIQUIDATING LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(unaudited)

Liquidation Basis of Accounting
As a result of the approval of the Liquidation Plan by the stockholders, the Company adopted the liquidation basis of accounting as of January 1, 2017 and for the periods subsequent to December 31, 2016 in accordance with GAAP. Accordingly, on January 1, 2017, the carrying value of the Company’s assets were adjusted to their liquidation value, which represented the estimated amount of cash that the Company expected to collect on disposal of assets as it carried out its liquidation activities under the Liquidation Plan. All properties have been sold except for the remaining interest in Worldwide Plaza. For purposes of liquidation accounting, the Company’s estimate of net assets in liquidation assumes a sale of Worldwide Plaza at September 30, 2022. The actual timing of sale has not yet been determined and is subject to future events and uncertainties. These estimates are subject to change based on the actual timing of the sale of the Company’s remaining property.
Liabilities are carried at their contractual amounts due as adjusted for the timing and other assumptions related to the liquidation process.
The Company accrues costs and revenues that it expects to incur and earn as it carries out its liquidation activities through the end of the projected liquidation period, which ends on September 30, 2022, to the extent it has a reasonable basis for estimation. Estimated costs expected to be incurred through the end of the liquidation period include corporate overhead costs associated with satisfying known and contingent liabilities and other costs associated with the winding down and dissolution of the Company. Revenues are based on current interest rate assumptions. These amounts are classified as a net liability for estimated costs in excess of estimated receipts during liquidation on the Consolidated Statements of Net Assets. Actual costs and revenues may differ from amounts reflected in the consolidated financial statements due to the inherent uncertainty in estimating future events. These differences may be material. See Note 4 for further discussion. Actual costs incurred but unpaid as of September 30, 2021 and December 31, 2020 are included in accounts payable, accrued expenses and other liabilities on the Consolidated Statements of Net Assets.
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

NEW YORK REIT LIQUIDATING LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(unaudited)

The investment in unconsolidated joint venture is recorded at its liquidation value, or net realizable value, which is comprised of an estimate of the expected sale proceeds upon disposition plus the estimated net cash flow from the venture during the liquidation period. The Company evaluates the net realizable value of its unconsolidated joint venture at each reporting period. Any changes in net realizable value will be reflected as a change in the Company’s net assets in liquidation. The liquidation value of the Company’s remaining investment in Worldwide Plaza as of September 30, 2021 and December 31, 2020 is based on estimated cash flow projections utilizing appropriate discount and capitalization rates as well as available market information and assumptions regarding capital expenditures.
Restricted Cash
At September 30, 2021 and December 31, 2020, restricted cash primarily consists of the $90.7 million capital improvement reserve for Worldwide Plaza and $1.4 million being held in escrow in connection with the sale of the Viceroy Hotel (the “Viceroy Escrow”). The Viceroy Escrow was established from proceeds of the sale of the Viceroy Hotel and was required to cover a potential seller’s obligation to fund any shortfalls to the New York Hotel Pension Fund should the purchaser of the property withdraw from the Pension Fund without fully funding the then outstanding shortfall due to the Pension Fund.
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
At September 30, 2021 and December 31, 2020, the Company had accrued the following net expenses expected to be incurred during liquidation (in thousands):

	September 30, 2021	December 31, 2020
General and administrative expenses	$2,332	$2,342

Liability for estimated costs in excess of estimated receipts during liquidation	$2,332	$2,342

NEW YORK REIT LIQUIDATING LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(unaudited)

The change in the liability for estimated costs in excess of estimated receipts during liquidation for the nine months ended September 30, 2021 and 2020 are as follows (in thousands):

	January 1, 2021	Net Change in Working Capital (1)	Remeasurement of Assets and Liabilities	September 30, 2021
Liabilities:
General and administrative expenses	$(2,342)	$1,910	$(1,900)	$(2,332)

Total liability for estimated costs in excess of estimated receipts during liquidation	$(2,342)	$1,910	$(1,900)	$(2,332)

	January 1, 2020	Net Change in Working Capital (1)	Remeasurement of Assets and Liabilities	September 30, 2020
Liabilities:
General and administrative expenses	$(2,348)	$2,156	$(2,098)	$(2,290)

Total liability for estimated costs in excess of estimated receipts during liquidation	$(2,348)	$2,156	$(2,098)	$(2,290)

(1)
Represents changes in cash, restricted cash, accounts receivable, accounts payable and accrued expenses as a result of the Company’s operating activities for the nine months ended September 30, 2021 and 2020.

Note 5 – Net Assets in Liquidation
Net assets in liquidation increased by $0.8 million during the three months ended September 30, 2021
,
primarily due to a net increase of $3.5 million in the estimated liquidation value of the Company’s investment in Worldwide Plaza related to the estimated distributions to be received from working capital at the property and property operations. The increase was offset in part by a liquidation distribution to unitholders of $2.2 million and a $0.5 million net decrease due to a remeasurement of estimated costs.
Net assets in liquidation decreased by $3.6 million during the nine months ended September 30, 2021, primarily due to liquidating distributions to unitholders of $9.4 million and a $1.9 million net decrease due to a remeasurement of estimated costs. The decrease was offset in part by a net increase of $7.7 million in the estimated liquidation value of the Company’s investment in Worldwide Plaza related to the estimated distributions to be received from working capital at the property and property operations.
Net assets in liquidation decreased by $0.5 million during the three months ended September 30, 2020, primarily due to a liquidating distribution to unitholders of $4.2 million and a $0.6 million net
decrease due to a remeasurement of estimated costs. The decrease was offset in part by a net increase of $4.2 million in the estimated liquidation value of the Company’s investment in Worldwide Plaza related to the estimated distributions to be received from working capital at the property and property operations.
Net assets in liquidation increased by $3.5 million during the nine months ended September 30, 2020
,
primarily due to a net increase of $13.2 million in the estimated liquidation value of the Company’s investment in Worldwide Plaza related to the estimated distributions to be received from working capital at the property and property operations.

NEW YORK REIT LIQUIDATING LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(unaudited)

The increase was offset in part by liquidating distributions to unitholders of $7.6 million and a $2.1 million net decrease due to a remeasurement of estimated costs.
The net assets in liquidation at September 30, 2021, presented on an undiscounted basis, include the Company’s proportionate share in Worldwide Plaza’s net assets which include a property value of $1.65 billion based on estimated cash flow projections utilizing appropriate discount and capitalization rates as well as available market information and assumptions regarding capital expenditures.
There were 16,791,769 Units outstanding at September 30, 2021. The net assets in liquidation as of September 30, 2021, if sold at their net asset value, would result in liquidating distributions of approximately $19.28 per Unit. On
November 2
,
 2021, the Board of Managers declared a cash liquidating distribution of $0.19 per Unit payable on November

17
,
2021 to unitholders of record on
November
10
,
2021, reducing the estimate of future liquidating distributions to $19.09 per Unit. The net assets in liquidation as of September 30, 2021 of $323.8 million, if sold at their net asset value, plus the cumulative liquidating distribution paid to unitholders of $1.025 billion ($61.07 per Unit) prior to September 30, 2021 would result in cumulative liquidating distributions to unitholders of $80.35 per Unit. There is inherent uncertainty with these projections, and they could change materially based on the timing of the sale of the Company’s remaining investment, the performance of the underlying asset and any changes in the underlying assumptions of the projected cash flows.
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

NEW YORK REIT LIQUIDATING LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(unaudited)

The following table lists the tenants whose annualized cash rent represented greater than 10% of total annualized cash rent for the nine months ended September 30, 2021 and 2020, including annualized cash rent related to the Company’s unconsolidated joint venture:

		September 30,
Property Portfolio	Tenant	2021	2020
Worldwide Plaza	Cravath, Swaine & Moore, LLP	47.2%	48.5%
Worldwide Plaza	Nomura Holdings America, Inc.	30.0%	30.7%
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
The condensed balance sheets as of September 30, 2021 and December 31, 2020 for Worldwide Plaza are as follows:

	September 30,	December 31,
(In thousands)	2021	2020
Real estate assets, at cost	$840,899	$839,789
Less accumulated depreciation and amortization	(276,058)	(256,925)

Total real estate assets, net	564,841	582,864
Cash and cash equivalents	47,063	36,084
Other assets	125,106	139,084

Total assets	$737,010	$758,032

Debt	$1,266,872	$1,254,081
Other liabilities	175,518	166,549

Total liabilities	1,442,390	1,420,630
Deficit	(705,380)	(662,598)

Total liabilities and deficit	$737,010	$758,032

NEW YORK REIT LIQUIDATING LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(unaudited)

The condensed statements of operations for the three and nine months ended September 30, 2021 and 2020 for Worldwide Plaza are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2021	2020	2021	2020
Rental income	$38,587	$33,703	$110,857	$102,806
Operating expenses:
Operating expenses	16,035	15,541	48,688	47,223
Depreciation and amortization	6,880	5,050	23,497	15,148

Total operating expenses	22,915	20,591	72,185	62,371
Operating income	15,672	13,112	38,672	40,435
Interest expense	(19,881)	(19,422)	(59,011)	(57,840)

Net loss	$(4,209)	$(6,310)	$(20,339)	$(17,405)

Note 7 — Common Equity
The Company had 16,791,769 Units outstanding as of September 30, 2021 and December 31, 2020. The Company expects to make periodic liquidating distributions out of cash flow distributions received from Worldwide Plaza and proceeds from the ultimate sale of the Company’s interest in Worldwide Plaza, subject to satisfying its liabilities and obligations, in lieu of regular monthly dividends. Through September 30, 2021, the Company paid aggregate distributions equal to $61.07 per share/Unit. On November

2
,
 2021, the Company declared a cash liquidating distribution of $0.19 per Unit payable to unitholders of record as of November

10
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
Environmental Matters
In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. The Company, through its joint venture, maintains environmental insurance for its property that provides coverage for potential environmental liabilities, subject to the policy’s coverage conditions and limitations. The Company has not been notified by any governmental authority of any non-compliance,
liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the consolidated results of operations.

NEW YORK REIT LIQUIDATING LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
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
In connection with the adoption of liquidation accounting, the Company accrues costs it expects to incur through the end of liquidation. As of September 30, 2021 and December 31, 2020, the Company has accrued asset management fees totaling $1.2 million payable to the Winthrop Advisor representing management’s estimate of future asset management fees to final liquidation, provided there is no assurance that the contract will continue to be extended at the same terms, if at all. This amount is included in estimated costs in excess of estimated receipts during liquidation.
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
The Company paid the Winthrop Advisor $300,000 and $317,000 for the three months ended September 30, 2021 and 2020, respectively and $900,000 and $1,017,000 for the nine months ended September 30, 2021 and 2020, respectively.

NEW YORK REIT LIQUIDATING LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
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
September 30, 2021

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

NEW YORK REIT LIQUIDATING LLC
September 30, 2021

In October 2018, we announced the withdrawal of our common stock from listing on the NYSE in connection with the conversion. November 2, 2018 was the last day on which shares of our common stock were traded on the NYSE and our stock transfer books were closed as of 4:00 p.m. (Eastern Time) on such date. At the effective time of the conversion, each outstanding share of common stock was converted into one unit of common membership interest in the LLC (a “Unit”), and holders of shares of our common stock automatically received one Unit (which Unit was in book entry form) for each share of our common stock held by such stockholder. Unlike shares of our common stock, which, in addition to being listed on the NYSE, were freely transferable, Units are not listed for trading and generally are not transferable except by will, intestate succession or operation of law. Therefore, the holders of Units do not have the ability to realize any value from these interests except from distributions made by the Company, the timing of which will be solely in the discretion of the Board of Managers. The Board designated is currently comprised of three members: Randolph C. Read, Craig T. Bouchard and Howard Goldberg. John Lee and Joseph Moinan, representing two of the Company’s largest unitholders, serve as Observers to the Board of Managers in unpaid positions with no voting rights in connection with Board matters.
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
all of our property related assets have been sold except our remaining interest in Worldwide Plaza. For purposes of liquidation accounting, our estimate of net assets in liquidation value assumes a sale of Worldwide Plaza at September 30, 2022 based on a value of $1.65 billion. The actual timing of sale has not yet been determined and is subject to future events and uncertainties. These estimates are subject to change based on the actual timing of the sale of our remaining interest in Worldwide Plaza and the actual cash distributions received from the property during our holding period.
The net assets in liquidation of $323.8 million at September 30, 2021 are presented on an undiscounted basis. Our current estimate of the liquidation value of investment in unconsolidated joint venture includes Worldwide Plaza at $1.65 billion which is based on estimated cash flow projections utilizing appropriate discount and capitalization rates as well as available market information and assumptions regarding capital expenditures. Net operating income at Worldwide Plaza has remained relatively steady throughout the
COVID-19
pandemic. We will continue to monitor the market and adjust the net realizable value of the investment, if necessary, at each reporting period. The timing of the sale of the property, and the ultimate value we receive from the sale, are subject to change. The capital plan includes targeted capital improvements aimed at maintaining the institutional quality of the building and an appropriate allocation to allow for critical tenant lease renewals and rolls. In addition, capital will be available for management

NEW YORK REIT LIQUIDATING LLC
September 30, 2021

to focus on repositioning the property primarily as it relates to re-tenanting
and modernizing the space currently occupied by Cravath Swaine & Moore. We have set aside approximately $90.7 million from the refinancing proceeds to cover an estimate of our share of potential future leasing and capital costs at the property. To the extent the full $90.7 million reserve is not used, the balance is expected to be available for distribution to unitholders. Our joint venture partners have committed to contribute their pro-rata
share of the budgeted capital investment. To date, all capital costs incurred at the property have been satisfied from operating cash flow of the property.
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
Current Activity
For the fiscal quarter ended September 30, 2021, there were no property sales.
Liquidity and Capital Resources
As of September 30, 2021, we had cash and cash equivalents of $7.4 million. Our total assets and undiscounted net assets in liquidation were $326.4 million and $323.8 million, respectively, at September 30, 2021.
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
Rent collections for retail and amenities tenants at Worldwide Plaza were impacted by the
COVID-19
pandemic during the nine months ended September 30, 2021 and the year ended December 31, 2020. It is still uncertain as to the extent of the impact of the
COVID-19
pandemic and government protections thereto on rent collections at the property for future quarters. As of September 30, 2021, WWP continues to collect 100% of the office rents that are due at Worldwide Plaza. With respect to the retail and amenities tenants of the property, approximately $4.5 million of base rents remain unpaid as of September 30, 2021 as those tenants are seeking rent concessions as a result of the
COVID-19
pandemic. The unpaid rents at September 30, 2021 represent approximately 2.4% of total rents due at the property since April 1, 2020. Negotiations with those tenants are ongoing. Subsequent to September 30, 2021, WWP received $2.8 million in outstanding rent payments, reducing the unpaid rent balance to $1.7 million. At this time, we anticipate that a majority of rent concessions will be in the form of a rent deferral and not rent forgiveness, resulting in a delay in collections and not a reduction in collections. WWP does not plan to forgo any of its contractual rights under its lease agreements in connection with any relief requests. As of the date of this filing, WWP has forgiven approximately $265,000 of base rents for current tenants and has written off approximately $477,000 of base rents related to surrendered space.

NEW YORK REIT LIQUIDATING LLC
September 30, 2021

See Note 3 to our consolidated financial statements included elsewhere in this Quarterly Report on Form
10-Q
for additional information regarding the impacts and risks we face relating to the
COVID-19
pandemic.
Sales Proceeds
In connection with the Liquidation Plan, we plan to sell our remaining 50.1% interest in Worldwide Plaza.
Principal Use of Funds
Capital Expenditures
As of September 30, 2021, we owned a 50.1% interest in the joint venture that owns Worldwide Plaza. In connection with the leasing of the property, the joint venture entered into agreements with its tenants to provide allowances for tenant improvements. These allowances require the joint venture to fund capital expenditures up to amounts specified in the lease agreements. Our share of capital expenditures for the nine months ended September 30, 2021 was funded from property cash flow.
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
Cash Flows
Our level of liquidity based upon cash and cash equivalents decreased by approximately $0.3 million from $7.7 million at December 31, 2020 to $7.4 million at September 30, 2021.
The holders of shares of common stock of the Predecessor approved the Liquidation Plan on January 3, 2017, and we adopted the liquidation basis of accounting effective January 1, 2017. We did not make any acquisitions in new investments during 2020 or the first nine months of 2021, and, in accordance with the Liquidation Plan, no further acquisitions are expected.
Our primary sources of
non-operating
cash flow for the nine months ended September 30, 2021 include:

•	$11.0 million distributions in respect of our interest in Worldwide Plaza.

NEW YORK REIT LIQUIDATING LLC
September 30, 2021

Our primary uses of
non-operating
cash flow for the nine months ended September 30, 2021 include:

•	$9.4 million for liquidating distributions to unitholders.
Our primary sources of
non-operating
cash flow for the nine months ended September 30, 2020 include:

•	$9.6 million distributions in respect to our interest in Worldwide Plaza.
Our primary uses of
non-operating
cash flow for the nine months ended September 30, 2020 include:

•	$7.6 million for liquidating distributions to unitholders.
Contractual Obligations
We did not have any contractual debt or lease obligations as of September 30, 2021.
Comparability of Financial Data From Period to Period
Results of Operations
Our remaining asset continues to perform in a manner that is relatively consistent with prior reporting periods. We have experienced no significant changes in occupancy or rental rates at Worldwide Plaza.
Occupancy and Leasing
Worldwide Plaza was 94.6% and 97.3% leased as of September 30, 2021 and 2020.
Changes in Net Assets in Liquidation
Net assets in liquidation increased by $0.8 million during the three months ended September 30, 2021, primarily due to a net increase of $3.5 million in the estimated liquidation value of the Company’s investment in Worldwide Plaza related to the estimated distributions to be received from working capital at the property and property operations. The increase was offset in part by a liquidation distribution to unitholders of $2.2 million and a $0.5 million net decrease due to a remeasurement of estimated costs.
Net assets in liquidation decreased by $3.6 million during the nine months ended September 30, 2021, primarily due to liquidating distributions to unitholders of $9.4 million and a $1.9 million net decrease due to a remeasurement of estimated costs. The decrease was offset in part by a net increase of $7.7 million in the estimated liquidation value of the Company’s investment in Worldwide Plaza related to the estimated distributions to be received from working capital at the property and property operations.
Net assets in liquidation decreased by $0.5 million during the three months ended September 30, 2020, primarily due to a liquidating distribution to unitholders of $4.2 million and a $0.6 million net decrease due to a remeasurement of estimated costs. The decrease was offset in part by a net increase of $4.2 million in the estimated liquidation value of the Company’s investment in Worldwide Plaza related to the estimated distributions to be received from working capital at the property and property operations.
Net assets in liquidation increased by $3.5 million during the nine months ended September 30, 2020, primarily due to a net increase of $13.2 million in the estimated liquidation value of the Company’s investment in Worldwide Plaza related to the estimated distributions to be received from working capital at the property and property operations. The increase was offset in part by liquidating distributions to unitholders of $7.6 million and a $2.1 million net decrease due to a remeasurement of estimated costs.

NEW YORK REIT LIQUIDATING LLC
September 30, 2021

The net assets in liquidation at September 30, 2021, which are presented on an undiscounted basis, includes Worldwide Plaza valued at $1.65 billion which is based on estimated cash flow projections utilizing appropriate discount and capitalization rates as well as available market information and assumptions regarding capital expenditures in the accompanying consolidated financial statements, resulting in estimated future liquidating distributions of approximately $19.28 per Unit. This estimate of liquidating distributions includes projections of costs and expenses to be incurred during the next 12 months and costs to dispose of the Company’s remaining investment in WWP. As of October 18, 2017, Worldwide Plaza is managed by a joint venture of SL Green and RXR Realty, two of the largest owner operators in New York City. We, along with our joint venture partners, are committed to investing significant additional capital into Worldwide Plaza to further improve and reposition the asset which we believe includes embedded opportunities to roll leases to increase the value of the property. Any change in the future market value of Worldwide Plaza, if any, will be evaluated at each reporting period and will be reflected in the Statement of Net Assets in liquidation at such times. Management’s estimate, like any estimate or projection, is subject to various assumptions and uncertainties including the joint venture’s ability to execute on the business plan, tenants paying their rental obligations, the equity capital and financing markets and New York City market conditions generally. There is no assurance that the joint venture will be successful in taking these various actions and that these actions will, in fact, result in an increase in the value of the property.
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
September 30, 2021

Investment in Unconsolidated Joint Venture
We account for our investment in unconsolidated joint venture under the equity method of accounting because we exercise significant influence over, but do not control the entity and are not considered to be the primary beneficiary. Under liquidation accounting, the investment in unconsolidated joint venture is recorded at its net realizable value. We evaluate the net realizable value of our unconsolidated joint venture at each reporting period. Any changes in net realizable value will be reflected as a change in our net assets in liquidation. The liquidation value of our remaining investment in Worldwide Plaza as of September 30, 2021 is based on estimated cash flow projections utilizing appropriate discount and capitalization rates as well as available market information and assumptions regarding capital expenditures.
Recent Accounting Pronouncement
There are no new accounting pronouncements that are applicable or relevant to the Company under the liquidation basis of accounting.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of September 30, 2021, we had $601.2 million of unconsolidated mortgage debt reflecting our pro rata share of Worldwide Plaza’s total mortgage debt of $1.2 billion. This debt consisted of fixed-rate secured mortgage notes payable. Changes in market interest rates have no impact on interest due on the notes.
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
As of September 30, 2021 an evaluation was performed under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in
Rules 13a-15(e)
under the Securities Exchange Act of 1934). Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of September 30, 2021.
Other Matters
There have been no changes in our internal control over financial reporting during the most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

NEW YORK REIT LIQUIDATING LLC
September 30, 2021

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

EXHIBIT INDEX
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form
10-Q
for the quarter ended September 30, 2021 (and are numbered in accordance with Item 601 of Regulation
S-K).

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
September 30, 2021

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW YORK REIT LIQUIDATING LLC

By:	/s/ John Garilli
John Garilli
Chief Executive Officer, President, Chief Financial Officer,
Treasurer and Secretary (Principal Executive Officer,
Principal Financial Officer and Principal Accounting Officer)Principal Financial Officer and Principal Accounting Officer)
Date:    November 4, 2021