Form 10-K
period 2021-12-31
New York REIT Liquidating LLC
filed 2022-03-16
CIK 1474464

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended:
December 31
, 2021
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission File Number
001-36416*

NEW YORK REIT LIQUIDATING LLC
(Exact name of Registrant as specified in its certificate of incorporation)

Delaware	83-2426528
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

2 Liberty Square, 9 th Floor , Boston , MA	02109
(Address of principal executive offices)	(Zip Code)

(617) 570-4750
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Exchange Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A
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

of February 28, 2022, there were
16,791,769
Units outstanding.
Documents incorporated by reference: None

*	New York REIT Liquidating LLC is the successor in interest to New York REIT, Inc. and files reports under the Commission file number for New York REIT, Inc.

NEW YORK REIT LIQUIDATING LLC
FORM
10-K

NEW YORK REIT LIQUIDATING LLC
FORM 10-K
DECEMBER 31, 2021
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
for the year ended December 31, 2021 under “Risk Factors” in Part 1, Item 1A.
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
DECEMBER 31, 2021

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
At December 31, 2021, the Company’s only significant assets are a 50.1% equity interest in WWP Holdings LLC (“WWP”) which owns one property, aggregating 2.0 million rentable square feet, with an occupancy of 91.3%, and a $90.7 million cash reserve to be utilized for improvements at WWP. The Company’s property consists of office space, retail space and a garage, representing 88%, 5% and 7%, respectively, of rentable square feet at December 31, 2021.
Prior to February 28, 2022, the Company sold all of its properties except for the remaining 50.1% interest in Worldwide Plaza. Also, prior to February 28, 2022, the Company, together with the Predecessor, paid aggregate cash liquidating distributions of $1.0 billion, or $61.26 per common share/unit of common membership.
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

NEW YORK REIT LIQUIDATING LLC
FORM 10-K
DECEMBER 31, 2021

In October 2018, the Predecessor announced the withdrawal of its common stock from listing on the NYSE in connection with the conversion. November 2, 2018 was the last day on which shares of its common stock were traded on the NYSE and our stock transfer books were closed as of 4:00 p.m. (Eastern Time) on such date. At the effective time of the conversion, each outstanding share of common stock was converted into one unit of common membership interest in the Liquidating LLC (a “Unit”), and holders of shares of the Predecessor’s common stock automatically received one Unit (which Unit was in book entry form) for each share of the common stock held by such stockholder. Unlike shares of the Predecessor’s common stock, which, in addition to being listed on the NYSE, were freely transferable, Units are not listed for trading and generally are not transferable except by will, intestate succession or operation of law. Therefore, the holders of Units do not have the ability to realize any value from these interests except from distributions made by the Company, the timing of which will be solely in the discretion of the Board of Managers. The Board of Managers is currently comprised of three members: Randolph C. Read, Craig T. Bouchard and Howard Goldberg. John Lee and Joseph Moinian, representing two of the Company’s largest unitholders, serve as Observers to the Board of Managers in unpaid positions with no voting rights in connection with Board of Manager matters.
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
Sales Pursuant to the Plan of Liquidation
Pursuant to the Liquidation Plan, excluding the partial sale of Worldwide Plaza, we sold six properties for an aggregate purchase price of $1.325 billion during 2017 and ten properties for an aggregate purchase price of $479.6 million in 2018. There were no property sales in 2020 or 2021.
Assets
Our one remaining property asset is located in New York, New York. See “Properties” in Part I, Item 2 for a description of our remaining asset.

NEW YORK REIT LIQUIDATING LLC
FORM 10-K
DECEMBER 31, 2021

Indebtedness
At December 31, 2021, we indirectly had debt of $601.2 million of unconsolidated mortgage debt reflecting our pro rata share of Worldwide Plaza’s total mortgage debt of $1.2 billion, with a weighted average interest rate equal to 3.98% per annum and a weighted average term to maturity of 6 years.
Tax Status
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

NEW YORK REIT LIQUIDATING LLC
FORM 10-K
DECEMBER 31, 2021

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
The net proceeds of the Liquidation Plan will be distributed to unitholders over time in one or more liquidating distributions. The actual amount that we will distribute to you in the liquidation will depend upon the actual amount of our liabilities, the actual proceeds from the sale of our remaining property, the actual fees and expenses incurred in connection with the sale of our property, the actual expenses incurred in the administration of our property prior to disposition, our actual general and administrative expenses, including fees paid to the Winthrop Advisor and its affiliates and other liabilities that may be incurred by us, our ability to avoid U.S. federal income and excise taxes throughout the period of the liquidation process and other factors. If our liabilities (including, without limitation, tax liabilities and compliance costs) are greater than we currently expect or if the sales price of our remaining property related asset is less than we expect, you will receive less in total liquidating distributions.
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

NEW YORK REIT LIQUIDATING LLC
FORM 10-K
DECEMBER 31, 2021

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
The
COVID-19
pandemic has had, and may continue to have, an impact on the ability of the tenants at Worldwide Plaza to pay their contractual rents when due or at all. This is especially true for retail and amenities tenants that have been and may continue to be forced to close as a result of government protective measures. Delays or reductions in the payment of rent by tenants of the property, will result in delays or reductions in the cash distributions we receive from the property which will affect the timing and amount of liquidating distributions to our unitholders. Given the uncertainty around the extent and timing of the potential future spread or mitigation of the
COVID-19
pandemic and the imposition or relaxation of protective measures, we cannot at this time reasonably estimate the impact of the
COVID-19
pandemic to our liquidating distributions and the impact could be material
If the
COVID-19
pandemic continues for an extended period of time, the demand for New York City properties may diminish and market values could be reduced, delaying or reducing our liquidating distributions.
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
DECEMBER 31, 2021

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
The timing of the sale of the property, or our interest in the property, and the ultimate value we receive from the sale, are subject to change. The joint venture’s capital plan includes targeted capital improvements aimed at maintaining the institutional quality of the building and an appropriate allocation to allow for critical tenant lease renewals and rolls. In addition, capital will be available for management to focus on repositioning the property as a more modern asset, with a corresponding program to rebrand the building as well as energizing and maximizing the potential of the retail and concourse space. We have set aside approximately $90.7 million from the 2017 refinancing proceeds to cover an estimate of our share of potential future leasing and capital costs at the property. Our joint venture partners have committed to contribute their pro-rata
share of the budgeted capital investment. Management’s estimate, like any estimate or projection, is subject to various assumptions and uncertainties including the joint venture’s ability to execute on the business plan, tenants paying their rental

NEW YORK REIT LIQUIDATING LLC
FORM 10-K
DECEMBER 31, 2021

obligations, the equity capital and financing markets and New York City market conditions generally. The
COVID-19
pandemic has delayed all modernization and repositioning plans. There is no assurance that the joint venture will be successful in taking these various actions and that these actions will, in fact, result in an increase in the value of the property.
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
Decreases in property values may reduce the amount we receive upon the sale of our remaining property related asset, which would reduce the amount you receive in liquidating distributions.
The Liquidation Plan provides for the sale of all our assets, which are real estate investments, and we cannot predict whether we will be able to do so at a price or on terms and conditions acceptable to us. Investments in real properties are relatively illiquid. The amount we receive upon the sale of our asset depends on the underlying value of our asset, and the underlying value of our asset may be reduced by a number of factors that are beyond our control, including, without limitation, the following:

•	changes in general economic or local conditions;

•	changes in supply of or demand for similar or competing properties in an area;

•	changes in interest rates and availability of mortgage funds that may render the sale of the property difficult or unattractive;

•	increases in operating expenses;

NEW YORK REIT LIQUIDATING LLC
FORM 10-K
DECEMBER 31, 2021

•	the financial performance of our tenants, and the ability of our tenants to satisfy their obligations under their leases;

•	vacancies and inability to lease or sublease space;

•	potential major repairs which are not presently contemplated or other contingent liabilities associated with the asset;

•	competition; and

•	changes in tax, real estate, environmental and zoning laws.

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
In connection with completing the Liquidation Plan, we will seek to enter into a binding sale agreement for our remaining property. The consummation of the potential sale for which we will enter into a sale agreement in the future will be subject to satisfaction of closing conditions. If the transaction contemplated by this future sale agreement does not close because of a buyer default, failure of a closing condition or for any other reason, we may not be able to enter into a new agreement on a timely basis or on terms that are as favorable as the original sale agreement. Any delay in the completion of the asset sale could delay our payment of liquidating distributions to our unitholders. We will also incur additional costs involved in locating a new buyer and negotiating a new sale agreement for this asset. If we incur these additional costs, our liquidating distributions to our unitholders would be reduced.
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

NEW YORK REIT LIQUIDATING LLC
FORM 10-K
DECEMBER 31, 2021

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
Historically, extraordinary corporate actions by a company, such as the Liquidation Plan, often lead to securities class action lawsuits being filed against that company. We were already subject to a stockholder lawsuit, which has subsequently been dismissed on the basis of a provision in the Predecessor’s bylaws providing that the state or federal courts of Maryland are the sole and exclusive forum, and which could be appealed, that included claims related to the strategic alternatives process that led to the approval of the Liquidation Plan and may become subject to more of this type of litigation as a result of the Liquidation Plan. Defending ourselves in this litigation may be expensive and, even if we ultimately prevail, the process of defending against lawsuits will divert management’s attention from implementing the Liquidation Plan and otherwise operating our business. If we do not prevail in any lawsuit, we may be liable for damages. We cannot predict the amount of any such damages, however, if applicable, they may be significant and may cause liquidating distributions to our unitholders to be reduced and/or delayed.
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

NEW YORK REIT LIQUIDATING LLC
FORM 10-K
DECEMBER 31, 2021

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

NEW YORK REIT LIQUIDATING LLC
FORM 10-K
DECEMBER 31, 2021

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
Tenant credit concentrations make us more susceptible to adverse events with respect to those tenants.
As of December 31, 2021, the following existing tenants represented 5% or more of our total annualized cash base rents:

Tenant	Percentage of Annualized Cash Base Rent
Cravath, Swaine & Moore, LLP [1]	48%
Nomura Holdings America, Inc. [1]	30%

(1)	Annualized cash base rent reflects our 50.1% pro rata share of rent generated by Worldwide Plaza.
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

NEW YORK REIT LIQUIDATING LLC
FORM 10-K
DECEMBER 31, 2021

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

NEW YORK REIT LIQUIDATING LLC
FORM 10-K
DECEMBER 31, 2021

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
DECEMBER 31, 2021

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
DECEMBER 31, 2021

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

NEW YORK REIT LIQUIDATING LLC
FORM 10-K
DECEMBER 31, 2021

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
DECEMBER 31, 2021

Risks Associated with Debt Financing and Investments
We have outstanding debt, and the amount of debt and its cost may increase and refinancing may not be available on acceptable terms.
Our business is subject to risks normally associated with debt financing. The total principal amount of our combined outstanding indebtedness, which represents our pro rata share of Worldwide Plaza’s indebtedness, was $601.2 million as of December 31, 2021.
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

NEW YORK REIT LIQUIDATING LLC
FORM 10-K
DECEMBER 31, 2021

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
Item 1B. Unresolved Staff Comments.
Not applicable.
Item 2. Properties.
General
At December 31, 2021, our sole remaining property related asset is a 50.1% interest in Worldwide Plaza located in New York, New York. The following table presents certain additional information about the property, including the rentable square footage and annualized cash base rent of Worldwide Plaza multiplied by our pro rata share of our investment in WWP:

Property	Ownership	Rentable Sq. Ft.	Percent Occupied	Annualized Cash Base Rent (in thousands)	Annualized Cash Base Rent Per Sq. Ft. (in thousands)	Number of Leases
Worldwide Plaza - Office	50.1%	923,130	90.8%	$58,388	$63.82	15
Worldwide Plaza - Retail	50.1%	122,604	95.4%	3,491	30.37	7

Total/Weighted Average		1,045,734	91.3%	$61,879	$60.09	22

NEW YORK REIT LIQUIDATING LLC
FORM 10-K
DECEMBER 31, 2021

Future Lease Expirations Table
The following is a summary of our pro rata share of Worldwide Plaza lease expirations for the next ten years as of December 31, 2021 (dollar value in thousands):

Year of Expiration	Number of Leases Expiring	Expiring Annualized Cash Rent [1]	Expiring Annualized Cash Rent as a Percentage of the Total [1]	Leased Rentable Square Feet	Percentage of Leased Rentable Sq. Ft. Expiring
2022	1	106	<1.0%	1,716	<1.0%
2023	1	79	<1.0%	911	<1.0%
2024	4	31,374	49.3%	339,106	32.4%
2025	1	1,220	2.0%	19,276	1.8%
2026	2	2,661	4.2%	51,942	5.0%
2027	4	2,644	4.2%	83,703	8.0%
2028	1	115	<1.0%	401	<1.0%
2029	1	3	<1.0%	312	<1.0%
2030	—	—	—	—	—
2031	4	3,258	5.2%	56,638	5.4%

Total	19	$41,460	65.8%	554,005	53.8%

(1)	Expiring annualized cash rent represents contractual cash base rents at the time of lease expiration added to current reimbursements from tenants, excluding electric reimbursements and free rent.
Tenant Concentration
The following table lists the tenants whose rented square footage is greater than 10% of the total rentable square footage of Worldwide Plaza as of December 31, 2021 (dollars in thousands):

Tenant	Rented Sq. Ft. [1]	Rented Sq. Ft. as a % of Total	Lease Expiration	Remaining Lease Term [2]	Renewal Options		Annualized Cash Base Rent [1]
Nomura Holdings America, Inc.	353,250	34%	9/2033	11.8	[3	]	$19,128
Cravath, Swaine & Moore, LLP	309,185	30%	8/2024	2.7	None		$30,188

(1)	Rented square feet and annualized cash base rent reflect the rented square footage and annualized cash base rent of Worldwide Plaza multiplied by our 50.1% pro rata share of WWP.
(2)	Remaining lease term in years as of December 31, 2021.
(3)
Nomura Holdings America, Inc. has up to four options to renew its lease. The first two options are for renewal terms of five or ten years each and the second two options are for five years each. In total, the renewal options allow for a maximum of 20 years of extended term.

Property Financing
We have no mortgage debt outstanding at December 31, 2021 other than our share of the mortgage note payable encumbering Worldwide Plaza. The Worldwide Plaza debt has an outstanding balance of $1.2 billion, bears interest at a blended rate of 3.98% per annum, requires monthly payments of interest only and matures in November 2027.

NEW YORK REIT LIQUIDATING LLC
FORM 10-K
DECEMBER 31, 2021

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
DECEMBER 31, 2021

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
DECEMBER 31, 2021

For each calendar quarter indicated, the following table reflects high and low sales prices for the common stock as reported by the NYSE and the amounts paid to our stockholders in respect of these shares to which we refer as “dividends.” All dollar amounts have been adjusted to reflect the
1-for-10
reverse split that occurred in March 2018.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2021
Cash dividends paid per unit (1)	$0.18	$0.25	$0.13	$0.19

2020
Cash dividends paid per unit (1)	$0.10	$0.10	$0.25	$0.25

2019
Cash dividends paid per unit (1)	$0.71	$0.10	$0.10	$0.10

(1)	Represents distributions of liquidation proceeds. Since the adoption of the Liquidation Plan, we have made cash liquidating distributions totaling $61.26 per unit/share.
Holders
At February 28, 2022, we had 16,791,769 Units outstanding held by a total of 600 unitholders of record.
Dividends
Pursuant to the Liquidation Plan and our Limited Liability Company Agreement dated November 7, 2018, the actual amount and timing of, and record date for, future liquidating distributions on our Units will be determined by our Board of Managers and will depend upon the timing and amount of cash flow distributions and ultimate sale proceeds from our interest in Worldwide Plaza and the amounts deemed necessary by our Board of Managers to pay or provide for our liabilities and obligations. The actual cash flow available to pay distributions will be affected by a number of factors, including among others, the risks and information discussed under “Risk Factors” in Part I, Item 1A and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Annual Report on Form
10-K.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
We did not repurchase any of our Units during the years ended December 31, 2020 and 2021.
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
Item 6. [Reserved.]
Not applicable.

NEW YORK REIT LIQUIDATING LLC
FORM 10-K
DECEMBER 31, 2021

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
The Liquidation Plan provides for an orderly sale of the Predecessor’s assets, payment of its liabilities and other obligations and the winding down of operations and the dissolution of the Predecessor. We are no longer permitted to make any new investments except to make protective acquisitions on advances with respect to our existing assets. We are permitted to satisfy any existing contractual obligations and pay for required tenant improvements and capital expenditures at our real estate property owned by the joint venture in which we own an interest.
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
In October 2018, the Predecessor announced the withdrawal of its common stock from listing on the NYSE in connection with the conversion. November 2, 2018 was the last day on which shares of its common stock were

NEW YORK REIT LIQUIDATING LLC
FORM 10-K
DECEMBER 31, 2021

traded on the NYSE and its stock transfer books were closed as of 4:00 p.m. (Eastern Time) on such date. At the effective time of the conversion, each outstanding share of common stock was converted into one unit of common membership interest in the Liquidating LLC (a “Unit”), and holders of shares of the Predecessors common stock automatically received one Unit (which Unit was in book entry form) for each share of the common stock held by such stockholder. Unlike shares of the Predecessor’s common stock, which, in addition to being listed on the NYSE, were freely transferable, Units are not listed for trading and generally are not transferable except by will, intestate succession or operation of law. Therefore, the holders of Units do not have the ability to realize any value from these interests except from distributions made by the Company, the timing of which will be solely in the discretion of the Board of Managers. The Board or Managers is currently comprised of three members: Randolph C. Read, Craig T. Bouchard and Howard Goldberg. John Lee and Joseph Moinian, representing two of the Company’s largest unitholders, serve as Observers to the Board of Managers in unpaid positions with no voting rights in connection with Board of Manager matters.
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
The dissolution process and the amount and timing of distributions to unitholders involves risks and uncertainties. Accordingly, it is not possible to predict the timing or aggregate amount which will be ultimately distributed to unitholders, and no assurance can be given that the distributions will equal or exceed the estimate of net assets presented in the Consolidated Statement of Net Assets. To date, liquidating distributions totaling $61.26 per common share/Unit have been paid.
Liquidation Plan
As of the date of this Annual Report on Form
10-K,
all of our property related assets have been sold except our remaining interest in Worldwide Plaza. For purposes of liquidation accounting, our estimate of net assets in liquidation value assumes a sale of Worldwide Plaza at December 31, 2022 based on a value of $1.65 billion. The actual timing of sale has not yet been determined and is subject to future events and uncertainties. These estimates are subject to change based on the actual timing of the sale of our remaining interest in Worldwide Plaza and the actual cash distributions received during our holding period.

NEW YORK REIT LIQUIDATING LLC
FORM 10-K
DECEMBER 31, 2021

The net assets in liquidation of $323.1 million at December 31, 2021 are presented on an undiscounted basis. Our current estimate of the liquidation value of investments in real estate includes Worldwide Plaza at $1.65 billion which is based on estimated cash flow projections utilizing appropriate discount and capitalization rates as well as available market information and assumptions regarding capital expenditures. Net operating income at Worldwide Plaza has remained relatively steady throughout the
COVID-19
pandemic, and there has not been recent market activity that would imply a change in the market capitalization rates. We will continue to monitor the market and adjust the net realizable value of the investment, if necessary, at each reporting period. The timing of the sale of the property, and the ultimate value we receive from the sale, are subject to change. The capital plan includes targeted capital improvements aimed at maintaining the institutional quality of the building and an appropriate allocation to allow for critical tenant lease renewals and rolls. In addition, capital will be available for management to focus on repositioning the property primarily as it relates to re-tenanting
and modernizing the space currently occupied by Cravath Swaine & Moore. We have set aside approximately $90.7 million from the refinancing proceeds to cover an estimate of our share of potential future leasing and capital costs at the property. To the extent the full $90.7 million reserve is not used, the balance is expected to be available for distribution to unitholders. Our joint venture partners have committed to contribute their pro-rata
share of the budgeted capital investment. To date, all capital costs incurred at the property have been satisfied from operating cash flow of the property.
Management believes that the combined team of SL Green and RXR Realty provide the necessary talent, expertise and capital, along with the capital contributed by us, to bring this Class A asset with its investment grade tenant roster to its full potential. Management’s estimate, like any estimate or projection, is subject to various assumptions and uncertainties including the joint venture’s ability to execute on the business plan, tenants paying their rental obligations, the equity capital and financing markets and New York City market conditions generally. There is no assurance that the joint venture will be successful in taking these various actions and that these actions will, in fact, result in any increase in the value of the property.
Current Activity
There were no sales during 2021.
Liquidity and Capital Resources
As of December 31, 2021, we had cash and cash equivalents of $7.5 million. Our total assets and undiscounted net assets in liquidation were $325.8 million and $323.1 million, respectively, at December 31, 2021.
Our principal demands for funds are to pay or fund operating expenses, capital expenditures and liquidating distributions to our unitholders. We believe that cash flow distributions we expect to receive from our investment in Worldwide Plaza will continue to provide adequate capital to fund our operating, administrative and other expenses incurred during liquidation. We currently estimate that our current cash balance is sufficient to cover approximately three years of net operating expenses at the Company. If cash flow distributions from Worldwide Plaza are suspended or lower than currently estimated, we will still be able to satisfy our current operating, administrative and other expenses; however, it is likely that liquidating distributions to our unitholders would be suspended or reduced accordingly. Our principal sources and uses of funds are further described below.

NEW YORK REIT LIQUIDATING LLC
FORM 10-K
DECEMBER 31, 2021

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
Rent collections for retail and amenities tenants at Worldwide Plaza were impacted by the
COVID-19
pandemic during the years ended December 31, 2021 and 2020. It is uncertain as to the extent of the future impact of the
COVID-19
pandemic, including multiple variants, and government protective measures thereto on rent collections at the property for future quarters. During the years ended December 31, 2021, the property collected 100% of the office rents that were due. WWP has forgiven approximately $494,000 of base rents for current retail and amenities tenants and has written off approximately $477,000 of base rents related to surrendered retail and amenities space. To date, the impact of the
COVID-19
pandemic has not been material to the Company, however, it is not possible to estimate the future impact of the pandemic at this time.
Sales Proceeds
In connection with the Liquidation Plan, we plan to sell our remaining 50.1% interest in Worldwide Plaza.
Other Sources of Funds
During the year ended December 31, 2021 we received net distributions of $14.8 million in respect of our interest in Worldwide Plaza.
Principal Use of Funds
Capital Expenditures
At December 31, 2021, we owned a 50.1% interest in the joint venture that owns Worldwide Plaza. In connection with the leasing of the property, the joint venture entered into agreements with its tenants to provide allowances for tenant improvements. These allowances require the joint venture to fund capital expenditures up to amounts specified in the lease agreements. Our share of capital expenditures during the year ended December 31, 2021 was funded from property cash flow.
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

NEW YORK REIT LIQUIDATING LLC
FORM 10-K
DECEMBER 31, 2021

timing and amount of our final liquidating distribution will be dependent on the timing and proceeds of the sale of our remaining interest in Worldwide Plaza. As the Liquidating LLC is treated as a partnership for federal and state income tax purposes, any such liquidating distributions on the Units will be deemed a return of capital.
Loan Obligations
We have no consolidated mortgage notes payable as of December 31, 2021.
As of December 31, 2021, we indirectly had debt of $601.2 million of unconsolidated mortgage debt reflecting our pro rata share of Worldwide Plaza’s total mortgage debt of $1.2 billion. The Worldwide Plaza mortgage debt matures in November 2027 and requires monthly interest only payments. Operating cash flow at the property is sufficient to cover the monthly debt service payments.
Cash Flows
Our level of liquidity based upon cash and cash equivalents decreased by approximately $0.2 million from $7.7 million at December 31, 2020 to $7.5 million at December 31, 2021.
The holders of the Predecessor’s common stock approved the Liquidation Plan on January 3, 2017, and we adopted the liquidation basis of accounting effective January 1, 2017. We did not make any acquisitions in new investments in 2021, and, in accordance with the Liquidation Plan, no further acquisitions are expected.
Our primary sources of
non-operating
cash flow for the year ended December 31, 2021 include:

•	$14.8 million net distributions related to our interest in Worldwide Plaza.
Our primary uses of
non-operating
cash flow for the year ended December 31, 2021 include:

•	$12.6 million for liquidating distributions to common shareholders.
Our primary sources of
non-operating
cash flow for the year ended December 31, 2020 include:

•	$14.4 million net distributions related to our interest in Worldwide Plaza.
Our primary uses of
non-operating
cash flow for the year ended December 31, 2020 include:

•	$11.8 million for liquidating distributions to common shareholders.
Contractual Obligations
We did not have any contractual debt or lease obligations as of December 31, 2021.
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

NEW YORK REIT LIQUIDATING LLC
FORM 10-K
DECEMBER 31, 2021

Occupancy and Leasing
See Item 2 (“Properties”)
Changes in Net Assets in Liquidation
Net assets in liquidation decreased by $4.3 million during the year ended December 31, 2021. The reduction during the year ended December 31, 2021 was primarily due to liquidating distributions to unitholders totaling $12.6 million and a $2.5 million decrease due to a remeasurement of estimated costs. The reduction in net assets was offset by a net increase of $10.8 million in the estimated liquidation value of the Company’s investment in Worldwide Plaza primarily related to estimated distributions from working capital and property operations.
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
The net assets in liquidation at December 31, 2021, which are presented on an undiscounted basis, includes Worldwide Plaza valued at $1.65 billion which is based on estimated cash flow projections utilizing appropriate discount and capitalization rates as well as available market information and assumptions regarding capital expenditures in the accompanying consolidated financial statements, resulting in estimated future liquidating distributions of approximately $19.24 per unit. This estimate of liquidating distributions includes projections of costs and expenses to be incurred during the next 12 months and costs to dispose of the Company’s remaining investment in WWP. As of October 18, 2017, Worldwide Plaza is managed by a joint venture of SL Green and RXR Realty, two of the largest owner operators in New York City. We, along with our joint venture partners, are committed to investing significant additional capital into Worldwide Plaza to further improve and reposition the asset which we believe includes embedded opportunities to roll leases to increase the value of the property. Any changes in the future market value of Worldwide Plaza, if any, will be evaluated at each reporting period and will be reflected in the Statement of Net Assets in liquidation at such times. Management’s estimate, like any estimate or projection, is subject to various assumptions and uncertainties including the joint venture’s ability to execute on the business plan, tenants paying their rental obligations, the equity capital and financing markets and New York City market conditions generally. There is no assurance that the joint venture will be successful in taking these various actions and that these actions will, in fact, result in any increase in the value of the property.
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

NEW YORK REIT LIQUIDATING LLC
FORM 10-K
DECEMBER 31, 2021

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
Critical Accounting Policies and Estimates
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
Under liquidation accounting, the investment in unconsolidated joint venture is recorded at its liquidation value, or net realizable value, which is comprised of an estimate of the expected sale proceeds upon disposition plus the estimated net cash flow to be received from the venture during the liquidation period. We evaluate the net realizable value of our unconsolidated joint venture at each reporting period. Any changes in net realizable value will be reflected as a change in our net assets in liquidation. The liquidation value of our remaining investment in Worldwide Plaza at December 31, 2021 is based on estimated cash flow projections utilizing

NEW YORK REIT LIQUIDATING LLC
FORM 10-K
DECEMBER 31, 2021

appropriate discount and capitalization rates as well as available market information and assumptions regarding capital expenditures.
Recent Accounting Pronouncement
There are no new accounting pronouncements that are applicable or relevant to the Company under the liquidation basis of accounting.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
At December 31, 2021, we had $601.2 million of unconsolidated mortgage debt reflecting our pro rata share of Worldwide Plaza’s total mortgage debt of $1.2 billion. This debt consisted of fixed-rate secured mortgage notes payable. Changes in market interest rates have no impact on interest due on the notes.
Item 8. Financial Statements and Supplementary Data.
The information required by this Item 8 is hereby incorporated by reference to our consolidated financial statements and the notes thereto beginning on page 48 of this Annual Report on Form
10-K.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including our Board of Managers, of the effectiveness of our disclosure controls and procedures (as defined in
Rule 13a-15(e)
under the Exchange Act) as of December 31, 2021. Based on such evaluation, the Company’s Board of Managers have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective.
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

NEW YORK REIT LIQUIDATING LLC
FORM 10-K
DECEMBER 31, 2021

reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on our financial statements.
As of December 31, 2021, the Company’s management conducted an assessment of the effectiveness of Company’s internal control over financial reporting. The Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013) in “Internal Control—Integrated Framework.”
Based on that assessment and those criteria, management has maintained and concluded that our internal control over financial reporting was effective as of December 31, 2021.
Changes in Internal Control Over Financial Reporting
During the quarter ended December 31, 2021, there was no change in our internal control over financial reporting (as defined in Rule
13a-15(f)
and
15d-15(f)
of the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
On March 14, 2022, the Board of Managers extended the term of the Company until the earlier of (i) the distribution of all the Company assets as provided in Section 5.2(b) of the Limited Liability Company Agreement, dated November 7, 2018, (the “LLC Agreement”) and (ii) December 31, 2023. This extension was made pursuant to Section 2.4 of the Company’s LLC Agreement, which permits the Board of Managers to extend the term of the Company if the Board of Managers determines that an extension of the term of the Company is reasonably necessary to fulfill the purposes of the Company as specified in the LLC Agreement.
The LLC Agreement provided that the term of Company would expire on the earlier of (i) the distribution of the Company’s assets and (ii) November 7, 2022. As a result of the Board of Manager’s determination that an extension was reasonably necessary to fulfill the purposes of the Company as specified in the LLC Agreement, the term of the Company has been extended.

NEW YORK REIT LIQUIDATING LLC
FORM 10-K
DECEMBER 31, 2021

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Managers of the Company
The following table represents certain information with respect to our managers and executive officers as of the date of this Annual Report on Form
10-K:

Name	Age	Postion Held

Randolph C. Read	69	Chairman of the Board, Manager
Craig T. Bouchard	66	Manager
Howard Goldberg	76	Manager
John Garilli	57	Chief Executive Officer, President,
		Chief Financial Officer, Treasurer and Secretary
Randolph C. Read, Manager and Chairman of the Board of Managers
 – Mr. Read has served as an independent manager and Chairman of the Board of Managers since November 2018. Previously, he served as an independent director of our Predecessor from December 2014 to November 2018, including as Chairman of our Predecessor’s Board of Directors from June 2015 to November 2018. Mr. Read has served as the independent Chairman of the Board of Enzon Pharmaceuticals, Inc. since August 2020, as an independent Director of SandRidge Energy, Inc. since June 2018. Mr. Read previously served as an independent director of Business Development Corporation of America (2014-2018) and as an independent director of Luby’s Inc. (2019-2021). Mr. Read has been President and Chief Executive Officer of Nevada Strategic Credit Investments, LLC since 2009. From 2007 to 2009, he served with The Greenspun Corporation, lastly as Executive Director and President, whose companies included its wholly owned subsidiary American Nevada Realty. Mr. Read has previously served as President of a variety of other companies and has previously served on a number of public and private company boards. He is admitted as a Certified Public Accountant and has an M.B.A. in Finance from the Wharton Graduate School of the University of Pennsylvania and a B.S. from Tulane University.
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
Craig T. Bouchard, Manager
- Mr. Bouchard has served as a manager since November 2018. Previously, Mr. Bouchard served as an independent director of our Predecessor from October 2016 through November 2018 and served on the nominating and corporate governance committee and the affiliated transactions committee. Mr. Bouchard is the Executive Chairman of Ecolution KWH, LLC, a clean energy technology company incorporated in Delaware. Mr. Bouchard served as the Chairman and Chief Executive Officer of Braidy Industries from 2017 to 2020. Mr. Bouchard served as the Chairman of the Board and Chief Executive Officer of Real Industry, Inc. (NASDAQ: RELY) from June 2013 to August 2016. Mr. Bouchard is a New York Times Best Selling Author, having co-authored
a book on corporate management, “The Caterpillar Way: Lessons in Leadership, Growth and Stockholder Value,” Copyright 2013, (McGraw Hill, November 2013). In 2010,

NEW YORK REIT LIQUIDATING LLC
FORM 10-K
DECEMBER 31, 2021

Mr. Bouchard founded Shale-Inland, LLC; a leading distributor of stainless steel pipe, valves and fittings, and stamped and fabricated parts to the United States energy industry. Mr. Bouchard served as the Chief Executive Officer and later as the Chairman of the Board of Shale-Inland through 2012. Before founding Shale-Inland, in 2004, Mr. Bouchard co-founded
and was the President and Vice Chairman of the Board of the steel company Esmark, Inc. (NASDAQ: ESMK). Prior to that, Mr. Bouchard was the Global Head of Derivatives Trading at the First National Bank of Chicago, where his career spanned 19 years. Mr. Bouchard is currently a member of the Leadership Board of the Department of Athletics at Duke University. Mr. Bouchard served on the Board of Trustees of Boston University and on the Foundation of the University of Montana. Mr. Bouchard holds a Bachelor of Arts degree from Illinois State University, a Master of Economics degree from Illinois State University, and a Master of Business Administration degree from the University of Chicago.
Mr. Bouchard is qualified to serve on our Board of Managers based on his extensive experience and knowledge developed through his service as an executive and in corporate management, including his service on our Predecessor’s board of directors.
Howard Goldberg, Manager
- Mr. Goldberg has served as a manager since November 2018. Previously, Mr. Goldberg served as an independent director of our Predecessor and as a member of our Predecessor’s Compensation Committee from March 2017 until November 2018. Mr. Goldberg has been a private investor in both real estate and start-up
companies and has provided consulting services to
start-up
companies since 1999. From 1994 through 1998, Mr. Goldberg served as President, CEO and board member of Player’s International, a publicly traded company in the gaming business prior to its sale to Harrah’s Entertainment Inc. From 2003 through 2005, Mr. Goldberg served as a part-time consultant to Laser Lock Technologies, Inc., LLTI.OB, a publicly traded development stage company engaged in the development and marketing of technologies for the prevention of product and document counterfeiting and electronic article surveillance. Mr. Goldberg currently serves as a Board member and lead independent director of VRME, a successor to LLTI. From 1995 through 2000, Mr. Goldberg served on the Board of Directors and Audit Committee of Imall Inc., a publicly traded company that provided on-line
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
Board Observers
In addition to our three Managers, John Lee and Joseph Moinian, representing two of the Company’s largest unitholders, serve as Observers to the Board of Managers in unpaid positions with no voting rights in connection with Board of Managers matters.

NEW YORK REIT LIQUIDATING LLC
FORM 10-K
DECEMBER 31, 2021

Executive Officers of the Company
John Garilli, Chief Executive Officer, President, Chief Financial Officer, Treasurer and Secretary
– Mr. Garilli has served as Chief Executive Officer, President, Chief Financial Officer, Treasurer and Secretary since November 2018. Previously, Mr. Garilli served as the Chief Executive Officer of our Predecessor from July 2018 until November 2018 and as the Chief Financial Officer, Secretary and Treasurer of our Predecessor from March 2017 until November 2018. Mr. Garilli has served as Interim President and Chief Executive Officer of Luby’s Inc. since February 2021. Mr. Garilli has served as Interim Chief Financial Officer of Seritage Growth Properties since January 2022. Mr. Garilli served as Chief Financial Officer of Winthrop Realty Trust from June 2012 until its liquidation in August 2016. Mr. Garilli has been with Winthrop Capital Advisors (f/k/a First Winthrop Corporation), a real estate investment and management company and affiliate of the Winthrop Advisor since September 1995 and currently serves as its President.
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
Item 11. Executive Compensation.
We have no employees. Our Advisor performs our
day-to-day
management functions. For 2021, our only named executive officer is Mr. Garilli. Mr. Garilli serves as our Chief Executive Officer, President, Chief Financial Officer, Treasurer and Secretary. Mr. Garilli is an employee of the Advisor and does not receive any compensation directly from us for serving as our executive officer. We do not reimburse our Advisor or its affiliates for salaries, bonuses or benefits incurred by these entities and paid to our named executive officers.
See “Certain Relationships and Related Transactions and Director Independence” in Part III, Item 13 for a discussion of fees payable and expenses reimbursable to the Advisor, the Property Manager, and their affiliates under our agreements with them.

NEW YORK REIT LIQUIDATING LLC
FORM 10-K
DECEMBER 31, 2021

We did not determine the compensation payable to our named executive officers by our Advisor or its affiliates during the year ended December 31, 2021. As a result, we do not have, and our Board of Managers has not considered a compensation policy or program for executive officers. Accordingly, we have not included in this Annual Report on Form
10-K
a “Compensation Discussion and Analysis,” report with respect to executive compensation or a ratio of the compensation of our Chief Executive Officer or our median employee.
Compensation of Executive Officers
The following table, footnote and related narrative summarizes the “total compensation” earned by the named executive officers for services rendered to the Company for each of the fiscal years ended December 31, 2021, 2020 and 2019 during which such individuals were designated as named executive officers:

Name and Principal Position	Year	Salary	Total
John Garilli,	2021	$—	$—
Chief Executive Officer, President and	2020	—	—
Chief Financial Officer	2019	—	—
Equity Compensation
There are no outstanding equity-based awards as of the fiscal year ended December 31, 2021.
Compensation of Managers
The following table sets forth information regarding compensation of managers who served as members of our Board of Managers during the year ended December 31, 2021:

Name	Fees Paid in Cash	Total Compensation
Craig Bouchard	$60,000	$60,000
Howard Goldberg	60,000	60,000
Randolph C. Read	120,000	120,000
Effective July 1, 2020, the monthly stipend paid to each Manager was reduced to $5,000 per month with the non-executive
chair receiving an additional $5,000 per month. Fees earned by our managers for their services are paid quarterly in advance.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following table sets forth information regarding the beneficial ownership of our Units as of December 31, 2021 by:

•	each person known by us to be the beneficial owner of more than 5.0% of the outstanding Units;

•	each of our Managers and named executive officers; and

•	all of our Managers and executive officers as a group.

NEW YORK REIT LIQUIDATING LLC
FORM 10-K
DECEMBER 31, 2021

Except as otherwise indicated, each unitholder listed below has sole voting and investment power with respect to the Units beneficially owned by them, subject to applicable community property laws. As of February 28, 2022, there were 16,791,769 Units outstanding.

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

NEW YORK REIT LIQUIDATING LLC
FORM 10-K
DECEMBER 31, 2021

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
To our knowledge, based solely on our review of the copies of such reports furnished to us and written representations that no other reports were required during the year ended December 31, 2021, all Section 16(a) filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were timely satisfied.
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

NEW YORK REIT LIQUIDATING LLC
FORM 10-K
DECEMBER 31, 2021

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

The following table sets forth the various fees and expenses paid by us to the Winthrop Advisor during the year ended December 31, 2021:

Asset Management Fees	$1,200,000
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
In connection with the adoption of liquidation accounting, the Company accrues costs it expects to incur through the end of liquidation. At December 31, 2021, the Company has accrued asset management fees totaling $1.2 million payable to Winthrop Advisor representing management’s estimate of future asset management fees to final liquidation, provided there is no assurance that the contract will continue to be extended at the same terms, if at all. This amount is included in estimated costs in excess of estimated receipts during liquidation.
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

NEW YORK REIT LIQUIDATING LLC
FORM 10-K
DECEMBER 31, 2021

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

Item 14. Principal Accounting Fees and Services.
KPMG LLP has been selected to serve as our independent registered public accounting firm to audit our consolidated financial statements for the year ending December 31, 2021. KPMG LLP reports directly to our Board of Managers. The Board of Managers participated in and approved the decision to appoint KPMG LLP.
Audit Fees
Audit fees charged by KPMG LLP related to the audits of our consolidated financial statements for each of
the years ended December 31, 2021 and 2020 were $300,000 which were incurred during the years ended December 31, 2021 and 2020, respectively.
Auditor Name: KPMG LLP
Auditor Location: Stamford, CT
Auditor Firm ID: 185
Audit Related Fees
There were no audit related fees billed by KPMG LLP for the years ended December 31, 2021 and 2020.
Tax Fees
There were no tax fees billed by KPMG for the years ended December 31, 2021 and 2020.
All Other Fees
There were no other fees billed by KPMG LLP for the years ended December 31, 2021 or 2020.

NEW YORK REIT LIQUIDATING LLC
FORM 10-K
DECEMBER 31, 2021

PART IV

Item 15. Exhibits and Financial Statement Schedules.
The following are filed as part of this Annual Report on Form
10-K:

		Page Number
1.	Financial Statements – Part II, Item 8, Financial Statement and Supplementary Data	33

2.	Exhibits: See accompanying Exhibit Index	44

NEW YORK REIT LIQUIDATING LLC
FORM 10-K
DECEMBER 31, 2021

EXHIBIT INDEX
The following exhibits are included, or incorporated by reference, in this Annual Report on Form
10-K
for the year ended December 31, 2021 (and are numbered in accordance with Item 601 of Regulation
S-K):

Exhibit No.	Description

2.1 (8)	Plan of Liquidation

2.2 (9)	Amendment to Plan of Liquidation

3.1 (4)	Articles of Conversion of New York REIT, Inc.

3.2 (4)	Certificate of Conversion of New York REIT, Inc.

3.3 (4)	Certificate of Formation of New York REIT Liquidating LLC

3.4 (4)	Limited Liability Company Agreement of New York Liquidating LLC, dated as of November 7, 2018

4.1 (5)	Description of Units

10.1 (1)	Agreement, dated as of December 19, 2016, by and among New York REIT, Inc., New York Recovery Operating Partnership, L.P. and Winthrop REIT Advisors LLC

10.2 (2)	Membership Interest Purchase Agreement, dated as of September 14, 2017, between ARC NYWWPJV001, LLC and WWPJV LLC

10.3 (2)	Consent Agreement, dated as of September 14, 2017 between New York REIT, Inc. and WWP Sponsor LLC

10.4 (3)	Third Amended and Restated Limited Liability Company Agreement of WWP Holdings, LLC dated October 18, 2017

10.5 (6)	Amendment No. 2 to Advisory Agreement, dated as of June 6, 2018, among New York REIT, Inc., New York Recovery Operating Partnership, L.P. and Winthrop REIT Advisors LLC

10.6 (7)	Amendment No. 3 to Advisory Agreement dated as of August 7, 2018, among New York REIT Inc., New York Recovery Operating Partnership, L.P. and Winthrop REIT Advisors LLC

10.7 (10)	Indemnification Agreement dated November 13, 2018, between New York REIT Liquidating LLC and Randolph C. Read

10.8 (10)	Indemnification Agreement dated November 13, 2018, between New York REIT Liquidating LLC and Craig T. Bouchard

10.9 (10)	Indemnification Agreement dated November 13, 2018, between New York REIT Liquidating LLC and Joe C. McKinney

10.10 (10)	Indemnification Agreement dated November 13, 2018, between New York REIT Liquidating LLC and Howard A. Goldberg

10.11 (10)	Indemnification Agreement dated November 13, 2018, between New York REIT Liquidating LLC and P. Sue Perrotty

NEW YORK REIT LIQUIDATING LLC
FORM 10-K
DECEMBER 31, 2021

Exhibit No.	Description

10.12 (10)	Indemnification Agreement dated November 13, 2018, between New York REIT Liquidating LLC and John Garilli

10.13 (11)	Board Observer Agreement dated June 30, 2020 by and between New York REIT Liquidating LLC and Joseph Moinian

10.14 (11)	Manager Designation Agreement dated June 30, 2020 by and among New York Liquidating LLC and the WW Investors party thereto

10.15 (12)	Amendment No. 4 to Advisory Agreement dated as of October 30, 2020, among New York REIT Liquidating LLC and Winthrop REIT Advisors LLC

10.16 (13)	Board Observer Agreement dated October 4, 2021 by and between New York REIT Liquidating LLC, a Delaware limited liability company, and John Lee

21.1 *	Subsidiaries of New York REIT Liquidating LLC

23.1 *	Consent of KPMG LLP

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

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith
(1)	Filed as an exhibit to New York REIT, Inc.’s Current Report on Form 8-K filed with the SEC on December 19, 2016.
(2)	Filed as an exhibit to New York REIT, Inc.’s Current Report on Form 8-K filed with the SEC on September 14, 2017.
(3)	Filed as an exhibit to New York REIT, Inc.’s Annual Report on Form 10-K filed with the SEC on March 1, 2018.
(4)	Filed as an exhibit to New York REIT Liquidating LLC’s Current Report on 8-K filed with the SEC on November 7, 2018.
(5)	Filed as pages 36 and 37 of New York REIT, Inc.’s Proxy Statement/Prospectus filed with the SEC on August 6, 2018.
(6)	Filed as an exhibit to New York REIT Liquidating LLC’s Current Report on 8-K filed with the SEC on June 11, 2018.
(7)	Filed as an exhibit to New York REIT Inc.’s Quarterly Report on Form 10-Q filed with the SEC on October 30, 2018.
(8)	Filed as an exhibit to New York REIT Inc.’s Definitive Proxy Statement filed with the SEC on December 21, 2016.

NEW YORK REIT LIQUIDATING LLC
FORM 10-K
DECEMBER 31, 2021

(9)	Filed as an exhibit to New York REIT Inc.’s Current Report on Form 8-K filed with the SEC on September 14, 2017.
(10)	Filed as an exhibit to New York REIT Liquidating LLC’s Annual Report on Form 10-K filed with the SEC on March 15, 2019.
(11)	Filed as an exhibit to New York REIT Liquidating LLC’s Current Report on Form 8-K filed with the SEC on July 1, 2020.
(12)	Filed as an exhibit to New York REIT Liquidating LLC’s Quarterly Report on Form 10-Q filed with the SEC on November 4, 2020.
(13)	Filed as an exhibit to New York REIT Liquidating LLC’s Current Report on Form 8-K filed with the SEC on October 6, 2021.
Item 16. Form
10-K
Summary.
Not applicable.

NEW YORK REIT LIQUIDATING LLC
FORM 10-K
DECEMBER 31, 2021

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 16 day of March 2022.

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

/s/ Randolph C. Read Randolph C. Read	Manager	March 14, 2022

/s/ Craig T. Bouchard Craig T. Bouchard	Manager	March 14, 2022

/s/ Howard Goldberg Howard Goldberg	Manager	March 14, 2022

NEW YORK REIT LIQUIDATING LLC

Report of Independent Registered Public Accounting Firm
To the Unitholders and Board of Managers
New York REIT Liquidating LLC:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statements of net assets of New York REIT Liquidating LLC and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of changes in net assets for each of the years in the three-year period ended December 31, 2021 and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, net assets in liquidation as of December 31, 2021 and 2020 and the changes in net assets in liquidation for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB), and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Our audits included performing procedures to assess the risk of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the board of managers and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Evaluation of the expected sales proceeds upon disposition of underlying real estate
As discussed in Note 3 to the consolidated financial statements, the Company records the investment in unconsolidated joint venture at its liquidation value, or net realizable value, which is comprised of an estimate of the expected sale proceeds upon disposition plus the estimated net cash flow from the venture during the liquidation period. The Company evaluates the net realizable value of its unconsolidated joint venture at each reporting period and any changes in net realizable value are reflected as a change in the Company’s net assets in liquidation. The investment in unconsolidated joint venture represents an equity interest in Worldwide Plaza and its expected sale proceeds is determined using estimated cash flow projections utilizing discount and capitalization rates as well as available market information and assumptions regarding capital expenditures. The liquidation value of the Company’s investment in unconsolidated joint venture was $226.2 million as of December 31, 2021.
We identified the evaluation of the expected sales proceeds upon disposition of the underlying real estate included in the Company’s liquidation value of its investment in unconsolidated joint venture as a critical audit matter. A high degree of subjective auditor judgement, as well as specialized skills and knowledge, was required in applying procedures and evaluating results from such procedures over the discounted cash flow method used to calculate the expected sales proceeds upon disposition of the underlying real estate. This included significant assumptions related to the discount rate, terminal capitalization rate, market rent, and capital expenditures, which also had a significant effect on the determination of liquidation value of the underlying real estate.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design of certain internal controls related to the Company’s process to evaluate the expected sales proceeds upon disposition of the underlying real estate included in the Company’s liquidation value of its investment in its unconsolidated joint venture, including controls related to the development of the significant assumptions noted above. We assessed the Company’s estimate of future capital expenditures by inspecting their written plans and evaluating that they have the financial resources to carry out their plans. We involved valuation professionals with specialized skills and knowledge who assisted in assessing:

•	the appropriateness of the valuation methodology

•
the estimated discount rate, estimated terminal capitalization rate, and estimated market rents used by the Company by comparing them to independently developed ranges using market information obtained from third-party real estate publications.

We evaluated the sufficiency of audit evidence obtained related to the expected sales proceeds upon disposition of the underlying real estate by assessing the results of procedures performed.
We have served as the Company’s auditor since 2015.
/s/ KPMG LLP
New York, New York
March 16, 2022

NEW YORK REIT LIQUIDATING LLC
CONSOLIDATED STATEMENTS OF NET ASSETS (LIQUIDATION BASIS)
AS OF DECEMBER 31, 2021 and 2020
(in thousands)

	December 31, 2021	December 31, 2020
Assets
Investment in unconsolidated joint venture	$226,175	$230,092
Cash and cash equivalents	7,535	7,722
Restricted cash held in escrow	92,127	92,177
Accounts receivable	—	60

Total Assets	325,837	330,051
Liabilities
Liability for estimated costs in excess of estimated receipts during liquidation	2,384	2,342
Accounts payable, accrued expenses and other liabilities	342	319

Total Liabilities	2,726	2,661

Commitments and Contingencies
Net assets in liquidation	$323,111	$327,390

The accompanying notes are an integral part of these consolidated financial statements.

5
1

NEW YORK REIT LIQUIDATING LLC
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(LIQUIDATION BASIS)
FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019
(in thousands)

	December 31, 2021	December 31, 2020	December 31, 2019
Net assets in liquidation, beginning of period	$327,390	$362,791	$372,556
Changes in net assets in liquidation:
Changes in liquidation value of investment in unconsolidated joint venture	10,848	(21,065)	8,826
Remeasurement of assets and liabilities	(2,533)	(2,582)	(1,631)

Net increase (decrease) in liquidation value	8,315	(23,647)	7,195
Liquidating distributions to unitholders/common stockholders	(12,594)	(11,754)	(16,960)

Changes in net assets in liquidation	(4,279)	(35,401)	(9,765)

Net assets in liquidation, end of period	$323,111	$327,390	$362,791

The accompanying notes are an integral part of these consolidated financial statements.

5
2

NEW YORK REIT LIQUIDATING LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021, 2020 AND 2019
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
As of December 31, 2021, the Company’s only significant assets are a 50.1% equity interest in WWP Holdings LLC (“WWP”) which owns one property aggregating 2.0 million rentable square feet, with an average occupancy of 91.3%, and a $90.7 million cash reserve to be utilized for improvements at the property owned by WWP. The property at December 31, 2021 consisted of office space, retail space and a garage representing 88%, 5% and 7%, respectively, of rentable square feet as of December 31, 2021.
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
In October 2018, the Predecessor announced the withdrawal of its common stock from listing on the NYSE in connection with the conversion. November 2, 2018 was the last day on which shares of its common stock were

5
3

NEW YORK REIT LIQUIDATING LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021, 2020 AND 2019

traded on the NYSE and our stock transfer books were closed as of 4:00 p.m. (Eastern Time) on such date. At the effective time of the conversion, each outstanding share of common stock was converted into one unit of common membership interest in the Liquidating LLC (a “Unit”), and holders of shares of the Predecessor’s common stock automatically received one Unit (which Unit was in book entry form) for each share of the common stock held by such stockholder. Unlike shares of the Predecessors common stock, which, in addition to being listed on the NYSE, were freely transferable, Units are not listed for trading and generally are not transferable except by will, intestate succession or operation of law. Therefore, the holders of Units do not have the ability to realize any value from these interests except from distributions made by the Company, the timing of which will be solely in the discretion of the Board of Managers. The Board of Managers is currently comprised of three members: Randolph C. Read, Craig T. Bouchard and Howard Goldberg. John Lee and Joseph Moinian, representing two of the Company’s largest unitholders, serve as Observers to the Board of Managers in unpaid positions with no voting rights in connection with Board of Managers matters.
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
On March 14, 2022, the Board of Managers extended the term of the Company to the earlier of (i) the distribution of all Company assets and (ii) December 31, 2023, pursuant to the terms of its operating agreement.
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
Rent collections for retail and amenities tenants at Worldwide Plaza were impacted by the
COVID-19
pandemic during the years ended December 31, 2021 and 2020. It is uncertain as to the extent of the future

5
4

NEW YORK REIT LIQUIDATING LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021, 2020 AND 2019

impact of the COVID-19 pandemic, including its multiple variants and government protective measures thereto on rent collections at the property for future quarters. During the years ended December 31, 2021, the property collected 100%
of the office rents that were due. WWP has forgiven of approximately

$494,000
of base rents for current retail and amenities tenants and has written off approximately

$
477,000
of base rents related to surrendered retail and amenities space. To date, the impact of the COVID-19 pandemic has not been material to the Company, however, it is not possible to estimate the future impact of the pandemic at this time.
Liquidation Basis of Accounting
As a result of the approval of the Liquidation Plan by the stockholders, the Company adopted the liquidation basis of accounting as of January 1, 2017 and for the periods subsequent to December 31, 2016 in accordance with GAAP. Accordingly, on January 1, 2017, the carrying value of the Company’s assets were adjusted to their liquidation value, which represented the estimated amount of cash that the Company expected to collect on disposal of assets as it carried out its liquidation activities under the Liquidation Plan. All properties have been sold except the remaining interest in Worldwide Plaza. For purposes of liquidation accounting, the Company’s estimate of net assets in liquidation value assumes a sale of Worldwide Plaza at December 31, 2022. The actual timing of sale has not yet been determined and is subject to future events and uncertainties. These estimates are subject to change based on the actual timing of sale of the Company’s remaining property.
Liabilities are carried at their contractual amounts due as adjusted for the timing and other assumptions related to the liquidation process.
The Company accrues costs and revenues that it expects to incur and earn as it carries out its liquidation activities through the end of the projected liquidation period, which ends on December 31, 2022, to the extent it has a reasonable basis for estimation. Estimated costs expected to be incurred through the end of the liquidation period include corporate overhead costs associated with satisfying known and contingent liabilities and other costs associated with the winding down and dissolution of the Company. Revenues are based on current interest rate assumptions. These amounts are classified as a net liability for estimated costs in excess of estimated receipts during liquidation on the Consolidated Statements of Net Assets. Actual costs and revenues may differ from amounts reflected in the consolidated financial statements due to the inherent uncertainty in estimating future events. These differences may be material. See Note 4 for further discussion. Actual costs incurred but unpaid as of December 31, 2021 and 2020 are included in accounts payable, accrued expenses and other liabilities on the Consolidated Statements of Net Assets.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and consolidated joint venture arrangements in which the Company has controlling financial interests, either through voting or similar rights or by means other than voting rights if the Company is the primary beneficiary of a variable interest entity (“VIE”). The portions of any consolidated joint venture arrangements not owned by the Company would be presented as noncontrolling interests. There were no consolidated joint venture arrangements at December 31, 2021 or 2020. All inter-company accounts and transactions have been eliminated in consolidation.
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
DECEMBER 31, 2021, 2020 AND 2019

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

Cash and Cash Equivalents
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

Restricted Cash
At December 31, 2021 and 2020, restricted cash primarily
consisted
of the $90.7 million capital improvement reserve for Worldwide Plaza and $1.4 million being held in escrow in connection with the sale of the Viceroy Hotel (the “Viceroy Escrow”). The Viceroy Escrow was established from proceeds of the sale of the Viceroy Hotel and was required to cover a potential seller’s obligation to fund any shortfalls to the New York Hotel Pension Fund should the purchaser of the property withdraw from the
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

5
6

NEW YORK REIT LIQUIDATING LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021, 2020 AND 2019

The investment in unconsolidated joint venture is recorded at its liquidation value, or net realizable value, which is comprised of an estimate of the expected sale proceeds upon disposition plus the estimated net income from the venture during the liquidation period. The Company evaluates the net realizable value of its unconsolidated joint venture at each reporting period. Any changes in net realizable value will be reflected as a change in the Company’s net assets in liquidation. The liquidation value of the Company’s remaining investment in Worldwide Plaza as of December 31, 2021 and 2020 is based on estimated cash flow projections utilizing appropriate discount and capitalization rates as well as available market information and assumptions regarding capital expenditures.
Revenue Recognition
The Company has no revenue sources other than interest income which are classified in liability for estimated costs in excess of estimated receipts during liquidation on the Consolidated Statement of Net Assets.
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

From and after November 8, 2018, the Company is taxed as a partnership for federal and state income tax purposes. Accordingly, no provision or benefit for income taxes is made in the consolidated financial statements. All future distributions from the Company will be considered a return of capital for tax purposes. Holder of Units will receive a Schedule
K-1
from the Company annually reflecting their allocable share of the Company’s income, loss, gain and deduction.

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
As of December 31, 2021, the Predecessor had no material uncertain income tax positions. The tax years subsequent to and including the year ended December 31, 2018 remain open to examination by the major taxing jurisdictions to which the Company and the Predecessor is subject.
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
DECEMBER 31, 2021, 2020 AND 2019

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
At December 31, 2021 and 2020, the Company accrued the following expenses expected to be incurred during liquidation (in thousands):

	2021	2020
General and administrative expenses	$(2,384)	$(2,342)

Liability for estimated costs in excess of estimated receipts during liquidation	$(2,384)	$(2,342)

The change in the liability for estimated costs in excess of estimated receipts during liquidation as of December 31, 2021 and 2020 is as follows (in thousands):

	January 1, 2021	Net Change in Working Capital (1)	Remeasurement of Assets and Liabilities	December 31, 2021
General and administrative expenses	$(2,342)	$2,491	$(2,533)	$(2,384)

Total liability for estimated costs in excess of estimated receipts during liquidation	$(2,342)	$2,491	$(2,533)	$(2,384)

(1)	Represents changes in cash, restricted cash, accounts receivable, accounts payable and accrued expenses as a result of the Company’s operating activities for the year ended December 31, 2021.

	January 1, 2020	Net Change in Working Capital (1)	Remeasurement of Assets and Liabilities	December 31, 2020
General and administrative expenses	$(2,348)	$2,588	$(2,582)	$(2,342)

Total liability for estimated costs in excess of estimated receipts during liquidation	$(2,348)	$2,588	$(2,582)	$(2,342)

(1)	Represents changes in cash, restricted cash, accounts receivable, accounts payable and accrued expenses as a result of the Company’s operating activities for the year ended December 31, 2020.

Note 5 – Net Assets in Liquidation
Net assets in liquidation decreased by $4.3 million during the year ended December 31, 2021. The reduction during the year ended December 31, 2020 is primarily due to liquidating distributions to unitholders totaling
5
8

NEW YORK REIT LIQUIDATING LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021, 2020 AND 2019

$12.6 million and a $2.5 million decrease due to a remeasurement of estimated costs. The reduction in net assets was offset by a net increase of $10.8 million in the estimated liquidation value of the Company’s investment in Worldwide Plaza primarily related to the estimated distributions from working capital and property operations.
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

The net assets in liquidation at December 31, 2021, presented on an undiscounted basis include the Company’s proportionate share in Worldwide Plaza’s net assets which include a property value at $1.65 billion based on estimated cash flow projections utilizing appropriate discount and capitalization rates as well as available market information
.

There were 16,791,769 Units outstanding at December 31, 2021. The net assets in liquidation as of December 31, 2021, if sold at their net asset value, would result in liquidating distributions of approximately $19.24 per Unit. On March 14, 2022, the Board of Managers
declared
a cash liquidating distribution of $0.19

per Unit payable on
March
28
, 2022

to unitholders of record on
March
21
, 2022
, reducing the estimate of future liquidating distributions to $19.05 per Unit. The net assets in liquidation as of December 31, 2021 of $323.1 million, if sold at their net asset value, plus the cumulative liquidating distributions paid to stockholders of $1.03 billion ($61.26 per common share/Unit) prior
to December 31, 2021 would result in cumulative liquidating distributions to stockholders/unitholders of $80.50 per Unit. There is inherent uncertainty with these estimates, and they could change materially based on the timing of the sales, the performance of the underlying assets and any changes in the underlying assumptions of the estimated cash flows.
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
DECEMBER 31, 2021, 2020 AND 2019

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

The following table lists the tenants whose annualized cash rent represented greater than 10% of total annualized cash rent at the Company as of December 31, 2021, 2020 and 2019, including annualized cash rent related to the Company’s unconsolidated joint venture:

		December 31,
Property Portfolio	Tenant	2021	2020	2019
Worldwide Plaza	Cravath, Swaine & Moore, LLP	48%	48%	47%
Worldwide Plaza	Nomura Holdings America, Inc.	30%	31%	32%
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

NEW YORK REIT LIQUIDATING LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021, 2020 AND 2019

The condensed balance sheets as of December 31, 2021 and 2020 for Worldwide Plaza are as follows:

	December 31,
(In thousands)	2021	2020
Real estate assets, at cost	$840,798	$839,789
Less accumulated depreciation and amortization	(281,011)	(256,925)

Total real estate assets, net	559,787	582,864
Cash and cash equivalents	53,351	36,084
Other assets	122,921	139,084

Total assets	$736,059	$758,032

Debt	$1,271,177	$1,254,081
Other liabilities	181,005	166,549

Total liabilities	1,452,182	1,420,630
Deficit	(716,123)	(662,598)

Total liabilities and deficit	$736,059	$758,032

The condensed statements of operations for the years ended December 2021, 2020 and 2019 for Worldwide Plaza are as follows:

	December 31,
(In thousands)	2021	2020	2019
Rental income	$150,815	$135,435	$143,792
Operating expenses:
Operating expenses	65,845	65,396	62,976
Depreciation and amortization	29,440	21,004	29,815

Total operating expenses	95,285	86,400	92,791
Operating income	55,530	49,035	51,001
Interest expense	(78,892)	(77,265)	(75,389)
Net loss allocated to non-controlling interest	(34,489)	(35,621)	(25,791)

Net income	$11,127	$7,391	$1,403

Note 7 — Common Stock
As of December 31, 2021 and 2020, the Company had 16,791,769 Units outstanding.
The Company expects to make periodic liquidating distributions out of net proceeds of asset sales and distributions from our investment in Worldwide Plaza, subject to satisfying its liabilities and obligations, in lieu of regular monthly dividends. During 2021, 2020 and 2019, the Company paid aggregate liquidating distributions equal to $0.75 per unit, $0.70 per unit and $1.01 per unit, respectively. On March
14
, 2022 the Company declared a cash liquidating distribution of $
0.19 per unit to unitholders of record as of March
21
, 2022. There can be no assurance as to the actual amount or timing of future liquidating distributions unitholders will receive.

6
1

NEW YORK REIT LIQUIDATING LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021, 2020 AND 2019

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
In connection with the adoption of liquidation accounting, the Company accrues costs it expects to incur through the end of liquidation. As of December 31, 2021, the Company has accrued asset management fees and compensation reimbursements totaling $1.2 million payable to Winthrop Advisor representing management’s estimate of future asset management fees to final liquidation, provided there is no assurance that the contract will continue to be extended at the same terms, if at all. This amount is included in estimated costs in excess of estimated receipts during liquidation.

In connection with the payment of (i) any distributions of money or other property by the Company to its stockholders or unitholders during the term of the Advisory Agreement and (ii) any other amounts paid to the Company’s stockholders or unitholders on account of their shares of common stock or membership interests in

6
2

NEW YORK REIT LIQUIDATING LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021, 2020 AND 2019

the Company in connection with a merger or other change in control transaction pursuant to an agreement with the Company entered into after March 8, 2017 (such distributions and payments, the “Hurdle Payments”), in excess of $
110.00
per share (adjusted for the Reverse Split, the “Hurdle Amount”), when taken together with all other Hurdle Payments, the Company will pay an incentive fee to Winthrop Advisor in an amount equal to
10.0
% of such excess (the “Incentive Fee”). The Hurdle Amount will be increased on an annualized basis by an amount equal to the product of (a) the Treasury Rate plus 200 basis points and (b) the Hurdle Amount minus all previous Hurdle Payments. Based on the current estimated undiscounted net assets in liquidation, the Winthrop Advisor would not be entitled to receive any such incentive fee.
The Company paid the Winthrop Advisor $1.2 million, $1.3 million and $1.4 million for the years ended December 31, 2021, 2020 and 2019, respectively.
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
Note 11 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Annual Report on Form
10-K
and determined that there have not been any events that have occurred that would require adjustments or disclosures in the consolidated financial statements, except as disclosed in Note 2, Note 5 and Note 7.

6
3