Form 10-Q
period 2022-03-31
New York REIT Liquidating LLC
filed 2022-05-10
CIK 1474464

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
12b-2
of the Exchange Act. (Check one):

		Accelerated filer	☒

Large accelerated filer	☐	Smaller reporting company	☐

Non-accelerated filer	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act
Rule12b-2).    Yes  ☐    No  ☒
As of May 1, 2022 there were
 16,791,769 Units outstanding.
Documents incorporated by reference: None

*	New York REIT Liquidating LLC is the successor in interest to New York REIT, Inc. and files reports under the Commission file number for New York REIT, Inc.

NEW YORK REIT LIQUIDATING LLC

NEW YORK REIT LIQUIDATING LLC
FORM 10-Q MARCH 31, 2022
CONSOLIDATED STATEMENTS OF NET ASSETS
(Liquidation Basis)
(Unaudited, in thousands)

	March 31, 2022	December 31, 2021
Assets
Investment in unconsolidated joint venture	$218,959	$226,175
Cash and cash equivalents	7,875	7,535
Restricted cash held in escrow	92,126	92,127

Total Assets	318,960	325,837
Liabilities
Liability for estimated costs in excess of estimated receipts during liquidation	2,448	2,384
Accounts payable, accrued expenses and other liabilities	385	342

Total Liabilities	2,833	2,726

Commitments and Contingencies
Net assets in liquidation	$316,127	$323,111

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEW YORK REIT LIQUIDATING LLC
FORM 10-Q MARCH 31, 2022
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(Liquidation Basis)
(Unaudited, in thousands)

	Three Months Ended
	March 31, 2022	March 31, 2021
Net assets in liquidation, beginning of period	$323,111	$327,390
Changes in net assets in liquidation:
Changes in liquidation value of investment in unconsolidated joint venture	(3,173)	2,081
Remeasurement of assets and liabilities	(621)	(712)

Net changes in liquidation value	(3,794)	1,369
Liquidating distributions to unitholders	(3,190)	(3,022)

Changes in net assets in liquidation	(6,984)	(1,653)

Net assets in liquidation, end of period	$316,127	$325,737

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEW YORK REIT LIQUIDATING LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
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
On August 22, 2016, the Predecessor’s Board of Directors (the “Board”) approved a plan of liquidation to sell in an orderly manner all or substantially all of the assets of the Predecessor and its operating partnership (the “OP”) and to liquidate and dissolve the Predecessor and the OP (the “Liquidation Plan”), subject to stockholder approval (see Note 2). The Liquidation Plan was approved at a special meeting of stockholders on January 3, 2017. All of the assets held by the OP have been sold and the OP was dissolved prior to the conversion on November 7, 2018.
As of March 31, 2022, the Company’s only significant assets are a 50.1% equity interest in WWP Holdings LLC (“WWP”), which owns one property, known as Worldwide Plaza, aggregating 2.0 million rentable square feet with an average occupancy of 91.2%
,
and a $90.7 million cash reserve to be utilized for improvements at the property owned by WWP. The property consisted of office space, retail space and a garage representing 88%, 5% and 7%, respectively, of rentable square feet as of March 31, 2022.
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
In October 2018, the Predecessor announced the withdrawal of its common stock from listing on the NYSE in connection with the conversion. November 2, 2018 was the last day on which shares of common stock were traded on the NYSE and the stock transfer books were closed as of 4:00 p.m. (Eastern Time) on such date. At the effective time of the conversion, each outstanding share of common stock was converted into one unit of common membership interest in the limited liability company (a “Unit”), and holders of shares of common stock automatically received one Unit (which Unit was in book entry form) for each share of our common stock held by such stockholder. Holders of Units should note that unlike shares of common stock, which, in addition to being listed on the NYSE, were freely transferable, Units are not listed for trading and generally are not transferable except by will, intestate succession or operation of law. Therefore, the recipients of Units will not have the ability to realize any value from these interests except from distributions made by the Company, the timing of which will be solely in the discretion of the Board of

NEW YORK REIT LIQUIDATING LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(unaudited)

Managers. The Board of Managers is currently comprised of three members: Randolph C. Read, Craig T. Bouchard and Howard Goldberg. John Lee and Joseph Moinian representing two of the Company’s largest unitholders, serve as observers to the Board of Managers in unpaid positions with no voting rights in connection with Board of Managers matters.
The Company is deemed to be the same entity as the Predecessor with the same assets and liabilities as the Predecessor on the date of conversion. In addition, the charter and bylaws of the Predecessor were replaced by the operating agreement of the Company. For tax purposes, the fair value of each Unit in the Company received by stockholders when the conversion became effective, which reflects the value of the remaining assets of the Company (net of liabilities), was equal to the average of the high and low trading prices for shares of the Predecessor’s common stock on the last three days on which shares were traded on the NYSE.
The business of the Company is the same as the business of the Predecessor immediately preceding the conversion, which, consistent with the Liquidation Plan, consists of the continued ownership of the Predecessor’s interest in Worldwide Plaza, the only remaining property-related asset. Under its operating agreement, the business and affairs of the Company will be managed by or under the direction of its Board of Managers, and the sole purpose is winding up the affairs of the Company and the liquidation of its remaining property-related asset. On March 14, 2022, pursuant to the terms of the operating agreement of the Company, the Board of Managers extended the term of the Company such that the Company will remain in existence until the earlier of (i) the distribution of all its assets pursuant to liquidation or (ii) December 31, 2023.
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
Rent collections for retail and amenities tenants at Worldwide Plaza were not impacted by the COVID-19 pandemic during the three months ended March 31, 2022, though they were impacted during the year ended December 31, 2021. It is uncertain as to the extent of the future impact of the COVID-19 pandemic, including its multiple variants and government protective measures thereto on rent collections at the property for future quarters. During the years ended December 31, 2021, the property collected
100%
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

NEW YORK REIT LIQUIDATING LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(unaudited)

Liquidation Basis of Accounting
As a result of the approval of the Liquidation Plan by the stockholders, the Company adopted the liquidation basis of accounting as of January 1, 2017 and for the periods subsequent to December 31, 2016 in accordance with GAAP. Accordingly, on January 1, 2017, the carrying value of the Company’s assets were adjusted to their liquidation value, which represented the estimated amount of cash that the Company expected to collect on disposal of assets as it carried out its liquidation activities under the Liquidation Plan. All properties have been sold except for the remaining interest in Worldwide Plaza. For purposes of liquidation accounting, the Company’s estimate of net assets in liquidation assumes a sale of Worldwide Plaza at March 31, 2023. The actual timing of sale has not yet been determined and is subject to future events and uncertainties. These estimates are subject to change based on the actual timing of the sale of the Company’s remaining property.
Liabilities are carried at their contractual amounts due as adjusted for the timing and other assumptions related to the liquidation process.
The Company accrues costs and revenues that it expects to incur and earn as it carries out its liquidation activities through the end of the projected liquidation period, which ends on March 31, 2023, to the extent it has a reasonable basis for estimation. Estimated costs expected to be incurred through the end of the liquidation period include corporate overhead costs associated with satisfying known and contingent liabilities and other costs associated with the winding down and dissolution of the Company. Revenues are based on current interest rate assumptions. These amounts are classified as a net liability for estimated costs in excess of estimated receipts during liquidation on the Consolidated Statements of Net Assets. Actual costs and revenues may differ from amounts reflected in the consolidated financial statements due to the inherent uncertainty in estimating future events. These differences may be material. See Note 4 for further discussion. Actual costs incurred but unpaid as of March 31, 2022 and December 31, 2021 are included in accounts payable, accrued expenses and other liabilities on the Consolidated Statements of Net Assets.
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
The investment in unconsolidated joint venture is recorded at its liquidation value, or net realizable value, which is comprised of an estimate of the expected sale proceeds upon disposition plus the estimated net cash flow from the venture during the liquidation period. The Company evaluates the net realizable value of its unconsolidated joint

NEW YORK REIT LIQUIDATING LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(unaudited)

venture at each reporting period. Any changes in net realizable value will be reflected as a change in the Company’s net assets in liquidation. The liquidation value of the Company’s remaining investment in Worldwide Plaza as of March 31, 2022 and December 31, 2021 is based on estimated cash flow projections utilizing appropriate discount and capitalization rates as well as available market information and assumptions regarding capital expenditures.
Restricted Cash
At March 31, 2022 and December 31, 2021, restricted cash primarily consists of the $90.7 million capital improvement reserve for Worldwide Plaza and $1.4 million being held in escrow in connection with the sale of the Viceroy Hotel (the “Viceroy Escrow”). The Viceroy Escrow was established from proceeds of the sale of the Viceroy Hotel and was required to cover a potential seller’s obligation to fund any shortfalls to the New York Hotel Pension Fund should the purchaser of the property withdraw from the Pension Fund without fully funding the then outstanding shortfall due to the Pension Fund.
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
At March 31, 2022 and December 31, 2021, the Company had accrued the following net expenses expected to be incurred during liquidation (in thousands):

	March 31, 2022	December 31, 2021
General and administrative expenses	$(2,448)	$(2,384)

Liability for estimated costs in excess of estimated receipts during liquidation	$(2,448)	$(2,384)

NEW YORK REIT LIQUIDATING LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(unaudited)

The change in the liability for estimated costs in excess of estimated receipts during liquidation for the three months ended March 31, 2022 and 2021 are as follows (in thousands):

	January 1, 2022	Net Change in Working Capital (1)	Remeasurement of Assets and Liabilities	March 31, 2022
Liabilities:
General and administrative expenses	$(2,384)	$557	$(621)	$(2,448)

Total liability for estimated costs in excess of estimated receipts during liquidation	$(2,384)	$557	$(621)	$(2,448)

	January 1, 2021	Net Change in Working Capital (1)	Remeasurement of Assets and Liabilities	March 31, 2021
Liabilities:
General and administrative expenses	$(2,342)	$506	$(712)	$(2,548)

Total liability for estimated costs in excess of estimated receipts during liquidation	$(2,342)	$506	$(712)	$(2,548)

(1)
Represents changes in cash, restricted cash, accounts receivable, accounts payable and accrued expenses as a result of the Company’s operating activities for the three months ended March 31, 2022 and 2021.

Note
 5 – Net Assets in Liquidation
Net assets in liquidation decreased by $7.0
million during the three months ended March 31, 2022, primarily due to a
$3.2
million liquidating distribution to unitholders, a net decrease of
$
3.2
million in the estimated liquidation value of the Company’s investment in Worldwide Plaza related to the estimated distributions to be received from working capital at the property and property operations and a
$
0.6
million net decrease due to a remeasurement of estimated costs.
Net assets in liquidation decreased by $1.7 million during the three months ended March 31, 2021 primarily due to a liquidating distribution to unitholders of $3.0 million and a $0.7 million decrease due to a remeasurement of estimated costs. The decrease was offset in part by an increase of $2.1 million in the estimated liquidation value of the Company’s investment in Worldwide Plaza related to the estimated distributions to be received from working capital and property operations.

The
net assets in liquidation at March 31, 2022, presented on an undiscounted basis, include the Company’s proportionate share in Worldwide Plaza’s net assets which include a property value of $1.65 billion based on estimated cash flow projections utilizing appropriate discount and capitalization rates as well as available market information and assumptions regarding capital expenditures.
There were 16,791,769
Units outstanding at March 31, 2022. The net assets in liquidation as of March 31, 2022, if sold at their net asset value, would result in liquidating distributions of approximately
$18.83 per Unit. On
May 6, 2022
,
the Board of Managers declared a cash liquidating distribution of
$0.10
per Unit payable on May
23
, 2022 to unitholders of record on May
16
, 2022, reducing the estimate of future liquidating
distributions to $18.70

NEW YORK REIT LIQUIDATING LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(unaudited)

per Unit. The net assets in liquidation as of March 31, 2022, of $316.1 million, if sold at their net asset value, plus the cumulative liquidating distribution paid to unitholders of $1.032 billion ($61.45 per Unit) prior to March 31, 2022 would result in cumulative liquidating distributions to unitholders of $80.28 per Unit. There is inherent uncertainty with these projections, and they could change materially based on the timing of the sale of the Company’s remaining investment, the performance of the underlying asset and any changes in the underlying assumptions of the projected cash flows.

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

NEW YORK REIT LIQUIDATING LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(unaudited)

The following table lists the tenants whose annualized cash rent represented greater than 10% of total annualized cash rent for the three months ended March 31, 2022 and 2021, including annualized cash rent related to the Company’s unconsolidated joint venture:

		March 31,
Property Portfolio	Tenant	2022	2021
Worldwide Plaza	Cravath, Swaine & Moore, LLP	50.4%	48.1%
Worldwide Plaza	Nomura Holdings America, Inc.	28.8%	30.5%
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
The condensed balance sheets as of March 31, 2022 and December 31, 2021 for Worldwide Plaza are as follows:

(In thousands)	March 31, 2022	December 31, 2021
Real estate assets, at cost	$841,129	$840,798
Less accumulated depreciation and amortization	(285,476)	(281,011)

Total real estate assets, net	555,653	559,787
Cash and cash equivalents	48,270	53,351
Other assets	123,512	122,921

Total assets	$727,435	$736,059

Debt	$1,275,876	$1,271,177
Other liabilities	181,757	181,005

Total liabilities	1,457,633	1,452,182
Deficit	(730,198)	(716,123)

Total liabilities and deficit	$727,435	$736,059

NEW YORK REIT LIQUIDATING LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(unaudited)

The condensed statements of operations for the three months ended March 31, 2022 and 2021 for Worldwide Plaza are as follows:

	Three Months Ended March 31,
(In thousands)	2022	2021
Rental income	$35,507	$35,347
Operating expenses:
Operating expenses	16,225	16,492
Depreciation and amortization	5,189	10,259

Total operating expenses	21,414	26,751
Operating income	14,093	8,596
Interest expense	(19,936)	(19,460)

Net loss	$(5,843)	$(10,864)

Note 7 — Common Equity
The Company had 16,791,769 Units outstanding as of March 31, 2022 and December 31, 2021. The Company expects to make periodic liquidating distributions out of cash flow distributions received from Worldwide Plaza and proceeds from the ultimate sale of the Company’s interest in Worldwide Plaza, subject to satisfying its liabilities and obligations, in lieu of regular monthly dividends. Through March 31, 2022, the Company paid aggregate distributions equal to $61.45 per share/Unit. On May
6
, 2022, the Company declared a cash liquidating distribution of
$0.10

per Unit payable to unitholders of record as of May
16
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
March 31, 2022
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
In connection with the adoption of liquidation accounting, the Company accrues costs it expects to incur through the end of liquidation. As of March 31, 2022 and December 31, 2021, the Company has accrued asset management fees totaling $1.2 million payable to the Winthrop Advisor representing management’s estimate of future asset management fees to final liquidation, provided there is no assurance that the contract will continue to be extended at the same terms, if at all. This amount is included in estimated costs in excess of estimated receipts during liquidation.
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
The Company paid the Winthrop Advisor $300,000
for the three months ended March 31, 2022.

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

1
3

NEW YORK REIT LIQUIDATING LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(unaudited)

Note 11 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form
10-Q
and determined that there have not been any events that have occurred that would require adjustments to disclosures in the consolidated financial statements except as disclosed in Notes 5 and 7.

NEW YORK REIT LIQUIDATING LLC
March 31, 2022

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
for the year ended December 31, 2021 under “Forward Looking Statements” and “Item 1A. Risk Factors,” as well as our other filings with the Securities and Exchange Commission. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. We expressly disclaim any responsibility to update forward-looking statements, whether as a result of new information, future events or otherwise. Accordingly, investors should use caution in relying on forward-looking statements, which are based on information, judgments and estimates at the time they are made, to anticipate future results or trends.
Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a discussion of our unaudited consolidated interim financial statements and notes thereto. These unaudited interim financial statements are prepared in conformity with accounting principles generally accepted in the United States of America which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the amounts of revenues and expenses during the reporting periods. Actual results could differ materially from those estimates.
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

NEW YORK REIT LIQUIDATING LLC
March 31, 2022

In October 2018, the Predecessor announced the withdrawal of its common stock from listing on the NYSE in connection with the conversion. November 2, 2018 was the last day on which shares of its common stock were traded on the NYSE and our stock transfer books were closed as of 4:00 p.m. (Eastern Time) on such date. At the effective time of the conversion, each outstanding share of common stock was converted into one unit of common membership interest in the liquidating LLC (a “Unit”), and holders of shares of our common stock automatically received one Unit (which Unit was in book entry form) for each share of the Predecessor’s common stock held by such stockholder. Unlike shares of the Predecessor’s common stock, which, in addition to being listed on the NYSE, were freely transferable, Units are not listed for trading and generally are not transferable except by will, intestate succession or operation of law. Therefore, the holders of Units do not have the ability to realize any value from these interests except from distributions made by the Company, the timing of which will be solely in the discretion of the Board of Managers. The Board of Managers designated is currently comprised of three members: Randolph C. Read, Craig T. Bouchard and Howard Goldberg. John Lee and Joseph Moinian, representing two of the Company’s largest unitholders, serve as observers to the Board of Managers in unpaid positions with no voting rights in connection with Board matters.
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
The business of the Company is the same as the business of the Predecessor immediately preceding the conversion, which, consistent with the Liquidation Plan, consists of the continued ownership of the Predecessor’s interest in Worldwide Plaza, the only remaining property-related asset. Under its operating agreement, the business and affairs of the Company will be managed by or under the direction of its Board of Managers, and the sole purpose is winding up the affairs of the Company and the liquidation of its remaining property-related asset. On March 14, 2022, pursuant to the terms of the operating agreement of the Company, the Board of Managers extended the term of the Company such that the Company will remain in existence until the earlier of (i) the distribution of all company assets pursuant to liquidation or (ii) December 31, 2023.
The dissolution process and the amount and timing of distributions to unitholders involves risks and uncertainties. Accordingly, it is not possible to predict the timing or aggregate amount which will be ultimately distributed to unitholders, and no assurance can be given that the distributions will equal or exceed the estimate of net assets presented in the Consolidated Statement of Net Assets. To date, liquidating distributions totaling $61.45 per common share/Unit have been paid.
Liquidation Plan
As of the date of this Quarterly Report on Form
10-Q,
all of our property related assets have been sold except our remaining interest in Worldwide Plaza. For purposes of liquidation accounting, our estimate of net assets in liquidation value assumes a sale of Worldwide Plaza at March 31, 2023 based on a value of $1.65 billion. The actual timing of sale has not yet been determined and is subject to future events and uncertainties. These estimates are subject to change based on the actual timing of the sale of our remaining interest in Worldwide Plaza and the actual cash distributions received from the property during our holding period.
The net assets in liquidation of $316.1 million at March 31, 2022 are presented on an undiscounted basis. Our current estimate of the liquidation value of investment in unconsolidated joint venture includes Worldwide Plaza at $1.65 billion which is based on estimated cash flow projections utilizing appropriate discount and capitalization rates as well as available market information and assumptions regarding capital expenditures. Net operating income at Worldwide Plaza has remained relatively steady throughout the
COVID-19
pandemic. We will continue to monitor the market and adjust the net realizable value of the investment, if necessary, at each reporting period. The timing of the sale of the property, and the ultimate value we receive from the sale, are subject to change. The capital plan includes targeted capital improvements aimed at maintaining the institutional quality of the building and an appropriate allocation to allow for critical tenant lease renewals and rolls. In addition, capital will be available for management

NEW YORK REIT LIQUIDATING LLC
March 31, 2022

to focus on repositioning the property primarily as it relates to re-tenanting
and modernizing the space currently occupied by Cravath Swaine & Moore. We have set aside approximately $90.7 million from the refinancing proceeds to cover an estimate of our share of potential future leasing and capital costs at the property. To the extent the full $90.7 million reserve is not used, the balance is expected to be available for distribution to unitholders. Our joint venture partners have committed to contribute their pro-rata
share of the budgeted capital investment. To date, all capital costs incurred at the property have been satisfied from operating cash flow of the property.
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
Current Activity
For the fiscal quarter ended March 31, 2022, there were no property sales.
Liquidity and Capital Resources
As of March 31, 2022, we had cash and cash equivalents of $7.9 million. Our total assets and undiscounted net assets in liquidation were $319.0 million and $316.1 million, respectively, at March 31, 2022.
Our principal demands for funds are to pay or fund operating expenses, capital expenditures and liquidating distributions to our unitholders. We believe that cash flow distributions we expect to receive from our investment in Worldwide Plaza will continue to provide adequate capital to fund our operating, administrative and other expenses incurred during liquidation. We currently estimate that our current cash balance is sufficient to cover approximately three years of net operating expenses at the Company. If by August 31, 2023, all or substantially all the space currently leased by Cravath, Swaine & Moore has not been re-leased

on specified terms, the joint venture that owns Worldwide Plaza would be restricted from making distributions under the terms of its indebtedness. If cash flow distributions from Worldwide Plaza are suspended or lower than currently estimated as a result of the economic conditions caused by the

COVID-19

pandemic and government protective measures, we will still be able to satisfy our current operating, administrative and other expenses; however, it is likely that liquidating distributions to our unitholders would be suspended or reduced accordingly. Our principal sources and uses of funds are further described below.
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
Rent collections for retail and amenities tenants at Worldwide Plaza were not impacted by the
COVID-19
pandemic during the three months ended March 31, 2022 though they were impacted during the year ended December 31, 2021. It is uncertain as to the extent of the future impact of the
COVID-19
pandemic, including its multiple variants and government protective measures thereto on rent collections at the property for future quarters. During the year ended December 31, 2021, the property collected 100% of the office rents that were due. WWP has forgiven approximately $494,000 of base rents for current retail and amenities tenants and has written off approximately $477,000 of base rents related to surrendered retail and amenities space. To date, the impact of the
COVID-19
pandemic has not been material to the Company, however, it is not possible to estimate the future impact of the pandemic at this time.
See Note 3 to our consolidated financial statements included elsewhere in this Quarterly Report on Form
10-Q
for additional information regarding the impacts and risks we face relating to the
COVID-19
pandemic.

NEW YORK REIT LIQUIDATING LLC
March 31, 2022

Sales Proceeds
In connection with the Liquidation Plan, we plan to sell our remaining 50.1% interest in Worldwide Plaza.
Principal Use of Funds
Capital Expenditures
As of March 31, 2022, we owned a 50.1% interest in the joint venture that owns Worldwide Plaza. In connection with the leasing of the property, the joint venture entered into agreements with its tenants to provide allowances for tenant improvements. These allowances require the joint venture to fund capital expenditures up to amounts specified in the lease agreements. Our share of capital expenditures for the three months ended March 31, 2022 was funded from property cash flow.
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
Cash Flows
Our level of liquidity based upon cash and cash equivalents increased by approximately $0.4 million from $7.5 million at December 31, 2021 to $7.9 million at March 31, 2022.
The holders of shares of common stock of the Predecessor approved the Liquidation Plan on January 3, 2017, and we adopted the liquidation basis of accounting effective January 1, 2017. We did not make any acquisitions in new investments during 2021 or the first three months of 2022, and, in accordance with the Liquidation Plan, no further acquisitions are expected.
Our primary sources of
non-operating
cash flow for the three months ended March 31, 2022 include:

•	$4.0 million distributions in respect of our interest in Worldwide Plaza.
Our primary uses of
non-operating
cash flow for the three months ended March 31, 2022 include:

•	$3.2 million for liquidating distributions to unitholders.
Our primary sources of
non-operating
cash flow for the three months ended March 31, 2021 include:

•	$3.8 million distributions in respect to our interest in Worldwide Plaza.
Our primary uses of
non-operating
cash flow for the three months ended March 31, 2021 include:

•	$3.0 million for liquidating distributions to unitholders.

NEW YORK REIT LIQUIDATING LLC
March 31, 2022

Contractual Obligations
We did not have any contractual debt or lease obligations as of March 31, 2022.
Comparability of Financial Data From Period to Period
Results of Operations
Our remaining asset continues to perform in a manner that is relatively consistent with prior reporting periods. We have experienced no significant changes in occupancy or rental rates at Worldwide Plaza.
Occupancy and Leasing
As of March 31, 2022, Worldwide Plaza was 91.2% leased, compared to 97.2% as of March 31, 2021.
Changes in Net Assets in Liquidation
Net assets in liquidation decreased by $7.0 million during the three months ended March 31, 2022, primarily due to a $3.2 million liquidating distribution to unitholders, a net decrease of $3.2 million in the estimated liquidation value of the Company’s investment in Worldwide Plaza related to the estimated distributions to be received from working capital at the property and property operations and a $0.6 million net decrease due to a remeasurement of estimated costs.
Net assets in liquidation decreased by $1.7 million during the three months ended March 31, 2021 primarily due to a liquidating distribution to unitholders of $3.0 million and a $0.7 million decrease due to a remeasurement of estimated costs. The decrease was offset in part by an increase of $2.1 million in the estimated liquidation value of the Company’s investment in Worldwide Plaza related to the estimated distributions to be received from working capital and property operations.
The net assets in liquidation at March 31, 2022, which are presented on an undiscounted basis, includes Worldwide Plaza valued at $1.65 billion which is based on estimated cash flow projections utilizing appropriate discount and capitalization rates as well as available market information and assumptions regarding capital expenditures in the accompanying consolidated financial statements, resulting in estimated future liquidating distributions of approximately $18.83 per Unit. This estimate of liquidating distributions includes projections of costs and expenses to be incurred during the next 12 months and costs to dispose of the Company’s remaining investment in WWP. As of October 18, 2017, Worldwide Plaza is managed by a joint venture of SL Green and RXR Realty, two of the largest owner operators in New York City. We, along with our joint venture partners, are committed to investing significant additional capital into Worldwide Plaza to further improve and reposition the asset which we believe includes embedded opportunities to roll leases to increase the value of the property. Any change in the future market value of Worldwide Plaza, if any, will be evaluated at each reporting period and will be reflected in the Statement of Net Assets in liquidation at such times. Management’s estimate, like any estimate or projection, is subject to various assumptions and uncertainties including the joint venture’s ability to execute on the business plan, tenants paying their rental obligations, the equity capital and financing markets and New York City market conditions generally. There is no assurance that the joint venture will be successful in taking these various actions and that these actions will, in fact, result in an increase in the value of the property.
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
March 31, 2022

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
Investment in Unconsolidated Joint Venture
We account for our investment in unconsolidated joint venture under the equity method of accounting because we exercise significant influence over, but do not control the entity and are not considered to be the primary beneficiary. Under liquidation accounting, the investment in unconsolidated joint venture is recorded at its net realizable value. We evaluate the net realizable value of our unconsolidated joint venture at each reporting period. Any changes in net realizable value will be reflected as a change in our net assets in liquidation. The liquidation value of our remaining investment in Worldwide Plaza as of March 31, 2022 is based on estimated cash flow projections utilizing appropriate discount and capitalization rates as well as available market information and assumptions regarding capital expenditures.
Recent Accounting Pronouncement
There are no new accounting pronouncements that are applicable or relevant to the Company under the liquidation basis of accounting.

NEW YORK REIT LIQUIDATING LLC
March 31, 2022

Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of March 31, 2022, we had $601.2 million of unconsolidated mortgage debt reflecting our pro rata share of Worldwide Plaza’s total mortgage debt of $1.2 billion. This debt consisted of fixed-rate secured mortgage notes payable. Changes in market interest rates have no impact on interest due on the notes.
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
As of March 31, 2022 an evaluation was performed under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in
Rules 13a-15(e)
under the Securities Exchange Act of 1934). Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of March 31, 2022.
Other Matters
There have been no changes in our internal control over financial reporting during the most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

NEW YORK REIT LIQUIDATING LLC
March 31, 2022

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
The information related to litigation and regulatory matters contained in Note 8—Commitments and Contingencies of our notes to the consolidated financial statements included in this Quarterly Report on Form
10-Q
is incorporated by reference into this Item 1. Except as set forth therein, as of the end of the period covered by this Quarterly Report on Form
10-Q,
we are not a party to, and none of our properties are subject to, any material pending legal proceedings.
Item 1A. Risk Factors.
There have been no material changes to the risk factors previously disclosed in Part 1, Item 1A of our Annual Report on Form
10-K
for the year ended December 31, 2021.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Not applicable.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosure.
Not applicable.
Item 5. Other Information.
None.
Item 6. Exhibits.
The exhibits listed on the Exhibit Index are included, or incorporated by reference, in this Quarterly Report on Form
10-Q.

EXHIBIT INDEX
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form
10-Q
for the quarter ended March 31, 2022 (and are numbered in accordance with Item 601 of Regulation
S-K).

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
March 31, 2022

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
May 10 , 2022