Form 10-Q
period 2022-09-30
New York REIT Liquidating LLC
filed 2022-11-15
CIK 1474464

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
As of November 1, 2022 there were 16,791,769 Units outstanding.
Documents incorporated by reference: None

*	New York REIT Liquidating LLC is the successor in interest to New York REIT, Inc. and files reports under the Commission file number for New York REIT, Inc.

NEW YORK REIT LIQUIDATING LLC

NEW YORK REIT LIQUIDATING LLC
FORM
10-Q
SEPTEMBER 30, 2022
CONSOLIDATED STATEMENTS OF NET ASSETS
(Liquidation Basis)
(Unaudited, in thousands)

	September 30, 2022	December 31, 2021
Assets
Investment in unconsolidated joint venture	$22,535	$226,175
Cash and cash equivalents	8,150	7,535
Restricted cash	92,293	92,127

Total Assets	122,978	325,837
Liabilities
Liability for estimated costs in excess of estimated receipts during liquidation	1,409	2,384
Accounts payable, accrued expenses and other liabilities	415	342

Total Liabilities	1,824	2,726

Commitments and Contingencies
Net assets in liquidation	$121,154	$323,111

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEW YORK REIT LIQUIDATING LLC
FORM
10-Q
SEPTEMBER 30, 2022
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(Liquidation Basis)
(Unaudited, in thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Net assets in liquidation, beginning of period	$313,017	$322,926	$323,111	$327,390
Changes in net assets in liquidation:
Changes in liquidation value of investment in unconsolidated joint venture	(192,027)	3,535	(196,069)	7,669
Remeasurement of assets and liabilities	666	(522)	(516)	(1,900)

Net changes in liquidation value	(191,361)	3,013	(196,585)	5,769
Liquidating distributions to unitholders	(502)	(2,183)	(5,372)	(9,403)

Changes in net assets in liquidation	(191,863)	830	(201,957)	(3,634)

Net assets in liquidation, end of period	$121,154	$323,756	$121,154	$323,756

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEW YORK REIT LIQUIDATING LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
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
As of September 30, 2022, the Company’s only significant assets are a 50.1% equity interest in WWP Holdings LLC (“WWP”), which owns one property, known as Worldwide Plaza, aggregating 2.0 million rentable square feet with an average occupancy of 90.6%, and a $90.7 million cash reserve. The property consisted of office space, retail space and a garage representing 88%, 5% and 7%, respectively, of rentable square feet as of September 30, 2022.
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

NEW YORK REIT LIQUIDATING LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(unaudited)

During the period ended September 30, 2022, the Board of Managers was comprised of three members: Randolph C. Read, Craig T. Bouchard and Howard Goldberg. On November 7, 2022, Howard Goldberg resigned from the Board of Managers, effective immediately, pursuant to the terms of the Limited Liability Agreement of the Company and not as a result of any disagreement with the operations, policies or practices of the Company. On November 9, 2022, Michael L. Ashner was appointed as a member of the Board of Managers. As of November 9, 2022, the Board of Managers is comprised of Randolph C. Read, Craig T. Bouchard and Michael L. Ashner.
Additionally, during the period ended September 30, 2022, John Lee and Joseph Moinian representing two of the Company’s largest unitholders, served as observers to the Board of Managers in unpaid positions with no voting rights in connection with Board of Managers matters. On November 8, 2022, John Lee resigned from his position as an observer to the Board of Managers, effective immediately, in accordance with the terms of the previously disclosed Board Observer Agreement between himself and the Company. On November 1

, 2022, Joseph Moinian resigned from his position as an observer to the Board of Managers, effective immediately, in accordance with the terms of the previously disclosed Board Observer Agreement between himself and the Company
.
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

NEW YORK REIT LIQUIDATING LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(unaudited)

Rent

collections for retail and amenities tenants at Worldwide Plaza were not impacted by the
COVID-19
pandemic during the nine months ended September 30, 2022, though they were impacted during the year ended December 31, 2021. It is uncertain as to the extent of the future impact of the
COVID-19
pandemic, including its multiple variants and government mandated measures thereto on rent collections at the property for future quarters. During the nine months ended September 30, 2022 and the year ended December 31, 2021, the property collected
100
% of the office rents that were due. WWP has forgiven approximately $
494,000
of base rents for current retail and amenities tenants and has written off approximately $
477,000
of base rents related to surrendered retail and amenities space. To date, the impact of the
COVID-19
pandemic has not been material to the
rent collection at Worldwide Plaza
, however, it is not possible to estimate the future impact of the pandemic at this time.

Liquidation Basis of Accounting
As a result of the approval of the Liquidation Plan by the stockholders, the Company adopted the liquidation basis of accounting as of January 1, 2017 and for the periods subsequent to December 31, 2016 in accordance with GAAP. Accordingly, on January 1, 2017, the carrying value of the Company’s assets were adjusted to their liquidation value, which represented the estimated amount of cash that the Company expected to collect on disposal of assets as it carried out its liquidation activities under the Liquidation Plan. All properties have been sold except for the remaining interest in Worldwide Plaza. The actual timing of sale of our remaining interest in Worldwide Plaza has not yet been determined and is subject to future events and uncertainties. These estimates are subject to change based on the actual timing of the sale of the Company’s remaining property.
Liabilities are carried at their contractual amounts due as adjusted for the timing and other assumptions related to the liquidation process.
The Company accrues costs and revenues that it expects to incur and earn as it carries out its liquidation activities through the end of the projected liquidation period, which ends on September 30, 2023, to the extent it has a reasonable basis for estimation. Estimated costs expected to be incurred through the end of the liquidation period include corporate overhead costs associated with satisfying known and contingent liabilities and other costs associated with the winding down and dissolution of the Company. Revenues are based on current interest rate assumptions. These amounts are classified as a net liability for estimated costs in excess of estimated receipts during liquidation on the Consolidated Statements of Net Assets. Actual costs and revenues may differ from amounts reflected in the consolidated financial statements due to the inherent uncertainty in estimating future events. These differences may be material. See Note 4 for further discussion. Actual costs incurred but unpaid as of September 30, 2022 and December 31, 2021 are included in accounts payable, accrued expenses and other liabilities on the Consolidated Statements of Net Assets.
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
September 30, 2022
(unaudited)

Investment in Unconsolidated Joint Venture
The Company accounts for its investment in unconsolidated joint venture under the equity method of accounting because the Company exercises significant influence over but does not control the entity and is not considered to be the primary beneficiary.
The investment in unconsolidated joint venture is recorded at its liquidation value, or net realizable value, which is comprised of an estimate of the expected sale proceeds upon disposition plus the estimated net cash flow from the venture during the liquidation period. The Company evaluates the net realizable value of its unconsolidated joint venture at each reporting period. Any changes in net realizable value will be reflected as a change in the Company’s net assets in liquidation. At December 31, 2021, the liquidation value of the Company’s interest in WWP was based on estimated cash flow projections utilizing appropriate discount and capitalization rates as well as available market information and assumptions regarding capital expenditures. The recent increases in interest rates, increases in other costs of financing, continued increases in construction costs, and other adverse macroeconomic conditions, including the continued impact that the
COVID-19
pandemic has had on the business office environment, have had a significant negative impact on the value of New York City commercial real estate. As a result of these factors, the liquidation value of the Company’s remaining investment in WWP as of September 30, 2022 is based on an indicative non-binding proposal received to purchase some or all of the Company’s interest in WWP and the Company’s share of Worldwide Plaza’s net assets.
Restricted Cash
At September 30, 2022 and December 31, 2021,
management has included in
restricted cash
$92.1 million. Of this sum,
$90.7 million
has
been
reserved
 either
for potential
capital improvement
work at
Worldwide Plaza,
 should the Company elect to contribute,
or to be paid as a liquidating distribution to unitholders. The remaining
$1.4 million
is
being held in escrow in connection with the sale of the Viceroy Hotel (the “Viceroy Escrow”). The Viceroy Escrow was established from proceeds of the sale of the Viceroy Hotel and was required to cover a potential seller’s obligation to fund any shortfalls to the New York Hotel Pension Fund should the purchaser of the property withdraw from the Pension Fund without fully funding the then outstanding shortfall due to the Pension Fund.
 The Viceroy Escrow is set to expire in October 2023 and the funds will be used to satisfy the liabilities under the agreement or will be distributed to unitholders.
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

NEW YORK REIT LIQUIDATING LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(unaudited)

At September 30, 2022 and December 31, 2021, the Company had accrued the following net expenses expected to be incurred during liquidation (in thousands):

	September 30, 2022	December 31, 2021
General and administrative expenses	$(1,409)	$(2,384)

Liability for estimated costs in excess of estimated receipts during liquidation	$(1,409)	$(2,384)

NEW YORK REIT LIQUIDATING LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(unaudited)

The change in the liability for estimated costs in excess of estimated receipts during liquidation for the nine months ended September 30, 2022 and 2021 are as follows (in thousands):

		Net Change	Remeasurement
		in Working	of Assets and
	January 1, 2022	Capital (1)	Liabilities	September 30, 2022
Liabilities:
General and administrative expenses	$(2,384)	$1,491	$(516)	$(1,409)

Total liability for estimated costs in excess of estimated receipts during liquidation	$(2,384)	$1,491	$(516)	$(1,409)

		Net Change	Remeasurement
		in Working	of Assets and
	January 1, 2021	Capital (1)	Liabilities	September 30, 2021
Liabilities:
General and administrative expenses	$(2,342)	$1,910	$(1,900)	$(2,332)

Total liability for estimated costs in excess of estimated receipts during liquidation	$(2,342)	$1,910	$(1,900)	$(2,332)

(1)
Represents changes in cash, restricted cash, accounts receivable, accounts payable and accrued expenses as a result of the Company’s operating activities for the nine months ended September 30, 2022 and 2021.

Note 5 — Net Assets in Liquidation
Net assets in liquidation decreased by
$191.9
million during the three months ended September 30, 2022, primarily due to a decrease of
$192.0
million in the estimated liquidation value of the Company’s investment in Worldwide Plaza and a
$0.5
million liquidating distribution to unitholders. The decrease was offset by a
$0.7
million net increase due to a remeasurement of estimated costs.
Net assets in liquidation decreased by
$202.0
million during the nine months ended September 30, 2022, primarily due to a decrease of
$196.1
million in the estimated liquidation value of the Company’s investment in Worldwide Plaza, liquidating distributions to unitholders of
$5.4
million and a
$0.5
million net decrease due to a remeasurement of estimated costs.
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

NEW YORK REIT LIQUIDATING LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(unaudited)

The net assets in liquidation at September 30, 2022, presented on an undiscounted basis, includes Worldwide Plaza value based on an indicative non-binding proposal received to purchase some or all of our interest in WWP plus the Company’s respective share in WWP’s net assets.
There were 16,791,769 Units outstanding at September 30, 2022. The net assets in liquidation as of September 30, 2022, if sold at their net asset value, would result in liquidating distributions of approximately $7.22 per Unit. The net assets in liquidation as of September 30, 2022, of $121.2 million, if sold at their net asset value, plus the cumulative liquidating distribution paid to unitholders prior to September 30, 2022
of $1.034 billion ($61.58 per Unit) would result in cumulative liquidating distributions to unitholders of $68.80 per Unit. There is inherent uncertainty with these projections, and they could change materially based on the timing of the sale of the Company’s remaining investment, the performance of the underlying asset and any changes in the underlying assumptions of the projected cash flows.
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

If by August 31, 2023, the space currently leased by Cravath, Swaine & Moore has not been sufficiently re-leased on terms that would generate sufficient cash flow to satisfy debt service requirements, the joint venture that owns Worldwide Plaza would be restricted from making distributions under the terms of its indebtedness.
The Company has set aside $90.7 million of the proceeds in a separate account to fund future capital improvements to Worldwide Plaza.
 To the extent that these funds are not utilized for capital improvements, we expect that the remaining funds would be available for distribution to the Company’s unitholders.
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

NEW YORK REIT LIQUIDATING LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(unaudited)

The following table lists the tenants whose annualized cash rent represented greater than 10% of total annualized cash rent for the nine months ended September 30, 2022 and 2021, including annualized cash rent related to the Company’s unconsolidated joint venture:

		September 30,
Property Portfolio	Tenant	2022	2021
Worldwide Plaza	Cravath, Swaine & Moore, LLP	50.5%	47.2%
Worldwide Plaza	Nomura Holdings America, Inc.	28.8%	30.0%
The termination, delinquency or
non-renewal
of any of the above tenants will have a material adverse effect on the Company’s operations. The lease with Cravath, Swaine & Moore expires in August 2024 and the tenant has informed Worldwide Plaza that they do not intend to enter into a new lease upon expiration of the existing lease and this non-renewal will have a material adverse effect on the Company’s operations.
The amounts reflected in the following tables are based on the going concern basis financial information of Worldwide Plaza. Under liquidation accounting, equity investments are carried at net realizable value.
The condensed balance sheets as of September 30, 2022 and December 31, 2021 for Worldwide Plaza are as follows:

	September 30,	December 31,
(In thousands)	2022	2021
Real estate assets, at cost	$843,392	$840,798
Less accumulated depreciation and amortization	(294,430)	(281,011)

Total real estate assets, net	548,962	559,787
Cash and cash equivalents	56,070	53,351
Other assets	119,106	122,921

Total assets	$724,138	$736,059

Debt	$1,285,413	$1,271,177
Other liabilities	191,009	181,005

Total liabilities	1,476,422	1,452,182
Deficit	(752,284)	(716,123)

Total liabilities and deficit	$724,138	$736,059

1
0

NEW YORK REIT LIQUIDATING LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(unaudited)

The condensed statements of operations for the three and nine months ended September 30, 2022 and 2021 for Worldwide Plaza are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2022	2021	2022	2021
Rental income	$34,933	$38,587	$104,991	$110,857
Operating expenses:
Operating expenses	17,046	16,035	49,711	48,688
Depreciation and amortization	5,243	6,880	15,626	23,497

Total operating expenses	22,289	22,915	65,337	72,185
Operating income	12,644	15,672	39,654	38,672
Interest expense	(20,368)	(19,881)	(60,456)	(59,011)

Net loss	$(7,724)	$(4,209)	$(20,802)	$(20,339)

Note 7 — Common Equity
The Company had 16,791,769 Units outstanding as of September 30, 2022 and December 31, 2021. The Company expects to make periodic liquidating distributions out of cash flow distributions received from Worldwide Plaza and proceeds from the ultimate sale of the Company’s interest in Worldwide Plaza, subject to satisfying its liabilities and obligations, in lieu of regular monthly dividends. Through September 30, 2022, the Company paid aggregate distributions equal to $61.58 per share/Unit.
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

1
1

NEW YORK REIT LIQUIDATING LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
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
From the Liquidation Date through July 31, 2020, the Company paid to the Winthrop Advisor a monthly fee of $100,000 and a supplemental fee of $50,000 per quarter (prorated for any partial quarter) for any period that the principal executive and financial officers of the Company are required to certify the financial and other information contained in the Company’s quarterly and annual reports pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended. On October 30, 2020, the Advisory Agreement was amended to reduce the monthly fee payable to Winthrop Advisor to $83,000 effective August 1, 2020 with no change in the supplemental fee.
All other terms of the Advisory Agreement remained unchanged.
In connection with the adoption of liquidation accounting, the Company accrues costs it expects to incur through the end of liquidation. As of September 30, 2022 and December 31, 2021, the Company has accrued asset management fees totaling $0.7 million payable to the Winthrop Advisor representing management’s estimate of future asset management fees to final liquidation, provided there is no assurance that the contract will continue to be extended at the same terms, if at all. This amount is included in estimated costs in excess of estimated receipts during liquidation.
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
The Company paid the Winthrop Advisor $0.3
million
for the three months and $0.9
million
for the nine months ended September 30, 2022 and 2021, respectively.
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

1
2

NEW YORK REIT LIQUIDATING LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(unaudited)

Note 11 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form
10-Q
and determined that there have not been any events that have occurred that would require adjustments to disclosures in the consolidated financial statements except as disclosed in Note 2
.

1
3

NEW YORK REIT LIQUIDATING LLC

September 30, 2022

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

September 30, 2022

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

During the period ended September 30, 2022, the Board of Managers was comprised of three members: Randolph C. Read, Craig T. Bouchard and Howard Goldberg. On November 7, 2022, Howard Goldberg resigned from the Board of Managers, effective immediately, pursuant to the terms of the Limited Liability Agreement of the Company and not as a result of any disagreement with the operations, policies or practices of the Company. On November 9, 2022, Michael L. Ashner was appointed as a member of the Board of Managers. As of November 9, 2022, the Board of Managers is comprised of Randolph C. Read, Craig T. Bouchard and Michael L. Ashner.

Additionally, during the period ended September 30, 2022, John Lee and Joseph Moinian representing two of the Company’s largest unitholders, served as observers to the Board of Managers in unpaid positions with no voting rights in connection with Board of Managers matters. On November 8, 2022, John Lee resigned from his position as an observer to the Board of Managers, effective immediately, in accordance with the terms of the previously disclosed Board Observer Agreement between himself and the Company. On November 13, 2022, Joseph Moinian resigned from his position as an observer to the Board of Managers, effective immediately, in accordance with the terms of the previously disclosed Board Observer Agreement between himself and the Company.

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

Liquidation Plan

As of the date of this Quarterly Report on Form 10-Q, all of our property related assets have been sold except our remaining interest in Worldwide Plaza. For purposes of liquidation accounting, our estimate of net assets in liquidation value assumes a sale of our interest in WWP based on an indicative non-binding proposal received to purchase some or all of our interest in WWP and our share of Worldwide Plaza’s net assets. The actual timing of sale has not yet been determined and is subject to future events and uncertainties. These estimates are subject to change based on the actual timing of the sale of our remaining interest in Worldwide Plaza and the actual cash distributions received from the property during our holding period. The net assets in liquidation of $121.2 million at September 30, 2022 are presented on an undiscounted basis.

NEW YORK REIT LIQUIDATING LLC

September 30, 2022

Net operating income at Worldwide Plaza has remained relatively steady throughout the COVID-19 pandemic. We will continue to monitor the market and adjust the net realizable value of the investment, if necessary, at each reporting period. The timing of the sale of the property, and the ultimate value we receive from the sale, are subject to change. The capital plan includes targeted capital improvements aimed at maintaining the institutional quality of the building and an appropriate allocation to allow for critical tenant lease renewals and rolls. In addition, capital will be available for management to focus on repositioning the property primarily as it relates to re-tenanting and modernizing the space currently occupied by Cravath Swaine & Moore if the Company elects to contribute to the repositioning. We have set aside approximately $90.7 million from the refinancing proceeds to cover an original estimate of our share of potential future leasing and capital costs at the property. To the extent all or a portion of the $90.7 million reserve is not used, the balance is to be distributed to unitholders. To date, all capital costs incurred at the property have been satisfied from operating cash flow of the property.

Management’s estimate, like any estimate or projection, is subject to various assumptions and uncertainties including the joint venture’s ability to execute on the business plan, tenants paying their rental obligations, the equity capital and financing markets and New York City market conditions generally. There is no assurance that the joint venture will be successful in taking these various actions and, if taken, that these actions will, in fact, result in any increase in the value of the property.

Current Activity

For the fiscal quarter ended September 30, 2022, there were no property sales.

Liquidity and Capital Resources

As of September 30, 2022, we had cash and cash equivalents of $8.2 million. Our total assets and undiscounted net assets in liquidation were $123.0 million and $121.2 million, respectively, at September 30, 2022.

Our principal demands for funds are to pay or fund operating expenses, capital expenditures and liquidating distributions to our unitholders. We believe that our current cash balance plus distributions we expect to receive from our investment in Worldwide Plaza will continue to provide adequate capital to fund our operating, administrative and other expenses incurred during liquidation. We currently estimate that our current cash balance is sufficient to cover approximately three years of net operating expenses at the Company. If by August 31, 2023, the space currently leased by Cravath, Swaine & Moore has not been sufficiently re-leased on terms that would generate sufficient cash flow to satisfy debt service requirements, the joint venture that owns Worldwide Plaza would be restricted from making distributions under the terms of its indebtedness. If cash flow distributions from Worldwide Plaza are suspended or lower than currently estimated, we will still be able to satisfy our current operating, administrative and other expenses; however, it is likely that liquidating distributions to our unitholders would be suspended or reduced accordingly.

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

NEW YORK REIT LIQUIDATING LLC

September 30, 2022

Rent collections for retail and amenities tenants at Worldwide Plaza were not impacted by the COVID-19 pandemic during the nine months ended September 30, 2022 though they were impacted during the year ended December 31, 2021. It is uncertain as to the extent of the future impact of the COVID-19 pandemic, including its multiple variants and government mandated measures thereto on rent collections at the property for future quarters. During the nine months ended September 30, 2022 and the year ended December 31, 2021, the property collected 100% of the office rents that were due. WWP has forgiven approximately $494,000 of base rents for current retail and amenities tenants and has written off approximately $477,000 of base rents related to surrendered retail and amenities space. To date, the impact of the COVID-19 pandemic has not been material to the rent collection at Worldwide Plaza, however, it is not possible to estimate the future impact of the pandemic at this time.

Sales Proceeds

In connection with the Liquidation Plan, we plan to sell our remaining 50.1% interest in Worldwide Plaza.

Principal Use of Funds

Capital Expenditures

As of September 30, 2022, we owned a 50.1% interest in the joint venture that owns Worldwide Plaza. In connection with the leasing of the property, the joint venture entered into agreements with its tenants to provide allowances for tenant improvements. These allowances require the joint venture to fund capital expenditures up to amounts specified in the lease agreements. Our share of capital expenditures for the nine months ended September 30, 2022 was funded from property cash flow.

In October 2017 we set aside approximately $90.7 million from the proceeds of our sale of a 48.7% interest in Worldwide Plaza to cover estimated future leasing and capital improvement costs at the property. To the extent all or a portion of the $90.7 million reserve is not used, the balance is to be distributed to unitholders. To date, none of the $90.7 million has been utilized.

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

Cash Flows

Our level of liquidity based upon cash and cash equivalents increased by approximately $0.7 million from $7.5 million at December 31, 2021 to $8.2 million at September 30, 2022.

The holders of shares of common stock of the Predecessor approved the Liquidation Plan on January 3, 2017, and we adopted the liquidation basis of accounting effective January 1, 2017. We did not make any acquisitions in new investments during 2021 or the first nine months of 2022, and, in accordance with the Liquidation Plan, no further acquisitions are expected.

Our primary sources of non-operating cash flow for the nine months ended September 30, 2022 include:

•	$7.6 million distributions in respect of our interest in Worldwide Plaza.

NEW YORK REIT LIQUIDATING LLC

September 30, 2022

Our primary uses of non-operating cash flow for the nine months ended September 30, 2022 include:

•	$5.4 million for liquidating distributions to unitholders.

Our primary sources of non-operating cash flow for the nine months ended September 30, 2021 include:

•	$11.0 million distributions in respect to our interest in Worldwide Plaza.

Our primary uses of non-operating cash flow for the nine months ended September 30, 2021 include:

•	$9.4 million for liquidating distributions to unitholders.

Contractual Obligations

We did not have any contractual debt or lease obligations as of September 30, 2022.

Comparability of Financial Data From Period to Period

Results of Operations

Our remaining asset continues to perform in a manner that is relatively consistent with prior reporting periods. We have experienced no significant changes in occupancy or rental rates at Worldwide Plaza.

Occupancy and Leasing

As of September 30, 2022, Worldwide Plaza was 90.6% leased, compared to 94.6% as of September 30, 2021. The decrease was due to Nomura Holdings America, Inc. exercising their termination rights effective December 31, 2021 for two floors. Additionally, a lease with another tenant expired in accordance with its terms. These spaces are actively being marketed for lease.

Changes in Net Assets in Liquidation

Net assets in liquidation decreased by $191.9 million during the three months ended September 30, 2022, primarily due to a decrease of $192.0 million in the estimated liquidation value of the Company’s investment in Worldwide Plaza and a $0.5 million liquidating distribution to unitholders. The decrease was offset by a $0.7 million net increase due to a remeasurement of estimated costs.

Net assets in liquidation decreased by $202.0 million during the nine months ended September 30, 2022, primarily due to a decrease of $196.1 million in the estimated liquidation value of the Company’s investment in Worldwide Plaza, liquidating distributions to unitholders of $5.4 million and a $0.5 million net decrease due to a remeasurement of estimated costs.

Net assets in liquidation increased by $0.8 million during the three months ended September 30, 2021, primarily due to a net increase of $3.5 million in the estimated liquidation value of the Company’s investment in Worldwide Plaza related to the estimated distributions to be received from working capital at the property and property operations. The increase was offset in part by a liquidating distribution to unitholders of $2.2 million and a $0.5 million net decrease due to a remeasurement of estimated costs.

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

NEW YORK REIT LIQUIDATING LLC

September 30, 2022

The net assets in liquidation at September 30, 2022, which are presented on an undiscounted basis, includes Worldwide Plaza valued based on an indicative non-binding proposal received to purchase some or all of our interest in WWP plus the Company’s respective share of WWP’s net assets, resulting in estimated future liquidating distributions of approximately $7.22 per Unit. This estimate of liquidating distributions includes projections of costs and expenses to be incurred during the next 12 months and costs to dispose of the Company’s remaining investment in WWP. Any change in the future market value of Worldwide Plaza, if any, will be evaluated at each reporting period and will be reflected in the Statement of Net Assets in liquidation at such times. Management’s estimate, like any estimate or projection, is subject to various assumptions and uncertainties including the joint venture’s ability to execute on the business plan, tenants paying their rental obligations, the equity capital and financing markets and New York City market conditions generally.

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

NEW YORK REIT LIQUIDATING LLC

September 30, 2022

Any changes in net realizable value will be reflected as a change in our net assets in liquidation. The liquidation value of our remaining investment in Worldwide Plaza as of September 30, 2022 is based on an indicative non-binding proposal received to purchase some or all of the Company’s interest in WWP and the Company’s share of Worldwide Plaza’s net assets.

Recent Accounting Pronouncement

There are no new accounting pronouncements that are applicable or relevant to the Company under the liquidation basis of accounting.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2022, we had $601.2 million of unconsolidated mortgage debt reflecting our pro rata share of Worldwide Plaza’s total mortgage debt of $1.2 billion. This debt consisted of fixed-rate secured mortgage notes payable. Changes in market interest rates have no impact on interest due on the notes.

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

As of September 30, 2022 an evaluation was performed under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of September 30, 2022.

Other Matters

There have been no changes in our internal control over financial reporting during the most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

NEW YORK REIT LIQUIDATING LLC

September 30, 2022

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

Resignation of Howard Goldberg from the Board of Managers

On November 7, 2022, Howard Goldberg resigned from the Board of Managers (the “Board”) of New York REIT Liquidating LLC (the “Company”), effective November 7, 2022, pursuant to the terms of the Limited Liability Company Agreement of the Company. Mr. Goldberg did not resign as a result of any disagreement with the Company on any matter relating to its operations, policies or practices.

Appointment of Michael L. Ashner to the Board of Managers

On November 9, 2022, Michael L. Ashner was appointed as a manager to the Board of the Company. Mr. Ashner was appointed on the recommendation of WW Investors (as defined below), pursuant to the terns of the previously disclosed Manager Designation Agreement, dated as of June 30, 2020 (the “Manager Designation Agreement”), by and among the Company and WW Investors LLC, Michael L. Ashner and Steven Witkoff (collectively, “WW Investors”). Mr. Ashner is the manager and a member of WW Investors LLC. A copy of the Manager Designation Agreement has been filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”), filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2022.

Mr. Ashner, 70, currently serves as the Chief Executive Officer of Winthrop Capital Advisors, LLC, First Winthrop Corp. and Winthrop Realty Partners L.P., a group of affiliated companies that own, operate and provide asset management services to real estate related assets, He formerly served as a trustee of Winthrop Realty Liquidating Trust, the liquidating trust established to liquidate the remaining assets of Winthrop Realty Trust, a New York Stock Exchange (“NYSE”) listed real estate investment trust. Winthrop Capital Advisors, LLC and its affiliated entities are affiliates of Winthrop REIT Advisors, LLC (the “Winthrop Advisor”). The Winthrop Advisor currently administers the activities of the Company pursuant to the terms of an advisory agreement (as amended, the “Advisory Agreement”) between the Company and the Winthrop Advisor. In accordance with the terms of the Advisory Agreement, the Company pays the Winthrop Advisor two monthly fees aggregating $100,000 (prorated for any partial month). For the 21-month period commencing at the beginning of the Company’s last fiscal year through September 30, 2022, the Company has paid the Winthrop Advisor $2.1 million. Copies of the Advisory Agreement and all amendments thereto have been filed as Exhibits 10.1, 10.5, 10.6 and 10.15 to the Company’s 2021 Form 10-K.

In addition to the above, Mr. Ashner also currently serves as the Chief Executive Officer of First Winthrop Corporation, a real estate investment and management company, a position he has held since 1996. From December 31, 2003 to December 31, 2016, he also served as Chief Executive Officer and Chairman (from April 2004) of Winthrop Realty Trust. Mr. Ashner also served as the Executive Chairman and a Trustee of Lexington Realty Trust (“Lexington”), a NYSE listed real estate investment trust, from December 31, 2006 (when Newkirk Realty Trust, Inc. (“Newkirk”) was merged into Lexington) to March 20, 2008. Prior to the merger between Lexington and Newkirk, he also served as a director and the Chairman and Chief Executive Officer of Newkirk. From August 2002 until their liquidation in 2004, Mr. Ashner served as a director and Chief Executive Officer of Shelbourne Properties I, Inc., Shelbourne Properties II, Inc. and Shelbourne Properties III, Inc. (collectively, the “Shelbourne Entities”), three real estate investment trusts. From 2019 to 2021, he served as a director of CBL Associates & Properties, Inc. Mr. Ashner is a Trustee of the Northwell Hospital System, American Friends of Beit Ruth and a past trustee of the National World War II Museum of New Orleans. He is a graduate of Cornell University and the University of Miami School of Law.

Mr. Ashner’s compensation for service as a non-employee manager will be consistent with that of the Company’s other non-employee managers. The non-employee manager compensation program is described under the caption “Item 11. Executive Compensation – Compensation of Managers” in the Company’s 2021 Form 10-K. Additionally, the Company entered into an indemnification agreement (the “Indemnification Agreement”) with Mr. Ashner in the same form as the indemnification agreements the Company has entered into with its other managers. Mr. Ashner will be indemnified by the Company for certain liabilities and will be advanced certain expenses that have been incurred as a result of action brought, or threatened to be brought, against him as a manager as a result of his service, subject to the limitations set forth in the Indemnification Agreement.

Resignation of John L. Lee as Board Observer

On November 8, 2022, John J. Lee resigned from his position as a Board observer, effective November 8, 2022, in accordance with the terms of the previously disclosed Board Observer Agreement, dated as of October 4, 2021, by and between Mr. Lee and the Company.

Resignation of Joseph Moinian as Board Observer

On November 13, 2022, Joseph Moinian resigned from his position as a Board observer, effective November 13, 2022, in accordance with the terms of the previously disclosed Board Observer Agreement, dated as of June 30, 2022, by and between Mr. Moinian and the Company.

Item 6. Exhibits.

The exhibits listed on the Exhibit Index are included, or incorporated by reference, in this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description

31.1*	Certification of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

.101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within Inline XBRL document)

*	Filed herewith

NEW YORK REIT LIQUIDATING LLC

September 30, 2022

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

Date: November 14, 2022