Form 10-K
period 2022-12-31
New York REIT Liquidating LLC
filed 2023-03-31
CIK 1474464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant are included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-I(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule12b-2). Yes ☐ No ☒

As of February 28, 2023 there were 16,791,769 Units outstanding.

Documents incorporated by reference: None

* New York REIT Liquidating LLC is the successor in interest to New York REIT, Inc. and files reports under the Commission file number for New York REIT, Inc.

NEW YORK REIT LIQUIDATING LLC

FORM 10-K

NEW YORK REIT LIQUIDATING LLC

FORM 10-K

DECEMBER 31, 2022

Notes Regarding Forward-Looking Statements

Certain statements included in this Annual Report on Form 10-K are forward-looking statements. Forward-looking statements are not guarantees of performance. Those statements include statements regarding the intent, belief or current expectations of New York REIT Liquidating LLC (the “Company,” “we,” “our,” or “us”) and members of our management team, as well as the assumptions on which such statements are based, and generally are identified by the use of words such as “may,” “will,” “seeks,” “anticipates,” “believes,” “approximates,” “estimates,” “expects,” “plans,” “intends,” “should,” “would” or similar expressions. Actual results may differ materially from those contemplated by such forward-looking statements. These forward-looking statements are subject to numerous assumptions, risks and uncertainties. Many of the factors that will determine these items are beyond our ability to control or predict. Factors that may cause actual results to differ materially from those contemplated by the forward-looking statements include, but are not limited to, public health crises, such as the novel coronavirus (“COVID-19”) pandemic, as well as those items set forth in this Annual Report on Form 10-K for the year ended December 31, 2022 under “Risk Factors” in Part 1, Item 1A.

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

The following are some of the risks and uncertainties, although not all the risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•
Our predecessor’s (as defined below) board of directors adopted a plan of liquidation, which was approved by our predecessor’s stockholders on January 3, 2017, to sell all or substantially all of the assets of the Company including our operating partnership, New York Recovery Operating Partnership, L.P., a Delaware limited partnership (the “OP”), and to liquidate and dissolve the Company and the OP (the “Liquidation Plan”); however, there can be no assurance that we will succeed in selling our remaining investment and completing the Liquidation Plan;
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

NEW YORK REIT LIQUIDATING LLC

FORM 10-K

DECEMBER 31, 2022

PART I

Item 1. Business.

Organization

All references to the “Liquidating LLC” refer to New York REIT Liquidating LLC and all references to “we,” “us,” “our,” or the “Company” refer to New York REIT Liquidating LLC and its consolidated subsidiaries. References to the Company’s ownership, investment in, and rights and obligations and actions with respect to, WWP Holdings LLC or Worldwide Plaza refer to the interests, rights and obligations, and actions of the Company’s subsidiary ARC NYWWPJV001, LLC, except that references relating to $90.7 million cash reserve established in 2017 from the proceeds of our sale of a 48.7% interest in Worldwide Plaza refer to amounts held by the Company and not by ARC NYWWPJV001, LLC. For example, statements such as “our sole remaining property related asset is a 50.1% ownership interest in Worldwide Plaza,” “our interest in Worldwide Plaza,” “our joint venture partner in Worldwide Plaza,” and similar statements refer to ARC NYWWPJV001, LLC’s interests, activities, rights and obligations, and partner with respect to Worldwide Plaza.

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

At December 31, 2022, the Company’s only significant assets are a 50.1% equity interest in WWP Holdings LLC (“WWP”) which owns one property, aggregating 2.0 million rentable square feet, with an occupancy of 91.0%, and a $90.7 million cash reserve. The Company’s property consists of office space, retail space and a garage, representing 88%, 5% and 7%, respectively, of rentable square feet at December 31, 2022.

Prior to February 28, 2023, the Company sold all of its properties except for the remaining 50.1% interest in Worldwide Plaza. Also, prior to February 28, 2023, the Company, together with the Predecessor, paid aggregate cash liquidating distributions of $1.0 billion, or $61.58 per common share/unit of common membership.

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

NEW YORK REIT LIQUIDATING LLC

FORM 10-K

DECEMBER 31, 2022

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

The Board of Managers was comprised of three members: Randolph C. Read, Craig T. Bouchard and Howard Goldberg. On November 7, 2022, Howard Goldberg resigned from the Board of Managers, effective immediately, pursuant to the terms of the Limited Liability Agreement of the Company. This was not as a result of any disagreement with the operations, policies or practices of the Company. On November 9, 2022, Michael L. Ashner was appointed as a member of the Board of Managers. Since November 9, 2022, the Board of Managers is comprised of Randolph C. Read, Craig T. Bouchard and Michael L. Ashner.

Additionally, John Lee and Joseph Moinian, representing two of the Company’s largest unitholders, served as observers to the Board of Managers from October 4, 2021 and June 30, 2020, respectively, in unpaid positions with no voting rights in connection with Board of Managers matters. On November 8, 2022, John Lee resigned from his position as an observer to the Board of Managers, effective immediately, in accordance with the terms of the previously disclosed Board Observer Agreement between himself and the Company. On November 13, 2022, Joseph Moinian resigned from his position as an observer to the Board of Managers, effective immediately, in accordance with the terms of the previously disclosed Board Observer Agreement between himself and the Company.

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

The business of the Company is the same as the business of the Predecessor immediately preceding the conversion, which, consistent with the Liquidation Plan, consists of the continued ownership of the Predecessor’s interest in Worldwide Plaza, the only remaining property-related asset. Under its operating agreement, the business and affairs of the Company will be managed by or under the direction of its Board of Managers, and the sole purpose is winding up the affairs of the Company and the liquidation of its remaining property-related asset. On March 14, 2022, pursuant to the terms of the operating agreement of the Company, the Board of Managers extended the term of the Company such that the Company will remain in existence until the earlier of (i) the distribution of all Company assets pursuant to liquidation, or (ii) December 31, 2023. The term may be extended to such later date as the Board of Managers determines is reasonably necessary to fulfill the purposes of the Company.

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

Sales Pursuant to the Plan of Liquidation

Pursuant to the Liquidation Plan, excluding the partial sale of Worldwide Plaza, we sold six properties for an aggregate purchase price of $1.325 billion during 2017 and ten properties for an aggregate purchase price of $479.6 million in 2018. There were no property sales during the years 2019-2022.

Assets

Our one remaining property asset is located in New York, New York. See “Properties” in Part I, Item 2 for a description of our remaining asset.

NEW YORK REIT LIQUIDATING LLC

FORM 10-K

DECEMBER 31, 2022

Indebtedness

At December 31, 2022, we indirectly had debt of $601.2 million of unconsolidated mortgage debt reflecting our pro rata share of Worldwide Plaza’s total mortgage debt of $1.2 billion, with a weighted average interest rate equal to 3.98% per annum and a weighted average term to maturity of five years.

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

Competition

The New York City real estate market is highly competitive and there are many competing properties in the New York MSA. With respect to the remaining property asset that we own, we compete for tenants based on a number of factors that include location, rental rates, security, suitability of the property’s design to prospective tenants’ needs and the manner in which the property is operated and marketed. Many competitors have substantially greater marketing budgets and financial resources than we do which could limit our success when we compete with them directly. Competition could have a material effect on our occupancy levels, rental rates and on property operating expenses. The manager for leasing activity at our remaining property also manages leasing activity for multiple properties in New York MSA that we do not have an interest in, and we could compete with them for tenants. We also may compete with other entities advised or sponsored by affiliates of the Winthrop Advisor for tenants.

Subsequent to the adoption of the Liquidation Plan we have competition from newly developed as well as existing properties located in the New York City real estate market both from an operations perspective and with respect to the disposition of our property. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business and our net assets in liquidation.

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

Environmental

As an owner of real estate, we are subject to various environmental laws of federal, state and local governments. Compliance with existing laws has not had a material adverse effect on our financial condition or results of operations, and management does not believe it will have such an impact in the future. However, we cannot predict the impact of unforeseen environmental contingencies or new or changed laws or regulations on the property in which we hold an interest.

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

NEW YORK REIT LIQUIDATING LLC

FORM 10-K

DECEMBER 31, 2022

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

We have filed an action for declaratory judgment in Delaware Chancery Court seeking to affirm the Company’s right to distribute the $90.7 million cash reserve. Our joint venture partner has opposed our right to do so which will affect our ability to make such distributions to unitholders.

We initially set aside approximately $90.7 million from the 2017 refinancing proceeds to cover our share of potential future leasing and capital costs at the property; as discussed in “Note 8 – Commitments and Contingencies,” we believe that any obligation to reserve this amount has lapsed and we are seeking a declaratory judgment in the Delaware Court of Chancery that we are permitted to distribute the reserved funds.

Our subsidiary, ARC NYWWPJV001, LLC, has sought declaratory relief that it need not fund certain disputed capital contributions exceeding $82 million under the Third Amended and Restated Limited Liability Company Agreement of WWP Holdings, LLC (“LLC Agreement”) related to proposed capital improvements at Worldwide Plaza. WWP JV LLC’s counterclaim

NEW YORK REIT LIQUIDATING LLC

FORM 10-K

DECEMBER 31, 2022

against the Company seeks declaratory relief that the Company must continue to maintain the 90.7 million cash reserve until such time as a member of WWP Holdings, LLC issues a call notice for such reserved funds under the LLC Agreement.

The Company cannot predict and expresses no prediction as to the outcome of these matters.

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

The COVID-19 pandemic has had, and may continue to have, an impact on the ability of the tenants at Worldwide Plaza to pay their contractual rents when due or at all. This is especially true for retail and amenities tenants that have been and may continue to be forced to close as a result of government protective measures. Delays or reductions in the payment of rent by tenants of the property, will result in delays or reductions in the cash distributions we receive from the property which will affect the timing and amount of liquidating distributions to our unitholders. Given the uncertainty around the extent and timing of the potential future spread or mitigation of the COVID-19 pandemic and the imposition or relaxation of protective measures, we cannot at this time reasonably estimate the impact of the COVID-19 pandemic to our liquidating distributions and the impact could be material.

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

It is possible we may require additional funds for other capital needs including capital expenditures, working capital and other expenses related to our remaining investment property. There is no assurance that we will have sufficient capital to complete the Liquidation Plan effectively. If we need additional capital, we are unlikely to be able to access the capital markets and any failure to obtain financing to meet our capital needs, on favorable terms or at all, could reduce and delay the liquidating distributions we make to our unitholders from the property.

We are dependent on our joint venture partner, which is the administrative member and has day-to-day control over the activities of Worldwide Plaza, and there can be no assurance as to the timing of a sale of Worldwide Plaza or that we will realize our estimated value.

Our only remaining investment is our 50.1% equity interest in the joint venture that owns Worldwide Plaza. While we own a majority of the membership interests in Worldwide Plaza, under the Worldwide Plaza joint venture agreement, our joint venture partner, which is a joint venture between an affiliate of SL Green Realty Corp. and a private equity fund sponsored by RXR Realty

NEW YORK REIT LIQUIDATING LLC

FORM 10-K

DECEMBER 31, 2022

LLC, is the manager of the joint venture and is responsible for day-to-day management of Worldwide Plaza. All major decisions require the consent of the WWP Board of Managers, however, we do not have control of the day-to-day decisions to be made by Worldwide Plaza, and therefore we are dependent on our joint venture partners and there is a risk of impasse. Additionally, under the joint venture agreement, we would lose approval rights relating to property-level major decisions for Worldwide Plaza if our current designee ceased to serve on the WWP Board of Managers and we did not appoint a replacement consented to by our joint venture partners, such consent not to be unreasonably withheld, within 90 days. Investments in joint ventures, under certain circumstances, involve risks not present were a third party not involved. Our joint venture partner may have economic or other business interests or goals which are inconsistent with our business interests or goals and may be in a position to take actions contrary to our policies or objectives. Disputes between us and our joint venture partner have resulted, and may in the future result, in litigation. See “Note 8 – Commitments and Contingencies” of our notes to the consolidated financial statements included in this Annual Report on From 10-K. Consequently, actions by or disputes with our joint venture partner might result in subjecting us to additional risk. In addition, in certain circumstances we may be liable for the actions of our joint venture partner or subject to dilution of our interest if we fail to make capital contributions to the venture in accordance with the terms of agreements regarding such contributions.

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

The timing of the sale of the property, or our interest in the property, and the ultimate value we receive from the sale, are subject to change. We initially set aside approximately $90.7 million from the 2017 refinancing proceeds to cover our share of potential future leasing and capital costs at the property; as discussed in “Note 8—Commitments and Contingencies,” we believe that any obligation to reserve this amount has lapsed and we are seeking a declaratory judgment in the Delaware Court of Chancery that we are permitted to distribute the reserved funds.

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

NEW YORK REIT LIQUIDATING LLC

FORM 10-K

DECEMBER 31, 2022

Decreases in property values may reduce the amount we receive upon the sale of our remaining property related asset, which would reduce the amount our members receive in liquidating distributions.

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

DECEMBER 31, 2022

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

Historically, extraordinary corporate actions by a company, such as the Liquidation Plan, sometimes lead to securities class action lawsuits being filed against that company. We were already subject to a stockholder lawsuit, which has subsequently been dismissed on the basis of a provision in the Predecessor’s bylaws providing that the state or federal courts of Maryland are the sole and exclusive forum, and which could be appealed, that included claims related to the strategic alternatives process that led to the approval of the Liquidation Plan and may become subject to more of this type of litigation as a result of the Liquidation Plan. Defending ourselves in this litigation may be expensive and, even if we ultimately prevail, the process of defending against lawsuits will divert management’s attention from implementing the Liquidation Plan and otherwise operating our business. If we do not prevail in any lawsuit, we may be liable for damages. We cannot predict the amount of any such damages, however, if applicable, they may be significant and may cause liquidating distributions to our unitholders to be reduced and/or delayed.

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

NEW YORK REIT LIQUIDATING LLC

FORM 10-K

DECEMBER 31, 2022

Interests in the limited liability company are generally non-transferable.

Any stockholders who did not sell their shares of common stock prior to the conversion received membership interests in the limited liability company equivalent to their ownership interests in the Predecessor as represented by the shares of common stock they held prior to the conversion. Membership interests in the limited liability company are generally non-transferable except by will, intestate succession or operation of law. Because of the illiquid nature of these interests, there can be no assurance as to how long any holder thereof may be required to hold them.

Risks Related to Our Properties and Operations

Our remaining property related asset is located in the New York MSA, making us dependent upon the economic climate in New York City.

Our one remaining investment is located in the New York MSA. We are subject to risks generally inherent in concentrating investments in a certain geography. These risks resulting from a lack of diversification may become even greater in the event of a downturn in the commercial real estate industry and could significantly adversely affect the value of our property. A downturn in New York City’s economy, in a submarket within New York City or in the overall national economy could, for example, result in reduced demand for office space. Likewise, declines in the financial services or media sectors may have a disproportionate adverse effect on the New York City real estate market. We believe that there has been a softening in the market for office real estate in New York City which has affected and could continue to affect the proceeds from sale of our property.

Because our portfolio includes a commercial office building located in the New York MSA, which has a relatively large number of financial and professional services sector, significant job losses in the financial and professional services sector may decrease demand for office space, causing market rental rates and property values to be negatively impacted.

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

The New York City real estate market is highly competitive and there are many competing properties in the New York MSA. With respect to the asset that we own, we compete for tenants based on a number of factors that include location, rental rates, security, suitability of the property’s design to prospective tenants’ needs and the manner in which the property is operated and marketed. Many competitors have substantially greater marketing budgets and financial resources than we do, which could limit our success when we compete with them directly. Competition could have a material effect on our occupancy levels, rental rates and on property operating expenses. We also may compete with other entities advised or sponsored by affiliates of the Winthrop Advisor as well SL Green Realty Corp. and RXR Realty LLC, as our partners under the Worldwide Plaza joint venture agreement for tenants.

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

We may be unable to renew expiring leases on terms and conditions that are as, or more, favorable as the terms and conditions of the expiring leases. For example, the lease for approximately 618,000 square feet of office space with Cravath, Swaine & Moore LLP (“Cravath, Swaine & Moore”) expires in August 2024 and the tenant has informed Worldwide Plaza that it does not intend to enter into a new lease upon expiration of the existing lease. In addition, vacancies may occur at our property due to a default by a tenant on its lease or expiration of a lease. Vacancies may reduce the value of a property as a result of reduced cash flow generated by the property. In addition, changes in space utilization by our tenants may impact our ability to renew or relet space without the need to incur substantial costs in renovating or redesigning the internal configuration of the relevant property. If we are unable to promptly

NEW YORK REIT LIQUIDATING LLC

FORM 10-K

DECEMBER 31, 2022

renew expiring leases or re-lease the space at similar rates or if we incur substantial costs in renewing or re-leasing the space, our cash flow and the amount of liquidating distributions we pay could be adversely affected.

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

Tenant credit concentrations make us more susceptible to adverse events with respect to those tenants.

As of December 31, 2022, the following existing tenants represented 5% or more of our total annualized cash base rents:

Tenant	Percentage of Annualized Cash Base Rent
Cravath, Swaine & Moore, LLP [1]	50%
Nomura Holdings America, Inc. [1]	29%

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

As noted above, the lease with Cravath, Swaine & Moore expires in August 2024 and the tenant has informed Worldwide Plaza that it does not intend to enter into a new lease upon expiration of the existing lease.

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

We are an externally managed company and have no employees of our own, and our ability to operate our business, including completing the Liquidation Plan and otherwise operate on a day-to-day basis, will depend to a significant degree upon the contributions of our executive officers, and other key personnel of the Winthrop Advisor. Personnel and services that we require are provided to us under contracts with an external advisor, and we are dependent on an external advisor to manage our operations and manage our real estate assets, including sale of our real estate assets. These responsibilities also include arranging financings, if needed, providing accounting services, providing information technology services, preparing and filing all reports required to be filed by it with the SEC, the IRS and other regulatory agencies.

NEW YORK REIT LIQUIDATING LLC

FORM 10-K

DECEMBER 31, 2022

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

Our operating results are affected by economic and regulatory changes that can have an adverse impact on the real estate market in general.

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

DECEMBER 31, 2022

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

The impact of volatility and disruptions in the global credit and financial markets could increase our counterparty credit risks

Economic downturns, including failures of financial institutions and any related liquidity crisis, can disrupt the capital and credit markets. Such disruptions could cause counterparties to be unable to perform their obligations or to breach their obligations to us under our contracts with them. While we believe that there is a low likelihood that our counterparties will fail to meet their obligations, there can be no assurance that we will adequately protect against these risks.

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

In addition, when excessive moisture accumulates in buildings or on building materials, mold growth may occur, particularly if the moisture problem remains undiscovered or is not addressed over a period of time. Some molds may produce airborne toxins or irritants. Concern about indoor exposure to mold has been increasing, as exposure to mold may cause a variety of adverse health effects and symptoms, including allergic or other reactions. As a result, the presence of significant mold at our remaining property asset could require us to undertake a costly remediation program to contain or remove the mold from the affected property, which would adversely affect our operating results.

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

DECEMBER 31, 2022

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

NEW YORK REIT LIQUIDATING LLC

FORM 10-K

DECEMBER 31, 2022

Risks Related to Conflicts of Interest

Employees of the Winthrop Advisor, including employees who are our executive officers and a member of our Board of Managers, face conflicts of interest related to the positions they hold with the Winthrop Advisor and its affiliates.

We are an externally managed company and have no employees. Employees or consultants of the Winthrop Advisor who provide services to us, including employees or consultants who serve as our executive officers and as a member of our Board of Managers, also hold or may hold positions with the Winthrop Advisor and its affiliates and provide services with respect to other entities or with respect to other properties or businesses of the Winthrop Advisor and its affiliates, which could result in conflicts of interest.

The Winthrop Advisor and its affiliates or entities that they advise own properties, and may seek to acquire additional properties, in the New York metropolitan area. Conflicts could result in actions or inactions by the Winthrop Advisor or employees or consultants of the Winthrop Advisor, including employees or consultants who are our executive officers and a member of our Board of Managers, that are detrimental to our business. Conflicts with our business and interests are most likely to arise from involvement in activities related to (a) allocation of management time and services between us and the other entities, (b) terms and timing of sales of properties, and (c) the lease of vacant space or renewal of existing leases at our properties as compared to properties owned or managed by affiliates of the Winthrop Advisor.

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

Our only significant assets are our interest in the joint venture that owns Worldwide Plaza and our $90.7 million cash reserve. Accordingly, we rely on distributions from our joint venture of their net earnings and cash flows.

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

NEW YORK REIT LIQUIDATING LLC

FORM 10-K

DECEMBER 31, 2022

Risks Associated with Debt Financing and Investments

Our Joint Venture has outstanding debt, and the amount of debt and its cost may increase and refinancing may not be available on acceptable terms.

Our business is subject to risks normally associated with debt financing. The total principal amount of our combined outstanding indebtedness, which represents our pro rata share of Worldwide Plaza’s indebtedness, was $601.2 million as of December 31, 2022.

We may be unable to obtain debt financing or refinance existing indebtedness upon maturity. Our substantial indebtedness and the cash flow associated with serving our indebtedness could have important consequences, including the risks that:

•
our cash flow could be insufficient to pay principal and interest; for example, if the space currently leased by Cravath, Swaine & Moore LLP is not sufficiently re-leased, we expect that operating cash flow will not be sufficient to cover the debt service obligations starting in September 2024.
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
•
if by August 31, 2023, the space currently leased by Cravath, Swaine & Moore LLP has not been sufficiently re-leased on terms that would generate sufficient cash flow to satisfy debt service requirements at the joint venture following the expiration of the Cravath Swaine & Moore LLP lease, the lender has the right to initiate a cash sweep, and the joint venture that owns Worldwide Plaza would be restricted under the terms of its indebtedness from making distributions until the space is sufficiently re-leased or a $42.3 million reserve has been deposited in a reserve account (or a qualifying guaranty or letter of credit has been delivered in such amount) which would affect the amount and timing of liquidating distributions we make;
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

NEW YORK REIT LIQUIDATING LLC

FORM 10-K

DECEMBER 31, 2022

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

General

At December 31, 2022, our sole remaining property related asset is a 50.1% interest in Worldwide Plaza located in New York, New York. The following table presents certain additional information about the property, including the rentable square footage and annualized cash base rent of Worldwide Plaza multiplied by our pro rata share of our investment in WWP:

Property	Ownership	Rentable Sq. Ft.	Percent Occupied	Annualized Cash Base Rent (in thousands)	Annualized Cash Base Rent Per Sq. Ft. (in thousands)	Number of Leases
Worldwide Plaza - Office	50.1%	923,228	90.8%	$57,485	$68.21	15
Worldwide Plaza - Retail	50.1%	122,140	98.5%	2,093	17.76	8
Total/Weighted Average		1,045,369	91.7%	$59,578	$62.00	23

Future Lease Expirations Table

The following is a summary of our pro rata share of Worldwide Plaza lease expirations for the next ten years as of December 31, 2022 (dollar value in thousands):

Year of Expiration	Number of Leases Expiring	Expiring Annualized Cash Rent [1]	Expiring Annualized Cash Rent as a Percentage of the Total [1]	Leased Rentable Square Feet	Percentage of Leased Rentable Sq. Ft. Expiring
2023	—	—	—	—	—
2024	3	30,314	50.7%	310,582	30.0%
2025	1	1,220	2.0%	19,276	1.8%
2026	2	2,825	4.7%	51,942	5.0%
2027	3	1,122	1.9%	82,858	7.9%
2028	1	94	<1.0%	11	<1.0%
2029	2	244	<1.0%	1,156	<1.0%
2030	1	—	—	19,528	1.9%
2031	4	3,880	6.5%	56,846	5.4%
2032	2	1,558	2.6%	30,847	2.9%
Total	19	$41,257	65.8%	573,046	53.8%

NEW YORK REIT LIQUIDATING LLC

FORM 10-K

DECEMBER 31, 2022

(1)
Expiring annualized cash rent represents contractual cash base rents at the time of lease expiration added to current reimbursements from tenants, excluding electric reimbursements and free rent.

Tenant Concentration

The following table lists the tenants whose rented square footage is greater than 10% of the total rentable square footage of Worldwide Plaza as of December 31, 2022 (dollars in thousands):

Tenant	Rented Sq. Ft. [1]	Rented Sq. Ft. as a % of Total	Lease Expiration	Remaining Lease Term [2]	Renewal Options	Annualized Cash Base Rent [1]
Nomura Holdings America, Inc.	353,250	34%	9/2033	10.8	[3]	$17,210
Cravath, Swaine & Moore, LLP	309,385	30%	8/2024	1.7	None	$30,188

(1)
Rented square feet and annualized cash base rent reflect the rented square footage and annualized cash base rent of Worldwide Plaza multiplied by our 50.1% pro rata share of WWP.
(2)
Remaining lease term in years as of December 31, 2022.
(3)
Nomura Holdings America, Inc. has up to four options to renew its lease. The first two options are for renewal terms of five or ten years each and the second two options are for five years each. In total, the renewal options allow for a maximum of 20 years of extended term.

As noted above, the lease with Cravath, Swaine & Moore expires in August 2024 and the tenant has informed Worldwide Plaza that it does not intend to enter into a new lease upon expiration of the existing lease.

Property Financing

As of December 31, 2022, the Worldwide Plaza debt has an outstanding balance of $1.2 billion, bears interest at a blended rate of 3.98% per annum, requires monthly payments of interest only and matures in November 2027. We have no mortgage debt other than our 50.1% share of the Worldwide Plaza debt.

Item 3. Legal Proceedings.

Except as set forth below and described in “Note 8 — Commitments and Contingencies” of our notes to the consolidated financial statements included in this Annual Report on Form 10-K, as of the end of the period covered by this Annual Report on Form 10-K, we are not a party to, and none of our properties are subject to, any material pending legal proceedings.

On December 28, 2022, the Company filed suit against WWP JV LLC captioned New York REIT Liquidating LLC v. WWP JV LLC, (Del. Ch.). The Company is seeking declaratory relief that it may release to its unitholders a reserve of more than $90 million (the “Reserve”) which was established in 2017 in connection with a transaction between the Company’s subsidiary, ARC NYWWPJV 001, LLC, and WWP JV LLC relating to WWP JV LLC's proposed investment in Worldwide Plaza, an office and retail mixed-use project located in midtown Manhattan.

NEW YORK REIT LIQUIDATING LLC

FORM 10-K

DECEMBER 31, 2022

The Company’s subsidiary, ARC NYWWPJV001, LLC filed suit against WWP JV LLC on December 22, 2022. The suit is captioned ARC NYWWPJV001, LLC v. WWP JV LLC, (Sup. Ct. N.Y. City.), and, on February 10, 2023, the Company was named as Counterclaim Defendant and Third-Party Defendant in such action. ARC NYWWPJV001, LLC has sought declaratory relief that it need not fund certain disputed capital contributions exceeding $82 million under the Third Amended and Restated Limited Liability Company Agreement of WWP Holdings, LLC (“LLC Agreement”) related to proposed capital improvements at Worldwide Plaza. WWP JV LLC’s counterclaim against the Company seeks declaratory relief that the Company must continue to maintain the Reserve until such time as a member of WWP Holdings, LLC issues a call notice for the Reserve under the LLC Agreement (the “Counterclaim”). WWP JV LLC’s third party claims against the Company assert claims for fraud, fraudulent inducement, and unjust enrichment and seek damages in excess of $90 million (the “Third Party Claims”). It is the Company’s and ARC NYWWPJV001’s position that the Counterclaim and Third Party Claims are without merit and fail to state any causes of action upon which relief may be granted as a matter of law and/or pursuant to the express terms of the LLC Agreement. Moreover, NYRT is not a party to the LLC Agreement and there is a prior action between NYRT and WWP JV LLC pending in Delaware.

If the Company is unsuccessful in receiving favorable declaratory judgments in the above-referenced actions or is unsuccessful in defending the claims against it therein, the Company may be required to contribute additional capital to the joint venture. The Company cannot predict and expresses no prediction as to the outcome of these matters. Therefore, the Company cannot estimate the range of any reasonably possible loss.

Item 4. Mine Safety Disclosure.

Not applicable.

NEW YORK REIT LIQUIDATING LLC

FORM 10-K

DECEMBER 31, 2022

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

Total Return Performance
New York REIT, Inc.
NYSE Composite Index
NAREIT Equity Index
Index Value
160
140
120
100
80
60
04/15/14
12/31/14
12/31/15
12/31/16
12/31/17
11/02/18

NEW YORK REIT LIQUIDATING LLC

FORM 10-K

DECEMBER 31, 2022

For each calendar quarter indicated, the following table reflects high and low sales prices for the common stock as reported by the NYSE and the amounts paid to our stockholders in respect of these shares to which we refer as “dividends.” All dollar amounts have been adjusted to reflect the 1-for-10 reverse split that occurred in March 2018.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2022
Cash dividends paid per unit (1)	$0.19	$0.10	$0.03	$—
2021
Cash dividends paid per unit (1)	$0.18	$0.25	$0.13	$0.19
2020
Cash dividends paid per unit (1)	$0.10	$0.10	$0.25	$0.25

(1)
Represents distributions of liquidation proceeds. Since the adoption of the Liquidation Plan, we have made cash liquidating distributions totaling $61.58 per unit/share.

Holders

At February 28, 2023, we had 16,791,769 Units outstanding held by a total of 8,327 unitholders of record.

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

We did not repurchase any of our Units during the years ended December 31, 2022 and 2021.

Communications with the Board of Managers

All interested parties (including our unitholders) may communicate with our Board of Managers by sending written communications addressed to such person or persons in care of New York REIT Liquidating LLC, 2 Liberty Square, 9th Floor, Boston, MA 02109, Attention: John Garilli, Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary. Mr. Garilli will deliver all appropriate communications to our Board of Managers no later than the next regularly scheduled meeting of our Board of Managers. If our Board of Managers modifies this process, the revised process will be posted on our website.

Item 6. [Reserved.]

Not applicable.

NEW YORK REIT LIQUIDATING LLC

FORM 10-K

DECEMBER 31, 2022

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements of New York REIT Liquidating LLC and the notes thereto. As used herein, the term “Liquidating LLC” refers to New York REIT Liquidating LLC, a Delaware limited liability company, and the terms “Company,” “we,” “our” and “us” refer to New York REIT Liquidating LLC, and its consolidated subsidiaries and, as required by context to New York REIT, Inc., (the “Predecessor”) a Maryland corporation, to New York Recovery Operating Partnership, L.P., a Delaware limited partnership (the “OP”), and to their subsidiaries. References to the Company’s ownership, investment in, and rights and obligations and actions with respect to, WWP Holdings LLC or Worldwide Plaza refer to the interests, rights and obligations, and actions of the Company’s subsidiary ARC NYWWPJV001, LLC, except that references relating to the $90.7 million cash reserve established in 2017 from the proceeds of our sale of a 48.7% interest in Worldwide Plaza refer to amounts held by the Company and not by ARC NYWWPJV001, LLC. For example, statements such as “our sole remaining property related asset is a 50.1% ownership interest in Worldwide Plaza”, “our interest in Worldwide Plaza”, “our joint venture partner in Worldwide Plaza,” and similar statements refer to ARC NYWWPJV001, LLC’s interests, activities, rights and obligations, and partner with respect to Worldwide Plaza.

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

In October 2018, the Predecessor announced the withdrawal of its common stock from listing on the NYSE in connection with the conversion. November 2, 2018 was the last day on which shares of its common stock were traded on the NYSE and its stock transfer books were closed as of 4:00 p.m. (Eastern Time) on such date. At the effective time of the conversion, each outstanding share of common stock was converted into one unit of common membership interest in the Liquidating LLC (a “Unit”), and holders of shares of the Predecessors common stock automatically received one Unit (which Unit was in book entry form) for each share of the common stock held by such stockholder. Unlike shares of the Predecessor’s common stock, which, in addition to being listed on the NYSE, were freely transferable, Units are not listed for trading and generally are not transferable except by will, intestate succession

NEW YORK REIT LIQUIDATING LLC

FORM 10-K

DECEMBER 31, 2022

or operation of law. Therefore, the holders of Units do not have the ability to realize any value from these interests except from distributions made by the Company, the timing of which will be solely in the discretion of the Board of Managers.

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

Additionally, John Lee and Joseph Moinian, representing two of the Company’s largest unitholders, served as observers to the Board of Managers from October 4, 2021 and June 30, 2020, respectively, in unpaid positions with no voting rights in connection with Board of Managers matters. On November 8, 2022, John Lee resigned from his position as an observer to the Board of Managers, effective immediately, in accordance with the terms of the previously disclosed Board Observer Agreement between himself and the Company. On November 13, 2022, Joseph Moinian resigned from his position as an observer to the Board of Managers, effective immediately, in accordance with the terms of the previously disclosed Board Observer Agreement between himself and the Company.

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

The business of the Company is the same as the business of the Predecessor immediately preceding the conversion, which, consistent with the Liquidation Plan, consists of the continued ownership of the Predecessor’s interest in Worldwide Plaza, the only remaining property-related asset. Under its operating agreement, the business and affairs of the Company will be managed by or under the direction of its Board of Managers, and the sole purpose is winding up the affairs of the liquidation of its remaining property-related asset. On March 14, 2022, pursuant to the terms of the operating agreement of the Company, the Board of Managers extended the term of the Company such that the Company will remain in existence until the earlier of (i) the distribution of all company assets pursuant to liquidation or (ii) December 31, 2023.

The dissolution process and the amount and timing of distributions to unitholders involves risks and uncertainties. Accordingly, it is not possible to predict the timing or aggregate amount which will be ultimately distributed to unitholders, and no assurance can be given that the distributions will equal or exceed the estimate of net assets presented in the Consolidated Statement of Net Assets. To date, liquidating distributions totaling $61.58 per common share/Unit have been paid.

Liquidation Plan

As of the date of this Annual Report on Form 10-K, all of our property related assets have been sold except our remaining interest in Worldwide Plaza. For purposes of liquidation accounting, our estimate of net assets in liquidation value assumes a sale of Worldwide Plaza at December 31, 2023 which is based on estimated cash flow projections utilizing appropriate discount and capitalization rates as well as available market information and assumptions regarding capital expenditures. The actual timing of sale has not yet been determined and is subject to future events and uncertainties. These estimates are subject to change based on the actual timing of the sale of our remaining interest in Worldwide Plaza and the actual cash distributions received during our holding period. The net assets in liquidation of $121.2 million at December 31, 2022 are presented on an undiscounted basis.

Net operating income at Worldwide Plaza has remained relatively steady throughout the COVID-19 pandemic. We will continue to monitor the market and adjust the net realizable value of the investment, if necessary, at each reporting period. The timing of the sale of the property, and the ultimate value we receive from the sale, are subject to change. We initially set aside approximately $90.7 million from the 2017 refinancing proceeds to cover our share of potential future leasing and capital costs at the property; as discussed in “Note 8 — Commitments and Contingencies,” we believe that any obligation to reserve this amount has lapsed and we are seeking a declaratory judgment in the Delaware Court of Chancery that we are permitted to distribute the reserved funds.

NEW YORK REIT LIQUIDATING LLC

FORM 10-K

DECEMBER 31, 2022

Current Activity

There were no sales during 2022.

Liquidity and Capital Resources

As of December 31, 2022, we had cash and cash equivalents and restricted cash aggregating $100.7 million. Our total assets and undiscounted net assets in liquidation were $123.4 million and $121.2 million, respectively, at December 31, 2022.

Our principal demands for funds are to pay or fund operating expenses, capital expenditures and liquidating distributions to our unitholders. We believe that our current cash balance plus distributions we expect to receive from our investment in Worldwide Plaza will continue to provide adequate capital to fund our operating, administrative and other expenses incurred during liquidation. We currently estimate that our current cash balance is sufficient to cover approximately three years of net operating expenses at the Company. If by August 31, 2023, the space currently leased by Cravath, Swaine & Moore has not been sufficiently re-leased on terms that would generate sufficient cash flow to satisfy debt service requirements, the lender has the right to initiate a cash sweep and the joint venture that owns Worldwide Plaza would be restricted from making distributions under the terms of its indebtedness. If the lender initiates a cash sweep, all rent payments would be directed to the sweep account and the lender would control disbursements to cover operating expenditures and capital improvements at Worldwide Plaza. Any excess funds would be retained in a lender-controlled account to be utilized to cover future operating cash shortfall at the property. If cash flow distributions from Worldwide Plaza are suspended or lower than currently estimated, we will still be able to satisfy our current operating, administrative and other expenses; however, it is likely that liquidating distributions to our unitholders would be suspended or reduced accordingly.

Our principal sources and uses of funds are further described below.

Principal Sources of Funds

Cash Flows from Operating Activities

Our cash flows from operating activities are primarily dependent upon the occupancy level at Worldwide Plaza, the net effective rental rates achieved on our leases, the collectability of rent, operating escalations and recoveries from our tenants at Worldwide Plaza and the level of operating and other costs, including general and administrative expenses and other expenses associated with carrying out our Liquidation Plan. Our joint venture partner in Worldwide Plaza has informed us that it does not intend to make any further current distributions to the joint venture partners and intends to reserve all cash flow. The company has filed an action for declaratory judgment in New York Supreme Court contesting our joint venture partner's right to do so.

Rent collections for retail and amenities tenants at Worldwide Plaza were not impacted by the COVID-19 pandemic during the year ended December 31, 2022 though they were impacted during the years ended December 31, 2021 and 2020. It is uncertain as to the extent of the future impact of the COVID-19 pandemic, including multiple variants, and government protective measures thereto on rent collections at the property for future years. During the years ended December 31, 2022 and 2021, the property collected 100% of the office rents that were due. WWP has forgiven approximately $494,000 of base rents for current retail and amenities tenants and has written off approximately $477,000 of base rents related to surrendered retail and amenities space. To date, the impact of the COVID-19 pandemic has not been material to the Company, however, it is not possible to estimate the future impact of the pandemic at this time.

Sales Proceeds

In connection with the Liquidation Plan, we plan to sell our remaining 50.1% interest in Worldwide Plaza.

Other Sources of Funds

During the year ended December 31, 2022 we received net distributions of $8.6 million in respect of our interest in Worldwide Plaza.

NEW YORK REIT LIQUIDATING LLC

FORM 10-K

DECEMBER 31, 2022

Principal Use of Funds

Capital Expenditures

At December 31, 2022, we owned a 50.1% interest in the joint venture that owns Worldwide Plaza. In connection with the leasing of the property, the joint venture entered into agreements with its tenants to provide allowances for tenant improvements. These allowances require the joint venture to fund capital expenditures up to amounts specified in the lease agreements. Our share of capital expenditures during the year ended December 31, 2022 was funded from property cash flow.

We initially set aside approximately $90.7 million from the 2017 refinancing proceeds to cover our share of potential future leasing and capital costs at the property; as discussed in “Note 8 – Commitments and Contingencies” we believe that any obligation to reserve this amount has lapsed, and we are seeking a declaratory judgment in the Delaware Court of Chancery that we are permitted to distribute the reserved funds.

Liquidating Distributions

Until such time as we are able to dispose of our remaining asset, the actual amount and timing of, and record dates for, future liquidating distributions will be determined by our Board of Managers and will depend upon the timing and amount of cash flow distributions we receive from our Worldwide Plaza joint venture and the amounts deemed necessary by our Board of Managers to pay or provide for our liabilities and obligations. The timing and amount of our final liquidating distribution will be dependent on the timing and proceeds of the sale of our remaining interest in Worldwide Plaza and the timing of the resolution of the litigations, discussed in “Note 8 Commitments and Contingencies.” As the Liquidating LLC is treated as a partnership for federal and state income tax purposes, any such liquidating distributions on the Units will be deemed a return of capital.

Loan Obligations

We have no consolidated mortgage notes payable as of December 31, 2022.

As of December 31, 2022, we indirectly had $601.2 million of unconsolidated mortgage debt reflecting our pro rata share of Worldwide Plaza’s total mortgage debt of $1.2 billion. The Worldwide Plaza mortgage debt matures in November 2027 and requires monthly interest only payments. Operating cash flow at the property is expected to be sufficient to cover the monthly debt service payments through August 2024. If the space currently leased by Cravath, Swaine & Moore LLP is not sufficiently re-leased, we expect that operating cash flow will not be sufficient to cover the debt service obligations starting in September 2024.

Cash Flows

Our level of liquidity based upon cash and cash equivalents and restricted cash increased by approximately $1.0 million from $99.7 million at December 31, 2021 to $100.7 million at December 31, 2022.

The holders of the Predecessor’s common stock approved the Liquidation Plan, a plan to sell in an orderly manner all or substantially all of the assets of the Predecessor and New York Recovery Operating Partnership, L.P. (the "OP") and to liquidate and dissolve the Predecessor and the OP, on January 3, 2017, and we adopted the liquidation basis of accounting effective January 1, 2017. We did not make any acquisitions in new investments in 2022, and in accordance with the Liquidation Plan, no further acquisitions are expected.

Our primary sources of non-operating cash flow for the year ended December 31, 2022 include:

•
$8.6 million net distributions related to our interest in Worldwide Plaza.

Our primary uses of non-operating cash flow for the year ended December 31, 2022 include:

•
$5.4 million for liquidating distributions to common shareholders.

Our primary sources of non-operating cash flow for the year ended December 31, 2021 include:

•
$14.8 million net distributions related to our interest in Worldwide Plaza.

NEW YORK REIT LIQUIDATING LLC

FORM 10-K

DECEMBER 31, 2022

Our primary uses of non-operating cash flow for the year ended December 31, 2021 include:

•
$12.6 million for liquidating distributions to common shareholders.

Contractual Obligations

We did not have any contractual debt or lease obligations as of December 31, 2022.

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

Occupancy and Leasing

See Item 2 (“Properties”)

Changes in Net Assets in Liquidation

Net assets in liquidation decreased by $202.0 million during the year ended December 31, 2022. The reduction was primarily due to a net decrease of $194.9 million in the estimated liquidation value of the Company’s investment in Worldwide Plaza primarily related to a decrease in value as well as a decrease in estimated distributions from working capital and property operations. The reduction was also a result of liquidating distributions to unitholders totaling $5.4 million and a $1.7 million decrease due to a remeasurement of estimated costs.

Net assets in liquidation decreased by $4.3 million during the year ended December 31, 2021. The reduction is primarily due to liquidating distributions to unitholders totaling $12.6 million and a $2.5 million decrease due to a remeasurement of estimated costs. The reduction in net assets was offset by a net increase of $10.8 million in the estimated liquidation value of the Company’s investment in Worldwide Plaza primarily related to the estimated distributions from working capital and property operations.

Net assets in liquidation decreased by $35.4 million during the year ended December 31, 2020. The reduction is primarily due to a $37.6 million decrease in the Company’s investment in Worldwide Plaza based on a decrease of the estimated property value of Worldwide Plaza, liquidating distributions to unitholders totaling $11.8 million and a $2.6 million decrease due to a remeasurement of estimated costs. The reduction in net assets was offset by a net increase of $16.6 million in the estimated liquidation value of the Company’s investment in Worldwide Plaza primarily related to the estimated distributions from working capital and property operations.

Net assets in liquidation at December 31, 2022, which are presented on an undiscounted basis, include Worldwide Plaza value based on estimated cash flow projections utilizing appropriate discount and capitalization rates as well as available market information and assumptions regarding capital expenditures in the accompanying consolidated financial statements, assuming we dispose of our investment in the next 12 months, resulting in estimated future liquidating distributions of approximately $7.22 per Unit. This estimate of liquidating distributions includes projections of costs and expenses to be incurred during the next 12 months and costs to dispose of the Company’s remaining investment in WWP. Any changes in the future market value of Worldwide Plaza, if any, will be evaluated at each reporting period and will be reflected in the Statement of Net Assets in liquidation at such times. Management’s estimate, like any estimate or projection, is subject to various assumptions and uncertainties including the joint venture’s ability to execute on the business plan, tenants paying their rental obligations, the equity capital and financing markets and New York City market conditions generally.

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

NEW YORK REIT LIQUIDATING LLC

FORM 10-K

DECEMBER 31, 2022

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

Under liquidation accounting, the investment in unconsolidated joint venture is recorded at its liquidation value, or net realizable value, which is comprised of an estimate of the expected sale proceeds upon disposition plus the estimated net cash flow to be received from the venture during the liquidation period. We evaluate the net realizable value of our unconsolidated joint venture at each reporting period. Any changes in net realizable value will be reflected as a change in our net assets in liquidation. The liquidation value of our remaining investment in Worldwide Plaza at December 31, 2022 is based on estimated cash flow projections utilizing appropriate discount and capitalization rates as well as available market information and assumptions regarding capital expenditures assuming we dispose of our investment in the next 12 months.

Recent Accounting Pronouncement

There are no new accounting pronouncements that are applicable or relevant to the Company under the liquidation basis of accounting.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

At December 31, 2022, we had $601.2 million of unconsolidated mortgage debt reflecting our pro rata share of Worldwide Plaza’s total mortgage debt of $1.2 billion. This debt consisted of fixed-rate secured mortgage notes payable. Changes in market interest rates have no impact on interest due on the notes.

NEW YORK REIT LIQUIDATING LLC

FORM 10-K

DECEMBER 31, 2022

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Board of Managers, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2022. Based on such evaluation, the Company’s Board of Managers have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective.

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

As of December 31, 2022, the Company’s management conducted an assessment of the effectiveness of Company’s internal control over financial reporting. The Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013) in “Internal Control—Integrated Framework.”

Based on that assessment and those criteria, management has maintained and concluded that our internal control over financial reporting was effective as of December 31, 2022.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2022, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None

NEW YORK REIT LIQUIDATING LLC

FORM 10-K

DECEMBER 31, 2022

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Managers of the Company

The following table represents certain information with respect to our managers and executive officers as of the date of this Annual Report on Form 10-K:

Name	Age	Position Held

Randolph C. Read	70	Chairman of the Board, Manager
Craig T. Bouchard	67	Manager
Michael L. Ashner	70	Manager
John Garilli	58	Chief Executive Officer, President,
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

Craig T. Bouchard, Manager - Mr. Bouchard has served as an independent manager since November 2018. Previously, Mr. Bouchard served as an independent director of our Predecessor from October 2016 through November 2018 and served on the nominating and corporate governance committee and the affiliated transactions committee. Mr. Bouchard currently serves as the Executive Chairman of the Board of The Ecolution Power Company (EcolutionPower.com), and is the Co-Chairman of The Space Railway Corporation (Spacerailway.com). Mr. Bouchard is a New York Times Best Selling Author, having co-authored “The Caterpillar Way: Lessons in Leadership, Growth and Stockholder Value,” Copyright 2013, (McGraw Hill, November 2013). In 2010, Mr. Bouchard founded Shale-Inland Holdings LLC (“Shale-Inland,” now known as FloWorks International), a leading distributor of stainless steel pipe, valves and fittings, and stamped and fabricated parts to the United States energy industry. Mr. Bouchard served as the Chief Executive Officer and later as the Chairman of the Board of Shale-Inland through 2012.

Before founding Shale-Inland, in 2004, Mr. Bouchard co-founded and was the President and Vice Chairman of the Board of the steel company Esmark, Inc. (NASDAQ: ESMK). Esmark was the highest appreciating stock on the NASDAQ for the full year 2008. Prior to that, from 1998 to 2003, Mr. Bouchard was the President and Chief Executive Officer of New York-based NumeriX, a risk management software company focused on managing derivative financial risk.

Prior to that, Mr. Bouchard was the Global Head of Derivatives Trading and Quantitative Research at the First National Bank of Chicago, where his career spanned 19 years.

Mr. Bouchard is currently a member of the Leadership Board of the Department of Athletics at Duke University. Mr. Bouchard served on the Board of Trustees of Boston University and on the Foundation of the University of Montana. Mr. Bouchard holds a Bachelor of Arts degree, a Master of Economics degree in Economics, and Doctor of Science, from Illinois State University where he

NEW YORK REIT LIQUIDATING LLC

FORM 10-K

DECEMBER 31, 2022

is in the Hall of Fame of the School of the Arts and Sciences. Mr. Bouchard has a Master of Business Administration (MBA) from the University of Chicago.

Mr. Bouchard is qualified to serve on our Board of Managers based on his extensive experience and knowledge developed through his service as an executive and in corporate management, including his service on our Predecessor’s board of directors.

Michael L. Ashner, Manager - Mr. Ashner currently serves as the Chief Executive Officer of Winthrop Capital Advisors, LLC, First Winthrop Corp. and Winthrop Realty Partners L.P. He formerly served as a trustee of Winthrop Realty Liquidating Trust. From December 2003 to December 2016, he served as Chief Executive Officer and Chairman of Winthrop Realty Trust. Mr. Ashner also served as the Executive Chairman and a Trustee of Lexington Realty Trust. Prior to the merger between Lexington and Newkirk, he also served as a director and the Chairman and Chief Executive Officer of Newkirk. From 2002 to 2004, Mr. Ashner served as a director and Chief Executive Officer of Shelbourne Properties I, Inc., Shelbourne Properties II, Inc. and Shelbourne Properties III, Inc. From 2019 to 2021, he served as a director of CBL Associates & Properties, Inc. Mr. Ashner is a Trustee of the Northwell Hospital System, American Friends of Beit Ruth and a past trustee of the National World War II Museum of New Orleans. He is a graduate of Cornell University and the University of Miami School of Law.

Mr. Ashner is qualified to serve on our Board of Managers based on his extensive experience and knowledge in the real estate industry developed through his service as an executive officer and in corporate management, including his service with the companies listed above.

Executive Officers of the Company

John Garilli, Chief Executive Officer, President, Chief Financial Officer, Treasurer and Secretary – Mr. Garilli has served as Chief Executive Officer, President, Chief Financial Officer, Treasurer and Secretary since November 2018. Previously, Mr. Garilli served as the Chief Executive Officer of our Predecessor from July 2018 until November 2018 and as the Chief Financial Officer, Secretary and Treasurer of our Predecessor from March 2017 until November 2018. Mr. Garilli served as Interim President and Chief Executive Officer of Luby’s Inc. from February 2021 until its dissolution in May 2022. Mr. Garilli has served as a Trustee of LUB Liquidating Trust, successor to Luby's Inc., since June 2022. Mr. Garilli has served as Interim Chief Financial Officer of Seritage Growth Properties since January 2022. Mr. Garilli served as Chief Financial Officer of Winthrop Realty Trust from June 2012 until its liquidation in August 2016. Mr. Garilli has been with Winthrop Capital Advisors (f/k/a First Winthrop Corporation), a real estate investment and management company and affiliate of the Winthrop Advisor since September 1995 and currently serves as its President.

Family Relationships

There are no family relationships between any of our managers or executive officers.

Audit Committee

Due to the Company’s limited operations and level of activity, which primarily includes the sale of our remaining asset and the payment of outstanding obligations, we have not had an audit committee or other committee that performs similar functions and, consequently, had not designated an audit committee financial expert. Given the addition to the Board of Managers of Mr. Ashner, and his affiliation with the Winthrop Advisor, on March 14, 2023, our Board of Managers created an audit committee consisting of Craig T. Bouchard and Randolph C. Read, each of whom is an audit committee financial expert as defined in Item 407(d)(5) of Regulation S-K.

NEW YORK REIT LIQUIDATING LLC

FORM 10-K

DECEMBER 31, 2022

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

The Code of Ethics can be obtained without charge, upon request, by writing to our secretary at: New York REIT Liquidating LLC, 2 Liberty Square, 9th Floor, Boston, MA 02109, Attention: John Garilli, Secretary. A waiver of the Code of Ethics may be made only by our Board of Managers and will be promptly disclosed to the extent required by law.

Item 11. Executive Compensation.

We have no employees. Our Advisor performs our day-to-day management functions. For 2022 and 2021, our only named executive officer is Mr. Garilli. Mr. Garilli serves as our Chief Executive Officer, President, Chief Financial Officer, Treasurer and Secretary. Mr. Garilli is an employee of the Advisor and does not receive any compensation directly from us for serving as our executive officer. We do not reimburse our Advisor or its affiliates for salaries, bonuses or benefits incurred by these entities and paid to our named executive officers.

See “Certain Relationships and Related Transactions and Director Independence” in Part III, Item 13 for a discussion of fees payable and expenses reimbursable to the Advisor, the Property Manager, and their affiliates under our agreements with them.

We did not determine the compensation payable to our named executive officers by our Advisor or its affiliates during the year ended December 31, 2022. As a result, we do not have, and our Board of Managers has not considered a compensation policy or program for executive officers. Accordingly, we have not included in this Annual Report on Form 10-K a “Compensation Discussion and Analysis,” report with respect to executive compensation or a ratio of the compensation of our Chief Executive Officer or our median employee.

Compensation of Executive Officers

The following table, footnote and related narrative summarizes the “total compensation” earned by the named executive officers for services rendered to the Company for each of the fiscal years ended December 31, 2022, 2021 and 2020 during which such individuals were designated as named executive officers:

Name and Principal Position	Year	Salary	Total
John Garilli,	2022	$—	$—
Chief Executive Officer, President and	2021	—	—
Chief Financial Officer	2020	—	—

Equity Compensation

There are no outstanding equity-based awards as of the fiscal year ended December 31, 2022.

Compensation of Managers

The following table sets forth information regarding compensation of managers who served as members of our Board of Managers during the year ended December 31, 2022:

Name	Fees Paid in Cash	Total Compensation
Craig Bouchard	$60,000	$60,000
Howard Goldberg	60,000	60,000
Randolph C. Read	120,000	120,000
Michael L. Ashner	15,000	15,000

NEW YORK REIT LIQUIDATING LLC

FORM 10-K

DECEMBER 31, 2022

Effective July 1, 2020, the monthly stipend paid to each Manager was reduced to $5,000 per month with the non-executive chair receiving an additional $5,000 per month. Fees earned by our managers for their services are paid quarterly in advance.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our Units as of December 31, 2022 by:

•
each person known by us to be the beneficial owner of more than 5.0% of the outstanding Units;
•
each of our Managers and named executive officers; and
•
all of our Managers and executive officers as a group.

Except as otherwise indicated, each unitholder listed below has sole voting and investment power with respect to the Units beneficially owned by them, subject to applicable community property laws. As of February 28, 2023, there were 16,791,769 Units outstanding.

Beneficial Owner (1)	Numbers of Units Beneficially Owned	Percent of Class
Joseph Moinian (2)	1,678,417	10.0%
Pacific Investment Management Company LLC (3)	1,649,082	9.8%
Indaba Capital Management LP (4)	1,645,561	9.8%
TSSP Sub-Fund HoldCo (5)	1,645,493	9.8%
Morgan Stanley Co. LLC (6)	1,515,000	9.0%
Davidson Kempner Capital Mgmt LP (7)	1,415,223	8.4%
683 Capital Management LLC (8)	938,730	5.6%
Michael Ashner (9)	92,400	*
John A. Garilli	4,000	*
Randolph C. Read	1,849	*
Craig T. Bouchard	493	*
All directors and executive officers as a group (4 persons)	98,742	*

* Less than 1%

(1)
Unless otherwise indicated, the business address of each individual or entity listed in the table is 2 Liberty Square, 9th Floor, Boston, Massachusetts 02109.
(2)
The business address for Joseph Moinian is 3 Columbus Circle, 26th Floor, New York, New York 10019. Joseph Moinian has sole voting power over 1,678,417 Units. The information contained herein respecting Joseph Moinian is based solely on Schedule 13G filed by Joseph Moinian with the SEC on July 7, 2020.
(3)
The business address for Pacific Investment Management Company LLC is 650 Newport Center Drive, Newport Beach, California 92660. Pacific Investment Management Company LLC has sole voting power over 1,649,082 Units. The information contained herein respecting Pacific Investment Management Company LLC is based solely on Schedule 13G/A filed by Pacific Investment Management Company LLC with the SEC on February 14, 2023.
(4)
The business address for Indaba Capital Management LP is One Letterman Drive, Suite DM700, San Francisco, California 94129. Indaba Capital Management LP has shared voting power over 1,645,561 Units. The information contained herein respecting Indaba Capital Management LP is based solely on Schedule 13G/A filed by Indaba Capital Management LP with the SEC on February 16, 2021.
(5)
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

NEW YORK REIT LIQUIDATING LLC

FORM 10-K

DECEMBER 31, 2022

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
(9)
Mr. Ashner disclaims beneficial ownership of 4,100 shares held by his adult children.

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

To our knowledge, based solely on our review of the copies of such reports furnished to us and written representations that no other reports were required during the year ended December 31, 2022, all Section 16(a) filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were timely satisfied.

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

Mr. Ashner was appointed as a member of the Board of Managers on November 7, 2022. Mr. Ashner serves as the Chief Executive Officer of the Winthrop Advisor.

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

NEW YORK REIT LIQUIDATING LLC

FORM 10-K

DECEMBER 31, 2022

The following table sets forth the various fees and expenses paid by us to the Winthrop Advisor during the year ended December 31, 2022:

Asset Management Fees	$1,200,000

Advisory Agreement – Advisor

The activities of the Liquidating LLC are administered by the Winthrop Advisor pursuant to the terms of an advisory agreement, as amended, the “Advisory Agreement” between the Company and the Winthrop Advisor.

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

In connection with the adoption of liquidation accounting, the Company accrues costs it expects to incur through the end of liquidation. At December 31, 2022, the Company has accrued asset management fees totaling $1.2 million payable to Winthrop Advisor representing management’s estimate of future asset management fees to final liquidation, provided there is no assurance that the contract will continue to be extended at the same terms, if at all. This amount is included in estimated costs in excess of estimated receipts during liquidation.

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

Manager Designation Agreement

On June 30, 2020, the Company entered into a Manager Designation Agreement (the “Manager Designation Agreement”) with WW Investors LLC, (“WW Investors”), an affiliate of the Winthrop Advisor, which owned, as of the date of the Manager Designation Agreement, 132,774 Units in the aggregate. The Manager Designation Agreement provided that Howard Goldberg, then a member of the Board, was to be deemed to be WW Investors’ designee on the Board and further provided that for so long as they are not in breach of the Manager Designation Agreement, WW Investors shall be entitled to recommend a replacement nominee to the Board to fill a vacancy on the Board resulting from Mr. Goldberg’s resignation, death or disability, subject to the approval of the Board in its reasonable discretion. On November 7, 2022, Mr. Goldberg resigned from the Board of Managers. On November 9, 2022, Michael L. Ashner was appointed as a member of the Board of Managers. Furthermore, pursuant to the Manager Designation Agreement, WW Investors, and their affiliates agree to certain standstill restrictions until the earlier of (A) such time that WW Investors’ Board designee is removed and the Company fails to seat a replacement pursuant to the Manager Designation Agreement, (B) the Winthrop Advisor is replaced as the Company’s advisor and (C) the later of (i) 14 months from the date of the Manager Designation Agreement and (ii) such time as a WW Investor designee is no longer a member of the Board.

NEW YORK REIT LIQUIDATING LLC

FORM 10-K

DECEMBER 31, 2022

Item 14. Principal Accounting Fees and Services.

KPMG LLP has been selected to serve as our independent registered public accounting firm to audit our consolidated financial statements for the year ending December 31, 2022. Prior to the formation of the Audit Committee in March 2023, KPMG LLP reported directly to our Board of Managers. The Board of Managers participated in and approved the decision to appoint KPMG LLP for the years ended December 31, 2022 and 2021. Subsequent to the formation of the Audit Committee, KPMG LLP reports directly to our Audit Committee.

Audit Fees

Audit fees charged by KPMG LLP related to the audits of our consolidated financial statements for each of the years ended December 31, 2022 and 2021 were $360,000 and $300,000 which were incurred during the years ended December 31, 2022 and 2021, respectively.

Auditor Name: KPMG LLP

Auditor Location: Stamford, CT

Auditor Firm ID: 185

Audit Related Fees

There were no audit related fees billed by KPMG LLP for the years ended December 31, 2022 and 2021.

Tax Fees

There were no tax fees billed by KPMG for the years ended December 31, 2022 and 2021.

All Other Fees

There were no other fees billed by KPMG LLP for the years ended December 31, 2022 and 2021.

NEW YORK REIT LIQUIDATING LLC

FORM 10-K

DECEMBER 31, 2022

PART IV

Item 15. Exhibits and Financial Statement Schedules.

The following are filed as part of this Annual Report on Form 10-K:

		Page Number
1.	Financial Statements – Part II, Item 8, Financial Statement and Supplementary Data	31

2.	Exhibits: See accompanying Exhibit Index	40

NEW YORK REIT LIQUIDATING LLC

FORM 10-K

DECEMBER 31, 2022

EXHIBIT INDEX

The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2022 (and are numbered in accordance with Item 601 of Regulation S-K):

Exhibit No.	Description

2.1 (8)	Plan of Liquidation

2.2 (9)	Amendment to Plan of Liquidation

3.1 (4)	Articles of Conversion of New York REIT, Inc.

3.2 (4)	Certificate of Conversion of New York REIT, Inc.

3.3 (4)	Certificate of Formation of New York REIT Liquidating LLC

3.4 (4)	Limited Liability Company Agreement of New York Liquidating LLC, dated as of November 7, 2018

4.1 (5)	Description of Units

10.1 (1)	Agreement, dated as of December 19, 2016, by and among New York REIT, Inc., New York Recovery Operating Partnership, L.P. and Winthrop REIT Advisors LLC

10.4 (3)	Third Amended and Restated Limited Liability Company Agreement of WWP Holdings, LLC dated October 18, 2017

10.5 (6)	Amendment No. 2 to Advisory Agreement, dated as of June 6, 2018, among New York REIT, Inc., New York Recovery Operating Partnership, L.P. and Winthrop REIT Advisors LLC

10.6 (7)	Amendment No. 3 to Advisory Agreement dated as of August 7, 2018, among New York REIT Inc., New York Recovery Operating Partnership, L.P. and Winthrop REIT Advisors LLC

10.7 (10)	Indemnification Agreement dated November 13, 2018, between New York REIT Liquidating LLC and Randolph C. Read

10.8 (10)	Indemnification Agreement dated November 13, 2018, between New York REIT Liquidating LLC and Craig T. Bouchard

10.9 *	Indemnification Agreement dated March 30, 2023, between New York REIT Liquidating LLC and Michael L. Ashner

10.10 (10)	Indemnification Agreement dated November 13, 2018, between New York REIT Liquidating LLC and John Garilli

10.11 (11)	Manager Designation Agreement dated June 30, 2020 by and among New York Liquidating LLC and the WW Investors party thereto

10.12 (12)	Amendment No. 4 to Advisory Agreement dated as of October 30, 2020, among New York REIT Liquidating LLC and Winthrop REIT Advisors LLC

21.1 *	Subsidiaries of New York REIT Liquidating LLC

23.1 *	Consent of KPMG LLP

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

NEW YORK REIT LIQUIDATING LLC

FORM 10-K

DECEMBER 31, 2022

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
(12)
Filed as an exhibit to New York REIT Liquidating LLC’s Quarterly Report on Form 10-Q filed with the SEC on November 4, 2020.
(13)
Filed as an exhibit to New York REIT Liquidating LLC’s Current Report on Form 8-K filed with the SEC on October 6, 2021.

Item 16. Form 10-K Summary.

Not applicable.

NEW YORK REIT LIQUIDATING LLC

FORM 10-K

DECEMBER 31, 2022

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 31st day of March 2023.

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

/s/ Randolph C. Read Randolph C. Read	Manager	March 31, 2023

/s/ Craig T. Bouchard Craig T. Bouchard	Manager	March 31, 2023

/s/ Michael L. Ashner Michael L. Ashner	Manager	March 31, 2023

NEW YORK REIT LIQUIDATING LLC

Report of Independent Registered Public Accounting Firm

To the Unitholders and Board of Managers

New York REIT Liquidating LLC:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of net assets of New York REIT Liquidating LLC and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of changes in net assets for each of the years in the three-year period ended December 31, 2022 and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, net assets in liquidation as of December 31, 2022 and 2021 and the changes in net assets in liquidation for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of the expected sales proceeds upon disposition of underlying real estate

As discussed in Note 3 to the consolidated financial statements, the Company records the investment in unconsolidated joint venture at its liquidation value, or net realizable value, which is comprised of an estimate of the expected sale proceeds upon disposition plus the estimated net cash flow from the venture during the liquidation period. The Company evaluates the net realizable value of its unconsolidated joint venture at each reporting period and any changes in net realizable value are reflected as a change in the Company’s net assets in liquidation. The investment in unconsolidated joint venture represents an equity interest in Worldwide Plaza and its expected sale proceeds is determined using estimated cash flow projections utilizing discount and capitalization rates as well as available market information and assumptions regarding capital expenditures. The liquidation value of the Company’s investment in unconsolidated joint venture was $22.7 million as of December 31, 2022.

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

/s/ KPMG LLP

Stamford, Connecticut

March 31, 2023

NEW YORK REIT LIQUIDATING LLC

CONSOLIDATED STATEMENTS OF NET ASSETS (LIQUIDATION BASIS)

AS OF December 31, 2022 and 2021

(in thousands)

	December 31, 2022	December 31, 2021
Assets
Investment in unconsolidated joint venture	$22,692	$226,175
Cash and cash equivalents	8,192	7,535
Restricted cash	92,538	92,127
Total Assets	123,422	325,837
Liabilities
Liability for estimated costs in excess of estimated receipts during liquidation	1,420	2,384
Accounts payable, accrued expenses and other liabilities	841	342
Total Liabilities	2,261	2,726
Commitments and Contingencies
Net assets in liquidation	$121,161	$323,111

The accompanying notes are an integral part of these consolidated financial statements.

NEW YORK REIT LIQUIDATING LLC

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(LIQUIDATION BASIS)

FOR THE YEARS ENDED December 31, 2022, 2021 AND 2020

(in thousands)

	December 31, 2022	December 31, 2021	December 31, 2020
Net assets in liquidation, beginning of period	$323,111	$327,390	$362,791
Changes in net assets in liquidation:
Changes in liquidation value of investment in unconsolidated joint venture	(194,888)	10,848	(21,065)
Remeasurement of assets and liabilities	(1,690)	(2,533)	(2,582)
Net increase (decrease) in liquidation value	(196,578)	8,315	(23,647)
Liquidating distributions to unitholders/common stockholders	(5,372)	(12,594)	(11,754)
Changes in net assets in liquidation	(201,950)	(4,279)	(35,401)
Net assets in liquidation, end of period	$121,161	$323,111	$327,390

The accompanying notes are an integral part of these consolidated financial statements.

NEW YORK REIT LIQUIDATING LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022, 2021 AND 2020

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

As of December 31, 2022, the Company’s only significant assets are a 50.1% equity interest in WWP Holdings LLC (“WWP”) which owns one property aggregating 2.0 million rentable square feet, with an average occupancy of 91.0%, and cash, cash equivalents and restricted cash totaling $100.7 million. The property at December 31, 2022 consisted of office space, retail space and a garage representing 88%, 5% and 7%, respectively, of rentable square feet as of year ended December 31, 2022.

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

The Board of Managers was initially comprised of three members: Randolph C. Read, Craig T. Bouchard and Howard Goldberg. On November 7, 2022, Howard Goldberg resigned from the Board of Managers, effective immediately, pursuant to the terms of the Limited Liability Agreement of the Company and not as a result of any disagreement with the operations, policies or

NEW YORK REIT LIQUIDATING LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022, 2021 AND 2020

practices of the Company. On November 9, 2022, Michael L. Ashner was appointed as a member of the Board of Managers. As of November 9, 2022, the Board of Managers is comprised of Randolph C. Read, Craig T. Bouchard and Michael L. Ashner.

Additionally, John Lee and Joseph Moinian, representing two of the Company’s largest unitholders, served as observers to the Board of Managers from October 4, 2021 and June 30, 2020, respectively, in unpaid positions with no voting rights in connection with Board of Managers matters. On November 8, 2022, John Lee resigned from his position as an observer to the Board of Managers, effective immediately, in accordance with the terms of the previously disclosed Board Observer Agreement between himself and the Company. On November 13, 2022, Joseph Moinian resigned from his position as an observer to the Board of Managers, effective immediately, in accordance with the terms of the previously disclosed Board Observer Agreement between himself and the Company.

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

The business of the Company is the same as the business of the Predecessor immediately preceding the conversion, which, consistent with the Liquidation Plan, consists of the continued ownership of the Predecessor’s interest in Worldwide Plaza, the only remaining property-related asset. Under its operating agreement, the business and affairs of the Company will be managed by or under the direction of its Board of Managers, and the sole purpose is winding up the affairs of the Company and the liquidation of its remaining asset. On March 14, 2022, pursuant to the terms of the operating agreement of the Company, the Board of Managers extended the term of the Company such that the Company will remain in existence until the earlier of (i) the distribution of all Company assets pursuant to liquidation, or (ii) December 31, 2023. The term may be extended to such later date as the Board of Managers determines is reasonably necessary to fulfill the purposes of the Company.

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

Rent collections for retail and amenities tenants at Worldwide Plaza were not impacted by the COVID-19 pandemic during the years ended December 31, 2022, thought they were impacted during the year ended December 31, 2021. It is uncertain as to the extent of the future impact of the COVID-19 pandemic, including its multiple variants and government protective measures thereto on rent collections at the property for future quarters. WWP has forgiven of approximately $494,000 of base rents for current retail and amenities tenants and has written off approximately $477,000 of base rents related to surrendered retail and amenities space. To date, the impact of the COVID-19 pandemic has not been material to Worldwide Plaza, however, it is not possible to estimate the future impact of the pandemic at this time.

Liquidation Basis of Accounting

As a result of the approval of the Liquidation Plan by the stockholders, the Company adopted the liquidation basis of accounting as of January 1, 2017 and for the periods subsequent to December 31, 2016 in accordance with GAAP. Accordingly, on January 1, 2017, the carrying value of the Company’s assets were adjusted to their liquidation value, which represented the estimated amount of cash that the Company expected to collect on disposal of assets as it carried out its liquidation activities under the Liquidation Plan. All properties have been sold except the remaining interest in Worldwide Plaza. For purposes of liquidation accounting, which requires estimating go-forward revenues and expenses including net sale proceeds, the Company’s estimate of net assets in liquidation value assumes a sale of Worldwide Plaza at December 31, 2023 which is the end of our current projected liquidation period as

NEW YORK REIT LIQUIDATING LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022, 2021 AND 2020

discussed below. The actual timing of sale has not yet been determined and is subject to future events and uncertainties. These estimates are subject to change based on the actual timing of sale of the Company’s remaining property.

Liabilities are carried at their contractual amounts due as adjusted for the timing and other assumptions related to the liquidation process.

The Company accrues costs and revenues that it expects to incur and earn as it carries out its liquidation activities through the end of the projected liquidation period to the extent it has a reasonable basis for estimation. Under the liquidation basis of accounting, it is generally accepted that the period of time to assume a reasonable basis for estimation would not exceed one year from the reporting date. As such, our current projected liquidation period ends on December 31, 2023. Estimated costs expected to be incurred through the end of the liquidation period include corporate overhead costs associated with satisfying known and contingent liabilities and other costs associated with the winding down and dissolution of the Company. Revenues are based on current interest rate assumptions. These amounts are classified as a net liability for estimated costs in excess of estimated receipts during liquidation on the Consolidated Statements of Net Assets. Actual costs and revenues may differ from amounts reflected in the consolidated financial statements due to the inherent uncertainty in estimating future events. These differences may be material. See Note 4 for further discussion. Actual costs incurred but unpaid as of December 31, 2022 and 2021 are included in accounts payable, accrued expenses and other liabilities on the Consolidated Statements of Net Assets.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and consolidated joint venture arrangements in which the Company has controlling financial interests, either through voting or similar rights or by means other than voting rights if the Company is the primary beneficiary of a variable interest entity (“VIE”). The portions of any consolidated joint venture arrangements not owned by the Company would be presented as noncontrolling interests. There were no consolidated joint venture arrangements at December 31, 2022 or 2021. All inter-company accounts and transactions have been eliminated in consolidation.

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

NEW YORK REIT LIQUIDATING LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022, 2021 AND 2020

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

Restricted Cash

At December 31, 2022 and 2021, management has included in restricted cash $92.1 million. Of this sum, $90.7 million has been reserved either for potential capital improvement work at Worldwide Plaza, should the Company elect to contribute, or to be paid as a liquidating distribution to unitholders. The remaining $1.4 million is being held in escrow in connection with the sale of the Viceroy Hotel (the “Viceroy Escrow”). The Viceroy Escrow was established from proceeds of the sale of the Viceroy Hotel and was required to cover a potential seller’s obligation to fund any shortfalls to the New York Hotel Pension Fund should the purchaser of the property withdraw from the Pension Fund without fully funding the then outstanding shortfall due the Pension Fund. The Viceroy Escrow is set to expire in October 2023, and the funds will be used to satisfy the liabilities under agreement or will be distributed to unitholders.

Investment in Unconsolidated Joint Venture

The Company accounts for its investment in unconsolidated joint venture under the equity method of accounting because the Company exercises significant influence over but does not control the entity and is not considered to be the primary beneficiary.

The investment in unconsolidated joint venture is recorded at its liquidation value, or net realizable value, which is comprised of an estimate of the expected sale proceeds upon disposition plus the estimated net income from the venture during the liquidation period. The Company evaluates the net realizable value of its unconsolidated joint venture at each reporting period. Any changes in net realizable value will be reflected as a change in the Company’s net assets in liquidation. The liquidation value of the Company’s remaining investment in Worldwide Plaza as of December 31, 2022 and 2021 is based on estimated cash flow projections utilizing appropriate discount and capitalization rates as well as available market information and assumptions regarding capital expenditures.

Revenue Recognition

The Company has no revenue sources other than interest income which are classified in liability for estimated costs in excess of estimated receipts during liquidation on the Consolidated Statement of Net Assets.

Income Taxes

The Predecessor qualified as a REIT under Sections 856 through 860 of the Internal Revenue Code effective for its taxable year ended December 31, 2010 through November 7, 2018, the date of the conversion. In order to qualify for taxation as a REIT, the Predecessor was generally required, among other things, to distribute annually at least 90% of the Company’s REIT taxable income to the Company’s stockholders. The Predecessor distributed to its stockholders amounts in excess of 100% of its REIT taxable income for the period January 1, 2018 through November 7, 2018 and for the year ended December 31, 2017.

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

As of December 31, 2022, the Predecessor had no material uncertain income tax positions. The tax years subsequent to and including the year ended December 31, 2018 remain open to examination by the major taxing jurisdictions to which the Company and the Predecessor is subject.

NEW YORK REIT LIQUIDATING LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022, 2021 AND 2020

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

At December 31, 2022 and 2021, the Company accrued the following expenses expected to be incurred during liquidation (in thousands):

	2022	2021
General and administrative expenses	$(1,420)	$(2,384)
Liability for estimated costs in excess of estimated receipts during liquidation	$(1,420)	$(2,384)

The change in the liability for estimated costs in excess of estimated receipts during liquidation as of December 31, 2022 and 2021 is as follows (in thousands):

	January 1, 2021	Net Change in Working Capital (1)	Remeasurement of Assets and Liabilities	December 31, 2022
General and administrative expenses	$(2,384)	$2,654	$(1,690)	$(1,420)
Total liability for estimated costs in excess of estimated receipts during liquidation	$(2,384)	$2,654	$(1,690)	$(1,420)

(1)
Represents changes in cash, restricted cash, accounts receivable, accounts payable and accrued expenses as a result of the Company’s operating activities for the year ended December 31, 2022.

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

NEW YORK REIT LIQUIDATING LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022, 2021 AND 2020

Note 5 – Net Assets in Liquidation

Net assets in liquidation decreased by $202.0 million during the year ended December 31, 2022. The reduction was primarily due to net decrease of $194.9 million in the estimated liquidation value of the Company’s investment in Worldwide Plaza primarily related to a decrease in value as well as a decrease in estimated distributions from working capital and property operations. The decrease in value is driven by increased interest rates, inflation, uncertainty of the timing of market recovery and continued lack of transactions in the market for office buildings, especially in the New York City market. The reduction also included liquidating distributions to unitholders totaling $5.4 million and a $1.7 million decrease due to a remeasurement of estimated costs.

Net assets in liquidation decreased by $4.3 million during the year ended December 31, 2021. The reduction was primarily due to liquidating distributions to unitholders totaling $12.6 million and a $2.5 million decrease due to a remeasurement of estimated costs. The reduction in net assets was offset by a net increase of $10.8 million in the estimated liquidation value of the Company’s investment in Worldwide Plaza primarily related to the estimated distributions from working capital and property operations.

Net assets in liquidation decreased by $35.4 million during the year ended December 31, 2020. The reduction was primarily due to a $37.6 million decrease in the Company’s investment in Worldwide Plaza based on a decrease of the estimated property value of Worldwide Plaza, liquidating distributions to unitholders totaling $11.8 million and a $2.6 million decrease due to a remeasurement of estimated costs. The reduction in net assets was offset by a net increase of $16.6 million in the estimated liquidation value of the Company’s investment in Worldwide Plaza primarily related to the estimated distributions from working capital and property operations.

The net assets in liquidation at December 31, 2022, presented on an undiscounted basis, include the Company’s proportionate share in Worldwide Plaza’s net assets which include a property value based on estimated cash flow projections utilizing appropriate discount and capitalization rates as well as available market information. The estimated cash flow projections, which include minimal future capital investment, were negatively impacted by the market factors discussed above and result in a property value that approximates Worldwide Plaza’s current debt balance.

There were 16,791,769 Units outstanding at December 31, 2022. The net assets in liquidation as of December 31, 2022, if sold at their net asset value, would result in liquidating distributions of approximately $7.22 per Unit. The net assets in liquidation as of December 31, 2022 of $121.2 million, if sold at their net asset value, plus the cumulative liquidating distributions paid to stockholders of $1.03 billion ($61.58 per common share/Unit) prior to December 31, 2022 would result in cumulative liquidating distributions to stockholders/unitholders of $68.80 per Unit. There is inherent uncertainty with these estimates, and they could change materially based on the timing of the sales, the performance of the underlying assets and any changes in the underlying assumptions of the estimated cash flows.

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

NEW YORK REIT LIQUIDATING LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022, 2021 AND 2020

The Company initially set aside approximately $90.7 million from the 2017 refinancing proceeds to cover our share of potential future leasing and capital costs at the property; as discussed in “Note 8 – Commitments and Contingencies,” the Company believes that there is no obligation to reserve this amount, and even if such an obligation existed, it has lapsed and we are seeking a declaratory judgment in the Delaware Court of Chancery that we are permitted to distribute the reserved funds. Following the sale of its interest discussed above, the Company now holds a 50.1% interest in Worldwide Plaza. The Company has determined that this investment is an investment in a VIE. The Company has determined that it is not the primary beneficiary of this VIE since the Company does not have the power to direct the activities that most significantly impact the VIE’s economic performance. The Company accounts for this investment using the equity method of accounting.

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

The following table lists the tenants whose annualized cash rent represented greater than 10% of total annualized cash rent at the Company as of December 31, 2022, 2021 and 2020, including annualized cash rent related to the Company’s unconsolidated joint venture:

		December 31,
Property Portfolio	Tenant	2022	2021	2020
Worldwide Plaza	Cravath, Swaine & Moore, LLP	50%	48%	48%
Worldwide Plaza	Nomura Holdings America, Inc.	29%	30%	31%

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

NEW YORK REIT LIQUIDATING LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022, 2021 AND 2020

The condensed balance sheets as of December 31, 2022 and 2021 for Worldwide Plaza are as follows:

	December 31,
(In thousands)	2022	2021
Real estate assets, at cost	$846,124	$840,798
Less accumulated depreciation and amortization	(298,953)	(281,011)
Total real estate assets, net	547,171	559,787
Cash and cash equivalents	47,613	53,351
Other assets	126,811	122,921
Total assets	$721,595	$736,059
Debt	$1,241,903	$1,271,177
Other liabilities	240,428	181,005
Total liabilities	1,482,331	1,452,182
Deficit	(760,736)	(716,123)
Total liabilities and deficit	$721,595	$736,059

The condensed statements of operations for the years ended December 2022, 2021 and 2020 for Worldwide Plaza are as follows:

	December 31,
(In thousands)	2022	2021	2020
Rental income	$142,201	$150,815	$135,435
Operating expenses:
Operating expenses	67,626	65,845	65,396
Depreciation and amortization	20,884	29,440	21,004
Total operating expenses	88,510	95,285	86,400
Operating income	53,691	55,530	49,035
Interest expense	(80,823)	(78,892)	(77,265)
Net loss allocated to non-controlling interest	30,227	34,489	35,621
Net income	$3,095	$11,127	$7,391

Note 7 — Common Stock

As of December 31, 2022 and 2021, the Company had 16,791,769 Units outstanding. The Company expects to make periodic liquidating distributions out of cash flow distributions from our investment in Worldwide Plaza and ultimate sale of the Company's interest in Worldwide Plaza, subject to satisfying its liabilities and obligations, in lieu of regular monthly dividends. During 2022, 2021 and 2020, the Company paid aggregate liquidating distributions equal to $0.32 per unit, $0.75 per unit and $0.70 per unit, respectively.

Note 8 — Commitments and Contingencies

Litigation and Regulatory Matters

In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. Other than the matters described below (about which the Company offers no prediction), there are no legal or regulatory proceedings pending or known to be contemplated against the Company from which the Company expects to incur a material loss.

On December 28, 2022, the Company filed suit against WWP JV LLC captioned New York REIT Liquidating LLC v. WWP JV LLC, C.A. (Del. Ch.). The Company is seeking declaratory relief that it may release to its unitholders a reserve of more than $90 million (the “Reserve”) that was established in 2017 in connection with a transaction between the Company’s subsidiary, ARC NYWWPJV 001, LLC, and WWP JV LLC relating to a proposed investment in Worldwide Plaza, an office and retail mixed-use project located in midtown Manhattan.

The Company’s subsidiary, ARC NYWWPJV001, LLC filed suit against WWP JV LLC on December 22, 2022. The suit is captioned ARC NYWWPJV001, LLC v. WWP JV LLC, (Sup. Ct. N.Y. City), and, on February 10, 2023, the Company was named as

NEW YORK REIT LIQUIDATING LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022, 2021 AND 2020

Counterclaim Defendant and Third-Party Defendant in such action. ARC NYWWPJV001, LLC has sought declaratory relief that it need not fund certain disputed capital contributions exceeding $82 million under the Third Amended and Restated Limited Liability Company Agreement of WWP Holdings, LLC (“LLC Agreement”) related to proposed capital improvements at Worldwide Plaza. WWP JV LLC’s counterclaim against the Company seeks declaratory relief that the Company must continue to maintain the Reserve until such time as a member of WWP Holdings, LLC issues a call notice for the Reserve under the LLC Agreement (the “Counterclaim”). WWP JV LLC’s third party claims against the Company assert claims for fraud, fraudulent inducement, and unjust enrichment and seek damages in excess of $90 million (the “Third Party Claims”). It is the Company’s and ARC NYWWPJV001’s position that the Counterclaim and Third Party Claims are without merit and fail to state any causes of action upon which relief may be granted as a matter of law and/or pursuant to the express terms of the LLC Agreement. Moreover, NYRT is not a party to the LLC Agreement and there is a prior action between NYRT and WWP JV LLC pending in Delaware.

If the Company is unsuccessful in receiving favorable declaratory judgments in the above referenced actions or is unsuccessful in defending the claims against it therein, the Company may be required to contribute additional capital to the joint venture. The Company cannot predict and expresses no prediction as to the outcome of these matters. Therefore, the Company cannot estimate the range of any reasonably possible loss.

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

In connection with the adoption of liquidation accounting, the Company accrues costs it expects to incur through the end of liquidation. As of December 31, 2022 and 2021 the Company has accrued asset management fees and compensation reimbursements totaling $1.2 million payable to Winthrop Advisor representing management’s estimate of future asset management fees to final liquidation, provided there is no assurance that the contract will continue to be extended at the same terms, if at all. This amount is included in estimated costs in excess of estimated receipts during liquidation.

NEW YORK REIT LIQUIDATING LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022, 2021 AND 2020

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

The Company paid the Winthrop Advisor $1.2 million, $1.2 million and $1.3 million for the years ended December 31, 2022, 2021 and 2020, respectively.

On June 30, 2020, the Company entered into a Manager Designation Agreement (the “Manager Designation Agreement”) with WW Investors LLC, (“WW Investors”), an affiliate of the Winthrop Advisor, which owned, as of the date of the Manager Designation Agreement, 132,774 Units in the aggregate. The Manager Designation Agreement provided that Howard Goldberg, who was a member of the Board at the time, was deemed to be WW Investors’ designee on the Board and further provides that for so long as they are not in breach of the Manager Designation Agreement, WW Investors shall be entitled to recommend a replacement nominee to the Board to fill a vacancy on the Board resulting from Mr. Goldberg’s resignation, death or disability, subject to the approval of the Board in its reasonable discretion. On November 7, 2022, Mr. Goldberg resigned from the Board of Managers. On November 9, 2022, Michael L. Ashner was appointed as a member of the Board of Managers. Furthermore, pursuant to the Manager Designation Agreement, WW Investors, and their affiliates agree to certain standstill restrictions until the earlier of (A) such time that WW Investors’ Board designee is removed and the Company fails to seat a replacement pursuant to the Manager Designation Agreement, (B) the Winthrop Advisor is replaced as the Company’s advisor and (C) the later of (i) 14 months from the date of the Manager Designation Agreement and (ii) such time as a WW Investor designee is no longer a member of the Board.

Note 10 — Economic Dependency

Under various agreements, the Company has engaged Winthrop Advisor, its affiliates and entities under common control with Winthrop Advisor to provide certain services that are essential to the Company, including asset management services, supervision of the management and leasing of the property owned by the Company, asset disposition decisions, as well as other administrative responsibilities for the Company including accounting services, transaction management and investor relations.

As a result of these relationships, the Company is dependent upon Winthrop Advisor and its affiliates. In the event that these companies are unable to provide the Company with the respective services, the Company will be required to find alternative providers of these services.

Note 11 — Subsequent Events

The Company has evaluated subsequent events through the filing of this Annual Report on Form 10-K and determined that there have not been any events that have occurred that would require adjustments or disclosures in the consolidated financial statements.