Form 10-Q
period 2023-09-30
New York REIT Liquidating LLC
filed 2023-11-08
CIK 1474464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

As of November 1, 2023 there were 16,791,769 Units outstanding.

Documents incorporated by reference: None

* New York REIT Liquidating LLC is the successor in interest to New York REIT, Inc. and files reports under the Commission file number for New York REIT, Inc.

NEW YORK REIT LIQUIDATING LLC

NEW YORK REIT LIQUIDATING LLC

FORM 10-Q SEPTEMBER 30, 2023

CONSOLIDATED STATEMENTS OF NET ASSETS

(Liquidation Basis)

(Unaudited, in thousands)

	September 30, 2023	December 31, 2022
Assets
Investment in unconsolidated joint venture	$31,607	$22,692
Cash and cash equivalents	7,381	8,192
Restricted cash	92,120	92,538
Asset for estimated receipts in excess of estimated costs	1,024	—
Total Assets	132,132	123,422
Liabilities
Liability for estimated costs in excess of estimated receipts during liquidation	—	1,420
Accounts payable, accrued expenses and other liabilities	528	841
Total Liabilities	528	2,261
Commitments and Contingencies
Net assets in liquidation	$131,604	$121,161

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEW YORK REIT LIQUIDATING LLC

FORM 10-Q SEPTEMBER 30, 2023

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(Liquidation Basis)

(Unaudited, in thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Net assets in liquidation, beginning of period	$127,050	$313,017	$121,161	$323,111
Changes in net assets in liquidation:
Changes in liquidation value of investment in unconsolidated joint venture	4,226	(192,027)	8,988	(196,069)
Remeasurement of assets and liabilities	328	666	1,455	(516)
Net changes in liquidation value	4,554	(191,361)	10,443	(196,585)
Liquidating distributions to unitholders	—	(502)	—	(5,372)
Changes in net assets in liquidation	4,554	(191,863)	10,443	(201,957)
Net assets in liquidation, end of period	$131,604	$121,154	$131,604	$121,154

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEW YORK REIT LIQUIDATING LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

(unaudited)

Note 1 — Organization

All references to the “Company” refer to New York REIT Liquidating LLC and all references to “we”, “us”, or “our”, refer to New York REIT Liquidating LLC and its consolidated subsidiaries. References to the Company’s ownership, investment in, and rights and obligations and actions concerning WWP Holdings LLC or Worldwide Plaza refer to the interests, rights and obligations, and actions of the Company’s subsidiary ARC NYWWPJV001, LLC, except that references relating to a $90.7 million cash reserve established in 2017 from the proceeds of our sale of a 48.7% interest in Worldwide Plaza refer to amounts held by the Company and not by ARC NYWWPJV001, LLC. For example, statements such as “our sole remaining property related asset is a 50.1% ownership interest in Worldwide Plaza,” “our interest in Worldwide Plaza,” “our joint venture partner in Worldwide Plaza,” and similar statements refer to ARC NYWWPJV001, LLC’s interests, activities, rights and obligations, and partner with respect to Worldwide Plaza.

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

As of September 30, 2023, the Company’s only significant assets are a 50.1% equity interest in WWP Holdings LLC (“WWP”), which owns one property, known as Worldwide Plaza, aggregating 2.0 million rentable square feet with an average occupancy of 91.5% and cash, cash equivalents and restricted cash totaling $99.5 million. The property consisted of office space, retail space and a garage representing 88%, 5% and 7%, respectively, of rentable square feet as of September 30, 2023.

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

NEW YORK REIT LIQUIDATING LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

(unaudited)

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

The business of the Company is the same as the business of the Predecessor immediately preceding the conversion, which, consistent with the Liquidation Plan, consists of the continued ownership of the Predecessor’s interest in Worldwide Plaza, the only remaining property-related asset. Under its operating agreement, the business and affairs of the Company will be managed by or under the direction of its Board of Managers. The sole purpose of the Company is winding up the affairs of the Company and the liquidation of its remaining asset. On November 6, 2023, pursuant to the terms of the operating agreement of the Company, the Board of Managers extended the term of the Company such that the Company will remain in existence until the earlier of (i) the distribution of all Company assets pursuant to liquidation, or (ii) December 31, 2024. The term may be extended to such later date as the Board of Managers determines is reasonably necessary to fulfill the purposes of the Company.

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

Liquidation Basis of Accounting

As a result of the approval of the Liquidation Plan by the stockholders, the Company adopted the liquidation basis of accounting as of January 1, 2017 and for the periods subsequent to December 31, 2016 in accordance with GAAP. Accordingly, on January 1, 2017, the carrying value of the Company’s assets were adjusted to their liquidation value, which represented the estimated amount of cash that the Company expected to collect on disposal of assets as it carried out its liquidation activities under the Liquidation Plan. All properties have been sold except the remaining interest in Worldwide Plaza. For purposes of liquidation accounting, which requires estimating go-forward revenues and expenses including net sale proceeds, the Company’s estimate of net assets in liquidation value assumes a sale of Worldwide Plaza at September 30, 2024, which is the end of our current projected liquidation period as discussed below. The actual timing of sale has not yet been determined and is subject to future events and uncertainties. These estimates are subject to change based on the actual timing of sale of the Company’s remaining property.

Liabilities are carried at their contractual amounts due as adjusted for the timing and other assumptions related to the liquidation process.

The Company accrues costs and revenues that it expects to incur and earn as it carries out its liquidation activities through the end of the projected liquidation period to the extent it has a reasonable basis for estimation. Under the liquidation basis of accounting, it is generally accepted that the period of time to assume a reasonable basis for estimation would not exceed one year from the reporting date. As such, our current projected liquidation period ends on September 30, 2024. Estimated costs expected to be incurred through the end of the liquidation period include corporate overhead costs associated with satisfying known and contingent liabilities and other costs associated with the winding down and dissolution of the Company. Revenues are based on current interest rate assumptions. These amounts are classified as a net asset for estimated receipts in excess of estimated costs or as net liability for estimated costs in excess of estimated receipts during liquidation on the Consolidated Statements of Net Assets. Actual costs and revenues may differ from amounts reflected in the consolidated financial statements due to the inherent uncertainty in estimating future events. These differences may be

NEW YORK REIT LIQUIDATING LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

(unaudited)

material. See Note 4 for further discussion. Actual costs incurred but unpaid as of September 30, 2023 and December 31, 2022 are included in accounts payable, accrued expenses and other liabilities on the Consolidated Statements of Net Assets.

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

The investment in the unconsolidated joint venture is recorded at its liquidation value, or net realizable value, which is comprised of an estimate of the expected sale proceeds upon disposition plus the estimated net cash flow from the venture during the liquidation period. The Company evaluates the net realizable value of its unconsolidated joint venture at each reporting period. Any changes in net realizable value will be reflected as a change in the Company’s net assets in liquidation. The liquidation value of the Company’s remaining investment in Worldwide Plaza as of September 30, 2023 and December 31, 2022 includes the Company's proportionate share in Worldwide Plaza's net assets which include a property value based on estimated cash flow projections utilizing appropriate discount and capitalization rates as well as available market information and assumptions regarding capital expenditures.

Restricted Cash

At September 30, 2023 and December 31, 2022, management has included in restricted cash $92.1 million. Of this sum, $90.7 million has been reserved either for potential capital improvement work at Worldwide Plaza, should the Company elect to contribute, or to be paid as a liquidating distribution to unitholders. The remaining $1.4 million is being held in escrow in connection with the sale of the Viceroy Hotel (the “Viceroy Escrow”). The Viceroy Escrow was established from proceeds of the sale of the Viceroy Hotel and was required to cover a potential seller’s obligation to fund any shortfalls to the New York Hotel Pension Fund should the purchaser of the property withdraw from the Pension Fund without fully funding the then outstanding shortfall due to the Pension Fund. The Viceroy Escrow expired on September 30, 2023. The Pension Fund has 60 days following the expiration date to notify the escrow agent of any shortfalls. The funds will be used to satisfy the liabilities under the agreement or will be distributed to unitholders.

Recent Accounting Pronouncements

There are no new accounting pronouncements that are applicable or relevant to the Company under the liquidation basis of accounting.

Note 4 —Estimated Costs and Estimated Receipts During Liquidation

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

September 30, 2023

(unaudited)

estimates for operating expenses, interest earned on reserves and the costs associated with the winding down of operations. These costs are estimated and are anticipated to be paid out over the liquidation period.

At September 30, 2023 and December 31, 2022, the Company had accrued the following net receipts/(costs) expected to be incurred during liquidation (in thousands):

	September 30, 2023	December 31, 2022
Interest Income	$4,500	$2,040
General and administrative expenses	(3,476)	(3,460)
Assets for estimated receipts in excess of estimated costs (liability for estimated costs in excess of estimated receipts) during liquidation	$1,024	$(1,420)

The change in the estimated costs and estimated receipts during liquidation for the nine months ended September 30, 2023 and 2022 are as follows (in thousands):

	January 1, 2023	Net Change in Working Capital (1)	Remeasurement of Assets and Liabilities	September 30, 2023
Assets:
Estimated inflows of interest income	$2,040	$(2,748)	$5,208	$4,500
Liabilities:
General and administrative expenses	(3,460)	3,737	(3,753)	(3,476)
Total assets for estimated receipts in excess of estimated costs (liability for estimated costs in excess of estimated receipts) during liquidation	$(1,420)	$989	$1,455	$1,024

	January 1, 2022	Net Change in Working Capital (1)	Remeasurement of Assets and Liabilities	September 30, 2022
Assets:
Estimated inflows of interest income	$27	$88	$510	$625
Liabilities:
General and administrative expenses	(2,411)	1,403	(1,026)	(2,034)
Total assets for estimated receipts in excess of estimated costs (liability for estimated costs in excess of estimated receipts) during liquidation	$(2,384)	$1,491	$(516)	$(1,409)

(1)
Represents changes in cash, restricted cash, accounts receivable, accounts payable and accrued expenses as a result of the Company’s operating activities for the nine months ended September 30, 2023 and 2022.

Note 5 — Net Assets in Liquidation

Net assets in liquidation increased by $4.6 million during the three months ended September 30, 2023. The increase was primarily due to a net increase of $4.3 million in the estimated liquidation value of the Company’s investment in Worldwide Plaza primarily resulting from an increase in estimated distributions from working capital and property operations and a $0.3 million net increase due to a remeasurement of estimated receipts and costs primarily related to an increase of estimated interest income.

Net assets in liquidation increased by $10.4 million during the nine months ended September 30, 2023. The increase was primarily due to an increase of $9.0 million in the estimated liquidation value of the Company’s investment in Worldwide Plaza resulting from the estimated distributions to be received from working capital at the property and property operations and a $1.4 million net increase due to a remeasurement of estimated receipts and costs primarily related to an increase of estimated interest income.

NEW YORK REIT LIQUIDATING LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

(unaudited)

Net assets in liquidation decreased by $191.9 million during the three months ended September 30, 2022. The decrease was primarily due to a decrease of $192.0 million in the estimated liquidation value of the Company's investment in Worldwide Plaza primarily related to a decrease in value of the property as well as a decrease in estimated distributions from working capital and property operations, and a $0.5 million liquidating distribution to unitholders. The decrease was offset by a $0.7 million net increase due to a remeasurement of estimated costs.

Net assets in liquidation decreased by $202.0 million during the nine months ended September 30, 2022. The decrease was primarily due to a decrease of $196.1 million in the estimated liquidation value of the Company's investment in Worldwide Plaza primarily related to a decrease in value of the property as well as a decrease in estimated distributions from working capital and property operations, $5.4 million of liquidating distributions to unitholders, and a $0.5 million net decrease due to a remeasurement of estimated costs.

The net assets in liquidation at September 30, 2023, presented on an undiscounted basis, include the Company’s proportionate share in Worldwide Plaza’s net assets which include a property value based on estimated cash flow projections utilizing appropriate discount and capitalization rates as well as available market information. The estimated cash flow projections, which include minimal future capital investment, were negatively impacted by increased interest rates, inflation, uncertainty of the timing of market recovery and continued lack of transactions in the market for office buildings, especially in the New York City market, and result in a property value that approximates Worldwide Plaza’s current debt balance.

There were 16,791,769 Units outstanding at September 30, 2023. The net assets in liquidation as of September 30, 2023, if sold at their net asset value, would result in liquidating distributions of approximately $7.84 per Unit. On November 6, 2023, the Board of Managers declared a cash liquidating distribution of $0.15 per Unit payable on November 20, 2023 to unitholders of record on November 13, 2023. The net assets in liquidation as of September 30, 2023 of $131.6 million if sold at their net asset value, plus the cumulative liquidating distributions paid to stockholders of $1.03 billion ($61.58 per common share/Unit) prior to September 30, 2023 would result in cumulative liquidating distributions to stockholders/unitholders of $69.42 per common share/Unit. There is inherent uncertainty with these estimates, and they could change materially based on the timing of the sale of the Company’s remaining asset, the performance of the underlying asset and any changes in the underlying assumptions of the estimated cash flows.

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

On October 18, 2017, the Predecessor sold a 48.7% interest in Worldwide Plaza to a joint venture managed by SL Green Realty Corp. and RXR Realty LLC based on an estimated underlying property value of $1.725 billion. In conjunction with the equity sale, there was a concurrent $1.2 billion refinancing of the existing Worldwide Plaza debt. The Predecessor received cash at closing of approximately $446.5 million from the sale and excess proceeds from the financing, net of closing costs which included $108.3 million of defeasance and prepayment costs. The new debt on Worldwide Plaza bears interest at a blended rate of approximately 3.98% per annum, requires monthly payments of interest only and matures in November 2027. As the space currently leased by Cravath, Swaine & Moore, LLP has not been sufficiently re-leased on terms that would generate sufficient cash flow to satisfy debt service requirements, the joint venture that owns Worldwide Plaza is currently restricted from making distributions under the terms of its indebtedness.

The Company initially set aside approximately $90.7 million from the 2017 refinancing proceeds to cover our share of potential future leasing and capital costs at the property as discussed in “Note 8 – Commitments and Contingencies”. The Company believes that there is no obligation to reserve this amount, and even if such an obligation existed, it has lapsed. We filed an action in the Delaware Court of Chancery seeking a declaratory judgment that we are permitted to distribute the reserved funds; that action has been stayed pending resolution of an action brought by ARC NYWWPJV001, LLC in New York Supreme Court. Following the sale of its interest discussed above, the Company now holds a 50.1% interest in Worldwide Plaza. The Company has determined that this investment is an investment in a VIE. The Company has determined that it is not the primary beneficiary of this VIE since the Company does not have

NEW YORK REIT LIQUIDATING LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

(unaudited)

the power to direct the activities that most significantly impact the VIE’s economic performance. The Company accounts for this investment using the equity method of accounting.

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

The following table lists the tenants whose annualized cash rent represented greater than 10% of total annualized cash rent for the nine months ended September 30, 2023 and 2022, including annualized cash rent related to the Company’s unconsolidated joint venture:

		September 30,
Property Portfolio	Tenant	2023	2022
Worldwide Plaza	Cravath, Swaine & Moore, LLP	51.3%	50.5%
Worldwide Plaza	Nomura Holdings America, Inc.	29.4%	28.8%

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

The condensed balance sheets as of September 30, 2023 and December 31, 2022 for Worldwide Plaza are as follows:

(In thousands)	September 30, 2023	December 31, 2022
Real estate assets, at cost	$848,162	$846,124
Less accumulated depreciation and amortization	(312,528)	(298,953)
Total real estate assets, net	535,634	547,171
Cash and cash equivalents	72,845	47,613
Other assets	114,746	126,811
Total assets	$723,225	$721,595
Debt	$1,305,984	$1,241,903
Other liabilities	200,420	240,428
Total liabilities	1,506,404	1,482,331
Deficit	(783,179)	(760,736)
Total liabilities and deficit	$723,225	$721,595

NEW YORK REIT LIQUIDATING LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

(unaudited)

The condensed statements of operations for the three and nine months ended September 30, 2023 and 2022 for Worldwide Plaza are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2023	2022	2023	2022
Rental income	$34,297	$34,933	$104,642	$104,991
Operating expenses:
Operating expenses	16,307	17,046	48,879	49,711
Depreciation and amortization	5,247	5,243	15,771	15,626
Total operating expenses	21,554	22,289	64,650	65,337
Operating income	12,743	12,644	39,992	39,654
Interest expense	(20,888)	(20,368)	(61,999)	(60,456)
Net loss	$(8,145)	$(7,724)	$(22,007)	$(20,802)

Note 7 — Common Equity

As of September 30, 2023 and December 31, 2022, the Company had 16,791,769 Units outstanding. The Company expects to make periodic liquidating distributions out of cash flow distributions from our investment in Worldwide Plaza and ultimate sale of the Company's interest in Worldwide Plaza, subject to satisfying its liabilities and obligations, in lieu of regular monthly dividends. Through September 30, 2023, the Company paid aggregate distributions equal to $61.58 per share/Unit. On November 6, 2023, the Company declared a cash liquidating distribution of $0.15 per Unit payable to unitholders of record as of November 13, 2023.There can be no assurance as to the amount or timing of future liquidating distributions unitholders will receive.

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

On December 28, 2022, the Company filed suit against WWP JV LLC captioned New York REIT Liquidating LLC v. WWP JV LLC (Del. Ch.). The Company is seeking declaratory relief that it may release to its unitholders a reserve of more than $90 million (the “Reserve”) that was established in 2017 in connection with a transaction between the Company’s subsidiary, ARC NYWWPJV001, LLC, and WWP JV LLC relating to a proposed investment in Worldwide Plaza, an office and retail mixed-use project located in midtown Manhattan. On May 11, 2023, the Delaware Court of Chancery issued a stay of the case, pending resolution of the New York litigation filed by the Company's subsidiary, ARC NYWWPJV001, LLC, as described below.

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

September 30, 2023

(unaudited)

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

In connection with the adoption of liquidation accounting, the Company accrues costs it expects to incur through the end of liquidation. As of September 30, 2023 and December 31, 2022 the Company has accrued asset management fees and compensation reimbursements totaling $1.2 million payable to Winthrop Advisor representing management’s estimate of future asset management fees to final liquidation, provided there is no assurance that the contract will continue to be extended at the same terms, if at all. This amount is included in estimated costs during liquidation.

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

The Company paid Winthrop Advisor $0.3 million and $0.9 million for the three and nine months ended September 30, 2023 and 2022, respectively.

NEW YORK REIT LIQUIDATING LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

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

Note 11 — Subsequent Events

The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q and determined that there have not been any events that have occurred that would require adjustments or disclosures in the consolidated financial statements except as disclosed in Notes 5 and 7.

NEW YORK REIT LIQUIDATING LLC

September 30, 2023

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

NEW YORK REIT LIQUIDATING LLC

September 30, 2023

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

The business of the Company is the same as the business of the Predecessor immediately preceding the conversion, which, consistent with the Liquidation Plan, consists of the continued ownership of the Predecessor’s interest in Worldwide Plaza, the only remaining property-related asset. Under its operating agreement, the business and affairs of the Company will be managed by or under the direction of its Board of Managers, and the sole purpose is winding up the affairs of the Company and the liquidation of its remaining property-related asset. On November 6, 2023, pursuant to the terms of the operating agreement of the Company, the Board of Managers extended the term of the Company such that the Company will remain in existence until the earlier of (i) the distribution of all company assets pursuant to liquidation or (ii) December 31, 2024.

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

Liquidation Plan

As of the date of this Quarterly Report on Form 10-Q, all of our property related assets have been sold except our remaining interest in Worldwide Plaza. For purposes of liquidation accounting, our estimate of net assets in liquidation value assumes a sale of Worldwide Plaza at September 30, 2024, which is based on estimated cash flow projections utilizing appropriate discount and capitalization rates as well as available market information and assumptions regarding capital expenditures. The actual timing of sale has not yet been determined and is subject to future events and uncertainties. These estimates are subject to change based on the actual timing of the sale of our remaining interest in Worldwide Plaza and the actual cash distributions received from the property during our holding period. The net assets in liquidation of $131.6 million at September 30, 2023 are presented on an undiscounted basis.

Net operating income at Worldwide Plaza has remained relatively steady. We will continue to monitor the market and adjust the net realizable value of the investment, if necessary, at each reporting period. The timing of the sale of the property, and the ultimate value we receive from the sale, are subject to change. We initially set aside approximately $90.7 million from the 2017 refinancing proceeds to cover our share of potential future leasing and capital costs at the property; as discussed in “Note 8 — Commitments and Contingencies,” we believe that any obligation to reserve this amount has lapsed and we are seeking a declaratory judgment in the Delaware Court of Chancery that we are permitted to distribute the reserved funds. The Delaware proceedings have been stayed, pending resolution of proceedings in New York initiated by the Company's subsidiary, ARC NYWWPJV001, LLC.

Current Activity

There were no property sales for the fiscal quarter ended September 30, 2023.

NEW YORK REIT LIQUIDATING LLC

September 30, 2023

Liquidity and Capital Resources

As of September 30, 2023, we had cash, cash equivalents and restricted cash aggregating $99.5 million. Our total assets and undiscounted net assets in liquidation were $132.1 million and $131.6 million, respectively, at September 30, 2023.

Our principal demands for funds are to pay or fund operating expenses, capital expenditures and liquidating distributions to our unitholders. We believe that our current cash balance plus interest earned on our cash balances will continue to provide adequate capital to fund our operating, administrative and other expenses incurred during liquidation. We estimate that our current cash balance is sufficient to cover approximately three years of operating expenses at the Company. As the space currently leased by Cravath, Swaine & Moore, LLP has not been sufficiently re-leased on terms that would generate sufficient cash flow to satisfy debt service requirements, the joint venture that owns Worldwide Plaza is currently restricted from making distributions under the terms of its indebtedness. The lender initiated a cash sweep in September 2023, and as a result, all rent payments are being directed to the sweep account and the lender controls disbursements to cover operating expenditures and capital improvements at Worldwide Plaza. Any excess funds are retained in a lender-controlled account to be utilized to cover future operating cash shortfalls at the property. The cash sweep will continue until such time as all or substantially all of the space currently leased by Cravath, Swaine & Moore LLP has been re-leased on qualifying terms or an amount equal to approximately $42.3 million has been deposited into an account to fund lease commissions and tenant improvements for that space. Even though our joint venture partner in Worldwide Plaza has informed us that it does not intend to make any further distributions to the joint venture partners, we will still be able to satisfy our current operating, administrative and other expenses; however, liquidating distributions to our unitholders will likely be suspended or reduced accordingly.

Our principal sources and uses of funds are further described below.

Principal Sources of Funds

Cash Flows from Operating Activities

Our cash flows from operating activities are primarily dependent upon the occupancy level at Worldwide Plaza, the net effective rental rates achieved on our leases, the collectability of rent, operating escalations and recoveries from our tenants at Worldwide Plaza and the level of operating and other costs, including general and administrative expenses and other expenses associated with carrying out our Liquidation Plan. As discussed above, the lender initiated a cash sweep in September 2023 which restricts the joint venture that owns Worldwide Plaza from making distributions. Prior to the initiation of the cash sweep, our joint venture partner in Worldwide Plaza suspended making current distributions to the joint venture partners and reserved all excess cash flow from the property. The Company has filed an action for declaratory judgment in New York Supreme Court contesting our joint venture partner's right to do so.

Sales Proceeds

In connection with the Liquidation Plan, we plan to sell our remaining 50.1% interest in Worldwide Plaza.

Principal Use of Funds

Capital Expenditures

As of September 30, 2023, we owned a 50.1% interest in the joint venture that owns Worldwide Plaza. In connection with the leasing of the property, the joint venture entered into agreements with its tenants to provide allowances for tenant improvements. These allowances require the joint venture to fund capital expenditures up to amounts specified in the lease agreements. Our share of capital expenditures for the nine months ended September 30, 2023 was funded from property cash flow.

We initially set aside approximately $90.7 million from the 2017 refinancing proceeds to cover our share of potential future leasing and capital costs at the property; as discussed in “Note 8 – Commitments and Contingencies” we believe that any obligation to reserve this amount has lapsed, and we are seeking a declaratory judgment in the Delaware Court of Chancery that we are permitted to distribute the reserved funds; those Delaware proceedings have been stayed pending resolution of proceedings in New York initiated by the Company's subsidiary, ARC NYWWPJV001, LLC.

Liquidating Distributions

Until such time as we are able to dispose of our remaining asset, the actual amount and timing of, and record dates for, future liquidating distributions will be determined by our Board of Managers and will depend upon the timing and amount of cash flow distributions we receive from our Worldwide Plaza joint venture and the amounts deemed necessary by our Board of Managers to pay or provide for our liabilities and obligations. The timing and amount of our final liquidating distribution will be dependent on the timing and proceeds of the sale of our remaining interest in Worldwide Plaza and the timing of the resolution of the litigations, discussed in

NEW YORK REIT LIQUIDATING LLC

September 30, 2023

“Note 8 — Commitments and Contingencies.” As the Company is treated as a partnership for federal and state income tax purposes, any such liquidating distributions on the Units will be deemed a return of capital.

Cash Flows

Our level of liquidity based upon cash, cash equivalents and restricted cash decreased by approximately $1.2 million from $100.7 million at December 31, 2022 to $99.5 million at September 30, 2023.

The holders of shares of common stock of the Predecessor approved the Liquidation Plan on January 3, 2017, and we adopted the liquidation basis of accounting effective January 1, 2017. We did not make any acquisitions in new investments during 2022 or the first nine months ended September 30, 2023, and, in accordance with the Liquidation Plan, no further acquisitions are expected. We had no sources or uses of non-operating cash flow for the nine months ended September 30, 2023.

Our primary sources of non-operating cash flow for the nine months ended September 30, 2022 include:

•
$7.6 million in distributions with respect to our interest in Worldwide Plaza.

Our primary uses of non-operating cash flow for the nine months ended September 30, 2022 include:

•
$5.4 million for liquidating distributions to unitholders.

Contractual Obligations

We did not have any contractual debt or lease obligations as of September 30, 2023.

Comparability of Financial Data from Period to Period

Results of Operations

Our remaining asset continues to perform in a manner that is relatively consistent with prior reporting periods. We have experienced no significant changes in occupancy or rental rates at Worldwide Plaza.

Occupancy and Leasing

As of September 30, 2023, Worldwide Plaza was 91.5% leased, compared to 90.6% as of September 30, 2022. The lease with Cravath, Swaine & Moore, LLP expires in August 2024 and the tenant has informed Worldwide Plaza that it does not intend to enter into a new lease upon expiration of the existing lease. This non-renewal could have a material adverse effect on the Company’s operations.

Changes in Net Assets in Liquidation

Net assets in liquidation increased by $4.6 million during the three months ended September 30, 2023. The increase was primarily due to a net increase of $4.3 million in the estimated liquidation value of the Company’s investment in Worldwide Plaza primarily resulting from an increase in estimated distributions from working capital and property operations and a $0.3 million net increase due to a remeasurement of estimated receipts and costs primarily related to an increase of estimated interest income.

Net assets in liquidation increased by $10.4 million during the nine months ended September 30, 2023. The increase was primarily due to an increase of $9.0 million in the estimated liquidation value of the Company’s investment in Worldwide Plaza resulting from the estimated distributions to be received from working capital at the property and property operations and a $1.4 million net increase due to a remeasurement of estimated receipts and costs primarily related to an increase of estimated interest income.

Net assets in liquidation decreased by $191.9 million during the three months ended September 30, 2022. The decrease was primarily due to a decrease of $192.0 million in the estimated liquidation value of the Company's investment in Worldwide Plaza primarily related to a decrease in value of the property as well as a decrease in estimated distributions from working capital and property operations, and a $0.5 million liquidating distribution to unitholders. The decrease was offset by a $0.7 million net increase due to a remeasurement of estimated costs.

Net assets in liquidation decreased by $202.0 million during the nine months ended September 30, 2022. The decrease was primarily due to a decrease of $196.1 million in the estimated liquidation value of the Company's investment in Worldwide Plaza primarily related to a decrease in value of the property as well as a decrease in estimated distributions from working capital and property

NEW YORK REIT LIQUIDATING LLC

September 30, 2023

operations, $5.4 million of liquidating distributions to unitholders, and a $0.5 million net decrease due to a remeasurement of estimated costs.

Net assets in liquidation at September 30, 2023, which are presented on an undiscounted basis, include Worldwide Plaza value based on estimated cash flow projections utilizing appropriate discount and capitalization rates as well as available market information and assumptions regarding capital expenditures in the accompanying consolidated financial statements, assuming we dispose of our investment in the next 12 months, resulting in estimated future liquidating distributions of approximately $7.84 per Unit. This estimate of liquidating distributions includes projections of costs and expenses to be incurred during the next 12 months and costs to dispose of the Company’s remaining investment in WWP. Any changes in the future market value of Worldwide Plaza, if any, will be evaluated at each reporting period and will be reflected in the Statements of Net Assets in liquidation at such times. Like any estimate or projection, management's estimate is subject to various assumptions and uncertainties including the joint venture’s ability to execute the business plan, tenants paying their rental obligations, the equity capital and financing markets and New York City market conditions generally.

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

Under liquidation accounting, the investment in the unconsolidated joint venture is recorded at its liquidation value, or net realizable value, comprised of an estimate of the expected sale proceeds upon disposition plus the estimated net cash flow to be received from the venture during the liquidation period. We evaluate the net realizable value of our unconsolidated joint venture at each reporting period. Any changes in net realizable value will be reflected as a change in our net assets in liquidation. The liquidation value of our remaining investment in Worldwide Plaza at September 30, 2023 is based on estimated cash flow projections utilizing appropriate

NEW YORK REIT LIQUIDATING LLC

September 30, 2023

discount and capitalization rates as well as available market information and assumptions regarding capital expenditures assuming we dispose of our investment in the next 12 months.

Recent Accounting Pronouncement

There are no new accounting pronouncements that are applicable or relevant to the Company under the liquidation basis of accounting.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2023, we had $601.2 million of unconsolidated mortgage debt reflecting our pro rata share of Worldwide Plaza’s total mortgage debt of $1.2 billion. This debt consisted of fixed-rate secured mortgage notes payable. Changes in market interest rates have no impact on interest due on the notes.

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

As of September 30, 2023, an evaluation was performed under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of September 30, 2023.

Other Matters

There have been no changes in our internal control over financial reporting during the most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

NEW YORK REIT LIQUIDATING LLC

September 30, 2023

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

Except as set forth below and described in "Note 8 — Commitments and Contingencies" of our notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q is incorporated by reference into this Item 1. Except as set forth therein, as of the end of the period covered by this Quarterly Report on Form 10-Q, we are not a party to, and none of our properties are subject to, any material pending legal proceedings.

On December 28, 2022, the Company filed suit against WWP JV LLC captioned New York REIT Liquidating LLC v. WWP JV LLC, (Del. Ch.). The Company is seeking declaratory relief that it may release to its unitholders a reserve of more than $90 million (the “Reserve”) which was established in 2017 in connection with a transaction between the Company’s subsidiary, ARC NYWWPJV001, LLC, and WWP JV LLC relating to WWP JV LLC's proposed investment in Worldwide Plaza, an office and retail mixed-use project located in midtown Manhattan. On May 11, 2023, the Delaware Court of Chancery stayed the case pending resolution of the New York litigation initiated by the Company's subsidiary, ARC NYWWPJV001, LLC, as described below.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

Not applicable.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

The exhibits listed on the Exhibit Index are included, or incorporated by reference, in this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 (and are numbered in accordance with Item 601 of Regulation S-K).

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

Date: November 08, 2023