Form 10-K
period 2023-12-31
New York REIT Liquidating LLC
filed 2024-04-01
CIK 1474464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2023

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☐

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

As of February 29, 2024, there were 16,791,769 Units outstanding.

Documents incorporated by reference: None

* New York REIT Liquidating LLC is the successor in interest to New York REIT, Inc. and files reports under the Commission file number for New York REIT, Inc.

NEW YORK REIT LIQUIDATING LLC

FORM 10-K

NEW YORK REIT LIQUIDATING LLC

FORM 10-K

DECEMBER 31, 2023

Notes Regarding Forward-Looking Statements

Certain statements included in this Annual Report on Form 10-K are forward-looking statements. Forward-looking statements are not guarantees of performance. Those statements include statements regarding the intent, belief or current expectations of New York REIT Liquidating LLC (the “Company,” “we,” “our,” or “us”) and members of our management team, as well as the assumptions on which such statements are based, and generally are identified by the use of words such as “may,” “will,” “seeks,” “anticipates,” “believes,” “approximates,” “estimates,” “expects,” “plans,” “intends,” “should,” “would” or similar expressions. Actual results may differ materially from those contemplated by such forward-looking statements. These forward-looking statements are subject to numerous assumptions, risks and uncertainties. Many of the factors that will determine these items are beyond our ability to control or predict. Factors that may cause actual results to differ materially from those contemplated by the forward-looking statements include, but are not limited to, public health crises, as well as those items set forth in this Annual Report on Form 10-K for the year ended December 31, 2023 under “Risk Factors” in Part 1, Item 1A.

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
•
Our investment property is located in the New York metropolitan statistical area (“MSA”), making us dependent upon the economic climate in New York City; and,
•
We may be adversely affected by changes in general economic, business and political conditions, including the possibility of intensified international hostilities, acts of terrorism, and changes in conditions of United States or international lending, capital and financing markets.

All forward-looking statements should be read together with the risks and other information discussed under “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.

NEW YORK REIT LIQUIDATING LLC

FORM 10-K

DECEMBER 31, 2023

PART I

Item 1. Business.

Organization

All references to the “Company” refer to New York REIT Liquidating LLC and all references to “we,” “us,” or “our” refer to New York REIT Liquidating LLC and its consolidated subsidiaries. References to the Company’s ownership, investment in, and rights and obligations and actions with respect to, WWP Holdings LLC or Worldwide Plaza refer to the interests, rights and obligations, and actions of the Company’s subsidiary ARC NYWWPJV001, LLC, except that references relating to the $90.7 million cash reserve established in 2017 from the proceeds of our sale of a 48.7% interest in Worldwide Plaza refer to amounts held by the Company and not by ARC NYWWPJV001, LLC. For example, statements such as “our sole remaining property-related asset is a 50.1% ownership interest in Worldwide Plaza,” “our interest in Worldwide Plaza,” “our joint venture partner in Worldwide Plaza,” and similar statements refer to ARC NYWWPJV001, LLC’s interests, activities, rights and obligations, and partner with respect to Worldwide Plaza.

New York REIT Liquidating LLC (the "Company") was formed on November 7, 2018 and is the successor entity to New York REIT, Inc. (the “Predecessor”). The Predecessor was incorporated on October 6, 2009 as a Maryland corporation that qualified as a real estate investment trust for U.S. federal income tax purposes (“REIT”) beginning with its taxable year ended December 31, 2010. On April 15, 2014, the Predecessor listed its common stock on the New York Stock Exchange (“NYSE”) under the symbol “NYRT.”

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

At December 31, 2023, the Company’s only significant assets are a 50.1% equity interest in WWP Holdings LLC (“WWP”) which owns one property, aggregating 2.0 million rentable square feet, with an occupancy of 91.5%, and a $90.7 million cash reserve. The Company’s property consists of office space, retail space and a garage, representing 88%, 5% and 7%, respectively, of rentable square feet at December 31, 2023.

Prior to February 29, 2024, the Company sold all of its properties except for the remaining 50.1% interest in Worldwide Plaza. Also, prior to February 29, 2024, the Company, together with the Predecessor, paid aggregate cash liquidating distributions of $1.0 billion, or $61.83 per common share/unit of common membership.

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

In October 2018, the Predecessor announced the withdrawal of its common stock from listing on the NYSE in connection with the conversion. November 2, 2018 was the last day on which shares of its common stock were traded on the NYSE and our stock

NEW YORK REIT LIQUIDATING LLC

FORM 10-K

DECEMBER 31, 2023

transfer books were closed as of 4:00 p.m. (Eastern Time) on such date. At the effective time of the conversion, each outstanding share of common stock was converted into one unit of common membership interest in the Company (a “Unit”), and holders of shares of the Predecessor’s common stock automatically received one Unit (which Unit was in book entry form) for each share of the common stock held by such stockholder. Unlike shares of the Predecessor’s common stock, which, in addition to being listed on the NYSE, were freely transferable, Units are not listed for trading and generally are not transferable except by will, intestate succession or operation of law. Therefore, the holders of Units do not have the ability to realize any value from these interests except from distributions made by the Company, the timing of which will be solely in the discretion of the Board of Managers.

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

Sales Pursuant to the Plan of Liquidation

Pursuant to the Liquidation Plan, excluding the partial sale of Worldwide Plaza, we sold six properties for an aggregate purchase price of $1.325 billion during 2017 and ten properties for an aggregate purchase price of $479.6 million in 2018. There were no property sales during the years 2019-2023.

Assets

Our one remaining property asset is located in New York, New York. See “Properties” in Part I, Item 2 for a description of our remaining asset.

Indebtedness

At December 31, 2023, we indirectly had debt of $601.2 million of unconsolidated mortgage debt reflecting our pro rata share of Worldwide Plaza’s total mortgage debt of $1.2 billion, with a weighted average interest rate equal to 3.98% per annum and a weighted average term to maturity of four years. This debt consists of fixed-rate secured mortgage notes payable. Changes in market interest rates have no impact on interest due on the notes.

Tax Status

We are taxed as a partnership for federal and state income tax purposes. Accordingly, no provision or benefit for income taxes is made in the consolidated financial statements. All distributions from the Company will be considered a return of capital for tax purposes. Unitholders will receive a Schedule K-1 from the Company annually reflecting their allocable share of the Company's income, loss, gains and deductions.

NEW YORK REIT LIQUIDATING LLC

FORM 10-K

DECEMBER 31, 2023

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

DECEMBER 31, 2023

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

The net proceeds of the Liquidation Plan will be distributed to unitholders over time in one or more liquidating distributions. The actual amount that we will distribute to you in the liquidation will depend upon the actual amount of our liabilities, the actual proceeds from the sale of our remaining property, the actual fees and expenses incurred in connection with the sale of our property, the actual expenses incurred in the administration of our property prior to disposition, our actual general and administrative expenses, including fees paid to the Winthrop Advisor and its affiliates and other liabilities that may be incurred by us, our ability to avoid U.S. federal income and excise taxes throughout the period of the liquidation process and other factors. If our liabilities (including, without limitation, tax liabilities and compliance costs) are greater than we currently expect or if the sales price of our remaining property-related asset is less than we expect, you will receive less in total liquidating distributions.

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

We have filed an action for declaratory judgment in Delaware Chancery Court seeking to affirm the Company’s right to distribute the $90.7 million cash reserve and our subsidiary has filed an action for declaratory judgment in the New York Superior Court seeking declaratory relief that it need not fund certain disputed capital contributions exceeding $82.0 million. Our joint venture partner has opposed our right to do so which will affect our ability to make such distributions to unitholders.

We initially set aside approximately $90.7 million from the 2017 refinancing proceeds to cover our share of potential future leasing and capital costs at the property; as discussed in “Note 8 – Commitments and Contingencies”, we believe that any obligation to reserve this amount has lapsed and we are seeking a declaratory judgment in the Delaware Court of Chancery that we are permitted to distribute the reserved funds.

Our subsidiary, ARC NYWWPJV001, LLC, has sought declaratory relief that it need not fund certain disputed capital contributions exceeding $82 million under the Third Amended and Restated Limited Liability Company Agreement of WWP Holdings, LLC (“LLC Agreement”) related to proposed capital improvements at Worldwide Plaza. WWP JV LLC’s counterclaim against the Company seeks declaratory relief that the Company must continue to maintain the $90.7 million cash reserve until such time as a member of WWP Holdings, LLC issues a call notice for such reserved funds under the LLC Agreement.

The Company cannot predict and expresses no prediction as to the outcome of these matters.

If we are unable to find buyers for our assets on a timely basis or at our expected sales prices, our liquidating distributions may be delayed or reduced.

As of the date of this Annual Report on Form 10-K, our remaining interest in Worldwide Plaza is our only remaining property-related asset. The sales price that we will ultimately be able to obtain for our asset is subject to many variables. For example, in order to find a buyer in a timely manner, we may be required to lower our asking price below the low end of our current estimate of the asset’s market value. If we are not able to find a buyer for this asset in a timely manner or if we have overestimated the sales price we will receive, our liquidating distributions to our unitholders would be delayed or reduced. Furthermore, real estate sales prices are constantly changing and fluctuate with changes in interest rates, supply and demand dynamics, occupancy percentages, lease rates, the availability of suitable buyers, the perceived quality and dependability of income flows from tenants and a number of other factors, both local and national. In addition, the amount of transactional fees and expenses or unknown liabilities, if any, may adversely impact the net liquidation proceeds from our assets.

NEW YORK REIT LIQUIDATING LLC

FORM 10-K

DECEMBER 31, 2023

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

Our only remaining investment is our 50.1% equity interest in the joint venture that owns Worldwide Plaza. While we own a majority of the membership interests in Worldwide Plaza, under the Worldwide Plaza joint venture agreement, our joint venture partner, which is a joint venture between an affiliate of SL Green Realty Corp. and a private equity fund sponsored by RXR Realty LLC, is the manager of the joint venture and is responsible for day-to-day management of Worldwide Plaza. All major decisions require the consent of the WWP Board of Managers, however, we do not have control of the day-to-day decisions to be made by Worldwide Plaza, and therefore we are dependent on our joint venture partners and there is a risk of impasse. Additionally, under the joint venture agreement, we would lose approval rights relating to property-level major decisions for Worldwide Plaza if our current designee ceased to serve on the WWP Board of Managers and we did not appoint a replacement consented to by our joint venture partners, such consent not to be unreasonably withheld, within 90 days. Investments in joint ventures, under certain circumstances, involve risks not present were a third party not involved. Our joint venture partner may have economic or other business interests or goals which are inconsistent with our business interests or goals and may be in a position to take actions contrary to our policies or objectives. Disputes between us and our joint venture partner have resulted, and may in the future result, in litigation. See “Note 8 – Commitments and Contingencies” of our notes to the consolidated financial statements included in this Annual Report on Form 10-K. Consequently, actions by or disputes with our joint venture partner might result in subjecting us to additional risk. In addition, in certain circumstances we may be liable for the actions of our joint venture partner or subject to dilution of our interest if we fail to make capital contributions to the venture in accordance with the terms of agreements regarding such contributions.

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

The timing of the sale of the property, or our interest in the property, and the ultimate value we receive from the sale, are subject to change. We initially set aside approximately $90.7 million from the 2017 refinancing proceeds to cover our share of potential future leasing and capital costs at the property; as discussed in “Note 8—Commitments and Contingencies”, we believe that any obligation to reserve this amount has lapsed and we are seeking a declaratory judgment in the Delaware Court of Chancery that we are permitted to distribute the reserved funds.

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

NEW YORK REIT LIQUIDATING LLC

FORM 10-K

DECEMBER 31, 2023

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

Decreases in property values may reduce the amount we receive upon the sale of our remaining property-related asset, which would reduce the amount our members receive in liquidating distributions.

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

In addition, because we only own one property-related asset following the sales completed to date, any item which adversely affects this property will have a greater effect on the Company than it would if we owned more properties and were more diversified.

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

NEW YORK REIT LIQUIDATING LLC

FORM 10-K

DECEMBER 31, 2023

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

Risks Related to Our Properties and Operations

Our remaining property-related asset is located in the New York MSA, making us dependent upon the economic climate in New York City.

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

DECEMBER 31, 2023

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

The New York City real estate market is highly competitive and there are many competing properties in the New York MSA. With respect to the asset that we own, we compete for tenants based on a number of factors that include location, rental rates, security, suitability of the property’s design to prospective tenants’ needs and the manner in which the property is operated and marketed. Many competitors have substantially greater marketing budgets and financial resources than we do, which could limit our success when we compete with them directly. Competition could have a material effect on our occupancy levels, rental rates and on property operating expenses. We also may compete with other entities advised or sponsored by affiliates of the Winthrop Advisor as well as SL Green Realty Corp. and RXR Realty LLC, our partners under the Worldwide Plaza joint venture agreement for tenants.

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

We may be unable to renew expiring leases on terms and conditions that are as, or more, favorable as the terms and conditions of the expiring leases. For example, the lease for approximately 618,000 square feet of office space with Cravath, Swaine & Moore LLP expires in August 2024 and the tenant has informed Worldwide Plaza that it does not intend to enter into a new lease upon expiration of the existing lease. In addition, vacancies may occur at our property due to a default by a tenant on its lease or expiration of a lease. Vacancies may reduce the value of a property as a result of reduced cash flow generated by the property. In addition, changes in space utilization by our tenants may impact our ability to renew or relet space without the need to incur substantial costs in renovating or redesigning the internal configuration of the relevant property. If we are unable to promptly renew expiring leases or re-lease the space at similar rates or if we incur substantial costs in renewing or re-leasing the space, our cash flow and the amount of liquidating distributions we pay could be adversely affected.

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

Tenant credit concentrations make us more susceptible to adverse events with respect to those tenants.

As of December 31, 2023, the following existing tenants represented 5% or more of our total annualized cash base rents:

Tenant	Percentage of Annualized Cash Base Rent
Cravath, Swaine & Moore LLP (1)	51%
Nomura Holdings America, Inc. (1)	30%

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

NEW YORK REIT LIQUIDATING LLC

FORM 10-K

DECEMBER 31, 2023

As noted above, the lease with Cravath, Swaine & Moore LLP expires in August 2024 and the tenant has informed Worldwide Plaza that it does not intend to enter into a new lease upon expiration of the existing lease.

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

We are an externally managed company and have no employees of our own, and our ability to operate our business, including completing the Liquidation Plan and otherwise operating on a day-to-day basis, will depend to a significant degree upon the contributions of our executive officers, and other key personnel of the Winthrop Advisor. Personnel and services that we require are provided to us under contracts with an external advisor, and we are dependent on an external advisor to manage our operations and manage our real estate assets, including sale of our real estate assets. These responsibilities also include arranging financings, if needed, providing accounting services, providing information technology services, preparing and filing all reports required to be filed by it with the SEC, the IRS and other regulatory agencies.

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

DECEMBER 31, 2023

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

Our property-related asset is located in the New York MSA which has experienced, and remains susceptible to, terrorist attacks. In addition, any kind of terrorist activity or violent criminal acts, including terrorist acts against public institutions or buildings or modes of public transportation (including airlines, trains or buses) could have a negative effect on our business and the value of our property. More generally, any terrorist attack, other act of violence or war, including armed conflicts, could result in increased volatility in, or damage to, the worldwide financial markets and economy including demand for properties and the availability of financing.

The impact of volatility and disruptions in the global credit and financial markets could increase our counterparty credit risks.

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

DECEMBER 31, 2023

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

NEW YORK REIT LIQUIDATING LLC

FORM 10-K

DECEMBER 31, 2023

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

DECEMBER 31, 2023

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

Our business is subject to risks normally associated with debt financing. The total principal amount of our combined outstanding indebtedness, which represents our pro rata share of Worldwide Plaza’s indebtedness, was $601.2 million as of December 31, 2023.

We may be unable to obtain debt financing or refinance existing indebtedness upon maturity. Our substantial indebtedness and the cash flow associated with serving our indebtedness could have important consequences, including the risks that:

•
our cash flow could be insufficient to pay principal and interest; for example, if the space currently leased by Cravath, Swaine & Moore LLP is not sufficiently re-leased, we expect that operating cash flow will not be sufficient to cover the debt service obligations starting in September 2024;
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
•
as the space currently leased by Cravath, Swaine & Moore LLP has not been sufficiently re-leased on terms that would generate sufficient cash flow to satisfy debt service requirements at the joint venture that owns Worldwide Plaza, it is currently restricted from making distributions. The lender initiated a cash sweep in September 2023 and under the terms of the indebtedness all rent payments are being directed to the sweep account. The cash sweep will continue until such time as specific leasing conditions have been met or an amount equal to approximately $42.3 million has been deposited into an account to fund lease commissions and tenant improvements for that space;

NEW YORK REIT LIQUIDATING LLC

FORM 10-K

DECEMBER 31, 2023

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

Investment in the units by tax-exempt entities, including employee benefit plans and individual retirement accounts (“IRAs”), and non-U.S. persons raises issues unique to them. For example, virtually all income of the Company that would be allocated to organizations exempt from U.S. federal income tax, including IRAs and other retirement plans, would be unrelated business taxable income and may be taxable to such holders if they are not “qualified organizations” within the meaning of Section 514(c)(9)(B) of the Code. Distributions to non-U.S. persons will generally be reduced by withholding taxes imposed at the highest effective applicable tax rate, and non-U.S. persons will be required to file U.S. federal income tax returns and pay tax on their respective shares of the Company's taxable income.

You may be subject to state and local taxes and return filing requirements in the state where the Company owns property as a result of holding units.

Following the conversion, in addition to U.S. federal income taxes, the unitholders of the Company may become subject to other taxes, including state and local income taxes, unincorporated business taxes and estate, inheritance or intangible taxes that may be imposed by New York State and New York City, even if they do not reside in those jurisdictions. Unitholders would likely be required to file New York State and New York City income tax returns and pay state and local income taxes. Further, unitholders may become subject to penalties for failure to comply with these requirements. It is the responsibility of each unitholder to file all U.S. federal, state and local income tax returns that may be required of such unitholder.

Item 1B. Unresolved Staff Comments.

There are no unresolved staff comments from the staff of the SEC as of the date of this annual report.

Item 1C. Cybersecurity.

Risk Management and Strategy

We recognize the importance of assessing, identifying, and managing risk associated with cybersecurity threats. Our external advisor has implemented cybersecurity processes, technologies, and controls to aid in our efforts to assess, identify, and manage such risks. Our advisor has developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information.

This cybersecurity risk management program is integrated into our overall enterprise risk management program, and shares common methodologies, reporting channels and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational, and financial risk areas.

NEW YORK REIT LIQUIDATING LLC

FORM 10-K

DECEMBER 31, 2023

As we are fully externally advised, we are reliant on our external advisor’s network and risk management program. Our external advisor has elected to engage third-party managed service providers to maintain its network and to manage the monitoring, detection, mitigation, and prevention of cybersecurity threats. These service providers are responsible for managing our advisor’s hosted services, all of the computer and computer-related hardware and software they use, and for managing the backup process. Our advisor’s primary managed service provider supplies management with monthly updates and activity reports related to network alerts, connectivity issues and help desk tickets.

We are subject to risks from cybersecurity threats and incidents. As of December 31, 2023, we do not believe such risks have materially affected or are reasonably likely to materially affect the Company, including the Company’s business strategy, results of operations or financial condition. However, there can be no assurance that the Company will not be materially affected in the future. For additional information regarding risks from cybersecurity threats, refer to Item 1A, “Risk Factors”, in this Annual Report on Form 10-K.

Governance

Our Board of Managers (the “Board”) considers cybersecurity risk as part of its risk oversight function. In March 2024, the Board delegated to its Audit Committee oversight of cybersecurity and other information technology risks. Our Audit Committee oversees management’s implementation of our cybersecurity risk management program. Our Audit Committee will receive periodic reports from our Chief Financial Officer on our cybersecurity risks. In addition, our Chief Financial Officer will update our Audit Committee, as necessary, regarding any significant cybersecurity incidents impacting our advisor’s information systems. Our Board of Directors will also receive briefings from our Chief Financial Officer on our cybersecurity risk management program as part of our overall business risk updates.

Our management, represented by our Chief Financial Officer, oversees the Company’s cybersecurity risk management program. Our advisor has elected to engage third-party providers to maintain its network defenses and to manage and assess cybersecurity risk management and strategy for the Company. Our advisor's third-party provider updates our Chief Financial Officer and members of our advisor’s management team with any network issues on a monthly basis and makes recommendations for security upgrades as needed. Our Chief Financial Officer takes these recommendations into account in deciding which upgrades to implement. Our Chief Financial Officer will update the Audit Committee quarterly, or more frequently in the case of a significant cybersecurity incident impacting our information systems.

Item 2. Properties.

General

At December 31, 2023, our sole remaining property-related asset is a 50.1% interest in Worldwide Plaza located in New York, New York. The following table presents certain additional information about the property, including the rentable square footage and annualized cash base rent of Worldwide Plaza multiplied by our pro rata share of our investment in WWP:

Property	Ownership	Rentable Sq. Ft.	Percent Occupied	Annualized Cash Base Rent (in thousands)	Annualized Cash Base Rent Per Sq. Ft. (in thousands)	Number of Leases
Worldwide Plaza - Office	50.1%	923,229	90.5%	$58,054	$62.88	15
Worldwide Plaza - Retail	50.1%	122,193	98.1%	1,360	11.13	8
Total/Weighted Average		1,045,422	91.5%	$59,414	$56.83	23

NEW YORK REIT LIQUIDATING LLC

FORM 10-K

DECEMBER 31, 2023

Future Lease Expirations Table

The following is a summary of our pro rata share of Worldwide Plaza lease expirations for the next ten years as of December 31, 2023 (dollar value in thousands):

Year of Expiration	Number of Leases Expiring	Expiring Annualized Cash Rent (1)	Expiring Annualized Cash Rent as a Percentage of the Total (1)	Leased Rentable Square Ft.	Percentage of Leased Rentable Sq. Ft. Expiring
2024	2	$30,369	51.1%	309,830	29.5%
2025	1	1,220	2.0%	19,276	1.8%
2026	3	2,847	4.8%	52,694	5.0%
2027	3	1,122	1.9%	82,858	7.9%
2028	1	94	<1.0%	911	<1.0%
2029	2	264	<1.0%	1,156	<1.0%
2030	1	—	—	19,528	1.9%
2031	4	3,890	6.5%	56,846	5.4%
2032	2	1,588	2.7%	30,487	2.9%
2033	2	17,969	29.8%	355,254	33.9%
Total	21	$59,363	99.5%	928,840	88.5%

(1)
Expiring annualized cash rent represents contractual cash base rents at the time of lease expiration added to current reimbursements from tenants, excluding electric reimbursements and free rent.

Tenant Concentration

The following table lists the tenants whose rented square footage is greater than 10% of the total rentable square footage of Worldwide Plaza as of December 31, 2023 (dollars in thousands):

Tenant	Rented Sq. Ft. (1)	Rented Sq. Ft. as a % of Total	Lease Expiration	Remaining Lease Term (2)	Renewal Options	Annualized Cash Base Rent (1)
Nomura Holdings America, Inc.	353,250	34%	9/2033	9.8	(3)	$17,659
Cravath, Swaine & Moore LLP	309,385	30%	8/2024	0.7	None	$30,306

(1)
Rented square feet and annualized cash base rent reflect the rented square footage and annualized cash base rent of Worldwide Plaza multiplied by our 50.1% pro rata share of WWP.
(2)
Remaining lease term in years as of December 31, 2023.
(3)
Nomura Holdings America, Inc. has up to four options to renew its lease. The first two options are for renewal terms of five or ten years each and the second two options are for five years each. In total, the renewal options allow for a maximum of 20 years of extended term.

As noted above, the lease with Cravath, Swaine & Moore LLP expires in August 2024 and the tenant has informed Worldwide Plaza that it does not intend to enter into a new lease upon expiration of the existing lease.

Property Financing

As of December 31, 2023, the Worldwide Plaza debt has an outstanding balance of $1.2 billion, bears interest at a blended rate of 3.98% per annum, requires monthly payments of interest only and matures in November 2027. We have no mortgage debt other than our 50.1% share of the Worldwide Plaza debt.

NEW YORK REIT LIQUIDATING LLC

FORM 10-K

DECEMBER 31, 2023

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

The Company’s subsidiary, ARC NYWWPJV001, LLC filed suit against WWP JV LLC on December 22, 2022. The suit is captioned ARC NYWWPJV001, LLC v. WWP JV LLC, (Sup. Ct. N.Y. County), and, on February 10, 2023, the Company was named as Counterclaim Defendant and Third-Party Defendant in such action. ARC NYWWPJV001, LLC has sought declaratory relief that it need not fund certain disputed capital contributions exceeding $82 million under the Third Amended and Restated Limited Liability Company Agreement of WWP Holdings, LLC (“LLC Agreement”) related to proposed capital improvements at Worldwide Plaza, because it is ARC NYWWPJV001, LLC's position that the Initial Budget expired at year end 2018 and the subject capital improvements would require a new Annual Budget that has received Board Approval, which has not occurred. WWP JV LLC’s counterclaim against the Company seeks declaratory relief that the Company must continue to maintain the Reserve until such time as a member of WWP Holdings, LLC issues a call notice for the Reserve under the LLC Agreement (the “Counterclaim”). WWP JV LLC’s third party claims against the Company assert claims for fraud, fraudulent inducement, and unjust enrichment and seek damages in excess of $90 million (the “Third Party Claims”). The Supreme Court, New York County dismissed the Third Party Claims against the Company on November 14, 2023; WWP JV LLC has appealed that dismissal. It is the Company’s and ARC NYWWPJV001, LLC’s position that the Counterclaim and Third Party Claims are without merit and fail to state any causes of action upon which relief may be granted as a matter of law and/or pursuant to the express terms of the LLC Agreement. Moreover, NYRT is not a party to the LLC Agreement.

If the Company is unsuccessful in receiving favorable declaratory judgments in the above-referenced actions or is unsuccessful in defending the claims against it therein, the Company may be required to contribute additional capital to the joint venture. As stated above, it is the Company's and ARC NYWWPJV001, LLC's position that the Counterclaim and teh Third Party Claims are without merit and the Company and ARC NUWWPJV001, LLC intend to vigorously dispute the Counterclaim and the Third Party Claims. The Company cannot predict and expresses no prediction as to the outcome of these matters. Therefore, the Company cannot estimate the range of any reasonably possible loss.

Item 4. Mine Safety Disclosures.

Not applicable.

NEW YORK REIT LIQUIDATING LLC

FORM 10-K

DECEMBER 31, 2023

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Predecessor’s common stock was traded on the NYSE under the symbol “NYRT.” In connection with the conversion of the Predecessor to the Company, the stock transfer books of the Predecessor were closed as of the close of business on November 2, 2018, which was the last day of trading for the Predecessor’s common stock. For tax purposes, the fair value of each Unit in the Company received by stockholders when the conversion became effective, which reflects the value of the remaining assets of the Company (net of liabilities), was $14.00 per Unit and was equal to the average of the high and low trading prices for shares of the Predecessor’s common stock on the last three days on which the shares were traded on the NYSE. The Units of the Company are not listed for trading on any exchange, and there is no established trading market for the Units. The table titled Total Return Performance in Item 5 of our Annual Report on Form 10-K for the year ended December 31, 2022 is hereby incorporated by reference.

For each calendar quarter indicated, the following table reflects the amounts paid to our unitholders in respect of these Units to which we refer as “dividends.” All dollar amounts have been adjusted to reflect the 1-for-10 reverse split that occurred in March 2018.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2023
Cash dividends paid per unit (1)	$—	$—	$—	$0.25
2022
Cash dividends paid per unit (1)	$0.19	$0.10	$0.03	$—
2021
Cash dividends paid per unit (1)	$0.18	$0.25	$0.13	$0.19

(1)
Represents distributions of liquidation proceeds. Since the adoption of the Liquidation Plan, we have made cash liquidating distributions totaling $61.83 per unit/share.

Holders

At February 29, 2024, we had 16,791,769 Units outstanding held by a total of 8,327 unitholders of record.

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

We did not repurchase any of our Units during the years ended December 31, 2023 and 2022.

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

NEW YORK REIT LIQUIDATING LLC

FORM 10-K

DECEMBER 31, 2023

Item 6. [Reserved.]

Not applicable.

NEW YORK REIT LIQUIDATING LLC

FORM 10-K

DECEMBER 31, 2023

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements of New York REIT Liquidating LLC and the notes thereto. As used herein, the terms “Company,” “we,” “our” and “us” refer to New York REIT Liquidating LLC, and its consolidated subsidiaries and, as required by context to New York REIT, Inc., a Maryland corporation (the “Predecessor”), to New York Recovery Operating Partnership, L.P., a Delaware limited partnership (the “OP”), and to their subsidiaries. References to the Company’s ownership, investment in, and rights and obligations and actions with respect to WWP Holdings LLC or Worldwide Plaza refer to the interests, rights and obligations, and actions of the Company’s subsidiary ARC NYWWPJV001, LLC, except that references relating to the $90.7 million cash reserve established in 2017 from the proceeds of our sale of a 48.7% interest in Worldwide Plaza refer to amounts held by the Company and not by ARC NYWWPJV001, LLC. For example, statements such as “our sole remaining property-related asset is a 50.1% ownership interest in Worldwide Plaza”, “our interest in Worldwide Plaza”, “our joint venture partner in Worldwide Plaza”, and similar statements refer to ARC NYWWPJV001, LLC’s interests, activities, rights and obligations, and partner with respect to Worldwide Plaza.

As of March 8, 2017, we are externally managed by Winthrop REIT Advisors, LLC (the “Winthrop Advisor”). The following information contains forward-looking statements, which are subject to risks and uncertainties. Should one or more of these risks or uncertainties materialize, actual results may differ materially from those expressed or implied by the forward-looking statements. Please see “Notes Regarding Forward-Looking Statements” and “Risk Factors” elsewhere in this report for a description of these risks and uncertainties. Capitalized terms used herein but not otherwise defined have the meaning ascribed to those terms under “Financial Statements and Supplementary Data” in Part II, Item 8, which includes the notes to our consolidated financial statements and contained herein.

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

Overview

On August 22, 2016, the Board approved a plan of liquidation to sell in an orderly manner all or substantially all of its assets and the assets of the OP (the “Liquidation Plan”), subject to stockholder approval. The Liquidation Plan was approved at a special meeting of stockholders on January 3, 2017.

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

In October 2018, the Predecessor announced the withdrawal of its common stock from listing on the NYSE in connection with the conversion. November 2, 2018 was the last day on which shares of its common stock were traded on the NYSE and its stock transfer books were closed as of 4:00 p.m. (Eastern Time) on such date. At the effective time of the conversion, each outstanding share of common stock of the Predecessor was converted into one unit of common membership interest in the Company (a "Unit"), and holders of shares of our common stock automatically received one Unit (which Unit was in book entry form) for each share of the Predecessor's common stock held by such stockholder. Unlike shares of the Predecessor’s common stock, which, in addition to being listed on the NYSE, were freely transferable, Units are not listed for trading and generally are not transferable except by will, intestate succession or operation of law. Therefore, the holders of Units do not have the ability to realize any value from these interests except from distributions made by the Company, the timing of which will be solely in the discretion of the Board of Managers.

NEW YORK REIT LIQUIDATING LLC

FORM 10-K

DECEMBER 31, 2023

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

The dissolution process and the amount and timing of distributions to unitholders involves risks and uncertainties. Accordingly, it is impossible to predict the timing or aggregate amount which will be ultimately distributed to unitholders, and no assurance can be given that the distributions will equal or exceed the estimate of net assets presented in the Consolidated Statements of Net Assets. To date, liquidating distributions totaling $61.83 per common share/Unit have been paid.

Liquidation Plan

As of the date of this Annual Report on Form 10-K, all of our property-related assets have been sold except our remaining interest in Worldwide Plaza. For purposes of liquidation accounting, our estimate of net assets in liquidation value assumes a sale of Worldwide Plaza at December 31, 2024, which is based on estimated cash flow projections utilizing appropriate discount and capitalization rates as well as available market information and assumptions regarding capital expenditures. The actual timing of sale has not yet been determined and is subject to future events and uncertainties. These estimates are subject to change based on the actual timing of the sale of our remaining interest in Worldwide Plaza and the actual cash distributions received from the property during our holding period. The net assets in liquidation of $123.0 million at December 31, 2023 are presented on an undiscounted basis.

Net operating income at Worldwide Plaza has remained relatively steady. We will continue to monitor the market and adjust the net realizable value of the investment, if necessary, at each reporting period. The timing of the sale of the property, and the ultimate value we receive from the sale, are subject to change. We initially set aside approximately $90.7 million from the 2017 refinancing proceeds to cover our share of potential future leasing and capital costs at the property; as discussed in “Note 8 — Commitments and Contingencies”, we believe that any obligation to reserve this amount has lapsed and we are seeking a declaratory judgment in the Delaware Court of Chancery that we are permitted to distribute the reserved funds. The Delaware proceedings have been stayed, pending resolution of proceedings in New York initiated by the Company's subsidiary, ARC NYWWPJV001, LLC.

Current Activity

There were no sales during 2023.

Liquidity and Capital Resources

As of December 31, 2023, we had cash and cash equivalents and restricted cash aggregating $95.3 million. Our total assets and undiscounted net assets in liquidation were $124.1 million and $123.0 million, respectively, at December 31, 2023.

Our principal demands for funds are to pay or fund operating expenses, capital expenditures and liquidating distributions to our unitholders. We believe that our current cash balance plus interest earned on our cash balances will continue to provide adequate capital to fund our operating, administrative and other expenses incurred during liquidation. We estimate that our current cash balance is sufficient to cover approximately three years of operating expenses at the Company. As the space currently leased by Cravath, Swaine & Moore LLP has not been sufficiently re-leased on terms that would generate sufficient cash flow to satisfy debt service requirements, the joint venture that owns Worldwide Plaza is currently restricted from making distributions under the terms of its

NEW YORK REIT LIQUIDATING LLC

FORM 10-K

DECEMBER 31, 2023

indebtedness. The lender initiated a cash sweep in September 2023 and, as a result, all rent payments are being directed to the sweep account and the lender controls disbursements to cover operating expenditures and capital improvements at Worldwide Plaza. Any excess funds are retained in a lender-controlled account to be utilized to cover future operating cash shortfall at the property. The cash sweep will continue until such time as specific leasing conditions have been met or an amount equal to approximately $42.3 million has been deposited into an account to fund lease commissions and tenant improvements for that space. Even though our joint venture partner in Worldwide Plaza has informed us that it does not intend to make any further distributions to the joint venture partners, we will still be able to satisfy our current operating, administrative and other expenses; however, liquidating distributions to our unitholders will likely be suspended or reduced accordingly.

Our principal sources and uses of funds are further described below.

Principal Sources of Funds

Cash Flows from Operating Activities

Our cash flows from operating activities are primarily dependent upon the occupancy level at Worldwide Plaza, the net effective rental rates achieved on our leases, the collectability of rent, operating escalations and recoveries from our tenants at Worldwide Plaza and the level of operating and other costs, including general and administrative expenses and other expenses associated with carrying out our Liquidation Plan. As discussed above, the lender initiated a cash sweep in September 2023 which restricts the joint venture that owns Worldwide Plaza from making distributions. Prior to initiation of the cash sweep, our joint venture partner in Worldwide Plaza suspended making current distributions to the joint venture partners and reserved all excess cash flow from the property. The Company has filed an action for declaratory judgment in the New York Supreme Court contesting our joint venture partner's right to do so.

Sales Proceeds

In connection with the Liquidation Plan, we plan to sell our remaining 50.1% interest in Worldwide Plaza.

Other Sources of Funds

During the year ended December 31, 2023, we received net distributions of $162,000 in respect of our interest in Worldwide Plaza.

Principal Use of Funds

Capital Expenditures

At December 31, 2023, we owned a 50.1% interest in the joint venture that owns Worldwide Plaza. In connection with the leasing of the property, the joint venture entered into agreements with its tenants to provide allowances for tenant improvements. These allowances require the joint venture to fund capital expenditures up to amounts specified in the lease agreements. Our share of capital expenditures during the year ended December 31, 2023 was funded from property cash flow.

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

Liquidating Distributions

Until such time as we are able to dispose of our remaining asset, the actual amount and timing of, and record dates for, future liquidating distributions will be determined by our Board of Managers and will depend upon the timing and amount of cash flow distributions we receive from our Worldwide Plaza joint venture and the amounts deemed necessary by our Board of Managers to pay or provide for our liabilities and obligations. The timing and amount of our final liquidating distribution will be dependent on the timing and proceeds of the sale of our remaining interest in Worldwide Plaza and the timing of the resolution of the litigations,

NEW YORK REIT LIQUIDATING LLC

FORM 10-K

DECEMBER 31, 2023

discussed in “Note 8 - Commitments and Contingencies”. As the Company is treated as a partnership for federal and state income tax purposes, any such liquidating distributions on the Units will be deemed a return of capital.

Loan Obligations

We have no consolidated mortgage notes payable as of December 31, 2023.

As of December 31, 2023, we had $601.2 million of unconsolidated mortgage debt reflecting our pro rata share of Worldwide Plaza’s total mortgage debt of $1.2 billion. The Worldwide Plaza mortgage debt matures in November 2027 and requires monthly interest only payments. Operating cash flow at the property is expected to be sufficient to cover the monthly debt service payments through August 2024. If the space currently leased by Cravath, Swaine & Moore LLP is not sufficiently re-leased, we expect that operating cash flow will not be sufficient to cover the debt service obligations starting in September 2024.

Cash Flows

Our level of liquidity based upon cash, cash equivalents and restricted cash decreased by approximately $5.4 million from $100.7 million at December 31, 2022 to $95.3 million at December 31, 2023.

The holders of shares of common stock of the Predecessor approved the Liquidation Plan on January 3 2017, and we adopted the liquidation basis of accounting effective January 1, 2017. We did not make any acquisitions in new investments during 2022 or 2023, and, in accordance with the Liquidation Plan, no further acquisitions are expected. We had no sources or uses of non-operating cash flow for the year ended December 31, 2023.

Our primary sources of non-operating cash flow for the year ended December 31, 2023 include:

•
$162,000 net distributions related to our interest in Worldwide Plaza.

Our primary uses of non-operating cash flow for the year ended December 31, 2023 include:

•
$4.2 million for liquidating distributions to unitholders.

Our primary sources of non-operating cash flow for the year ended December 31, 2022 include:

•
$8.6 million net distributions related to our interest in Worldwide Plaza.

Our primary uses of non-operating cash flow for the year ended December 31, 2022 include:

•
$5.4 million for liquidating distributions to common shareholders.

Contractual Obligations

We did not have any contractual debt or lease obligations as of December 31, 2023.

Comparability of Financial Data From Period to Period

Results of Operations

Our remaining property asset continues to perform in a manner that is relatively consistent with prior reporting periods. We have experienced no significant changes in occupancy or rental rates at Worldwide Plaza.

Occupancy and Leasing

See Item 2 (“Properties”)

NEW YORK REIT LIQUIDATING LLC

FORM 10-K

DECEMBER 31, 2023

Changes in Net Assets in Liquidation

Net assets in liquidation increased by $1.9 million during the year ended December 31, 2023. The increase was primarily due to an increase of $4.8 million in the estimated liquidation value of the Company’s investment in Worldwide Plaza primarily resulting from an increase in estimated distributions from working capital and property operations and a $1.3 million net increase due to a remeasurement of estimated receipts and costs primarily related to an increase of estimated interest income. The increase in net assets was offset by $4.2 million of liquidating distributions to unitholders.

Net assets in liquidation decreased by $202.0 million during the year ended December 31, 2022. The reduction was primarily due to a net decrease of $194.9 million in the estimated liquidation value of the Company's investment in Worldwide Plaza primarily related to a decrease in value as well as a decrease in estimated distributions from working capital and property operations. The reduction was also a result of liquidating distributions to unitholders totaling $5.4 million and a $1.7 million decrease due to a remeasurement of estimated costs.

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

Net assets in liquidation at December 31, 2023, which are presented on an undiscounted basis, include Worldwide Plaza value based on estimated cash flow projections utilizing appropriate discount and capitalization rates as well as available market information and assumptions regarding capital expenditures in the accompanying consolidated financial statements, assuming we dispose of our investment in the next 12 months, resulting in estimated future liquidating distributions of approximately $7.33 per Unit. This estimate of liquidating distributions includes projections of costs and expenses to be incurred during the next 12 months and costs to dispose of the Company’s remaining investment in WWP. Any changes in the future market value of Worldwide Plaza, if any, will be evaluated at each reporting period and will be reflected in the Statements of Net Assets in liquidation at such times. Like any estimate or projection, management’s estimate is subject to various assumptions and uncertainties including the joint venture’s ability to execute on the business plan, tenants paying their rental obligations, the equity capital and financing markets and New York City market conditions generally.

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

Tax Status

We are taxed as a partnership for federal and state income tax purposes. Accordingly, no provision or benefit for income taxes is made in the consolidated financial statements. All distributions from the Company will be considered a return of capital for tax purposes. Unitholders will receive a Schedule K-1 from the Company annually reflecting their allocable share of the Company's income, loss, gains and deductions.

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

DECEMBER 31, 2023

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

Under liquidation accounting, the investment in unconsolidated joint venture is recorded at its liquidation value, or net realizable value, comprised of an estimate of the expected sale proceeds upon disposition plus the estimated net cash flow to be received from the venture during the liquidation period. We evaluate the net realizable value of our unconsolidated joint venture at each reporting period. Any changes in net realizable value will be reflected as a change in our net assets in liquidation. The liquidation value of our remaining investment in Worldwide Plaza at December 31, 2023 is based on estimated cash flow projections utilizing appropriate discount and capitalization rates as well as available market information and assumptions regarding capital expenditures assuming we dispose of our investment in the next 12 months.

Recent Accounting Pronouncement

There are no new accounting pronouncements that are applicable or relevant to the Company under the liquidation basis of accounting.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

At December 31, 2023, we had $601.2 million of unconsolidated mortgage debt reflecting our pro rata share of Worldwide Plaza’s total mortgage debt of $1.2 billion. This debt consisted of fixed-rate secured mortgage notes payable. Changes in market interest rates have no impact on interest due on the notes.

Item 8. Financial Statements and Supplementary Data.

The information required by this Item 8 is hereby incorporated by reference to our consolidated financial statements and the notes thereto beginning on page 41 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosure.

As of December 31, 2023, an evaluation was performed under the supervision and with the participation of our management, including our Board of Managers, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Company’s Board of Managers have concluded that our disclosure controls and procedures are effective as of December 31, 2023.

NEW YORK REIT LIQUIDATING LLC

FORM 10-K

DECEMBER 31, 2023

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

As of December 31, 2023, the Company’s management conducted an assessment of the effectiveness of Company’s internal control over financial reporting. The Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013) in “Internal Control—Integrated Framework.”

Based on that assessment and those criteria, management has maintained and concluded that our internal control over financial reporting was effective as of December 31, 2023.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2023, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None

NEW YORK REIT LIQUIDATING LLC

FORM 10-K

DECEMBER 31, 2023

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Managers of the Company

The following table represents certain information with respect to our managers and executive officers as of the date of this Annual Report on Form 10-K:

Name	Age	Position Held

Randolph C. Read	71	Chairman of the Board, Manager
Craig T. Bouchard	68	Manager
Michael L. Ashner	71	Manager
John Garilli	59	Chief Executive Officer, President,
		Chief Financial Officer, Treasurer and Secretary

Randolph C. Read, Manager and Chairman of the Board of Managers - Mr. Read has served as an independent manager and Chairman of the Board of Managers since November 2018. Previously, he served as an independent director of our Predecessor from December 2014 until November 2018, including as Chairman of the Board from June 2015 until November 2018. Mr. Read has served as the independent Chairman of the Board of Enzon Pharmaceuticals, Inc. since August 2020 and as an independent director of SandRidge Energy, Inc. since June 2018. Mr. Read previously served as an independent director of Luby’s, Inc. (2019-2021). Mr. Read has been President and Chief Executive Officer of Nevada Strategic Credit Investments, LLC since 2009. Mr. Read has previously served as President of a variety of other companies and has previously served on a number of public and private company boards. He is admitted as a Certified Public Accountant and has an M.B.A. in Finance from the Wharton Graduate School of the University of Pennsylvania and a B.S. from Tulane University.

Mr. Read is qualified to serve on our Board of Managers based on his significant business experience as a director and an executive officer of entities in a variety of industries, as well as capital markets, governance and operations experience, in addition to his knowledge, financial expertise and leadership qualities and roles, including his experience as Chairman of our Predecessor's Board of Directors and Chairman of our Board of Managers.

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

Mr. Bouchard is currently a member of the Leadership Board of the Department of Athletics at Duke University. Mr. Bouchard served on the Board of Trustees of Boston University and on the Foundation of the University of Montana. Mr. Bouchard holds a Bachelor of Arts degree, a Master of Economics degree in Economics, and Doctor of Science, from Illinois State University where he is in the Hall of Fame of the School of the Arts and Sciences. Mr. Bouchard has a Master of Business Administration (MBA) from the University of Chicago.

NEW YORK REIT LIQUIDATING LLC

FORM 10-K

DECEMBER 31, 2023

Mr. Bouchard is qualified to serve on our Board of Managers based on his extensive experience and knowledge developed through his service as an executive and in corporate management, including his service on our Predecessor's Board of Directors.

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

Audit Committee

Prior to 2023, due to the Company’s limited operations and level of activity, which primarily includes the sale of our remaining asset and the payment of outstanding obligations, we did not have an audit committee or other committee that performs similar functions and, consequently, had not designated an audit committee financial expert. Given the addition to the Board of Managers of Mr. Ashner, and his affiliation with the Winthrop Advisor, on March 14, 2023, our Board of Managers created an audit committee consisting of Craig T. Bouchard and Randolph C. Read, each of whom is an audit committee financial expert as defined in Item 407(d)(5) of Regulation S-K.

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

NEW YORK REIT LIQUIDATING LLC

FORM 10-K

DECEMBER 31, 2023

Item 11. Executive Compensation.

We have no employees. Our Advisor performs our day-to-day management functions. For 2023 and 2022, our only named executive officer is Mr. Garilli. Mr. Garilli serves as our Chief Executive Officer, President, Chief Financial Officer, Treasurer and Secretary. Mr. Garilli is an employee of the Advisor and does not receive any compensation directly from us for serving as our executive officer. We do not reimburse our Advisor or its affiliates for salaries, bonuses or benefits incurred by these entities and paid to our named executive officers.

See “Certain Relationships and Related Transactions and Director Independence” in Part III, Item 13 for a discussion of fees payable and expenses reimbursable to the Advisor, the Property Manager, and their affiliates under our agreements with them.

We did not determine the compensation payable to our named executive officers by our Advisor or its affiliates during the year ended December 31, 2023. As a result, we do not have, and our Board of Managers has not considered a compensation policy or program for executive officers. Accordingly, we have not included in this Annual Report on Form 10-K a “Compensation Discussion and Analysis,” report with respect to executive compensation or a ratio of the compensation of our Chief Executive Officer or our median employee.

Compensation of Executive Officers

The following table, footnote and related narrative summarizes the “total compensation” earned by the named executive officers for services rendered to the Company for each of the fiscal years ended December 31, 2023, 2022 and 2021 during which such individuals were designated as named executive officers:

Name and Principal Position	Year	Salary	Total
John Garilli,	2023	$—	$—
Chief Executive Officer, President and	2022	—	—
Chief Financial Officer	2021	—	—

Equity Compensation

There are no outstanding equity-based awards as of the fiscal year ended December 31, 2023.

Compensation of Managers

The following table sets forth information regarding compensation of managers who served as members of our Board of Managers during the year ended December 31, 2023:

Name	Fees Paid in Cash	Total Compensation
Craig T. Bouchard	$60,000	$60,000
Michael L. Ashner	60,000	60,000
Randolph C. Read	120,000	120,000

Effective July 1, 2020, the monthly stipend paid to each Manager was reduced to $5,000 per month with the non-executive chair receiving an additional $5,000 per month. Fees earned by our managers for their services are paid quarterly in advance.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our Units as of December 31, 2023 by:

•
each person known by us to be the beneficial owner of more than 5.0% of the outstanding Units;
•
each of our Managers and named executive officers; and
•
all of our Managers and executive officers as a group.

NEW YORK REIT LIQUIDATING LLC

FORM 10-K

DECEMBER 31, 2023

Except as otherwise indicated, each unitholder listed below has sole voting and investment power with respect to the Units beneficially owned by them, subject to applicable community property laws. As of February 29, 2024, there were 16,791,769 Units outstanding.

Beneficial Owner (1)	Numbers of Units Beneficially Owned	Percent of Class
Joseph Moinian (2)	1,678,417	10.0%
Pacific Investment Management Company LLC (3)	1,649,082	9.8%
Indaba Capital Management LP (4)	1,645,561	9.8%
TSSP Sub-Fund HoldCo LLC (5)	1,645,493	9.8%
Morgan Stanley Co. LLC (6)	1,515,000	9.0%
Davidson Kempner Capital Mgmt LP (7)	1,415,223	8.4%
683 Capital Management LLC (8)	938,730	5.6%
Michael L. Ashner (9)	92,400	*
John A. Garilli	4,000	*
Randolph C. Read	1,849	*
Craig T. Bouchard	493	*
All directors and executive officers as a group (4 persons)	98,742	*

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
(5)
The business address for TSSP Sub-Fund HoldCo LLC is 2100 McKinney Avenue, Suite 1030, Dallas, Texas 75201. TSSP Sub-Fund HoldCo LLC has shared voting power over 1,645,493 Units. The information contained herein respecting TSSP Sub-Fund HoldCo LLC is based solely on Schedule 13G/A filed by TSSP Sub-Fund HoldCo LLC with the SEC on February 14, 2024.
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

NEW YORK REIT LIQUIDATING LLC

FORM 10-K

DECEMBER 31, 2023

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

To our knowledge, based solely on our review of the copies of such reports furnished to us and written representations that no other reports were required during the year ended December 31, 2023, all Section 16(a) filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were timely satisfied.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Effective March 7, 2017, the Winthrop Advisor was hired as the Predecessor’s advisor. The Winthrop Advisor continues to serve as the advisor to the Company.

Mr. Garilli was elected as our Predecessor’s Chief Financial Officer in March 2017. On July 12, 2018, Mr. Garilli was elected as Chief Executive Officer and President while maintaining his other executive positions of the Predecessor. Mr. Garilli is employed by an affiliate of the Winthrop Advisor and holds an indirect ownership interest in the Winthrop Advisor.

Mr. Ashner was appointed as a member of the Board of Managers on November 9, 2022. Mr. Ashner serves as the Chief Executive Officer of the Winthrop Advisor.

Advisor

From March 8, 2017 until November 2018, the Winthrop Advisor managed the day-to-day operations of our Predecessor pursuant to the Advisory Agreement. The Winthrop Advisor currently manages the day-to-day operations of the Company. The services provided by the Winthrop Advisor include: (i) serving as our investment and financial advisor; (ii) performing and supervising the various administrative functions necessary for the day-to-day management of our operations, including providing personnel necessary to perform such services; (iii) engaging and conducting business with consultants, accountants, lenders, attorneys, brokers and other service providers and overseeing the performance of services; (iv) overseeing acquisitions and dispositions of investments and recommending acquisitions and dispositions of investments to our Board of Managers; (v) arranging for financings and refinancings; (vi) overseeing and managing our existing investments; (vii) managing accounting and other record-keeping functions; (viii) preparing and filing all reports required to be filed by it with the SEC, the IRS and other regulatory agencies; (ix) maintaining our compliance with the Sarbanes-Oxley Act; and (x) monitoring compliance with our corporate-level and property-level indebtedness.

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

The following table sets forth the various fees and expenses paid by us to the Winthrop Advisor during the year ended December 31, 2023:

Asset Management Fees	$1,200,000

Winthrop Advisor and its Affiliates

The activities of the Company are administered by the Winthrop Advisor pursuant to the terms of an advisory agreement, as amended, (the “Advisory Agreement”) between the Company and the Winthrop Advisor.

NEW YORK REIT LIQUIDATING LLC

FORM 10-K

DECEMBER 31, 2023

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

From the Liquidation Date through July 31, 2020, the Company paid to the Winthrop Advisor a monthly fee of $100,000 and a supplemental fee of $50,000 per quarter (prorated for any partial quarter) for any period that the principal executive and financial officers of the Company are required to certify the financial and other information contained in the Company's quarterly and annual reports pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended. On October 30, 2020, the Advisory Agreement was amended to reduce the monthly fee payable to Winthrop Advisor to $83,000 effective August 1, 2020. All other terms of the Advisory Agreement remained unchanged.

In connection with the adoption of liquidation accounting, the Company accrues costs it expects to incur through the end of liquidation. At December 31, 2023, the Company has accrued asset management fees and compensation totaling $1.2 million payable to Winthrop Advisor representing management’s estimate of future asset management fees to final liquidation, provided there is no assurance that the contract will continue to be extended at the same terms, if at all. This amount is included in estimated costs in excess of estimated receipts during liquidation.

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

Item 14. Principal Accounting Fees and Services.

KPMG LLP has been selected to serve as our independent registered public accounting firm to audit our consolidated financial statements for the year ended December 31, 2023. Prior to the formation of the Audit Committee in March 2023, KPMG LLP reported directly to our Board of Managers. The Board of Managers participated in and approved the decision to appoint KPMG LLP for the years ended December 31, 2023 and 2022. Subsequent to the formation of the Audit Committee, KPMG LLP reports directly to our Audit Committee.

NEW YORK REIT LIQUIDATING LLC

FORM 10-K

DECEMBER 31, 2023

Audit Fees

Audit fees charged by KPMG LLP related to the audits of our consolidated financial statements for each of the years ended December 31, 2023 and 2022 were $388,800 and $373,700 which were incurred during the years ended December 31, 2023 and 2022, respectively.

Auditor Name: KPMG LLP

Auditor Location: Stamford, CT

Auditor Firm ID: 185

Audit Related Fees

There were no audit related fees billed by KPMG LLP for the years ended December 31, 2023 and 2022.

Tax Fees

There were no tax fees billed by KPMG for the years ended December 31, 2023 and 2022.

All Other Fees

There were other fees billed by KPMG LLP totaling $73,529 for the years ended December 31, 2023 and 2022.

NEW YORK REIT LIQUIDATING LLC

FORM 10-K

DECEMBER 31, 2023

PART IV

Item 15. Exhibits and Financial Statement Schedules.

The following are filed as part of this Annual Report on Form 10-K:

		Page Number
1.	Financial Statements – Part II, Item 8, Financial Statement and Supplementary Data	28

2.	Exhibits: See accompanying Exhibit Index	38

NEW YORK REIT LIQUIDATING LLC

FORM 10-K

DECEMBER 31, 2023

EXHIBIT INDEX

The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2023 (and are numbered in accordance with Item 601 of Regulation S-K):

Exhibit No.	Description

2.1 (7)	Plan of Liquidation

2.2 (8)	Amendment to Plan of Liquidation

3.1 (3)	Articles of Conversion of New York REIT, Inc.

3.2 (3)	Certificate of Conversion of New York REIT, Inc.

3.3 (3)	Certificate of Formation of New York REIT Liquidating LLC

3.4 (3)	Limited Liability Company Agreement of New York Liquidating LLC, dated as of November 7, 2018
3
4.1 (4)	Description of Units

10.1 (1)	Agreement, dated as of December 19, 2016, by and among New York REIT, Inc., New York Recovery Operating Partnership, L.P. and Winthrop REIT Advisors LLC

10.4 (2)	Third Amended and Restated Limited Liability Company Agreement of WWP Holdings, LLC dated October 18, 2017

10.5 (5)	Amendment No. 2 to Advisory Agreement, dated as of June 6, 2018, among New York REIT, Inc., New York Recovery Operating Partnership, L.P. and Winthrop REIT Advisors LLC

10.6 (6)	Amendment No. 3 to Advisory Agreement dated as of August 7, 2018, among New York REIT Inc., New York Recovery Operating Partnership, L.P. and Winthrop REIT Advisors LLC

10.7 (9)	Indemnification Agreement dated November 13, 2018, between New York REIT Liquidating LLC and Randolph C. Read

10.8 (9)	Indemnification Agreement dated November 13, 2018, between New York REIT Liquidating LLC and Craig T. Bouchard

10.9 (12)	Indemnification Agreement dated March 30, 2023, between New York REIT Liquidating LLC and Michael L. Ashner

10.10 (9)	Indemnification Agreement dated November 13, 2018, between New York REIT Liquidating LLC and John Garilli

10.11 (10)	Manager Designation Agreement dated June 30, 2020 by and among New York Liquidating LLC and the WW Investors party thereto

10.12 (11)	Amendment No. 4 to Advisory Agreement dated as of October 30, 2020, among New York REIT Liquidating LLC and Winthrop REIT Advisors LLC

21.1 *	Subsidiaries of New York REIT Liquidating LLC

23.1 *	Consent of KPMG LLP

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

The following materials from New York REIT Liquidating LLC’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Net Assets, (ii) the Consolidated Statements of Changes in Net Assets, and (iii) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

NEW YORK REIT LIQUIDATING LLC

FORM 10-K

DECEMBER 31, 2023

* Filed herewith

(1)
Filed as an exhibit to New York REIT, Inc.’s Current Report on Form 8-K filed with the SEC on December 19, 2016.
(2)
Filed as an exhibit to New York REIT, Inc.’s Annual Report on Form 10-K filed with the SEC on March 1, 2018.
(3)
Filed as an exhibit to New York REIT Liquidating LLC’s Current Report on 8-K filed with the SEC on November 7, 2018.
(4)
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
(10)
Filed as an exhibit to New York REIT Liquidating LLC’s Current Report on Form 8-K filed with the SEC on July 1, 2020.
(11)
Filed as an exhibit to New York REIT Liquidating LLC’s Quarterly Report on Form 10-Q filed with the SEC on November 4, 2020.
(12)
Filed as an exhibit to New York REIT Liquidating LLC's Annual Report on Form 10-K filed with the SEC on March 31, 2023.

Item 16. Form 10-K Summary.

Not applicable.

NEW YORK REIT LIQUIDATING LLC

FORM 10-K

DECEMBER 31, 2023

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 1st day of April 2024.

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

/s/ Randolph C. Read Randolph C. Read	Chairman of the Board, Manager	March 28, 2024

/s/ Craig T. Bouchard Craig T. Bouchard	Manager	March 28, 2024

/s/ Michael L. Ashner Michael L. Ashner	Manager	March 28, 2024

NEW YORK REIT LIQUIDATING LLC

Report of Independent Registered Public Accounting Firm

To the Unitholders and Board of Managers
New York REIT Liquidating LLC:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of net assets of New York REIT Liquidating LLC and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of changes in net assets for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the changes in net assets in liquidation for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ KPMG LLP

We have served as the Company’s auditor since 2015.

Stamford, Connecticut
April 1, 2024

NEW YORK REIT LIQUIDATING LLC

CONSOLIDATED STATEMENTS OF NET ASSETS (LIQUIDATION BASIS)

AS OF DECEMBER 31, 2023 AND 2022

(in thousands)

	December 31, 2023	December 31, 2022
Assets
Investment in unconsolidated joint venture	$27,331	$22,692
Cash and cash equivalents	4,578	8,192
Restricted cash	90,693	92,538
Asset for estimated receipts in excess of estimated costs during liquidation	1,482	—
Total Assets	124,084	123,422
Liabilities
Liability for estimated costs in excess of estimated receipts during liquidation	—	1,420
Accounts payable, accrued expenses and other liabilities	1,036	841
Total Liabilities	1,036	2,261
Commitments and Contingencies
Net assets in liquidation	$123,048	$121,161

The accompanying notes are an integral part of these consolidated financial statements.

NEW YORK REIT LIQUIDATING LLC

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(LIQUIDATION BASIS)

FOR THE YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021

(in thousands)

	December 31, 2023	December 31, 2022	December 31, 2021
Net assets in liquidation, beginning of period	$121,161	$323,111	$327,390
Changes in net assets in liquidation:
Changes in liquidation value of investment in unconsolidated joint venture	4,801	(194,888)	10,848
Remeasurement of assets and liabilities	1,284	(1,690)	(2,533)
Net changes in liquidation value	6,085	(196,578)	8,315
Liquidating distributions to unitholders	(4,198)	(5,372)	(12,594)
Changes in net assets in liquidation	1,887	(201,950)	(4,279)
Net assets in liquidation, end of period	$123,048	$121,161	$323,111

The accompanying notes are an integral part of these consolidated financial statements.

NEW YORK REIT LIQUIDATING LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023, 2022 AND 2021

Note 1 — Organization

New York REIT Liquidating LLC (the “Company”) was formed on November 7, 2018 and is the successor entity to New York REIT, Inc., (the “Predecessor”). The Predecessor was incorporated on October 6, 2009 as a Maryland corporation that qualified as a real estate investment trust for U.S. federal income tax purposes (“REIT”) beginning with its taxable year ended December 31, 2010. On April 15, 2014, the Predecessor listed its common stock on the New York Stock Exchange (“NYSE”) under the symbol “NYRT”.

The sole purpose of the Company is to wind up the Company’s affairs and the liquidation of the Company’s assets with no objective to continue or to engage in the conduct of a trade or business, except as necessary for the orderly liquidation of the Company’s assets.

On August 22, 2016, the Predecessor’s Board of Directors (the "Board") approved a plan of liquidation to sell in an orderly manner all or substantially all of the assets of the Predecessor and its operating partnership, New York Recovery Operating Partnership, L.P., a Delaware limited partnership (the "OP"), and to liquidate and dissolve the Predecessor and the OP (the “Liquidation Plan”), subject to stockholder approval (see Note 2). The Liquidation Plan was approved at a special meeting of the Predecessor’s stockholders on January 3, 2017. All of the assets held by the OP have been sold and the OP was dissolved prior to the conversion to a liquidating entity on November 7, 2018.

As of December 31, 2023, the Company’s only significant assets are a 50.1% equity interest in WWP Holdings LLC (“WWP”), which owns one property, known as Worldwide Plaza, aggregating 2.0 million rentable square feet with an average occupancy of 91.5%, and cash, cash equivalents and restricted cash totaling $99.5 million. The property consisted of office space, retail space and a garage representing 88%, 5% and 7%, respectively, of rentable square feet as of year ended December 31, 2023.

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

In October 2018, the Predecessor announced the withdrawal of its common stock from listing on the NYSE in connection with the conversion. November 2, 2018 was the last day on which shares of its common stock were traded on the NYSE and its stock transfer books were closed as of 4:00 p.m. (Eastern Time) on such date. At the effective time of the conversion, each outstanding share of common stock of the Predecessor was converted into one unit of common membership interest in the Company (a “Unit”), and holders of shares of the Predecessor’s common stock automatically received one Unit (which Unit was in book entry form) for each share of the common stock held by such stockholder. Unlike shares of the Predecessor's common stock, which, in addition to being listed on the NYSE, were freely transferable, Units are not listed for trading and generally are not transferable except by will, intestate succession or operation of law. Therefore, the holders of Units do not have the ability to realize any value from these interests except from distributions made by the Company, the timing of which will be solely in the discretion of the Board of Managers.

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

NEW YORK REIT LIQUIDATING LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023, 2022 AND 2021

The business of the Company is the same as the business of the Predecessor immediately preceding the conversion, which, consistent with the Liquidation Plan, consists of the continued ownership of the Predecessor’s interest in Worldwide Plaza, the only remaining property-related asset. Under its operating agreement, the business and affairs of the Company will be managed by or under the direction of its Board of Managers. The sole purpose of the Company is winding up affairs of the Company and the liquidation of its remaining asset. On November 6, 2023, pursuant to the terms of the operating agreement of the Company, the Board of Managers extended the term of the Company such that the Company will remain in existence until the earlier of (i) the distribution of all Company assets pursuant to liquidation; or (ii) December 31, 2024. The term may be extended to such later date as the Board of Managers determines is reasonably necessary to fulfill the purposes of the Company.

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

Liquidation Basis of Accounting

As a result of the approval of the Liquidation Plan by the stockholders, the Company adopted the liquidation basis of accounting as of January 1, 2017 and for the periods subsequent to December 31, 2016 in accordance with GAAP. Accordingly, on January 1, 2017, the carrying value of the Company’s assets were adjusted to their liquidation value, which represented the estimated amount of cash that the Company expected to collect on disposal of assets as it carried out its liquidation activities under the Liquidation Plan. All properties have been sold except the remaining interest in Worldwide Plaza. For purposes of liquidation accounting, which requires estimating go-forward revenues and expenses including net sale proceeds, the Company’s estimate of net assets in liquidation value assumes a sale of Worldwide Plaza at December 31, 2024, which is the end of our current projected liquidation period as discussed below. The actual timing of sale has not yet been determined and is subject to future events and uncertainties. These estimates are subject to change based on the actual timing of sale of the Company’s remaining property.

Liabilities are carried at their contractual amounts due as adjusted for the timing and other assumptions related to the liquidation process.

The Company accrues costs and revenues that it expects to incur and earn as it carries out its liquidation activities through the end of the projected liquidation period to the extent it has a reasonable basis for estimation. Under the liquidation basis of accounting, it is generally accepted that the period of time to assume a reasonable basis for estimation would not exceed one year from the reporting date. As such, our current projected liquidation period ends on December 31, 2024. Estimated costs expected to be incurred through the end of the liquidation period include corporate overhead costs associated with satisfying known and contingent liabilities and other costs associated with the winding down and dissolution of the Company. Revenues are based on current interest rate assumptions. These amounts are classified as a net asset for estimated receipts in excess of estimated costs or as net liability for estimated costs in excess of estimated receipts during liquidation on the Consolidated Statements of Net Assets. Actual costs and revenues may differ from amounts reflected in the consolidated financial statements due to the inherent uncertainty in estimating future events. These differences may be material. See Note 4 for further discussion. Actual costs incurred but unpaid as of December 31, 2023 and 2022 are included in accounts payable, accrued expenses and other liabilities on the Consolidated Statements of Net Assets.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and consolidated joint venture arrangements in which the Company has controlling financial interests, either through voting or similar rights or by means other than voting rights if the Company is the primary beneficiary of a variable interest entity (“VIE”). The portions of any consolidated joint venture arrangements not owned by the Company would be presented as noncontrolling interests. There were no

NEW YORK REIT LIQUIDATING LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023, 2022 AND 2021

consolidated joint venture arrangements at December 31, 2023 or 2022. All inter-company accounts and transactions have been eliminated in consolidation.

The Company evaluates its relationships and investments to determine if it has variable interests in a VIE. A variable interest is an investment or other interest that will absorb portions of an entity’s expected losses or receive portions of the entity’s expected residual returns. If the Company determines that it has a variable interest in an entity, it evaluates whether such interest is in a VIE. A VIE is broadly defined as an entity where either: (1) the equity investors as a group, if any, lack the power through voting or similar rights to direct the activities of an entity that most significantly impact the entity’s economic performance; or (2) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support. The Company consolidates any VIEs when it is determined to be the primary beneficiary of the VIE’s operations.

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

The investment in the unconsolidated joint venture is recorded at its liquidation value, or net realizable value, which is comprised of an estimate of the expected sale proceeds upon disposition plus the estimated net cash flow from the venture during the liquidation period. The Company evaluates the net realizable value of its unconsolidated joint venture at each reporting period. Any changes in net realizable value will be reflected as a change in the Company’s net assets in liquidation. The liquidation value of the Company’s remaining investment in Worldwide Plaza as of December 31, 2023 and 2022, includes the Company's proportionate share in Worldwide Plaza's net assets which include a property value based on estimated cash flow projections utilizing appropriate discount and capitalization rates as well as available market information and assumptions regarding capital expenditures.

Restricted Cash

At December 31, 2023 and 2022, management has included in restricted cash $90.7 and $92.5 million, respectively. Of this sum, $90.7 million has been reserved either for potential capital improvement work at Worldwide Plaza, should the Company elect to contribute, or to be paid as a liquidating distribution to unitholders. At December 31, 2022, $1.4 million was being held in escrow in connection with the sale of the Viceroy Hotel (the “Viceroy Escrow”). The Viceroy Escrow was established from proceeds of the sale of the Viceroy Hotel and was required to cover a potential seller’s obligation to fund any shortfalls to the New York Hotel Pension

NEW YORK REIT LIQUIDATING LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023, 2022 AND 2021

Fund should the purchaser of the property withdraw from the Pension Fund without fully funding the then outstanding shortfall due the Pension Fund. The Viceroy Escrow expired on September 30, 2023 and the proceeds were distributed in December 2023.

Cash and Cash Equivalents

The Company deposits cash with high-quality financial institutions. These deposits are guaranteed by the Federal Deposit Insurance Corporation (the “FDIC”) up to an insurance limit. The Company’s cash balances fluctuate throughout the year and may exceed insured limits from time to time. Although the Company bears risk to amounts in excess of those insured by the FDIC, it does not anticipate any losses as a result.

Income Taxes

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

As of December 31, 2023, the Predecessor had no material uncertain income tax positions. The tax years subsequent to and including the year ended December 31, 2020 remain open to examination by the major taxing jurisdictions to which the Company and the Predecessor is subject.

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

Recent Accounting Pronouncements

There are no new accounting pronouncements that are applicable or relevant to the Company under liquidation basis of accounting.

Recently Adopted Accounting Pronouncements

None.

Note 4 — Estimated Costs and Estimated Receipts During Liquidation

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

At December 31, 2023 and 2022, the Company accrued the following net receipts/(costs) expected to be incurred during liquidation (in thousands):

	December 31, 2023	December 31, 2022
Interest income	$4,750	$2,040
General and administrative expenses	(3,268)	(3,460)
Assets for estimated receipts in excess of estimated costs (liability for estimated costs in excess of estimated receipts) during liquidation	$1,482	$(1,420)

NEW YORK REIT LIQUIDATING LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023, 2022 AND 2021

The change in estimated costs and estimated receipts during liquidation as of December 31, 2023 and 2022 is as follows (in thousands):

	January 1, 2023	Net Change in Working Capital (1)	Remeasurement of Assets and Liabilities	December 31, 2023
Assets:
Estimated inflows of interest income	$2,040	$(3,972)	$6,682	$4,750
Liabilities:
General and administrative expenses	(3,460)	5,590	(5,398)	(3,268)
Total assets for estimated receipts in excess of estimated costs (liability for estimated costs in excess of estimated receipts) during liquidation	$(1,420)	$1,618	$1,284	$1,482

(1)
Represents changes in cash, restricted cash, accounts receivable, accounts payable and accrued expenses as a result of the Company’s operating activities for the year ended December 31, 2023.

	January 1, 2022	Net Change in Working Capital (1)	Remeasurement of Assets and Liabilities	December 31, 2022
Assets:
Estimated inflows of interest income	$27	$(623)	$2,636	$2,040
Liabilities:
General and administrative expenses	(2,411)	3,277	(4,326)	(3,460)
Total assets for estimated receipts in excess of estimated costs (liability for estimated costs in excess of estimated receipts) during liquidation	$(2,384)	$2,654	$(1,690)	$(1,420)

(1)
Represents changes in cash, restricted cash, accounts receivable, accounts payable and accrued expenses as a result of the Company’s operating activities for the year ended December 31, 2022.

Note 5 – Net Assets in Liquidation

Net assets in liquidation increased by $1.9 million during the year ended December 31, 2023. The increase was primarily due to an increase of $4.8 million in the estimated liquidation value of the Company’s investment in Worldwide Plaza resulting from the estimated distributions to be received from working capital at the property and property operations and a $1.3 million net increase due to a remeasurement of estimated receipts and costs primarily related to an increase of estimated interest income. The increase in net assets was offset by $4.2 million of liquidating distributions to unitholders.

Net assets in liquidation decreased by $202.0 million during the year ended December 31, 2022. The reduction was primarily due to a net decrease of $194.9 million in the estimated liquidation value of the Company’s investment in Worldwide Plaza primarily related to a decrease in value as well as a decrease in estimated distributions from working capital and property operations. The decrease in value was driven by increased interest rates, inflation, uncertainty of the timing of market recovery and continued lack of transactions in the market for office buildings, especially in the New York City market. The reduction also included liquidating distributions to unitholders totaling $5.4 million and a $1.7 million decrease due to a remeasurement of estimated costs.

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

The net assets in liquidation at December 31, 2023, presented on an undiscounted basis, include the Company’s proportionate share in Worldwide Plaza’s net assets which include a property value based on estimated cash flow projections utilizing appropriate

NEW YORK REIT LIQUIDATING LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023, 2022 AND 2021

discount and capitalization rates as well as available market information. The estimated cash flow projections, which include minimal future capital investment, were negatively impacted by increased interest rates, inflation, uncertainty of the timing of market recovery and continued lack of transactions in the market for office buildings, especially in the New York City market, and result in a property value that approximates Worldwide Plaza’s current debt balance.

There were 16,791,769 Units outstanding at December 31, 2023. The net assets in liquidation as of December 31, 2023, if sold at their net asset value, would result in liquidating distributions of approximately $7.33 per Unit. The net assets in liquidation as of December 31, 2023 of $123.0 million, if sold at their net asset value, plus the cumulative liquidating distributions paid to stockholders of $1.03 billion ($61.83 per common share/Unit) prior to December 31, 2023 would result in cumulative liquidating distributions to stockholders/unitholders of $69.16 per Unit. There is inherent uncertainty with these estimates, and they could change materially based on the timing of the sale of the Company's remaining assets, the performance of the underlying assets and any changes in the underlying assumptions of the estimated cash flows.

Note 6 — Investment in Unconsolidated Joint Venture

On October 30, 2013, the Predecessor purchased a 48.9% equity interest in Worldwide Plaza for a contract purchase price of $220.1 million, based on the property value at that time for Worldwide Plaza of $1.3 billion less $875.0 million of debt on the property.

On June 1, 2017, the Predecessor acquired an additional 49.9% equity interest on exercise of the Predecessor's option to purchase pursuant to the Company’s rights under the joint venture agreement of Worldwide Plaza for a contract purchase price of $276.7 million, based on the option price of approximately $1.4 billion less $875.0 million of debt on the property. The Predecessor’s joint venture partner exercised its right to retain 1.2% of the aggregate membership interests in Worldwide Plaza. Following the exercise of the option, the Predecessor owned a total equity interest of 98.8% in Worldwide Plaza.

On October 18, 2017, the Predecessor sold a 48.7% interest in Worldwide Plaza to a joint venture managed by SL Green Realty Corp. and RXR Realty LLC based on an estimated underlying property value of $1.725 billion. In conjunction with the equity sale, there was a concurrent $1.2 billion refinancing of the existing Worldwide Plaza debt. The Predecessor received cash at closing of approximately $446.5 million from the sale and excess proceeds from the financing, net of closing costs which included $108.3 million of defeasance and prepayment costs. The new debt on Worldwide Plaza bears interest at a blended rate of approximately 3.98% per annum, requires monthly payments of interest only and matures in November 2027. As the space currently leased by Cravath, Swaine & Moore LLP has not been sufficiently re-leased on terms that would generate sufficient cash flow to satisfy debt service requirements, the joint venture that owns Worldwide Plaza is currently restricted from making distributions under the terms of its indebtedness.

The Company initially set aside approximately $90.7 million from the 2017 refinancing proceeds to cover our share of potential future leasing and capital costs at the property; as discussed in “Note 8 – Commitments and Contingencies”. The Company believes that there is no obligation to reserve this amount, and even if such an obligation existed, it has lapsed. We filed an action in the Delaware Court of Chancery seeking a declaratory judgment that we are permitted to distribute the reserved funds; that action has been stayed pending resolution of an action brought by ARC NYWWPJV001, LLC in the New York Supreme Court. Following the sale of its interest discussed above, the Company now holds a 50.1% interest in Worldwide Plaza. The Company has determined that this investment is an investment in a VIE. The Company has determined that it is not the primary beneficiary of this VIE since the Company does not have the power to direct the activities that most significantly impact the VIE’s economic performance. The Company accounts for this investment using the equity method of accounting.

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

NEW YORK REIT LIQUIDATING LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023, 2022 AND 2021

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

The following table lists the tenants whose annualized cash rent represented greater than 10% of total annualized cash rent as of December 31, 2023, 2022 and 2021, including annualized cash rent related to the Company’s unconsolidated joint venture:

		December 31,
Property Portfolio	Tenant	2023	2022	2021
Worldwide Plaza	Cravath, Swaine & Moore LLP	51%	50%	48%
Worldwide Plaza	Nomura Holdings America, Inc.	30%	29%	30%

The termination, delinquency or non-renewal of any of the above tenants will have a material adverse effect on the Company’s operations. The lease with Cravath, Swaine & Moore LLP expires in August 2024 and the tenant has informed Worldwide Plaza that it does not intend to enter into a new lease upon expiration of the existing lease. This non-renewal could have a material adverse effect on the Company's operations.

See "Note 8 - Commitments and Contingencies" for a discussion of legal proceedings.

The amounts reflected in the following tables are based on the going concern basis financial information of Worldwide Plaza. Under liquidation accounting, equity investments are carried at net realizable value.

The condensed balance sheets as of December 31, 2023 and 2022 for Worldwide Plaza are as follows:

	December 31,
(In thousands)	2023	2022
Real estate assets, at cost	$848,231	$846,124
Less accumulated depreciation and amortization	(317,058)	(298,953)
Total real estate assets, net	531,173	547,171
Cash and cash equivalents	66,000	47,613
Other assets	125,919	126,811
Total assets	$723,092	$721,595
Debt	$1,253,810	$1,241,903
Other liabilities	260,473	240,428
Total liabilities	1,514,283	1,482,331
Deficit	(791,191)	(760,736)
Total liabilities and deficit	$723,092	$721,595

NEW YORK REIT LIQUIDATING LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023, 2022 AND 2021

The condensed statements of operations for the years ended December 31, 2023, 2022 and 2021 for Worldwide Plaza are as follows:

	December 31,
(In thousands)	2023	2022	2021
Rental income	$141,918	$142,201	$150,815
Operating expenses:
Operating expenses	67,860	67,626	65,845
Depreciation and amortization	21,021	20,884	29,440
Total operating expenses	88,881	88,510	95,285
Operating income	53,037	53,691	55,530
Interest expense	(82,887)	(80,823)	(78,892)
Net loss allocated to non-controlling interest	33,820	30,227	34,489
Net income	$3,970	$3,095	$11,127

Note 7 — Common Equity

As of December 31, 2023 and 2022, the Company had 16,791,769 Units outstanding. The Company expects to make periodic liquidating distributions out of cash flow distributions from our investment in Worldwide Plaza and ultimate sale of the Company's interest in Worldwide Plaza, subject to satisfying its liabilities and obligations, in lieu of regular monthly dividends. Through December 31, 2023, the Company paid aggregate distribution equal to $61.83 per share/Unit. There can be no assurance as to the amount or timing of future liquidating distributions unitholders will receive. During 2023, 2022 and 2021, the Company paid aggregate liquidating distributions equal to $0.25 per unit, $0.32 per unit and $0.75 per unit, respectively.

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

The Company’s subsidiary, ARC NYWWPJV001, LLC filed suit against WWP JV LLC on December 22, 2022. The suit is captioned ARC NYWWPJV001, LLC v. WWP JV LLC, (Sup. Ct. N.Y. County), and, on February 10, 2023, the Company was named as Counterclaim Defendant and Third-Party Defendant in such action. ARC NYWWPJV001, LLC has sought declaratory relief that it need not fund certain disputed capital contributions exceeding $82 million under the Third Amended and Restated Limited Liability Company Agreement of WWP Holdings, LLC (“LLC Agreement”) related to proposed capital improvements at Worldwide Plaza, because it is ARC NYWWPJV001, LLC's position that the Initial Budget expired at year end 2018 and the subject capital improvements would require a new Annual Budget that has received Board Approval, which has not occurred. WWP JV LLC’s counterclaim against the Company seeks declaratory relief that the Company must continue to maintain the Reserve until such time as a member of WWP Holdings, LLC issues a call notice for the Reserve under the LLC Agreement (the “Counterclaim”). WWP JV LLC’s third party claims against the Company assert claims under various theories of tort and unjust enrichment and seek damages in excess of $90 million (the “Third Party Claims”). The Supreme Court, New York County dismissed the Third Party Claims against the Company on November 14, 2023; WWP JV LLC has appealed that dismissal. It is the Company’s and ARC NYWWPJV001, LLC’s position that the Counterclaim and Third Party Claims are without merit and fail to state any causes of action upon which relief may be granted as a matter of law and/or pursuant to the express terms of the LLC Agreement. Moreover, NYRT is not a party to the LLC Agreement.

NEW YORK REIT LIQUIDATING LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023, 2022 AND 2021

If the Company is unsuccessful in receiving favorable declaratory judgments in the above referenced actions or is unsuccessful in defending the claims against it therein, the Company may be required to contribute additional capital to the joint venture. As stated above, it is the Company's and ARC NYWWPJV001, LLC's position that the Counterclaim and the Third Party Claims are without merit and the Company and ARC NYWWPJV001, LLC intend to vigorously dispute the Counterclaim and Third Party Claims.The Company cannot predict and expresses no prediction as to the outcome of these matters. Therefore, the Company cannot estimate the range of any reasonably possible loss.

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

From the Liquidation Date through July 31, 2020, the Company paid the Winthrop Advisor a monthly fee of $100,000 and a supplemental fee of $50,000 per quarter (prorated for any partial quarter) for any period that the principal executive and financial officers of the Company are required to certify the financial and other information contained in the Company's quarterly and annual reports pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended. On October 30, 2020, the Advisory Agreement was amended to reduce the monthly fee payable to Winthrop Advisor to $83,000 effective August 1, 2020. All other terms of the Advisory Agreement remained unchanged.

In connection with the adoption of liquidation accounting, the Company accrues costs it expects to incur through the end of liquidation. As of December 31, 2023 and 2022, the Company has accrued asset management fees and compensation reimbursements totaling $1.2 million payable to Winthrop Advisor representing management’s estimate of future asset management fees to final liquidation, provided there is no assurance that the contract will continue to be extended at the same terms, if at all. This amount is included in estimated costs during liquidation.

In connection with the payment of: (i) any distributions of money or other property by the Company to its stockholders or unitholders during the term of the Advisory Agreement; and (ii) any other amounts paid to the Company’s stockholders or unitholders on account of their shares of common stock or membership interests in the Company in connection with a merger or other change in control transaction pursuant to an agreement with the Company entered into after March 8, 2017 (such distributions and payments, the “Hurdle Payments”), in excess of $110.00 per share (adjusted for the Reverse Split, the “Hurdle Amount”), when taken together with all other Hurdle Payments, the Company will pay an incentive fee to Winthrop Advisor in an amount equal to 10.0% of such excess (the “Incentive Fee”). The Hurdle Amount will be increased on an annualized basis by an amount equal to the product of: (a) the Treasury Rate plus 200 basis points; and (b) the Hurdle Amount minus all previous Hurdle Payments. Based on the current estimated undiscounted net assets in liquidation, the Winthrop Advisor would not be entitled to receive any such incentive fee.

The Company paid the Winthrop Advisor $1.2 million for the years ended December 31, 2023, 2022 and 2021, respectively.

NEW YORK REIT LIQUIDATING LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023, 2022 AND 2021

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