Form 10-Q
period 2024-03-31
New York REIT Liquidating LLC
filed 2024-05-14
CIK 1474464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

As of May 1, 2024 there were 16,791,769 Units outstanding.

Documents incorporated by reference: None

* New York REIT Liquidating LLC is the successor in interest to New York REIT, Inc. and files reports under the Commission file number for New York REIT, Inc.

NEW YORK REIT LIQUIDATING LLC

NEW YORK REIT LIQUIDATING LLC

FORM 10-Q MARCH 31, 2024

CONSOLIDATED STATEMENTS OF NET ASSETS

(Liquidation Basis)

(Unaudited, in thousands)

	March 31, 2024	December 31, 2023
Assets
Investment in unconsolidated joint venture	$27,567	$27,331
Cash and cash equivalents	3,553	4,578
Restricted cash	90,693	90,693
Asset for estimated receipts in excess of estimated costs	404	1,482
Total Assets	122,217	124,084
Liabilities
Accounts payable, accrued expenses and other liabilities	2,060	1,036
Total Liabilities	2,060	1,036
Commitments and Contingencies
Net assets in liquidation	$120,157	$123,048

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEW YORK REIT LIQUIDATING LLC

FORM 10-Q MARCH 31, 2024

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(Liquidation Basis)

(Unaudited, in thousands)

	Three Months Ended
	March 31, 2024	March 31, 2023
Net assets in liquidation, beginning of period	$123,048	$121,161
Changes in net assets in liquidation:
Changes in liquidation value of investment in unconsolidated joint venture	295	1,221
Remeasurement of assets and liabilities	(3,186)	1,163
Net changes in liquidation value	(2,891)	2,384
Changes in net assets in liquidation	(2,891)	2,384
Net assets in liquidation, end of period	$120,157	$123,545

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEW YORK REIT LIQUIDATING LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

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

As of March 31, 2024, the Company’s only significant assets are a 50.1% equity interest in WWP Holdings LLC (“WWP”), which owns one property, known as Worldwide Plaza, aggregating 2.0 million rentable square feet with an average occupancy of 91.5% and cash, cash equivalents and restricted cash totaling $94.2 million. The property consisted of office space, retail space and a garage representing 88%, 5% and 7%, respectively, of rentable square feet as of March 31, 2024.

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

March 31, 2024

(unaudited)

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

The Company accrues costs and revenues that it expects to incur and earn as it carries out its liquidation activities through the end of the projected liquidation period to the extent it has a reasonable basis for estimation. Under the liquidation basis of accounting, it is generally accepted that the period of time to assume a reasonable basis for estimation would not exceed one year from the reporting date. As such, our current projected liquidation period ends on March 31, 2025. Estimated costs expected to be incurred through the end of the liquidation period include corporate overhead costs associated with satisfying known and contingent liabilities and other costs associated with the winding down and dissolution of the Company. Revenues are based on current interest rate assumptions. These amounts are classified as a net asset for estimated receipts in excess of estimated costs during liquidation on the Consolidated Statements

NEW YORK REIT LIQUIDATING LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(unaudited)

of Net Assets. Actual costs and revenues may differ from amounts reflected in the consolidated financial statements due to the inherent uncertainty in estimating future events. These differences may be material. See Note 4 for further discussion. Actual costs incurred but unpaid as of March 31, 2024 and December 31, 2023 are included in accounts payable, accrued expenses and other liabilities on the Consolidated Statements of Net Assets.

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

Revenue Recognition

The Company has no revenue sources other than interest income, which is classified in assets for estimated receipts in excess of estimated costs.

Investment in Unconsolidated Joint Venture

The Company accounts for its investment in unconsolidated joint venture under the equity method of accounting because the Company exercises significant influence over but does not control the entity and is not considered to be the primary beneficiary.

The investment in the unconsolidated joint venture is recorded at its liquidation value, or net realizable value, which is comprised of an estimate of the expected sale proceeds upon disposition plus the estimated net cash flow from the venture during the liquidation period. The Company evaluates the net realizable value of its unconsolidated joint venture at each reporting period. Any changes in net realizable value will be reflected as a change in the Company’s net assets in liquidation. The liquidation value of the Company’s remaining investment in Worldwide Plaza as of March 31, 2024 and December 31, 2023 includes the Company's proportionate share in Worldwide Plaza's net assets which include a property value based on estimated cash flow projections utilizing appropriate discount and capitalization rates as well as available market information and assumptions regarding capital expenditures.

Restricted Cash

At March 31, 2024 and December 31, 2023, management has included in restricted cash $90.7 million. This amount has been reserved either for potential capital improvement work at Worldwide Plaza, should the Company elect to contribute, or to be paid as a liquidating distribution to unitholders.

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

At March 31, 2024 and December 31, 2023, the Company accrued the following net receipts/(costs) expected to be incurred during liquidation (in thousands):

	March 31, 2024	December 31, 2023
Interest income	$4,750	$4,750
General and administrative expenses	(4,346)	(3,268)
Assets for estimated receipts in excess of estimated costs during liquidation	$404	$1,482

NEW YORK REIT LIQUIDATING LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(unaudited)

The change in estimated costs and estimated receipts during liquidation for the three months ended March 31, 2024 and 2023 is as follows (in thousands):

	January 1, 2024	Net Change in Working Capital (1)	Remeasurement of Assets and Liabilities	March 31, 2024
Assets:
Estimated inflows of interest income	$4,750	$(1,183)	$1,183	$4,750
Liabilities:
General and administrative expenses	(3,268)	3,291	(4,369)	(4,346)
Total assets for estimated receipts in excess of estimated costs during liquidation	$1,482	$2,108	$(3,186)	$404

	January 1, 2023	Net Change in Working Capital (1)	Remeasurement of Assets and Liabilities	March 31, 2023
Assets:
Estimated inflows of interest income	$2,040	$(594)	$2,154	$3,600
Liabilities:
General and administrative expenses	(3,460)	1,196	(991)	(3,255)
Total assets for estimated receipts in excess of estimated costs (liability for estimated costs in excess of estimated receipts) during liquidation	$(1,420)	$602	$1,163	$345

(1)
Represents changes in cash, restricted cash, accounts receivable, accounts payable and accrued expenses as a result of the Company’s operating activities for the three months ended March 31, 2024 and 2023.

Note 5 — Net Assets in Liquidation

Net assets in liquidation decreased by $2.9 million during the three months ended March 31, 2024. The decrease was primarily due to a $3.2 million net decrease due to a remeasurement of estimated receipts and costs primarily related to an increase of legal fees offset by an increase of estimated interest income. The decrease was offset by an increase of $0.3 million in the estimated liquidation value of the Company’s investment in Worldwide Plaza resulting from the estimated distributions to be received from working capital at the property and property operations.

Net assets in liquidation increased by $2.4 million during the three months ended March 31, 2023. The increase was primarily due to a net increase of $1.2 million in the estimated liquidation value of the Company’s investment in Worldwide Plaza primarily related to an increase in estimated distributions from working capital and property operations. The increase also included a $1.2 million increase due to a remeasurement of estimated receipts primarily related to an increase of estimated interest income.

The net assets in liquidation at March 31, 2024, presented on an undiscounted basis, include the Company’s proportionate share in Worldwide Plaza’s net assets which include a property value based on estimated cash flow projections utilizing appropriate discount and capitalization rates as well as available market information. The estimated cash flow projections, which include minimal future capital investment, were negatively impacted by increased interest rates, inflation, uncertainty of the timing of market recovery and continued lack of transactions in the market for office buildings, especially in the New York City market, and result in a property value that approximates Worldwide Plaza’s current debt balance.

There were 16,791,769 Units outstanding at March 31, 2024. The net assets in liquidation as of March 31, 2024, if sold at their net asset value, would result in liquidating distributions of approximately $7.16 per Unit. The net assets in liquidation as of March 31, 2024 of $120.2 million, if sold at their net asset value, plus the cumulative liquidating distributions paid to stockholders of $1.03 billion ($61.83 per common share/Unit) prior to March 31, 2024 would result in cumulative liquidating distributions to stockholders/unitholders

NEW YORK REIT LIQUIDATING LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(unaudited)

of $68.99 per Unit. There is inherent uncertainty with these estimates, and they could change materially based on the timing of the sale of the Company’s remaining assets, the performance of the underlying assets and any changes in the underlying assumptions of the estimated cash flows.

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

The Company initially set aside approximately $90.7 million from the 2017 refinancing proceeds to cover our share of potential future leasing and capital costs at the property as discussed in “Note 8 — Commitments and Contingencies”. The Company believes that there is no obligation to reserve this amount, and even if such an obligation existed, it has lapsed. We filed an action in the Delaware Court of Chancery seeking a declaratory judgment that we are permitted to distribute the reserved funds; that action has been stayed pending resolution of an action brought by ARC NYWWPJV001, LLC in the New York Supreme Court. Following the sale of its interest discussed above, the Company now holds a 50.1% interest in Worldwide Plaza. The Company has determined that this investment is an investment in a VIE. The Company has determined that it is not the primary beneficiary of this VIE since the Company does not have the power to direct the activities that most significantly impact the VIE’s economic performance. The Company accounts for this investment using the equity method of accounting.

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

NEW YORK REIT LIQUIDATING LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(unaudited)

The following table lists the tenants whose annualized cash rent represented greater than 10% of total annualized cash rent for the three months ended March 31, 2024 and 2023, including annualized cash rent related to the Company’s unconsolidated joint venture:

		March 31,
Property Portfolio	Tenant	2024	2023
Worldwide Plaza	Cravath, Swaine & Moore, LLP	48.1%	50.5%
Worldwide Plaza	Nomura Holdings America, Inc.	29.4%	28.8%

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

See "Note 8 — Commitments and Contingencies" for a discussion of legal proceedings.

The amounts reflected in the following tables are based on the going concern basis financial information of Worldwide Plaza. Under liquidation accounting, equity investments are carried at net realizable value.

The condensed balance sheets as of March 31, 2024 and December 31, 2023 for Worldwide Plaza are as follows:

(In thousands)	March 31, 2024	December 31, 2023
Real estate assets, at cost	$849,404	$848,231
Less accumulated depreciation and amortization	(321,609)	(317,058)
Total real estate assets, net	527,795	531,173
Cash and cash equivalents	76,754	66,000
Other assets	125,245	125,919
Total assets	$729,794	$723,092
Debt	$1,317,048	$1,253,810
Other liabilities	211,275	260,473
Total liabilities	1,528,323	1,514,283
Deficit	(798,529)	(791,191)
Total liabilities and deficit	$729,794	$723,092

The condensed statements of operations for the three months ended March 31, 2024 and 2023 for Worldwide Plaza are as follows:

	Three Months Ended
	March 31,
(In thousands)	2024	2023
Rental income	$35,261	$35,026
Operating expenses:
Operating expenses	15,962	16,493
Depreciation and amortization	5,273	5,274
Total operating expenses	21,235	21,767
Operating income	14,026	13,259
Interest expense	(21,121)	(20,445)
Net loss	$(7,095)	$(7,186)

NEW YORK REIT LIQUIDATING LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(unaudited)

Note 7 — Common Equity

As of March 31, 2024 and December 31, 2023, the Company had 16,791,769 Units outstanding. The Company expects to make periodic liquidating distributions out of cash flow distributions from our investment in Worldwide Plaza and ultimate sale of the Company's interest in Worldwide Plaza, subject to satisfying its liabilities and obligations, in lieu of regular monthly dividends. Through March 31, 2024, the Company paid aggregate distribution equal to $61.83 per share/Unit. There can be no assurance as to the amount or timing of future liquidating distributions unitholders will receive.

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

The Company’s subsidiary, ARC NYWWPJV001, LLC filed suit against WWP JV LLC on December 22, 2022. The suit is captioned ARC NYWWPJV001, LLC v. WWP JV LLC, (Sup. Ct. N.Y. County), and, on February 10, 2023, the Company was named as Counterclaim Defendant and Third-Party Defendant in such action. ARC NYWWPJV001, LLC has sought declaratory relief that it need not fund certain disputed capital contributions exceeding $82 million under the Third Amended and Restated Limited Liability Company Agreement of WWP Holdings, LLC (“LLC Agreement”) related to proposed capital improvements at Worldwide Plaza, because it is ARC NYWWPJV001, LLC's position that the Initial Budget expired at year end 2018 and the subject capital improvements would require a new Annual Budget that has received Board Approval, which has not occurred. WWP JV LLC’s counterclaim against the Company seeks declaratory relief that the Company must continue to maintain the Reserve until such time as a member of WWP Holdings, LLC issues a call notice for the Reserve under the LLC Agreement (the “Counterclaim”). WWP JV LLC’s third party claims against the Company assert claims under various theories of tort and unjust enrichment and seek damages in excess of $90 million (the “Third Party Claims”). The Supreme Court, New York County dismissed the Third Party Claims against the Company on November 14, 2023; WWP JV LLC has appealed that dismissal. It is the Company's and ARC NYWWPJV001, LLC's position that the Counterclaim and Third Party Claims are without merit and fail to state any causes of action upon which relief may be granted as a matter of law and/or pursuant to the express terms of the LLC Agreement. Moreover, NYRT is not a party to the LLC Agreement.

If the Company is unsuccessful in receiving favorable declaratory judgments in the above referenced actions or is unsuccessful in defending the claims against it therein, the Company may be required to contribute additional capital to the joint venture. As stated above, it is the Company's and ARC NYWWPJV001, LLC's position that the Counterclaim and the Third Party Claims are without merit and the Company and ARC NYWWPJV001, LLC vigorously dispute the Counterclaim and Third Party Claims. The Company cannot predict and expresses no prediction as to the outcome of these matters. Therefore, the Company cannot estimate the range of any reasonably possible loss.

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

March 31, 2024

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

From the Liquidation Date through July 31, 2020, the Company paid the Winthrop Advisor a monthly fee of $100,000 and a supplemental fee of $50,000 per quarter (prorated for any partial quarter) for any period that the principal executive and financial officers of the Company are required to certify the financial and other information contained in the Company’s quarterly and annual reports pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended. On October 30, 2020, the Advisory Agreement was amended to reduce the monthly fee payable to the Winthrop Advisor to $83,000 effective August 1, 2020. All other terms of the Advisory Agreement remained unchanged.

In connection with the adoption of liquidation accounting, the Company accrues costs it expects to incur through the end of liquidation. As of March 31, 2024 and December 31, 2023, the Company has accrued asset management fees and compensation reimbursements totaling $1.2 million payable to the Winthrop Advisor representing management’s estimate of future asset management fees to final liquidation, provided there is no assurance that the contract will continue to be extended at the same terms, if at all. This amount is included in estimated costs during liquidation.

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

The Company paid the Winthrop Advisor $0.3 million and $0.3 million for the three months ended March 31, 2024 and 2023, respectively.

Note 10 — Economic Dependency

Under various agreements, the Company has engaged the Winthrop Advisor, its affiliates and entities under common control with the Winthrop Advisor to provide certain services that are essential to the Company, including asset management services, supervision of the management and leasing of the property owned by the Company, asset disposition decisions, as well as other administrative responsibilities for the Company including accounting services, transaction management and investor relations.

As a result of these relationships, the Company is dependent upon the Winthrop Advisor and its affiliates. In the event that these companies are unable to provide the Company with the respective services, the Company will be required to find alternative providers of these services.

NEW YORK REIT LIQUIDATING LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(unaudited)

Note 11 — Subsequent Events

The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q and determined that there have not been any events that have occurred that would require adjustments or disclosures in the consolidated financial statements.

NEW YORK REIT LIQUIDATING LLC

March 31, 2024

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements of New York REIT Liquidating LLC and the notes thereto. As used herein, the terms “Company,” “we,” “our” and “us” refer to New York REIT Liquidating LLC, and its consolidated subsidiaries and, as required by context to New York REIT, Inc., a Maryland corporation (the “Predecessor”), to New York Recovery Operating Partnership L.P., a Delaware limited partnership (the “OP”), and to their subsidiaries. References to the Company’s ownership, investment in, and rights and obligations and actions with respect to WWP Holdings LLC or Worldwide Plaza refer to the interests, rights and obligations, and actions of the Company’s subsidiary ARC NYWWPJV001, LLC, except that references relating to the $90.7 million cash reserve established in 2017 from the proceeds of our sale of a 48.7% interest in Worldwide Plaza refer to amounts held by the Company and not by ARC NYWWPJV001, LLC. For example, statements such as “our sole remaining property-related asset is a 50.1% ownership interest in Worldwide Plaza”, “our interest in Worldwide Plaza”, “our joint venture partner in Worldwide Plaza”, and similar statements refer to ARC NYWWPJV001, LLC’s interests, activities, rights and obligations, and partner with respect to Worldwide Plaza.

Since March 8, 2017, we have been externally managed by Winthrop REIT Advisors, LLC (the “Winthrop Advisor”). Capitalized terms used herein but not otherwise defined have the meaning ascribed to those terms in “Part I—Financial Information” included in the notes to our consolidated financial statements and contained herein.

Forward-Looking Statements

Certain statements contained herein constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Our future results, financial condition and business may differ materially from those expressed in these forward-looking statements. You can find many of these statements by looking for words such as “approximates,” “believes,” “estimates,” “expects,” “anticipates,” “intends,” “plans,” “should,” “would,” “will,” “may” or similar expressions in this Quarterly Report on Form 10-Q. These forward-looking statements are subject to numerous assumptions, risks and uncertainties. Many of the factors that will determine these items are beyond our ability to control or predict. Factors that may cause actual results to differ materially from those contemplated by the forward-looking statements include, but are not limited to, public health crises, as well as those set forth in our Annual Report on Form 10-K for the year ended December 31, 2023 under “Forward-Looking Statements” and “Item 1A. Risk Factors,” as well as our other filings with the Securities and Exchange Commission. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. We expressly disclaim any responsibility to update forward-looking statements, whether as a result of new information, future events or otherwise. Accordingly, investors should use caution in relying on forward-looking statements, which are based on information, judgments and estimates at the time they are made, to anticipate future results or trends.

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

The Liquidation Plan provides for an orderly sale of the Predecessor's assets, payment of its liabilities and other obligations, and the winding down of operations and the dissolution of the Company. We are no longer permitted to make any new investments except to make protective acquisitions on advances with respect to our existing assets. We are permitted to satisfy any existing contractual obligations and pay for required tenant improvements and capital expenditures at our real estate property owned by the joint venture in which we own an interest.

In order to comply with applicable tax laws, the Predecessor converted into a limited liability company known as New York REIT Liquidating LLC. The conversion to the Company was approved by the stockholders on September 7, 2018 and became effective on

NEW YORK REIT LIQUIDATING LLC

March 31, 2024

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

Liquidation Plan

As of the date of this Quarterly Report on Form 10-Q, all of our property-related assets have been sold except our remaining interest in Worldwide Plaza. For purposes of liquidation accounting, our estimate of net assets in liquidation value assumes a sale of Worldwide Plaza at December 31, 2024, which is based on estimated cash flow projections utilizing appropriate discount and capitalization rates as well as available market information and assumptions regarding capital expenditures. The actual timing of sale has not yet been determined and is subject to future events and uncertainties. These estimates are subject to change based on the actual timing of the sale of our remaining interest in Worldwide Plaza and the actual cash distributions received from the property during our holding period. The net assets in liquidation of $120.2 million at March 31, 2024 are presented on an undiscounted basis.

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

Current Activity

There were no property sales for the fiscal quarter ended March 31, 2024.

NEW YORK REIT LIQUIDATING LLC

March 31, 2024

Liquidity and Capital Resources

As of March 31, 2024, we had cash, and cash equivalents and restricted cash aggregating $94.2 million. Our total assets and undiscounted net assets in liquidation were $122.2 million and $120.2 million, respectively, at March 31, 2024.

Our principal demands for funds are to pay or fund operating expenses, capital expenditures and liquidating distributions to our unitholders. We believe that our current cash balance plus interest earned on our cash balances will continue to provide adequate capital to fund our operating, administrative and other expenses incurred during liquidation. We estimate that our current cash balance plus estimated interest earned is sufficient to cover approximately three years of operating expenses, excluding legal costs, at the Company. As the space currently leased by Cravath, Swaine & Moore, LLP has not been sufficiently re-leased on terms that would generate sufficient cash flow to satisfy debt service requirements, the joint venture that owns Worldwide Plaza is currently restricted from making distributions under the terms of its indebtedness. The lender initiated a cash sweep in September 2023 and, as a result, all rent payments are being directed to the sweep account and the lender controls disbursements to cover operating expenditures and capital improvements at Worldwide Plaza. Any excess funds are retained in a lender-controlled account to be utilized to cover future operating cash shortfalls at the property. The cash sweep will continue until such time as specific leasing conditions have been met or an amount equal to approximately $42.3 million has been deposited into an account to fund lease commissions and tenant improvements. Even though our joint venture partner in Worldwide Plaza has informed us that it does not intend to make any further distributions to the joint venture partners, we will still be able to satisfy our current operating, administrative and other expenses; however, liquidating distributions to our unitholders will likely be suspended or reduced accordingly.

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

Other Sources of Funds

During the three months ended March 31, 2024, we received net distributions of $162,000 in respect of our interest in Worldwide Plaza.

Principal Use of Funds

Capital Expenditures

As of March 31, 2024, we owned a 50.1% interest in the joint venture that owns Worldwide Plaza. In connection with the leasing of the property, the joint venture entered into agreements with its tenants to provide allowances for tenant improvements. These allowances require the joint venture to fund capital expenditures up to amounts specified in the lease agreements. Our share of capital expenditures for the three months ended March 31, 2024 was funded from property cash flow.

We initially set aside approximately $90.7 million from the 2017 refinancing proceeds to cover our share of potential future leasing and capital costs at the property; as discussed in “Note 8 — Commitments and Contingencies” we believe that any obligation to reserve this amount has lapsed, and we are seeking a declaratory judgment in the Delaware Court of Chancery that we are permitted to distribute the reserved funds; those Delaware proceedings have been stayed pending resolution of proceedings in New York initiated by the Company's subsidiary, ARC NYWWPJV001, LLC.

NEW YORK REIT LIQUIDATING LLC

March 31, 2024

Liquidating Distributions

Until such time as we are able to dispose of our remaining asset, the actual amount and timing of, and record dates for, future liquidating distributions will be determined by our Board of Managers and will depend upon the timing and amount of cash flow distributions we receive from our Worldwide Plaza joint venture and the amounts deemed necessary by our Board of Managers to pay or provide for our liabilities and obligations. The timing and amount of our final liquidating distribution will be dependent on the timing and proceeds of the sale of our remaining interest in Worldwide Plaza and the timing of the resolution of the litigations, discussed in “Note 8 — Commitments and Contingencies.” As the Company is treated as a partnership for federal and state income tax purposes, any such liquidating distributions on the Units will be deemed a return of capital.

Loan Obligations

We have no consolidated mortgage notes payable as of March 31, 2024.

As of March 31, 2024, we had $601.2 million of unconsolidated mortgage debt reflecting our pro rata share of Worldwide Plaza's total mortgage debt of $1.2 billion. The Worldwide Plaza mortgage debt matures in November 2027 and requires monthly interest-only payments. Operating cash flow at the property is expected to be sufficient to cover the monthly debt service payments through August 2024. If the space currently leased by Cravath, Swaine & Moore, LLP is not sufficiently re-leased, we expect that operating cash flow will not be sufficient to cover the debt service obligations starting in September 2024.

Cash Flows

Our level of liquidity based upon cash, cash equivalents and restricted cash decreased by approximately $1.0 million from $95.3 million at December 31, 2023 to $94.2 million at March 31, 2024.

The holders of shares of common stock of the Predecessor approved the Liquidation Plan on January 3, 2017, and we adopted the liquidation basis of accounting effective January 1, 2017. We did not make any acquisitions in new investments during 2023 or the first three months ended March 31, 2024, and, in accordance with the Liquidation Plan, no further acquisitions are expected. We had no sources or uses of non-operating cash flow for the three months ended March 31, 2024.

Contractual Obligations

We did not have any contractual debt or lease obligations as of March 31, 2024.

Comparability of Financial Data from Period to Period

Results of Operations

Our remaining property asset continues to perform in a manner that is relatively consistent with prior reporting periods. We have experienced no significant changes in occupancy or rental rates at Worldwide Plaza.

Occupancy and Leasing

As of March 31, 2024, Worldwide Plaza was 91.5% leased, compared to 91.5% as of March 31, 2023. The lease with Cravath, Swaine & Moore, LLP expires in August 2024 and the tenant has informed Worldwide Plaza that it does not intend to enter into a new lease upon expiration of the existing lease. This non-renewal could have a material adverse effect on the Company’s operations.

Changes in Net Assets in Liquidation

Net assets in liquidation decreased by $2.9 million during the three months ended March 31, 2024. The decrease was primarily due to a $3.2 million net decrease due to a remeasurement of estimated receipts and costs primarily related to an increase of estimated legal fees offset by an increase of estimated interest income. The decrease was offset by an increase of $0.3 million in the estimated liquidation value of the Company’s investment in Worldwide Plaza resulting from the estimated distributions to be received from working capital at the property and property operations.

Net assets in liquidation increased by $2.4 million during the three months ended March 31, 2023. The increase was primarily due to a net increase of $1.2 million in the estimated liquidation value of the Company’s investment in Worldwide Plaza primarily related to an increase in estimated distributions from working capital and property operations. The increase also included a $1.2 million increase due to a remeasurement of estimated receipts primarily related to an increase of estimated interest income.

NEW YORK REIT LIQUIDATING LLC

March 31, 2024

Net assets in liquidation at March 31, 2024, which are presented on an undiscounted basis, include Worldwide Plaza value based on estimated cash flow projections utilizing appropriate discount and capitalization rates as well as available market information and assumptions regarding capital expenditures in the accompanying consolidated financial statements, assuming we dispose of our investment in the next 12 months, resulting in estimated future liquidating distributions of approximately $7.16 per Unit. This estimate of liquidating distributions includes projections of costs and expenses to be incurred during the next 12 months and costs to dispose of the Company’s remaining investment in WWP. Any changes in the future market value of Worldwide Plaza, if any, will be evaluated at each reporting period and will be reflected in the Consolidated Statements of Net Assets in liquidation at such times. Like any estimate or projection, management's estimate is subject to various assumptions and uncertainties including the joint venture’s ability to execute on the business plan, tenants paying their rental obligations, the equity capital and financing markets and New York City market conditions generally.

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

Under liquidation accounting, the investment in unconsolidated joint venture is recorded at its liquidation value, or net realizable value, comprised of an estimate of the expected sale proceeds upon disposition plus the estimated net cash flow to be received from the venture during the liquidation period. We evaluate the net realizable value of our unconsolidated joint venture at each reporting period. Any changes in net realizable value will be reflected as a change in our net assets in liquidation. The liquidation value of our remaining investment in Worldwide Plaza at March 31, 2024 is based on estimated cash flow projections utilizing appropriate discount and capitalization rates as well as available market information and assumptions regarding capital expenditures assuming we dispose of our investment in the next 12 months.

NEW YORK REIT LIQUIDATING LLC

March 31, 2024

Recent Accounting Pronouncement

There are no new accounting pronouncements that are applicable or relevant to the Company under the liquidation basis of accounting.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2024, we had $601.2 million of unconsolidated mortgage debt reflecting our pro rata share of Worldwide Plaza’s total mortgage debt of $1.2 billion. This debt consisted of fixed-rate secured mortgage notes payable. Changes in market interest rates have no impact on interest due on the notes.

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

As of March 31, 2024, an evaluation was performed under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of March 31, 2024.

Other Matters

There have been no changes in our internal control over financial reporting during the most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

NEW YORK REIT LIQUIDATING LLC

March 31, 2024

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

If the Company is unsuccessful in receiving favorable declaratory judgments in the above-referenced actions or is unsuccessful in defending the claims against it therein, the Company may be required to contribute additional capital to the joint venture. As stated above, it is the Company's and ARC NYWWPJV001, LLC's position that the Counterclaim and the Third Party Claims are without merit and the Company and ARC NUWWPJV001, LLC vigorously dispute the Counterclaim and the Third Party Claims. The Company cannot predict and expresses no prediction as to the outcome of these matters. Therefore, the Company cannot estimate the range of any reasonably possible loss.

Item 1A. Risk Factors.

There have been no material changes to the risk factors previously disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

Not applicable.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

NEW YORK REIT LIQUIDATING LLC

March 31, 2024

Item 5. Other Information.

On May 13, 2024, the Board approved a fee of $5,000 per month to be paid quarterly to each audit committee member, effective as of the beginning the second quarter of 2024.

Item 6. Exhibits.

The exhibits listed on the Exhibit Index are included, or incorporated by reference, in this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 (and are numbered in accordance with Item 601 of Regulation S-K).

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

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (embedded within Inline XBRL document)

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW YORK REIT LIQUIDATING LLC

By:	/s/ John A. Garilli
John A. Garilli
Chief Executive Officer, President, Chief Financial Officer,
Treasurer and Secretary (Principal Executive Officer,
Principal Financial Officer and Principal Accounting Officer)

Date: May 14, 2024