Form 10-Q
period 2024-06-30
New York REIT Liquidating LLC
filed 2024-08-12
CIK 1474464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

As of August 1, 2024 there were 16,791,769 Units outstanding.

Documents incorporated by reference: None

* New York REIT Liquidating LLC is the successor in interest to New York REIT, Inc. and files reports under the Commission file number for New York REIT, Inc.

NEW YORK REIT LIQUIDATING LLC

NEW YORK REIT LIQUIDATING LLC

FORM 10-Q JUNE 30, 2024

CONSOLIDATED STATEMENTS OF NET ASSETS

(Liquidation Basis)

(Unaudited, in thousands)

	June 30, 2024	December 31, 2023
Assets
Investment in unconsolidated joint venture	$27,838	$27,331
Cash and cash equivalents	1,300	4,578
Restricted cash	90,693	90,693
Asset for estimated receipts in excess of estimated costs	1,055	1,482
Total Assets	120,886	124,084
Liabilities
Accounts payable, accrued expenses and other liabilities	2,185	1,036
Total Liabilities	2,185	1,036
Commitments and Contingencies
Net assets in liquidation	$118,701	$123,048

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEW YORK REIT LIQUIDATING LLC

FORM 10-Q JUNE 30, 2024

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(Liquidation Basis)

(Unaudited, in thousands)

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Net assets in liquidation, beginning of period	$120,157	$123,545	$123,048	$121,161
Changes in net assets in liquidation:
Changes in liquidation value of investment in unconsolidated joint venture	334	3,541	629	4,762
Remeasurement of assets and liabilities	(1,790)	(36)	(4,976)	1,127
Net changes in liquidation value	(1,456)	3,505	(4,347)	5,889
Changes in net assets in liquidation	(1,456)	3,505	(4,347)	5,889
Net assets in liquidation, end of period	$118,701	$127,050	$118,701	$127,050

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEW YORK REIT LIQUIDATING LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

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

As of June 30, 2024, the Company’s only significant assets are a 50.1% equity interest in WWP Holdings LLC (“WWP”), which owns one property, known as Worldwide Plaza, aggregating 2.0 million rentable square feet with an average occupancy of 91.5% and cash, cash equivalents and restricted cash totaling $92.0 million. The property consisted of office space, retail space and a garage representing 88%, 5% and 7%, respectively, of rentable square feet as of June 30, 2024.

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

June 30, 2024

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

Liquidation Basis of Accounting

As a result of the approval of the Liquidation Plan by the stockholders, the Company adopted the liquidation basis of accounting as of January 1, 2017 and for the periods subsequent to December 31, 2016 in accordance with GAAP. Accordingly, on January 1, 2017, the carrying value of the Company’s assets were adjusted to their liquidation value, which represented the estimated amount of cash that the Company expected to collect on disposal of assets as it carried out its liquidation activities under the Liquidation Plan. All properties have been sold except the remaining interest in Worldwide Plaza. For purposes of liquidation accounting, which requires estimating go-forward revenues and expenses including net sale proceeds, the Company’s estimate of net assets in liquidation value assumes a sale of Worldwide Plaza at June 30,2025, which is the end of our current projected liquidation period as discussed below. The actual timing of sale has not yet been determined and is subject to future events and uncertainties. These estimates are subject to change based on the actual timing of sale of the Company’s remaining property.

Liabilities are carried at their contractual amounts due as adjusted for the timing and other assumptions related to the liquidation process.

The Company accrues costs and revenues that it expects to incur and earn as it carries out its liquidation activities through the end of the projected liquidation period to the extent it has a reasonable basis for estimation. Under the liquidation basis of accounting, it is generally accepted that the period of time to assume a reasonable basis for estimation would not exceed one year from the reporting date. As such, our current projected liquidation period ends on June 30, 2025. Estimated costs expected to be incurred through the end of the liquidation period include corporate overhead costs associated with satisfying known and contingent liabilities and other costs associated with the winding down and dissolution of the Company. Revenues are based on current interest rate assumptions. These amounts are classified as a net asset for estimated receipts in excess of estimated costs during liquidation on the Consolidated Statements

NEW YORK REIT LIQUIDATING LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

(unaudited)

of Net Assets. Actual costs and revenues may differ from amounts reflected in the consolidated financial statements due to the inherent uncertainty in estimating future events. These differences may be material. See Note 4 for further discussion. Actual costs incurred but unpaid as of June 30, 2024 and December 31, 2023 are included in accounts payable, accrued expenses and other liabilities on the Consolidated Statements of Net Assets.

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

The investment in the unconsolidated joint venture is recorded at its liquidation value, or net realizable value, which is comprised of an estimate of the expected sale proceeds upon disposition plus the estimated net cash flow from the venture during the liquidation period. The Company evaluates the net realizable value of its unconsolidated joint venture at each reporting period. Any changes in net realizable value will be reflected as a change in the Company’s net assets in liquidation. The liquidation value of the Company’s remaining investment in Worldwide Plaza as of June 30, 2024 and December 31, 2023 includes the Company's proportionate share in Worldwide Plaza's net assets which include a property value based on estimated cash flow projections utilizing appropriate discount and capitalization rates as well as available market information and assumptions regarding capital expenditures.

Restricted Cash

At June 30, 2024 and December 31, 2023, management has included in restricted cash $90.7 million. This amount has been reserved either for potential capital improvement work at Worldwide Plaza, should the Company elect to contribute, or to be paid as a liquidating distribution to unitholders.

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

At June 30, 2024 and December 31, 2023, the Company accrued the following net receipts/(costs) expected to be incurred during liquidation (in thousands):

	June 30, 2024	December 31, 2023
Interest income	$4,535	$4,750
General and administrative expenses	(3,480)	(3,268)
Assets for estimated receipts in excess of estimated costs during liquidation	$1,055	$1,482

NEW YORK REIT LIQUIDATING LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

(unaudited)

The change in estimated costs and estimated receipts during liquidation for the six months ended June 30, 2024 and 2023 is as follows (in thousands):

	January 1, 2024	Net Change in Working Capital (1)	Remeasurement of Assets and Liabilities	June 30, 2024
Assets:
Estimated inflows of interest income	$4,750	$(2,503)	$2,288	$4,535
Liabilities:
General and administrative expenses	(3,268)	7,052	(7,264)	(3,480)
Total assets for estimated receipts in excess of estimated costs during liquidation	$1,482	$4,549	$(4,976)	$1,055

	January 1, 2023	Net Change in Working Capital (1)	Remeasurement of Assets and Liabilities	June 30, 2023
Assets:
Estimated inflows of interest income	$2,040	$(1,546)	$3,506	$4,000
Liabilities:
General and administrative expenses	(3,460)	2,492	(2,379)	(3,347)
Total assets for estimated receipts in excess of estimated costs (liability for estimated costs in excess of estimated receipts) during liquidation	$(1,420)	$946	$1,127	$653

(1)
Represents changes in cash, restricted cash, accounts receivable, accounts payable and accrued expenses as a result of the Company’s operating activities for the six months ended June 30, 2024 and 2023.

Note 5 — Net Assets in Liquidation

Net assets in liquidation decreased by $1.5 million during the three months ended June 30, 2024. The decrease was primarily due to a $1.8 million net decrease due to a remeasurement of estimated receipts and costs primarily related to an increase of legal fees. The decrease was offset by an increase of $0.3 million in the estimated liquidation value of the Company’s investment in Worldwide Plaza resulting from the estimated distributions to be received from working capital at the property and interest thereon.

Net assets in liquidation decreased by $4.3 million during the six months ended June 30, 2024. The decrease was primarily due to a $5.0 million net decrease due to a remeasurement of estimated receipts and costs primarily related to an increase of legal fees. The decrease was offset by an increase of $0.6 million in the estimated liquidation value of the Company’s investment in Worldwide Plaza resulting from the estimated distributions to be received from working capital at the property and interest thereon.

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

NEW YORK REIT LIQUIDATING LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

(unaudited)

The net assets in liquidation at June 30, 2024, presented on an undiscounted basis, include the Company’s proportionate share in Worldwide Plaza’s net assets which include a property value based on estimated cash flow projections utilizing appropriate discount and capitalization rates as well as available market information. The estimated cash flow projections, which include minimal future capital investment, were negatively impacted by increased interest rates, inflation, uncertainty of the timing of market recovery and continued lack of transactions in the market for office buildings, especially in the New York City market, and result in a property value that approximates Worldwide Plaza’s current debt balance.

There were 16,791,769 Units outstanding at June 30, 2024. The net assets in liquidation as of June 30, 2024, if sold at their net asset value, would result in liquidating distributions of approximately $7.07 per Unit. The net assets in liquidation as of June 30, 2024 of $118.7 million, if sold at their net asset value, plus the cumulative liquidating distributions paid to stockholders of $1.03 billion ($61.83 per common share/Unit) prior to June 30, 2024 would result in cumulative liquidating distributions to stockholders/unitholders of $68.90 per Unit. There is inherent uncertainty with these estimates, and they could change materially based on the timing of the sale of the Company’s remaining assets, the performance of the underlying assets and any changes in the underlying assumptions of the estimated cash flows.

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

On October 18, 2017, the Predecessor sold a 48.7% interest in Worldwide Plaza to WWP JV LLC, a joint venture managed by SL Green Realty Corp. and RXR Realty LLC based on an estimated underlying property value of $1.725 billion. In conjunction with the equity sale, there was a concurrent $1.2 billion refinancing of the existing Worldwide Plaza debt. The Predecessor received cash at closing of approximately $446.5 million from the sale and excess proceeds from the financing, net of closing costs which included $108.3 million of defeasance and prepayment costs. The new debt on Worldwide Plaza bears interest at a blended rate of approximately 3.98% per annum, requires monthly payments of interest only and matures in November 2027. As the space currently leased by Cravath, Swaine & Moore, LLP has not been sufficiently re-leased on terms that would generate sufficient cash flow to satisfy debt service requirements, the joint venture that owns Worldwide Plaza is currently restricted from making distributions under the terms of its indebtedness.

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

June 30, 2024

(unaudited)

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

The following table lists the tenants whose annualized cash rent represented greater than 10% of total annualized cash rent for the six months ended June 30, 2024 and 2023, including annualized cash rent related to the Company’s unconsolidated joint venture:

		June 30,
Property Portfolio	Tenant	2024	2023
Worldwide Plaza	Cravath, Swaine & Moore, LLP	48.0%	51.5%
Worldwide Plaza	Nomura Holdings America, Inc.	29.4%	29.2%

The termination, delinquency or non-renewal of any of the above tenants will have a material adverse effect on the Company’s operations. The lease with Cravath, Swaine & Moore, LLP expires on August 31, 2024 and the tenant has informed Worldwide Plaza that it does not intend to enter into a new lease upon expiration of the existing lease. This non-renewal will have a material adverse effect on the Company’s operations until such time as the space has been re-leased.

See "Note 8 — Commitments and Contingencies" for a discussion of legal proceedings.

The amounts reflected in the following tables are based on the going concern basis financial information of Worldwide Plaza. Under liquidation accounting, equity investments are carried at net realizable value.

The condensed balance sheets as of June 30, 2024 and December 31, 2023 for Worldwide Plaza are as follows:

(In thousands)	June 30, 2024	December 31, 2023
Real estate assets, at cost	$849,612	$848,231
Less accumulated depreciation and amortization	(326,163)	(317,058)
Total real estate assets, net	523,449	531,173
Cash and cash equivalents	68,194	66,000
Other assets	131,874	125,919
Total assets	$723,517	$723,092
Debt	$1,322,857	$1,253,810
Other liabilities	206,369	260,473
Total liabilities	1,529,226	1,514,283
Deficit	(805,709)	(791,191)
Total liabilities and deficit	$723,517	$723,092

NEW YORK REIT LIQUIDATING LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

(unaudited)

The condensed statements of operations for the three and six months ended June 30, 2024 and 2023 for Worldwide Plaza are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2024	2023	2024	2023
Rental income	$35,542	$35,319	$70,803	$70,345
Operating expenses:
Operating expenses	16,105	16,079	32,067	32,572
Depreciation and amortization	5,274	5,250	10,547	10,524
Total operating expenses	21,379	21,329	42,614	43,096
Operating income	14,163	13,990	28,189	27,249
Interest expense	(21,216)	(20,666)	(42,337)	(41,111)
Net loss	$(7,053)	$(6,676)	$(14,148)	$(13,862)

Note 7 — Common Equity

As of June 30, 2024 and December 31, 2023, the Company had 16,791,769 Units outstanding. The Company expects to make periodic liquidating distributions out of cash flow distributions from our investment in Worldwide Plaza and ultimate sale of the Company's interest in Worldwide Plaza, subject to satisfying its liabilities and obligations, in lieu of regular monthly dividends. Through June 30, 2024, the Company paid aggregate distribution equal to $61.83 per share/Unit. There can be no assurance as to the amount or timing of future liquidating distributions unitholders will receive.

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

June 30, 2024

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

In connection with the adoption of liquidation accounting, the Company accrues costs it expects to incur through the end of liquidation. As of June 30, 2024 and December 31, 2023, the Company has accrued asset management fees and compensation reimbursements totaling $1.2 million payable to the Winthrop Advisor representing management’s estimate of future asset management fees to final liquidation, provided there is no assurance that the contract will continue to be extended at the same terms, if at all. This amount is included in estimated costs during liquidation.

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

The Company paid the Winthrop Advisor $0.3 million for each of the three months ended June 30, 2024 and 2023 and $0.6 million for each of the six months ended June 30, 2024 and 2023.

NEW YORK REIT LIQUIDATING LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

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

June 30, 2024

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

June 30, 2024

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

Liquidation Plan

As of the date of this Quarterly Report on Form 10-Q, all of our property-related assets have been sold except our remaining interest in Worldwide Plaza. For purposes of liquidation accounting, our estimate of net assets in liquidation value assumes a sale of Worldwide Plaza at June 30, 2025, which is based on estimated cash flow projections utilizing appropriate discount and capitalization rates as well as available market information and assumptions regarding capital expenditures. The actual timing of sale has not yet been determined and is subject to future events and uncertainties. These estimates are subject to change based on the actual timing of the sale of our remaining interest in Worldwide Plaza and the actual cash distributions received from the property during our holding period. The net assets in liquidation of $118.7 million at June 30, 2024 are presented on an undiscounted basis.

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

Current Activity

There were no property sales for the fiscal quarter ended June 30, 2024.

NEW YORK REIT LIQUIDATING LLC

June 30, 2024

Liquidity and Capital Resources

As of June 30, 2024, we had cash, and cash equivalents and restricted cash aggregating $92.0 million. Our total assets and undiscounted net assets in liquidation were $120.9 million and $118.7 million, respectively, at June 30, 2024.

Our principal demands for funds are to pay or fund operating expenses, capital expenditures and liquidating distributions to our unitholders. We believe that our current cash balance plus interest earned on our cash balances will continue to provide adequate capital to fund our operating, administrative and other expenses incurred during liquidation. We estimate that our current cash balance plus estimated interest earned is sufficient to cover approximately two years of operating expenses, excluding legal costs, at the Company. As the space currently leased by Cravath, Swaine & Moore, LLP has not been sufficiently re-leased on terms that would generate sufficient cash flow to satisfy debt service requirements, the joint venture that owns Worldwide Plaza is currently restricted from making distributions under the terms of its indebtedness. The lender initiated a cash sweep in September 2023 and, as a result, all rent payments are being directed to the sweep account and the lender controls disbursements to cover operating expenditures and capital improvements at Worldwide Plaza. Any excess funds are retained in a lender-controlled account to be utilized to cover future operating cash shortfalls at the property. The cash sweep will continue until such time as specific leasing conditions have been met or an amount equal to approximately $42.3 million has been deposited into an account to fund lease commissions and tenant improvements. Even though our joint venture partner in Worldwide Plaza has informed us that it does not intend to make any further distributions to the joint venture partners, we will likely be able to satisfy our current operating, administrative and other expenses; however, liquidating distributions to our unitholders will likely be suspended or reduced accordingly.

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

Other Sources of Funds

During the six months ended June 30, 2024, we received net distributions of $123,000 in respect of our interest in Worldwide Plaza.

Principal Use of Funds

Capital Expenditures

As of June 30, 2024, we owned a 50.1% interest in the joint venture that owns Worldwide Plaza. In connection with the leasing of the property, the joint venture entered into agreements with its tenants to provide allowances for tenant improvements. These allowances require the joint venture to fund capital expenditures up to amounts specified in the lease agreements. Our share of capital expenditures for the six months ended June 30, 2024 was funded from property cash flow.

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

June 30, 2024

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

Loan Obligations

We have no consolidated mortgage notes payable as of June 30, 2024.

As of June 30, 2024, we had $601.2 million of unconsolidated mortgage debt reflecting our pro rata share of Worldwide Plaza's total mortgage debt of $1.2 billion. The Worldwide Plaza mortgage debt matures in November 2027 and requires monthly interest-only payments. Operating cash flow at the property is expected to be sufficient to cover the monthly debt service payments through August 2024. If the space currently leased by Cravath, Swaine & Moore, LLP is not sufficiently re-leased, we expect that operating cash flow will not be sufficient to cover the debt service obligations starting in September 2024.

Cash Flows

Our level of liquidity based upon cash, cash equivalents and restricted cash decreased by approximately $3.3 million from $95.3 million at December 31, 2023 to $92.0 million at June 30, 2024.

The holders of shares of common stock of the Predecessor approved the Liquidation Plan on January 3, 2017, and we adopted the liquidation basis of accounting effective January 1, 2017. We did not make any acquisitions in new investments during 2023 or the first six months ended June 30, 2024, and, in accordance with the Liquidation Plan, no further acquisitions are expected. We had no sources or uses of non-operating cash flow for the six months ended June 30, 2024.

Contractual Obligations

We did not have any contractual debt or lease obligations as of June 30, 2024.

Comparability of Financial Data from Period to Period

Results of Operations

Our remaining property asset continues to perform in a manner that is relatively consistent with prior reporting periods. We have experienced no significant changes in occupancy or rental rates at Worldwide Plaza.

Occupancy and Leasing

As of June 30, 2024, Worldwide Plaza was 91.5% leased, compared to 91.5% as of June 30, 2023. The lease with Cravath, Swaine & Moore, LLP expires on August 31, 2024 and the tenant has informed Worldwide Plaza that it does not intend to enter into a new lease upon expiration of the existing lease. This non-renewal will have a material adverse effect on the Company’s operations until such time as the space has been re-leased.

Changes in Net Assets in Liquidation

Net assets in liquidation decreased by $1.5 million during the three months ended June 30, 2024. The decrease was primarily due to a $1.8 million net decrease due to a remeasurement of estimated receipts and costs primarily related to an increase of legal fees. The decrease was offset by an increase of $0.3 million in the estimated liquidation value of the Company’s investment in Worldwide Plaza resulting from the estimated distributions to be received from working capital at the property and property operations.

Net assets in liquidation decreased by $4.3 million during the six months ended June 30, 2024. The decrease was primarily due to a $5.0 million net decrease due to a remeasurement of estimated receipts and costs primarily related to an increase of legal fees. The decrease was offset by an increase of $0.6 million in the estimated liquidation value of the Company’s investment in Worldwide Plaza resulting from the estimated distributions to be received from working capital at the property and interest thereon.

NEW YORK REIT LIQUIDATING LLC

June 30, 2024

Net assets in liquidation increased by $3.5 million during the three months ended June 30, 2023. The increase was primarily due to a net increase of $3.5 million in the estimated liquidation value of the Company’s investment in Worldwide Plaza primarily resulting from an increase in estimated distributions from working capital and interest thereon.

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

Net assets in liquidation at June 30, 2024, which are presented on an undiscounted basis, include Worldwide Plaza value based on estimated cash flow projections utilizing appropriate discount and capitalization rates as well as available market information and assumptions regarding capital expenditures in the accompanying consolidated financial statements, assuming we dispose of our investment in the next 12 months, resulting in estimated future liquidating distributions of approximately $7.07 per Unit. This estimate of liquidating distributions includes projections of costs and expenses to be incurred during the next 12 months and costs to dispose of the Company’s remaining investment in WWP. Any changes in the future market value of Worldwide Plaza, if any, will be evaluated at each reporting period and will be reflected in the Consolidated Statements of Net Assets in liquidation at such times. Like any estimate or projection, management's estimate is subject to various assumptions and uncertainties including the joint venture’s ability to execute on the business plan, tenants paying their rental obligations, the equity capital and financing markets and New York City market conditions generally.

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

NEW YORK REIT LIQUIDATING LLC

June 30, 2024

Under liquidation accounting, the investment in unconsolidated joint venture is recorded at its liquidation value, or net realizable value, comprised of an estimate of the expected sale proceeds upon disposition plus the estimated net cash flow to be received from the venture during the liquidation period. We evaluate the net realizable value of our unconsolidated joint venture at each reporting period. Any changes in net realizable value will be reflected as a change in our net assets in liquidation. The liquidation value of our remaining investment in Worldwide Plaza at June 30, 2024 is based on estimated cash flow projections utilizing appropriate discount and capitalization rates as well as available market information and assumptions regarding capital expenditures assuming we dispose of our investment in the next 12 months.

Recent Accounting Pronouncement

There are no new accounting pronouncements that are applicable or relevant to the Company under the liquidation basis of accounting.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2024, we had $601.2 million of unconsolidated mortgage debt reflecting our pro rata share of Worldwide Plaza’s total mortgage debt of $1.2 billion. This debt consisted of fixed-rate secured mortgage notes payable. Changes in market interest rates have no impact on interest due on the notes.

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

As of June 30, 2024, an evaluation was performed under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2024.

Other Matters

There have been no changes in our internal control over financial reporting during the most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

NEW YORK REIT LIQUIDATING LLC

June 30, 2024

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

June 30, 2024

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits listed on the Exhibit Index are included, or incorporated by reference, in this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 (and are numbered in accordance with Item 601 of Regulation S-K).

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

Date: August 12, 2024