Form 10-Q
period 2024-09-30
New York REIT Liquidating LLC
filed 2024-11-12
CIK 1474464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

As of November 7, 2024 there were 16,791,769 Units outstanding.

Documents incorporated by reference: None

* New York REIT Liquidating LLC is the successor in interest to New York REIT, Inc. and files reports under the Commission file number for New York REIT, Inc.

NEW YORK REIT LIQUIDATING LLC

NEW YORK REIT LIQUIDATING LLC

FORM 10-Q SEPTEMBER 30, 2024

CONSOLIDATED STATEMENTS OF NET ASSETS

(Liquidation Basis)

(Unaudited, in thousands)

	September 30, 2024	December 31, 2023
Assets
Investment in unconsolidated joint venture	$28,116	$27,331
Cash and cash equivalents	1,402	4,578
Restricted cash	90,693	90,693
Asset for estimated receipts in excess of estimated costs	152	1,482
Total Assets	120,363	124,084
Liabilities
Accounts payable, accrued expenses and other liabilities	3,190	1,036
Total Liabilities	3,190	1,036
Commitments and Contingencies
Net assets in liquidation	$117,173	$123,048

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEW YORK REIT LIQUIDATING LLC

FORM 10-Q SEPTEMBER 30, 2024

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(Liquidation Basis)

(Unaudited, in thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Net assets in liquidation, beginning of period	$118,701	$127,050	$123,048	$121,161
Changes in net assets in liquidation:
Changes in liquidation value of investment in unconsolidated joint venture	311	4,226	940	8,988
Remeasurement of assets and liabilities	(1,839)	328	(6,815)	1,455
Net changes in liquidation value	(1,528)	4,554	(5,875)	10,443
Changes in net assets in liquidation	(1,528)	4,554	(5,875)	10,443
Net assets in liquidation, end of period	$117,173	$131,604	$117,173	$131,604

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEW YORK REIT LIQUIDATING LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

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

As of September 30, 2024, the Company’s only significant assets are a 50.1% equity interest in WWP Holdings LLC (“WWP”), which owns one property, known as Worldwide Plaza, aggregating 2.0 million rentable square feet with an average occupancy of 62.8% and cash, cash equivalents and restricted cash totaling $92.1 million. The property consisted of office space, retail space and a garage representing 88%, 5% and 7%, respectively, of rentable square feet as of September 30, 2024.

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

September 30, 2024

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

Liquidation Basis of Accounting

As a result of the approval of the Liquidation Plan by the stockholders, the Company adopted the liquidation basis of accounting as of January 1, 2017 and for the periods subsequent to December 31, 2016 in accordance with GAAP. Accordingly, on January 1, 2017, the carrying value of the Company’s assets were adjusted to their liquidation value, which represented the estimated amount of cash that the Company expected to collect on disposal of assets as it carried out its liquidation activities under the Liquidation Plan. All properties have been sold except the remaining interest in Worldwide Plaza. For purposes of liquidation accounting, which requires estimating go-forward revenues and expenses including net sale proceeds, the Company’s estimate of net assets in liquidation value assumes a sale of Worldwide Plaza at September 30,2025, which is the end of our current projected liquidation period as discussed below. The actual timing of sale has not yet been determined and is subject to future events and uncertainties. These estimates are subject to change based on the actual timing of sale of the Company’s remaining property.

Liabilities are carried at their contractual amounts due as adjusted for the timing and other assumptions related to the liquidation process.

The Company accrues costs and revenues that it expects to incur and earn as it carries out its liquidation activities through the end of the projected liquidation period to the extent it has a reasonable basis for estimation. Under the liquidation basis of accounting, it is generally accepted that the period of time to assume a reasonable basis for estimation would not exceed one year from the reporting date. As such, our current projected liquidation period ends on September 30, 2025. Estimated costs expected to be incurred through the end of the liquidation period include corporate overhead costs associated with satisfying known and contingent liabilities and other costs associated with the winding down and dissolution of the Company. Revenues are based on current interest rate assumptions. These amounts are classified as a net asset for estimated receipts in excess of estimated costs during liquidation on the Consolidated Statements

NEW YORK REIT LIQUIDATING LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

(unaudited)

of Net Assets. Actual costs and revenues may differ from amounts reflected in the consolidated financial statements due to the inherent uncertainty in estimating future events. These differences may be material. See Note 4 for further discussion. Actual costs incurred but unpaid as of September 30, 2024 and December 31, 2023 are included in accounts payable, accrued expenses and other liabilities on the Consolidated Statements of Net Assets.

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

The investment in the unconsolidated joint venture is recorded at its liquidation value, or net realizable value, which is comprised of an estimate of the expected sale proceeds upon disposition plus the estimated net cash flow from the venture during the liquidation period. The Company evaluates the net realizable value of its unconsolidated joint venture at each reporting period. Any changes in net realizable value will be reflected as a change in the Company’s net assets in liquidation. The liquidation value of the Company’s remaining investment in Worldwide Plaza as of September 30, 2024 and December 31, 2023 includes the Company's proportionate share in Worldwide Plaza's net assets which include a property value based on estimated cash flow projections utilizing appropriate discount and capitalization rates as well as available market information and assumptions regarding capital expenditures.

Restricted Cash

At September 30, 2024 and December 31, 2023, management has included in restricted cash $90.7 million. This amount has been reserved either for potential capital improvement work at Worldwide Plaza, should the Company elect to contribute, or to be paid as a liquidating distribution to unitholders.

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

At September 30, 2024 and December 31, 2023, the Company accrued the following net receipts/(costs) expected to be incurred during liquidation (in thousands):

	September 30, 2024	December 31, 2023
Interest income	$4,081	$4,750
General and administrative expenses	(3,929)	(3,268)
Assets for estimated receipts in excess of estimated costs during liquidation	$152	$1,482

NEW YORK REIT LIQUIDATING LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

(unaudited)

The change in estimated costs and estimated receipts during liquidation for the nine months ended September 30, 2024 and 2023 is as follows (in thousands):

	January 1, 2024	Net Change in Working Capital (1)	Remeasurement of Assets and Liabilities	September 30, 2024
Assets:
Estimated inflows of interest income	$4,750	$(3,990)	$3,321	$4,081
Liabilities:
General and administrative expenses	(3,268)	9,475	(10,136)	(3,929)
Total assets for estimated receipts in excess of estimated costs during liquidation	$1,482	$5,485	$(6,815)	$152

	January 1, 2023	Net Change in Working Capital (1)	Remeasurement of Assets and Liabilities	September 30, 2023
Assets:
Estimated inflows of interest income	$2,040	$(2,748)	$5,208	$4,500
Liabilities:
General and administrative expenses	(3,460)	3,737	(3,753)	(3,476)
Total assets for estimated receipts in excess of estimated costs (liability for estimated costs in excess of estimated receipts) during liquidation	$(1,420)	$989	$1,455	$1,024

(1)
Represents changes in cash, restricted cash, accounts receivable, accounts payable and accrued expenses as a result of the Company’s operating activities for the nine months ended September 30, 2024 and 2023.

Note 5 — Net Assets in Liquidation

Net assets in liquidation decreased by $1.5 million during the three months ended September 30, 2024. The decrease was primarily due to a $1.8 million net decrease due to a remeasurement of estimated receipts and costs primarily related to an increase of estimated legal fees and a decrease in estimated interest income to be earned on cash and cash equivalents and restricted cash. The decrease was offset by an increase of $0.3 million in the estimated liquidation value of the Company’s investment in Worldwide Plaza resulting from the estimated distributions to be received from working capital at the property and interest thereon.

Net assets in liquidation decreased by $5.9 million during the nine months ended September 30, 2024. The decrease was primarily due to a $6.8 million net decrease due to a remeasurement of estimated receipts and costs primarily related to an increase of estimated legal fees and a decrease in estimated interest income to be earned on cash and cash equivalents and restricted cash. The decrease was offset by an increase of $0.9 million in the estimated liquidation value of the Company’s investment in Worldwide Plaza resulting from the estimated distributions to be received from working capital at the property and interest thereon.

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

NEW YORK REIT LIQUIDATING LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

(unaudited)

The net assets in liquidation at September 30, 2024, presented on an undiscounted basis, include the Company’s proportionate share in Worldwide Plaza’s net assets which include a property value based on estimated cash flow projections utilizing appropriate discount and capitalization rates as well as available market information. The estimated cash flow projections, which include minimal future capital investment, were negatively impacted by increased interest rates, inflation, uncertainty of the timing of market recovery and continued lack of transactions in the market for office buildings, especially in the New York City market, and result in a property value that approximates Worldwide Plaza’s current debt balance.

There were 16,791,769 Units outstanding at September 30, 2024. The net assets in liquidation as of September 30, 2024, if sold at their net asset value, would result in liquidating distributions of approximately $6.98 per Unit. The net assets in liquidation as of September 30, 2024 of $117.2 million, if sold at their net asset value, plus the cumulative liquidating distributions paid to stockholders of $1.03 billion ($61.83 per common share/Unit) prior to September 30, 2024 would result in cumulative liquidating distributions to stockholders/unitholders of $68.81 per Unit. There is inherent uncertainty with these estimates, and they could change materially based on the timing of the sale of the Company’s remaining assets, the performance of the underlying assets and any changes in the underlying assumptions of the estimated cash flows.

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

On October 18, 2017, the Predecessor sold a 48.7% interest in Worldwide Plaza to WWP JV LLC, a joint venture managed by SL Green Realty Corp. and RXR Realty LLC based on an estimated underlying property value of $1.725 billion. In conjunction with the equity sale, there was a concurrent $1.2 billion refinancing of the existing Worldwide Plaza debt. The Predecessor received cash at closing of approximately $446.5 million from the sale and excess proceeds from the financing, net of closing costs which included $108.3 million of defeasance and prepayment costs. The new debt on Worldwide Plaza bears interest at a blended rate of approximately 3.98% per annum, requires monthly payments of interest only and matures in November 2027. As the space previously leased by Cravath, Swaine & Moore, LLP (“Cravath”) has not been sufficiently re-leased on terms that would generate sufficient cash flow to satisfy debt service requirements, the joint venture that owns Worldwide Plaza is currently restricted from making distributions under the terms of its indebtedness. The lender initiated a cash sweep in September 2023 and, as a result, all rent payments are being directed to the sweep account and the lender controls disbursements to cover operating expenditures and capital improvements at Worldwide Plaza. The lease with Cravath expired on August 31, 2024 and interest on the mezzanine debt has not been paid since August 6, 2024. On September 13, 2024, ARC NYWWPJV001, LLC received a copy of a default notice to WWP Mezz, LLC, a subsidiary of WWP Holdings LLC, as borrower under a $190.0 million mezzanine first loan, as a result of failure by the borrower to make a required interest payment of $0.8 million under the loan agreement. The borrower has entered into pre-negotiation agreements with the lenders and has begun discussions on potential loan modifications.

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

NEW YORK REIT LIQUIDATING LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

(unaudited)

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

For the nine months ended September 30, 2024, rent from Nomura Holdings America, Inc. (“Nomura”) represented 56.8% of the total annualized cash rent at Worldwide Plaza, excluding any rent from Cravath, whose lease terminated August 31, 2024. The termination, delinquency or non-renewal of Nomura would have a material effect on the Company’s operations. With the termination of the Cravath lease, Nomura is the only tenant at Worldwide Plaza whose annualized cash rent represents greater than 10% of the total annualized cash rent at the property.

There are two tenants whose annualized cash rent represented greater than 10% of total annualized cash rent for the nine months ended September 30, 2024 and 2023. Nomura rent represented 31.1% and 29.2% of the total annualized cash rent for the nine months ended September 30, 2024 and 2023, respectively. Cravath rent represented 45.2% and 51.3% of total annualized cash rent for the nine months ended September 30, 2024 and 2023, respectively.

The lease with Cravath expired on August 31, 2024 and the space as not been re-leased. The expiration of this lease will have a material adverse effect on the Company’s operations.

See "Note 8 — Commitments and Contingencies" for a discussion of legal proceedings.

The amounts reflected in the following tables are based on the going concern basis financial information of Worldwide Plaza. Under liquidation accounting, equity investments are carried at net realizable value.

The condensed balance sheets as of September 30, 2024 and December 31, 2023 for Worldwide Plaza are as follows:

(In thousands)	September 30, 2024	December 31, 2023
Real estate assets, at cost	$850,137	$848,231
Less accumulated depreciation and amortization	(330,730)	(317,058)
Total real estate assets, net	519,407	531,173
Cash and cash equivalents	81,540	66,000
Restricted cash	35,230	17,000
Other assets	90,847	108,919
Total assets	$727,024	$723,092
Debt	$1,328,725	$1,253,810
Other liabilities	216,902	260,473
Total liabilities	1,545,627	1,514,283
Deficit	(818,603)	(791,191)
Total liabilities and deficit	$727,024	$723,092

NEW YORK REIT LIQUIDATING LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

(unaudited)

The condensed statements of operations for the three and nine months ended September 30, 2024 and 2023 for Worldwide Plaza are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2024	2023	2024	2023
Rental income	$29,671	$34,297	$100,474	$104,642
Operating expenses:
Operating expenses	15,842	16,307	47,909	48,879
Depreciation and amortization	5,214	5,247	15,761	15,771
Total operating expenses	21,056	21,554	63,670	64,650
Operating income	8,615	12,743	36,804	39,992
Interest expense	(21,444)	(20,888)	(63,781)	(61,999)
Net loss	$(12,829)	$(8,145)	$(26,977)	$(22,007)

Note 7 — Common Equity

As of September 30, 2024 and December 31, 2023, the Company had 16,791,769 Units outstanding. The Company expects to make periodic liquidating distributions out of cash flow distributions from our investment in Worldwide Plaza and ultimate sale of the Company's interest in Worldwide Plaza, subject to satisfying its liabilities and obligations, in lieu of regular monthly dividends. Through September 30, 2024, the Company paid aggregate distribution equal to $61.83 per share/Unit. There can be no assurance as to the amount or timing of future liquidating distributions unitholders will receive.

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

NEW YORK REIT LIQUIDATING LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

(unaudited)

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

In connection with the adoption of liquidation accounting, the Company accrues costs it expects to incur through the end of liquidation. As of September 30, 2024 and December 31, 2023, the Company has accrued asset management fees and compensation reimbursements totaling $1.2 million payable to the Winthrop Advisor representing management’s estimate of future asset management fees to final liquidation, provided there is no assurance that the contract will continue to be extended at the same terms, if at all. This amount is included in estimated costs during liquidation.

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

NEW YORK REIT LIQUIDATING LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

(unaudited)

The Company paid the Winthrop Advisor $0.3 million for each of the three months ended September 30, 2024 and 2023 and $0.9 million for each of the nine months ended September 30, 2024 and 2023.

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

September 30, 2024

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

September 30, 2024

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

Liquidation Plan

As of the date of this Quarterly Report on Form 10-Q, all of our property-related assets have been sold except our remaining interest in Worldwide Plaza. For purposes of liquidation accounting, our estimate of net assets in liquidation value assumes a sale of Worldwide Plaza at September 30, 2025, which is based on estimated cash flow projections utilizing appropriate discount and capitalization rates as well as available market information and assumptions regarding capital expenditures. The actual timing of sale has not yet been determined and is subject to future events and uncertainties. These estimates are subject to change based on the actual timing of the sale of our remaining interest in Worldwide Plaza and the actual cash distributions received from the property during our holding period. The net assets in liquidation of $117.2 million at September 30, 2024 are presented on an undiscounted basis.

Net operating income at Worldwide Plaza remained relatively steady through August 31, 2024. The lease with Cravath expired on August 31, 2024, and net operating income will be materially negatively impacted until such time as the space can be re-leased. We will continue to monitor the market and adjust the net realizable value of the investment, if necessary, at each reporting period. The timing of the sale of the property, and the ultimate value we receive from the sale, are subject to change. We initially set aside approximately $90.7 million from the 2017 refinancing proceeds to cover our share of potential future leasing and capital costs at the property; as discussed in “Note 8 — Commitments and Contingencies,” we believe that any obligation to reserve this amount has lapsed and we are seeking a declaratory judgment in the Delaware Court of Chancery that we are permitted to distribute the reserved funds. The Delaware proceedings have been stayed, pending resolution of proceedings in New York initiated by the Company's subsidiary, ARC NYWWPJV001, LLC.

NEW YORK REIT LIQUIDATING LLC

September 30, 2024

Current Activity

There were no property sales for the fiscal quarter ended September 30, 2024.

Liquidity and Capital Resources

As of September 30, 2024, we had cash, and cash equivalents and restricted cash aggregating $92.1 million. Our total assets and undiscounted net assets in liquidation were $120.4 million and $117.2 million, respectively, at September 30, 2024.

Our principal demands for funds are to pay or fund operating expenses, capital expenditures and liquidating distributions to our unitholders. We believe that our current cash balance plus interest earned on our cash balances will continue to provide adequate capital to fund our operating, administrative and other expenses incurred during liquidation, excluding legal costs. We estimate that our current cash balance plus estimated interest earned is sufficient to cover approximately two years of operating expenses, excluding legal costs, at the Company. As the space previously leased by Cravath has not been sufficiently re-leased on terms that would generate sufficient cash flow to satisfy debt service requirements, the joint venture that owns Worldwide Plaza is currently restricted from making distributions under the terms of its indebtedness. The lender initiated a cash sweep in September 2023 and, as a result, all rent payments are being directed to the sweep account and the lender controls disbursements to cover operating expenditures and capital improvements at Worldwide Plaza. Any excess funds are retained in a lender-controlled account to be utilized to cover future operating cash shortfalls at the property. The lease with Cravath expired on August 31, 2024 and interest on the mezzanine debt has not been paid since August 6, 2024. On September 13, 2024, ARC NYWWPJV001, LLC received a copy of a default notice to WWP Mezz, LLC, a subsidiary of WWP Holdings LLC, as borrower under a $190.0 million mezzanine first loan, as a result of failure by the borrower to make a required interest payment of $0.8 million under the loan agreement. The borrower has entered into pre-negotiation agreements with the lenders and has begun discussions on potential loan modifications. The cash sweep will continue until such time as specific leasing conditions have been met or an amount equal to approximately $42.3 million has been deposited into an account to fund lease commissions and tenant improvements. Even though our joint venture partner in Worldwide Plaza has informed us that it does not intend to make any further distributions to the joint venture partners, we will likely be able to satisfy our current operating, administrative and other expenses; however, liquidating distributions to our unitholders will likely be suspended or reduced accordingly.

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

Other Sources of Funds

During the nine months ended September 30, 2024, we received net distributions of $155,000 in respect of our interest in Worldwide Plaza.

Principal Use of Funds

Capital Expenditures

As of September 30, 2024, we owned a 50.1% interest in the joint venture that owns Worldwide Plaza. In connection with the leasing of the property, the joint venture entered into agreements with its tenants to provide allowances for tenant improvements. These

NEW YORK REIT LIQUIDATING LLC

September 30, 2024

allowances require the joint venture to fund capital expenditures up to amounts specified in the lease agreements. Our share of capital expenditures for the nine months ended September 30, 2024 was funded from property cash flow.

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

Loan Obligations

We have no consolidated mortgage notes payable as of September 30, 2024.

As of September 30, 2024, we had $601.2 million of unconsolidated mortgage debt reflecting our pro rata share of Worldwide Plaza's total mortgage debt of $1.2 billion. The Worldwide Plaza mortgage debt matures in November 2027 and requires monthly interest-only payments. Operating cash flow at the property was sufficient to cover the monthly debt service payments through August 2024. The lease with Cravath expired on August 31, 2024 and operating cash flow at the property is no longer sufficient to cover property operations and debt service payments. Interest on the Worldwide Plaza mezzanine debt has not been paid since August 6, 2024. On September 13, 2024, ARC NYWWPJV001, LLC received a copy of a default notice to WWP Mezz, LLC, a subsidiary of WWP Holdings LLC, as borrower under a $190.0 million mezzanine first loan, as a result of failure by the borrower to make a required interest payment of $0.8 million under the loan agreement. The borrower has entered into pre-negotiation agreements with the lenders and has begun discussions on potential loan modifications.

Cash Flows

Our level of liquidity based upon cash, cash equivalents and restricted cash decreased by approximately $3.2 million from $95.3 million at December 31, 2023 to $92.1 million at September 30, 2024.

The holders of shares of common stock of the Predecessor approved the Liquidation Plan on January 3, 2017, and we adopted the liquidation basis of accounting effective January 1, 2017. We did not make any acquisitions in new investments during 2023 or the first nine months ended September 30, 2024, and, in accordance with the Liquidation Plan, no further acquisitions are expected. We had no sources or uses of non-operating cash flow for the nine months ended September 30, 2024.

Contractual Obligations

We did not have any contractual debt or lease obligations as of September 30, 2024.

Comparability of Financial Data from Period to Period

Results of Operations

Our remaining property asset continued to perform in a manner that was relatively consistent with prior reporting periods through August 31, 2024. With the expiration of the Cravath lease, we have experienced a significant decrease in occupancy at Worldwide Plaza.

Occupancy and Leasing

As of September 30, 2024, Worldwide Plaza was 62.8% leased, compared to 91.5% as of September 30, 2023. The lease with Cravath expired on August 31, 2024. This vacancy will have a material adverse effect on Worldwide Plaza’s operations until such time as the space has been re-leased.

NEW YORK REIT LIQUIDATING LLC

September 30, 2024

Changes in Net Assets in Liquidation

Net assets in liquidation decreased by $1.5 million during the three months ended September 30, 2024. The decrease was primarily due to a $1.8 million net decrease due to a remeasurement of estimated receipts and costs primarily related to an increase of estimated legal fees and a decrease in estimated interest income to be earned on cash and cash equivalents and restricted cash. The decrease was offset by an increase of $0.3 million in the estimated liquidation value of the Company’s investment in Worldwide Plaza resulting from the estimated distributions to be received from working capital at the property and property operations.

Net assets in liquidation decreased by $5.9 million during the nine months ended September 30, 2024. The decrease was primarily due to a $6.8 million net decrease due to a remeasurement of estimated receipts and costs primarily related to an increase of estimated legal fees and a decrease in estimated interest income to be earned on cash and cash equivalents and restricted cash. The decrease was offset by an increase of $0.9 million in the estimated liquidation value of the Company’s investment in Worldwide Plaza resulting from the estimated distributions to be received from working capital at the property and interest thereon.

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

Net assets in liquidation at September 30, 2024, which are presented on an undiscounted basis, include Worldwide Plaza value based on estimated cash flow projections utilizing appropriate discount and capitalization rates as well as available market information and assumptions regarding capital expenditures in the accompanying consolidated financial statements, assuming we dispose of our investment in the next 12 months, resulting in estimated future liquidating distributions of approximately $6.98 per Unit. This estimate of liquidating distributions includes projections of costs and expenses to be incurred during the next 12 months and costs to dispose of the Company’s remaining investment in WWP. Any changes in the future market value of Worldwide Plaza, if any, will be evaluated at each reporting period and will be reflected in the Consolidated Statements of Net Assets in liquidation at such times. Like any estimate or projection, management's estimate is subject to various assumptions and uncertainties including the joint venture’s ability to execute on the business plan, tenants paying their rental obligations, the equity capital and financing markets and New York City market conditions generally.

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

NEW YORK REIT LIQUIDATING LLC

September 30, 2024

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

Under liquidation accounting, the investment in unconsolidated joint venture is recorded at its liquidation value, or net realizable value, comprised of an estimate of the expected sale proceeds upon disposition plus the estimated net cash flow to be received from the venture during the liquidation period. We evaluate the net realizable value of our unconsolidated joint venture at each reporting period. Any changes in net realizable value will be reflected as a change in our net assets in liquidation. The liquidation value of our remaining investment in Worldwide Plaza at September 30, 2024 is based on estimated cash flow projections utilizing appropriate discount and capitalization rates as well as available market information and assumptions regarding capital expenditures assuming we dispose of our investment in the next 12 months.

Recent Accounting Pronouncement

There are no new accounting pronouncements that are applicable or relevant to the Company under the liquidation basis of accounting.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2024, we had $601.2 million of unconsolidated mortgage debt reflecting our pro rata share of Worldwide Plaza’s total mortgage debt of $1.2 billion. This debt consisted of fixed-rate secured mortgage notes payable. Changes in market interest rates have no impact on interest due on the notes.

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

As of September 30, 2024, an evaluation was performed under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of September 30, 2024.

Other Matters

There have been no changes in our internal control over financial reporting during the most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

NEW YORK REIT LIQUIDATING LLC

September 30, 2024

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

Item 1A. Risk Factors.

As described in this Form 10-Q, the lease with Cravath expired on August 31, 2024, and the space has not been re-leased. Until such time as the space can be re-leased, net operating income will be materially negatively impacted and operating cash flow at the property will not be sufficient to cover property operations and debt service payments. Interest on the mezzanine debt has not been paid since August 6, 2024. On September 13, 2024, ARC NYWWPJV001, LLC received a copy of a default notice to WWP Mezz, LLC, a subsidiary of WWP Holdings LLC, as borrower under a $190.0 million mezzanine first loan, as a result of failure by the borrower to make a required interest payment of $0.8 million under the loan agreement. The borrower has entered into pre-negotiation agreements with the lenders and has begun discussions on potential loan modifications. See “Notes to Consolidated Financial Statements, Note 6 - Investment in Unconsolidated Joint Venture” and “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources,” and “ - Principal Use of Funds.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

NEW YORK REIT LIQUIDATING LLC

September 30, 2024

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits listed on the Exhibit Index are included, or incorporated by reference, in this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 (and are numbered in accordance with Item 601 of Regulation S-K).

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

Date: November 12, 2024