Form 10-K
period 2024-12-31
New York REIT Liquidating LLC
filed 2025-03-31
CIK 1474464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2024

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

As of March 28, 2025, there were 16,791,769 Units outstanding.

Documents incorporated by reference: None

* New York REIT Liquidating LLC is the successor in interest to New York REIT, Inc. and files reports under the Commission file number for New York REIT, Inc.

NEW YORK REIT LIQUIDATING LLC

FORM 10-K

NEW YORK REIT LIQUIDATING LLC

FORM 10-K

DECEMBER 31, 2024

Notes Regarding Forward-Looking Statements

Certain statements included in this Annual Report on Form 10-K are forward-looking statements. Forward-looking statements are not guarantees of performance. Those statements include statements regarding the intent, belief or current expectations of New York REIT Liquidating LLC (the “Company,” “we,” “our,” or “us”) and members of our management team, as well as the assumptions on which such statements are based, and generally are identified by the use of words such as “may,” “will,” “seeks,” “anticipates,” “believes,” “approximates,” “estimates,” “expects,” “plans,” “intends,” “should,” “would” or similar expressions. Actual results may differ materially from those contemplated by such forward-looking statements. These forward-looking statements are subject to numerous assumptions, risks and uncertainties. Many of the factors that will determine these items are beyond our ability to control or predict. Factors that may cause actual results to differ materially from those contemplated by the forward-looking statements include, but are not limited to, public health crises, as well as those items set forth in this Annual Report on Form 10-K for the year ended December 31, 2024 under “Risk Factors” in Part 1, Item 1A.

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
•
Our investment property has been unable to lease currently available space and cash flow at the property has been significantly reduced resulting in a cash sweep by the lender. If we are unable to lease existing available space, maintain our existing tenants, or if our existing tenants default under their leases or other obligations to us during the liquidation process, our cash flow will be further reduced and our property could be lost in foreclosure;
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

NEW YORK REIT LIQUIDATING LLC

FORM 10-K

DECEMBER 31, 2024

PART I

Item 1. Business.

Organization

All references to the “Company” refer to New York REIT Liquidating LLC. All references to “we,” “us,” or “our” refer to New York REIT Liquidating LLC and its consolidated subsidiaries, provided that, notwithstanding such references, the consolidated subsidiaries of the Company are distinct legal entities that are separate from the Company. References to the Company’s ownership, investment in, and rights and obligations and actions concerning WWP Holdings LLC ("WWP") or Worldwide Plaza refer to the interests, rights and obligations, and actions of the Company’s subsidiary ARC NYWWPJV001, LLC, except that references relating to the $90.7 million cash reserve established in 2017 from the proceeds of our sale of a 48.7% interest in Worldwide Plaza refer to amounts held by the Company and not by ARC NYWWPJV001, LLC. For example, statements such as “our sole remaining property-related asset is a 50.1% ownership interest in Worldwide Plaza,” “our interest in Worldwide Plaza,” “our joint venture partner in Worldwide Plaza,” and similar statements refer to ARC NYWWPJV001, LLC’s interests, activities, rights and obligations, and partner with respect to Worldwide Plaza.

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

At December 31, 2024, the Company’s only significant assets are a 50.1% equity interest in WWP which owns one property, known as Worldwide Plaza, aggregating 2.0 million rentable square feet, with occupancy of 62.8% as of December 31, 2024, and cash and cash equivalents and restricted cash totaling $91.7 million. The property consists of office space, retail space and a garage, representing 88%, 5% and 7%, respectively, of rentable square feet at December 31, 2024.

Prior to 2019, the Company sold all of its properties except for the remaining 50.1% interest in Worldwide Plaza.

On February 10, 2025, the Company paid a cash liquidating distribution of $69.7 million, or $4.15 per unit. As of March 28, 2025, the Company has cash and cash equivalents totaling $19.3 million. As of March 28, 2025, the Company, together with the Predecessor, has paid aggregate cash liquidating distributions of $1.1 billion, or $65.98 per common share/unit of common membership.

The Company has no employees. Since March 8, 2017, all advisory duties are administered by Winthrop REIT Advisors, LLC (the “Winthrop Advisor”).

Under the Liquidation Plan, the Predecessor was not, and under our limited liability company agreement we are not, permitted to make any new investments except to make protective investments or advances with respect to our existing assets. We are permitted to satisfy any existing contractual obligations and fund required tenant improvements and capital expenditures at our real estate property owned by the joint venture in which we own an interest.

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

NEW YORK REIT LIQUIDATING LLC

FORM 10-K

DECEMBER 31, 2024

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

The business of the Company is the same as the business of the Predecessor immediately preceding the conversion, which, consistent with the Liquidation Plan, consists of the continued ownership of the Predecessor’s interest in Worldwide Plaza, the only remaining property-related asset. Under its operating agreement, the business and affairs of the Company will be managed by or under the direction of its Board of Managers. The sole purpose is winding up the affairs of the Company and the liquidation of its remaining asset. On December 26, 2024, pursuant to the terms of the operating agreement of the Company, the Board of Managers extended the term of the Company such that the Company will remain in existence until the earlier of (i) the distribution of all Company assets pursuant to liquidation, or (ii) December 31, 2025. The term may be extended to such later date as the Board of Managers determines is reasonably necessary to fulfill the purposes of the Company.

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

Sales Pursuant to the Plan of Liquidation

Pursuant to the Liquidation Plan, excluding the partial sale of Worldwide Plaza, we sold six properties for an aggregate purchase price of $1.325 billion during 2017 and ten properties for an aggregate purchase price of $479.6 million in 2018. There were no property sales during the years 2019 to 2024.

Assets

Our one remaining property asset is located in New York, New York. See “Properties” in Part I, Item 2 for a description of our remaining asset. Exclusive of the cash held by our joint venture subsidiary, the Company had cash and cash equivalents and restricted cash totaling $91.7 million at December 31, 2024. As of March 28, 2025, the Company has cash and cash equivalents totaling $19.3 million.

Indebtedness

At December 31, 2024, we indirectly had debt of $601.2 million of unconsolidated mortgage debt reflecting our pro rata share of Worldwide Plaza’s total mortgage debt of $1.2 billion, which is non-recourse to us, with a weighted average interest rate equal to 3.98% per annum and a weighted average term to maturity of three years. This debt consists of fixed-rate secured mortgage notes payable. Changes in market interest rates have no impact on interest due on the notes. The Worldwide Plaza mortgage debt matures in November 2027 and requires monthly interest-only payments. Operating cash flow at the property was sufficient to cover the monthly debt service payments through August 2024. Interest on the Worldwide Plaza mezzanine debt has not been paid since August 6, 2024. On September 13, 2024, ARC NYWWPJV001, LLC received a copy of a default notice to WWP Mezz, LLC, a subsidiary of WWP, as borrower under a $190.0 million mezzanine first loan, as a result of failure by the borrower to make a required interest payment of $0.8 million under the loan agreement. The lease with Cravath, Swaine & Moore LLP ("Cravath") expired on August 31, 2024 and operating cash flow at the property is no longer sufficient to cover property operations and debt service payments.

NEW YORK REIT LIQUIDATING LLC

FORM 10-K

DECEMBER 31, 2024

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

Available Information and Company’s Website

Our website is located at www.nyrt.com. We post filings on our website as soon as practicable after they are electronically filed with, or furnished to the Securities and Exchange Commission ("SEC"), including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and any amendments to such reports or statements. All such postings and filings are available on the “Investor” portion of our website free of charge. The SEC maintains a website at www.sec.gov that

NEW YORK REIT LIQUIDATING LLC

FORM 10-K

DECEMBER 31, 2024

contains reports, proxy statements and information statements, and other information regarding issuers that file electronically with the SEC, which is available free of charge.

We are not incorporating by reference our website or any information contained on or connected to our website into this Annual Report on Form 10-K.

NEW YORK REIT LIQUIDATING LLC

FORM 10-K

DECEMBER 31, 2024

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

The net proceeds of the Liquidation Plan have been and will be distributed to unitholders over time in one or more liquidating distributions. The actual amount that we will distribute to you in the liquidation will depend upon the actual amount of our liabilities, the actual proceeds from the sale of our remaining property, the actual fees and expenses incurred in connection with the sale of our property, the actual expenses incurred in the administration of our property prior to disposition, our actual general and administrative expenses, including fees paid to the Winthrop Advisor and its affiliates and other liabilities that may be incurred by us, our ability to avoid U.S. federal income and excise taxes throughout the period of the liquidation process and other factors. If our liabilities (including, without limitation, tax liabilities and compliance costs) are greater than we currently expect or if the sales price of our remaining property-related asset is less than we expect, you will receive less in total liquidating distributions.

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

We have filed an action for declaratory judgment in Delaware Chancery Court seeking a declaration regarding the Company’s right to distribute the $90.7 million cash reserve and our subsidiary has filed an action for declaratory judgment in the New York Supreme Court seeking declaratory relief that it need not fund certain disputed capital contributions which our joint venture partner contends exceed $82.0 million. Our joint venture partner has opposed our right to do so.

We initially set aside approximately $90.7 million from the 2017 refinancing proceeds to cover our share of potential future leasing and capital costs at the property; as discussed in “Note 8 – Commitments and Contingencies”, we believe that any obligation to reserve this amount has lapsed and we are seeking a declaratory judgment in the Delaware Court of Chancery that we are not bound by the LLC Agreement (as defined below) and that we are under no obligation to maintain the reserved funds.

Our subsidiary, ARC NYWWPJV001, LLC, has sought declaratory relief that it need not fund certain disputed capital contributions which our joint venture partner contends exceed $82 million under the Third Amended and Restated Limited Liability Company Agreement of WWP Holdings, LLC (“LLC Agreement”) related to proposed capital improvements at Worldwide Plaza. WWP JV LLC’s counterclaim against the Company seeks declaratory relief that the Company must continue to maintain the $90.7 million cash reserve (the "Reserve") until such time as a member of WWP issues a call notice for such reserved funds under the LLC Agreement.

On February 4, 2025, the Supreme Court, New York County ("Supreme Court") granted summary judgment declaring the Company does not have the obligation to fund capital expenditures pursuant to the initial budget as defined in the Membership Interest Purchase Agreement (the "Initial Budget"), the Company has no obligation to maintain the Reserve and the LLC Agreement does not preclude the Company from distributing the Reserve to unitholders. On February 10, 2025, the Company paid a cash liquidating distribution of $69.7 million, or $4.15 per unit.

WWP JV LLC has appealed the Supreme Court's ruling. The Supreme Court and the Appellate Division, First Department have each entered temporary restraining orders freezing the Reserve pending determination of WWP JV LLC's motions requesting that such freeze be extended for the duration of the appeal. The Company cannot predict and expresses no prediction as to the outcome of the appeal.

NEW YORK REIT LIQUIDATING LLC

FORM 10-K

DECEMBER 31, 2024

If we are unsuccessful in lifting the temporary restraining orders that have frozen our cash reserves, we could be rendered insolvent.

As described in more detail in "Legal Proceedings" in Part 1, Item 3 and "Note 8 – Commitments and Contingencies", we are party to a litigation that has resulted in temporary restraining orders that have frozen our cash reserves and which may impact the Liquidation Plan. If we are unsuccessful in lifting such temporary restraining orders, we may be unable to fund our operating expenses and be rendered insolvent. We have opposed a motion to extend the freeze, contending there are not grounds to extend the freeze at all and, even if there were such grounds, the freeze should be partially lifted in order to permit us to fund our operating expenses. We cannot predict and express no prediction as to the outcome of these matters.

If we are unable to find buyers for our asset on a timely basis or at our expected sales prices, our liquidating distributions may be delayed or reduced.

As of the date of this Annual Report on Form 10-K, our remaining interest in Worldwide Plaza is our only remaining property-related asset. The sales price that we will ultimately be able to obtain for our asset is subject to many variables. As of December 31, 2024, our estimated value of Worldwide Plaza is less than the outstanding debt balance on the property and therefore the carrying value of our investment in the joint venture represents our share of the undistributed cash held at the joint venture. If the asset is worth less than the debt, we may not receive any proceeds from the sale of the asset. Furthermore, real estate sales prices are constantly changing and fluctuate with changes in interest rates, supply and demand dynamics, occupancy percentages, lease rates, the availability of suitable buyers, the perceived quality and dependability of income flows from tenants and a number of other factors, both local and national. In addition, the amount of transactional fees and expenses or unknown liabilities, if any, may adversely impact the net liquidation proceeds from our assets.

We may require additional capital to implement the Liquidation Plan.

It is possible we may require additional funds for other capital needs including capital expenditures, working capital, legal and other expenses related to our remaining investment property. There is no assurance that we will have sufficient capital to complete the Liquidation Plan effectively. If we need additional capital, we are prohibited from accessing the capital markets and any failure to obtain financing to meet our capital needs, on favorable terms or at all, could reduce and delay the liquidating distributions we make to our unitholders from the property.

While we have consent rights over all major decisions, we are dependent on our joint venture partner, which is the administrative member and has day-to-day control over the activities of Worldwide Plaza, and there can be no assurance as to the timing of a sale of Worldwide Plaza or that we will realize our estimated value.

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

We have a right to transfer our membership interests in Worldwide Plaza to purchasers meeting certain qualifications, subject to a right of first offer to our joint venture partner. Commencing January 18, 2022, we and our joint venture partner also have the right to require the joint venture to market the property owned by it for sale, subject to a right of first offer to our joint venture partner. We could be subject to transfer taxes on a transfer of our interest or a sale of the property.

NEW YORK REIT LIQUIDATING LLC

FORM 10-K

DECEMBER 31, 2024

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

The lease with Nomura Holdings America Inc. "(Nomura") at the Worldwide Plaza property contains a right of first offer in the event that WWP is selling 100% of the property. The right requires that WWP offer the tenant the option to purchase 100% of the Worldwide Plaza property, at a price (and on other material terms) proposed by WWP prior to selling the Worldwide Plaza property to a third party. If, after a 45-day period, that tenant does not accept the offer, WWP may then sell the Worldwide Plaza property to a third party, provided that WWP will be required to re-offer the property to that tenant if we desire to sell the Worldwide Plaza property for a purchase price (and other economic consideration) less than 92.5% of the initial purchase price contained in the offer to that tenant. The existence of this right of first offer may delay WWP’s ability to sell the Worldwide Plaza property on terms and in the timeframe of our choosing and may diminish the price other potential purchasers may be willing to pay for the Worldwide Plaza property, which may reduce or delay the liquidating distributions that will be paid to our unitholders.

Liquidating distributions could be delayed or substantially diminished if contingent reserves are insufficient to satisfy our liabilities.

If a court holds at any time that we have failed to make adequate provisions for our expenses and liabilities or if the amount ultimately required to be paid in respect of such liabilities exceeds the amount available from the contingency reserve and the assets of the limited liability company, our creditors could seek an injunction to present us from making distributions under the Liquidation Plan. Any such action could delay or substantially diminish the cash distributions to be paid to holders of beneficial interests of the limited liability company under the Liquidation Plan.

If we make distributions to our members without making adequate provisions for payment of creditors’ claims or expenses, the amount of liquidation proceeds will be reduced, and our members may be liable to the creditors to the extent of any payments due to creditors.

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

DECEMBER 31, 2024

•
the financial performance of our tenants, and the ability of our tenants to satisfy their obligations under their leases;
•
vacancies and inability to lease or sublease space;
•
potential major repairs which are not presently contemplated or other contingent liabilities associated with the asset;
•
competition; and
•
changes in tax, real estate, environmental and zoning laws.

In addition, because we only own one property-related asset following the sales completed to date, any item which adversely affects this property will have a greater effect on the Company than it would if we owned more properties and were more diversified. As of December 31, 2024, our estimated value of Worldwide Plaza is less than the outstanding debt balance on the property and therefore the carrying value of our investment in the joint venture represents our share of the undistributed cash held at the joint venture.

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

NEW YORK REIT LIQUIDATING LLC

FORM 10-K

DECEMBER 31, 2024

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

We may be unable to re-lease the space vacated by Cravath.

The lease for approximately 618,000 square feet of office space with Cravath expired in August 2024 and the space has not been re-leased. The inability to lease this space has significantly negatively impacted cash flow at the property. Additionally, due to the vacancy, the lender initiated a cash sweep at the property in September 2023. Aside from the approximately $56 million held at WWP prior to the initiation of the cash sweep, the joint venture that owns the property is prohibited from making distributions of cash flow generated since the inception of the cash sweep.

We may be unable to keep Nomura as a tenant or re-lease the space if the lease is terminated.

The lease with Nomura expires in 2033. Nomura has one termination option remaining and may exercise it for all or a portion of the tenant's premises. The cancellation date is as of December 31, 2026, with a notice date of June 30, 2025.

If Nomura elects to terminate all or a portion of its premises, we may be unable to re-lease the space on terms and conditions that are as, or more, favorable as the terms and conditions of the terminated lease. If we are unable to promptly renew expiring leases or re-lease the space at similar rates or if we incur substantial costs in renewing or re-leasing the space, our cash flow will be adversely affected.

NEW YORK REIT LIQUIDATING LLC

FORM 10-K

DECEMBER 31, 2024

While lease termination fees increase current period income, future rental income may be diminished, and termination fee payments would go into the lender's cash sweep account. During periods in which market rents decline, it is unlikely that we will collect from replacement tenants the full contracted amount which had been payable under the terminated leases.

We may be unable to renew leases or re-lease space as leases expire.

We may be unable to renew other expiring leases on terms and conditions that are as, or more, favorable as the terms and conditions of the expiring leases. Vacancies may occur at our property due to a default by a tenant on its lease or expiration of a lease. Vacancies may reduce the value of a property as a result of reduced cash flow generated by the property. In addition, changes in space utilization by our tenants may impact our ability to renew or relet space without the need to incur substantial costs in renovating or redesigning the internal configuration of the relevant property. If we are unable to promptly renew expiring leases or re-lease the space at similar rates or if we incur substantial costs in renewing or re-leasing the space, our cash flow and the amount of liquidating distributions we pay could be adversely affected.

We also may experience a decrease in occupancy and rental rates accompanied by increases in the cost of re-leasing space (including for tenant improvements) and in uncollectible receivables. Early lease terminations may significantly contribute to a decline in occupancy of our office property and may adversely affect the value of the impacted property. While lease termination fees increase current period income, future rental income may be diminished, and termination fee payments would go into the lender's cash sweep account. During periods in which market rents decline, it is unlikely that we will collect from replacement tenants the full contracted amount which had been payable under the terminated leases.

Tenant credit concentrations make us more susceptible to adverse events with respect to those tenants.

As of December 31, 2024, Nomura represented 57% of our total annualized cash base rents, excluding any rent from Cravath, whose lease terminated on August 31, 2024. Nomura has one termination option remaining and may exercise it for all or a portion of the tenant's premises. The cancellation date is as of December 31, 2026, with a notice date of June 30, 2025.

The full termination, delinquency or non-renewal of Nomura's tenancy will have a material adverse effect on our financial condition, the value of the applicable property or the amount or timing of liquidating distributions. In addition, the value of our property is driven in part by the credit quality of the underlying tenants, and an adverse change in the tenants’ financial conditions or a decline in the credit rating of such tenants may result in a decline in the value of our property. A partial termination of the Nomura lease may have similar adverse effects.

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

We are an externally managed company and have no employees of our own, and our ability to operate our business, including completing the Liquidation Plan and otherwise operating on a day-to-day basis, will depend to a significant degree upon the contributions of our executive officers, and other key personnel of the Winthrop Advisor. Personnel and services that we require are provided to us under contracts with an external advisor, and we are dependent on an external advisor to manage our operations and manage our real estate assets, including the sale of our real estate asset. These responsibilities also include providing accounting services, providing

NEW YORK REIT LIQUIDATING LLC

FORM 10-K

DECEMBER 31, 2024

information technology services, preparing and filing all reports required to be filed by it with the SEC, the Internal Revenue Service and other regulatory agencies.

The Advisory Agreement, as amended, provided for a term ending on November 7, 2018, the conversion date, and provides for the Advisory Agreement to automatically renew for one-month periods on the expiration of any renewal term, unless terminated by either the Company or the Winthrop Advisor on 45 days’ notice before the expiration of any renewal term.

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

Changes in the cost or availability of insurance could expose us to uninsured casualty losses. If our property incurs a casualty loss that is not fully insured, the value of our asset will be reduced by any such uninsured loss, which would reduce our liquidating distributions. In addition, other than our cash and cash equivalents which are currently subject to the injunctions, and cash at our joint venture which has not been distributed by WWP JV LLC, we have no source of funding to repair or reconstruct any uninsured property. Also, to the extent we must pay unexpectedly large amounts for insurance, the amount of liquidating distributions we make to our unitholders would be negatively impacted.

Additionally, mortgage lenders insist in some cases that commercial property owners purchase coverage against terrorism as a condition for providing mortgage loans. Accordingly, to the extent terrorism risk insurance policies are not available at reasonable costs, if at all, our ability to finance or refinance our properties could be impaired. In such instances, we may be required to provide other financial support, either through financial assurances or other guarantees, to cover potential losses. We may not have adequate, or any, coverage for such losses.

NEW YORK REIT LIQUIDATING LLC

FORM 10-K

DECEMBER 31, 2024

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

NEW YORK REIT LIQUIDATING LLC

FORM 10-K

DECEMBER 31, 2024

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

The Winthrop Advisor and its affiliates, or entities that they advise own properties, and may seek to acquire additional properties, in the New York metropolitan area. Conflicts could result in actions or inactions by the Winthrop Advisor or employees or consultants of the Winthrop Advisor, including employees or consultants who are our executive officers and a member of our Board of Managers, that are detrimental to our business. Conflicts with our business and interests are most likely to arise from involvement in activities

NEW YORK REIT LIQUIDATING LLC

FORM 10-K

DECEMBER 31, 2024

related to (a) allocation of management time and services between us and the other entities, (b) terms and timing of sales of properties, and (c) the lease of vacant space or renewal of existing leases at our properties as compared to properties owned or managed by affiliates of the Winthrop Advisor.

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

At December 31, 2024, our only significant assets are our interest in the joint venture that owns Worldwide Plaza and our $90.7 million cash reserve. On February 10, 2025, the Company paid a cash liquidating distribution of $69.7 million, or $4.15 per unit. As described in more detail in "Legal Proceedings" in Part 1, Item 3 and "Note 8 – Commitments and Contingencies", we are party to a litigation that has resulted in temporary restraining orders that have frozen our cash reserves and which may impact the Liquidation Plan. Historically we have relied on distributions from our joint venture of their net earnings and cash flows.

There is no assurance that our joint venture will be able to be permitted to, or decide to, pay distributions to us that will enable us to pay our obligations. While we maintain veto rights over all major decisions of the joint venture, our joint venture is a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from this entity.

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

Our business is subject to risks normally associated with debt financing. The total principal amount of our combined outstanding indebtedness, which represents our pro rata share of Worldwide Plaza’s indebtedness, was $601.2 million as of December 31, 2024.

We may be unable to obtain debt financing or refinance existing indebtedness upon maturity. Our substantial indebtedness and the cash flow associated with serving our indebtedness could have important consequences, including the risks that:

•
Starting in September 2024, our cash flow is insufficient to pay principal and interest since space previously leased by Cravath has not been re-leased;
•
our debt financing contains prepayment penalties, assumption fees or other provisions that restrict our ability to transfer assets;

NEW YORK REIT LIQUIDATING LLC

FORM 10-K

DECEMBER 31, 2024

•
we might be required to use a substantial portion of our cash flow from operations to pay our indebtedness, thereby reducing the amount of liquidating distributions we make;
•
our ability to obtain additional financing for working capital, capital expenditures, satisfaction of debt service requirements and general corporate or other purposes could be limited;
•
we may not be able to refinance existing indebtedness (which requires the full principal balance to be paid at maturity) and, if we can, the terms of such refinancing might not be as favorable as the terms of existing indebtedness;
•
as the space previously leased by Cravath has not been re-leased, the property does not generate sufficient cash flow to satisfy debt service requirements at the joint venture that owns Worldwide Plaza, it is currently restricted from making distributions. The lender initiated a cash sweep in September 2023 and under the terms of the indebtedness all rent payments are being directed to the sweep account. The cash sweep will continue until such time as specific leasing conditions have been met or an amount equal to approximately $42.3 million has been deposited into an account to fund lease commissions and tenant improvements for that space;
•
if principal payments due at maturity cannot be refinanced or extended, our cash flow may not be sufficient in all years to repay all maturing debt; and
•
prevailing interest rates may continue to remain higher than rates in place at the time of our financing or other factors at the time of refinancing (such as the possible reluctance of lenders to make commercial real estate loans) may result in higher interest rates, which could adversely affect cash flow and our ability to service debt and pay liquidating distributions.

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

Investment in the units by tax-exempt entities, including employee benefit plans and individual retirement accounts (“IRAs”), and non-U.S. persons raises issues unique to them. For example, virtually all income of the Company that would be allocated to organizations exempt from U.S. federal income tax, including IRAs and other retirement plans, would be unrelated business taxable income and may be taxable to such holders. Distributions to non-U.S. persons will generally be reduced by withholding taxes imposed at the highest effective applicable tax rate, and non-U.S. persons will be required to file U.S. federal income tax returns and pay tax on their respective shares of the Company's taxable income.

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

NEW YORK REIT LIQUIDATING LLC

FORM 10-K

DECEMBER 31, 2024

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

We are subject to risks from cybersecurity threats and incidents. As of December 31, 2024, we do not believe such risks have materially affected or are reasonably likely to materially affect the Company, including the Company’s business strategy, results of operations or financial condition. However, there can be no assurance that the Company will not be materially affected in the future. For additional information regarding risks from cybersecurity threats, refer to Item 1A, “Risk Factors”, in this Annual Report on Form 10-K.

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

NEW YORK REIT LIQUIDATING LLC

FORM 10-K

DECEMBER 31, 2024

Item 2. Properties.

General

At December 31, 2024, our sole remaining property-related asset is a 50.1% interest in Worldwide Plaza located in New York, New York. The following table presents certain additional information about the property, including the rentable square footage and annualized cash base rent of Worldwide Plaza multiplied by our pro rata share of our investment in WWP:

Property	Ownership	Pro-Rata Rentable Sq. Ft.	Percent Occupied	Annualized Cash Base Rent (in thousands)	Annualized Cash Base Rent Per Sq. Ft. (in thousands)	Number of Leases
Worldwide Plaza - Office	50.1%	910,621	58.0%	$28,696	$54.36	15
Worldwide Plaza - Retail	50.1%	122,646	98.5%	4,101	33.96	9
Total/Weighted Average		1,033,267	62.8%	$32,797	$50.57	24

Future Lease Expirations Table

The following is a summary of our pro rata share of Worldwide Plaza lease expirations for the next ten years as of December 31, 2024 (dollar value in thousands):

Year of Expiration	Number of Leases Expiring	Expiring Annualized Cash Rent (1)	Expiring Annualized Cash Rent as a Percentage of the Total (1)	Leased Rentable Square Ft.	Percentage of Total Rentable Sq. Ft. Expiring
2025	3	$2,352	7.2%	36,253	3.5%
2026	3	2,851	8.7%	52,694	5.1%
2027	3	1,523	4.6%	67,371	6.5%
2028	1	97	<1.0%	911	<1.0%
2029	2	69	<1.0%	1,218	<1.0%
2030	1	—	—	15,409	1.5%
2031	4	3,893	11.9%	56,846	5.5%
2032	2	1,593	4.9%	30,487	3.0%
2033	2	18,768	57.2%	355,254	34.4%
2034	1	1,392	4.2%	28,524	2.8%
Total	22	$32,538	99.2%	644,967	62.8%

(1)
Expiring annualized cash rent represents contractual cash base rents at the time of lease expiration added to current reimbursements from tenants, excluding electric reimbursements and free rent.

Tenant Concentration

As of December 31, 2024, Nomura's tenancy represented 57% of our total annualized cash base rents, excluding any rent from Cravath, whose lease terminated on August 31, 2024. Nomura has one termination option remaining and may exercise it for all or a portion of the tenant's premises. The cancellation date is as of December 31, 2026, with a notice date of June 30, 2025. The termination, delinquency or non-renewal of Nomura would have a material effect on the Company's operations. With the termination of the Cravath lease, Nomura is the only tenant at Worldwide Plaza whose annualized cash rent represents greater than 10% of the total annualized cash rent at the property.

Property Financing

As of December 31, 2024, the Worldwide Plaza debt, which is non-recourse to us, has an outstanding balance of $1.2 billion, bears interest at a blended rate of 3.98% per annum, requires monthly payments of interest only and matures in November 2027. We have no mortgage debt other than our 50.1% share of the Worldwide Plaza debt. Operating cash flow at the property was sufficient to cover the monthly debt service payments through August 2024. Interest on the Worldwide Plaza mezzanine debt has not been paid since August 6, 2024. On September 13, 2024, ARC NYWWPJV001, LLC received a copy of a default notice to WWP Mezz, LLC, a subsidiary of WWP, as borrower under a $190.0 million mezzanine first loan, as a result of failure by the borrower to make a required

NEW YORK REIT LIQUIDATING LLC

FORM 10-K

DECEMBER 31, 2024

interest payment of $0.8 million under the loan agreement. Cravath's lease at Worldwide Plaza expired on August 31, 2024 and operating cash flow at the property is no longer sufficient to cover property operations and debt service payments.

Item 3. Legal Proceedings.

On December 28, 2022, the Company filed suit against WWP JV LLC captioned New York REIT Liquidating LLC v. WWP JV LLC, (Del. Ch.). The Company is seeking declaratory relief that it is not bound by the LLC Agreement and that it is under no obligation to maintain the reserve of more than $90 million (the “Reserve”) which was established in 2017 in connection with a transaction between the Company’s subsidiary, ARC NYWWPJV 001, LLC, and WWP JV LLC relating to WWP JV LLC's proposed investment in Worldwide Plaza, an office and retail mixed-use project located in midtown Manhattan. On May 11, 2023, the Delaware Court of Chancery stayed the case pending resolution of the New York litigation initiated by the Company's subsidiary, ARC NYWWPJV001, LLC, as described below.

The Company’s subsidiary, ARC NYWWPJV001, LLC filed suit against WWP JV LLC on December 22, 2022. The suit is captioned ARC NYWWPJV001, LLC v. WWP JV LLC, (Sup. Ct. N.Y. County), and, on February 10, 2023, the Company was named as Counterclaim Defendant and Third-Party Defendant in such action. ARC NYWWPJV001, LLC sought declaratory relief that the LLC Agreement does not require it to fund certain disputed capital contributions that our joint venture partner contends exceed $82 million under the Third Amended and Restated Limited Liability Company Agreement of WWP Holdings, LLC (“LLC Agreement”) related to proposed capital improvements at Worldwide Plaza, because it is ARC NYWWPJV001, LLC's position that the Initial Budget expired at year end 2018 and the subject capital improvements would require a new Annual Budget (as defined in the LLC Agreement) that has received Board Approval (as defined in the LLC Agreement), which has not occurred. WWP JV LLC’s counterclaim against the Company sought declaratory relief that the Company must continue to maintain the Reserve until such time as a member of WWP Holdings, LLC issues a call notice for the Reserve under the LLC Agreement (the “Counterclaim”). WWP JV LLC’s third party claims against the Company asserted claims under various theories of tort, and unjust enrichment and sought damages in excess of $90 million (the “Third Party Claims”). The Supreme Court, New York County ("Supreme Court") dismissed the Third Party Claims against the Company on November 14, 2023. On February 4, 2025, the Supreme Court granted summary judgment in favor of ARC NYWWPJV001, LLC and the Company ("NY Summary Judgment Order"), declaring that the Initial Budget expired on December 31, 2018 and ARC NYWWPJV001, LLC does not have an obligation to fund capital expenditures pursuant to the Initial Budget, and that ARC NYWWPJV001, LLC and the Company have no obligation to maintain the Reserve and the LLC Agreement does not preclude them from distributing the Reserve to unitholders.

WWP JV LLC has appealed the NY Summary Judgment Order ("Appeal") to the Appellate Division, First Department ("Appellate Division") and has filed motions for an interim stay of such order and a preliminary injunction seeking, among other relief, an order freezing the Reserve. The Supreme Court and the Appellate Division each have entered temporary restraining orders freezing the Reserve pending determination of WWP JV LLC's motions requesting that such freeze be extended for the duration of the Appeal. The Company and ARC NYWWPJV001, LLC have opposed WWP JV LLC's motions to extend the freeze, contending there are no grounds to extend the freeze at all and, even if there were such grounds, the freeze should be partially lifted in order to permit the Company and ARC NYWWPJV001, LLC to access what remains of the Reserve in order to fund their operating expenses. It is the Company’s and ARC NYWWPJV001, LLC’s position that WWP JV LLC's pending motions, as well as the Appeal, the Counterclaim and Third Party Claims, are without merit. On March 18, 2025, WWP JV LLC filed a motion seeking sanctions against the Company and ARC NYWWPJV001, LLC arising from the Company's decision to distribute $69.7 million to unitholders on February 10, 2025.

If the Company is unsuccessful in lifting the temporary freeze of the Reserve, it could be rendered insolvent. In addition, if the Company is unsuccessful in receiving favorable declaratory judgments in the above-referenced actions or is unsuccessful in defending the claims therein, the Company may be required to contribute additional capital to the joint venture or face potential consequences under the LLC Agreement, such as dilution or loss of major decision rights. Additionally, if the temporary restraining orders are not lifted, the Company will not be able to pay its ordinary course expenses for services such as required SEC filings and preparation and filing of required tax returns. As stated above, it is the Company's and ARC NYWWPJV001, LLC's position that the Counterclaim and the Third Party Claims are without merit and the Company and ARC NYWWPJV001, LLC vigorously dispute the Counterclaim and the Third Party Claims. The Company cannot predict and expresses no prediction as to the outcome of these matters. Therefore, the Company cannot estimate the range of any reasonably possible loss.

Except as set forth above and described in "Note 8 – Commitments and Contingencies" of our notes to the consolidated financial statements included in this Annual Report on Form 10-K, as of the end of the period covered by this Annual Report on Form 10-K, we are not a party to, and none of our properties are subject to, any material pending legal proceedings.

NEW YORK REIT LIQUIDATING LLC

FORM 10-K

DECEMBER 31, 2024

Item 4. Mine Safety Disclosures.

Not applicable.

NEW YORK REIT LIQUIDATING LLC

FORM 10-K

DECEMBER 31, 2024

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

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2024
Cash dividends paid per unit (1)	$—	$—	$—	$—
2023
Cash dividends paid per unit (1)	$—	$—	$—	$0.25

(1)
Represents distributions of liquidation proceeds. Since the adoption of the Liquidation Plan through December 31, 2024, we have made cash liquidating distributions totaling $61.83 per unit/share.

On February 10, 2025, the Company paid a cash liquidating distribution to unitholders of $69.7 million, or $4.15 per unit.

Holders

At March 28, 2025, we had 16,791,769 Units outstanding held by a total of 8,327 unitholders of record.

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

We did not repurchase any of our Units during the years ended December 31, 2024 and 2023.

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

DECEMBER 31, 2024

Item 6. [Reserved.]

Not applicable.

NEW YORK REIT LIQUIDATING LLC

FORM 10-K

DECEMBER 31, 2024

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements of New York REIT Liquidating LLC and the notes thereto. As used herein, the terms “Company,” “we,” “our” and “us” refer to New York REIT Liquidating LLC, and its consolidated subsidiaries and, as required by context to New York REIT, Inc., a Maryland corporation (the “Predecessor”), to New York Recovery Operating Partnership, L.P., a Delaware limited partnership (the “OP”), and to their subsidiaries. References to the Company’s ownership, investment in, and rights and obligations and actions with respect to WWP or Worldwide Plaza refer to the interests, rights and obligations, and actions of the Company’s subsidiary ARC NYWWPJV001, LLC, except that references relating to the $90.7 million cash reserve established in 2017 from the proceeds of our sale of a 48.7% interest in Worldwide Plaza refer to amounts held by the Company and not by ARC NYWWPJV001, LLC. For example, statements such as “our sole remaining property-related asset is a 50.1% ownership interest in Worldwide Plaza”, “our interest in Worldwide Plaza”, “our joint venture partner in Worldwide Plaza”, and similar statements refer to ARC NYWWPJV001, LLC’s interests, activities, rights and obligations, and partner with respect to Worldwide Plaza.

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

The Liquidation Plan provides for an orderly sale of the Predecessor’s assets, payment of its liabilities and other obligations and the winding down of operations and the dissolution of the Predecessor. Further, the Liquidation Plan provides for the same actions for the Company. We are no longer permitted to make any new investments except to make protective investments or advances with respect to our existing assets. We are permitted to satisfy any existing contractual obligations and pay for required tenant improvements and capital expenditures at our real estate property owned by the joint venture in which we own an interest.

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

DECEMBER 31, 2024

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

The business of the Company is the same as the business of the Predecessor immediately preceding the conversion, which, consistent with the Liquidation Plan, consists of the continued ownership of the Predecessor’s interest in Worldwide Plaza, the only remaining property-related asset. Under its operating agreement, the business and affairs of the Company will be managed by or under the direction of its Board of Managers, and the sole purpose is winding up the affairs of the Company and the liquidation of its remaining property-related asset. On December 26, 2024, pursuant to the terms of the operating agreement of the Company, the Board of Managers extended the term of the Company such that the Company will remain in existence until the earlier of (i) the distribution of all company assets pursuant to liquidation or (ii) December 31, 2025.

The dissolution process and the amount and timing of distributions to unitholders involves risks and uncertainties. Accordingly, it is impossible to predict the timing or aggregate amount which will be ultimately distributed to unitholders, and no assurance can be given that the distributions will equal or exceed the estimate of net assets presented in the Consolidated Statements of Net Assets. To date, liquidating distributions totaling $65.98 per common share/Unit have been paid.

Liquidation Plan

As of the date of this Annual Report on Form 10-K, all of our property-related assets have been sold except our remaining interest in Worldwide Plaza. For purposes of liquidation accounting, our estimate of net assets in liquidation value assumes a sale of Worldwide Plaza at December 31, 2025, and is based on estimated cash flow projections utilizing appropriate discount and capitalization rates as well as available market information and assumptions regarding capital expenditures. As of December 31, 2024, our estimated value of Worldwide Plaza is less than the outstanding debt balance on the property and therefore the carrying value of our investment in the joint venture represents our share of the undistributed cash held at the joint venture. While the actual timing of sale has not yet been determined and is subject to future events and uncertainties, we utilize a one-year hold in accordance with liquidation accounting. These estimates are subject to change based on the actual timing of the sale of our remaining interest in Worldwide Plaza and the actual cash distributions received from the property during our holding period. The net assets in liquidation of $114.5 million at December 31, 2024 are presented on an undiscounted basis.

The lease with Cravath expired on August 31, 2024, and net operating income was materially negatively impacted and is expected to continue to be materially negatively impacted until such time as the space can be re-leased. We will continue to monitor the market and adjust the net realizable value of the investment, if necessary, at each reporting period. The timing of the sale of the property, and the ultimate value we receive from the sale, are subject to change. We initially set aside approximately $90.7 million from the 2017 refinancing proceeds to cover our share of potential future leasing and capital costs at the property; as discussed in “Note 8 — Commitments and Contingencies”. On February 4, 2025, the Supreme Court granted summary judgment declaring the Company does not have the obligation to fund capital expenditures pursuant to the Initial Budget. the Company has no obligation to maintain the Reserve and the LLC Agreement does not preclude the Company from distributing the Reserve to unitholders. WWP JV LLC has appealed the Supreme Court's ruling. The Delaware proceedings have been stayed, pending resolution of proceedings in New York initiated by the Company's subsidiary, ARC NYWWPJV001, LLC.

Current Activity

There were no property sales during 2024.

Temporary Restraining Orders

As described in more detail in "Risk Factors" in Part 1, Item 1A, "Legal Proceedings" in Part 1, Item 3 and "Note 8 – Commitments and Contingencies", we are party to a litigation that has resulted in temporary restraining orders that have frozen our cash reserves and which may impact the Liquidation Plan.

NEW YORK REIT LIQUIDATING LLC

FORM 10-K

DECEMBER 31, 2024

Liquidity and Capital Resources

As of December 31, 2024, we had cash and cash equivalents and restricted cash aggregating $91.7 million. Our total assets and undiscounted net assets in liquidation were $120.1 million and $114.5 million, respectively, at December 31, 2024. On February 10, 2025, the Company paid a cash liquidating distribution of $69.7 million to its unitholders.

Our principal demands for funds are to pay or fund operating expenses, capital expenditures and liquidating distributions to our unitholders. As the space previously leased by Cravath has not been re-leased, the property does not generate sufficient cash flow to satisfy debt service requirements, and the joint venture that owns Worldwide Plaza is currently restricted from making distributions of cash flow generated since the inception of the cash sweep under the terms of its indebtedness. The lender initiated a cash sweep in September 2023 and, as a result, all rent payments are being directed to the sweep account and the lender controls disbursements to cover operating expenditures, debt service, and capital improvements at Worldwide Plaza. Any excess funds are retained in a lender-controlled account to be utilized to cover future cash shortfalls at the property. The lease with Cravath expired on August 31, 2024 and interest on the mezzanine debt has not been paid since August 6, 2024. On September 13, 2024, ARC NYWWPJV001, LLC received a copy of a default notice to WWP Mezz, LLC, a subsidiary of WWP, as borrower under a $190.0 million mezzanine first loan, as a result of failure by the borrower to make a required interest payment of $0.8 million under the loan agreement. The borrower has entered into a loan modification agreement with the senior lender through July 1, 2025, clarifying the utilization of the cash sweep reserve and other reserves held by the lender. The cash sweep will continue until such time as specific leasing conditions have been met or an amount equal to approximately $42.3 million has been deposited into an account to fund lease commissions and tenant improvements. We are party to a litigation that has resulted in temporary restraining orders that have frozen our cash reserves and which may impact the Liquidation Plan. If the temporary restraining orders are not lifted, the Company will not be able to pay its ordinary course expenses for services such as required SEC filings and preparation and filing of required tax returns and we will not be able to make liquidating distributions to our unitholders.

Our principal sources and uses of funds are further described below.

Principal Sources of Funds

Cash Flows from Operating Activities

Our cash flows from operating activities are primarily dependent upon the occupancy level at Worldwide Plaza, the net effective rental rates achieved on our leases, the collectability of rent, operating escalations and recoveries from our tenants at Worldwide Plaza and the level of operating and other costs, including general and administrative expenses and other expenses associated with carrying out our Liquidation Plan. As discussed above, the lender initiated a cash sweep in September 2023 which restricts the joint venture that owns Worldwide Plaza from making distributions of cash flow generated following the initiation of the sweep. Prior to initiation of the cash sweep, our joint venture partner in Worldwide Plaza suspended making current distributions to the joint venture partners and reserved all excess cash flow from the property.

Sales Proceeds

In connection with the Liquidation Plan, we will seek to monetize our remaining 50.1% interest in Worldwide Plaza. The amount which we would receive for it is unknown.

Other Sources of Funds

During the year ended December 31, 2024, we received net distributions of $155,000 in respect of our interest in Worldwide Plaza.

Principal Use of Funds

Capital Expenditures

At December 31, 2024, we owned a 50.1% interest in the joint venture that owns Worldwide Plaza. In connection with the leasing of the property, the joint venture entered into agreements with its tenants to provide allowances for tenant improvements. These allowances require the joint venture to fund capital expenditures up to amounts specified in the lease agreements. Our share of capital expenditures during the year ended December 31, 2024 was funded from property cash flow.

NEW YORK REIT LIQUIDATING LLC

FORM 10-K

DECEMBER 31, 2024

We initially set aside approximately $90.7 million from the 2017 refinancing proceeds to cover our share of potential future leasing and capital costs at the property; as discussed in “Note 8 — Commitments and Contingencies”. On February 4, 2025, the Supreme Court granted summary judgment declaring the Company does not have the obligation to fund capital expenditures pursuant to the Initial Budget. the Company has no obligation to maintain the Reserve and the LLC Agreement does not preclude the Company from distributing the Reserve to unitholders. WWP JV LLC has appealed the Supreme Court's ruling. The Delaware proceedings have been stayed, pending resolution of proceedings in New York initiated by the Company's subsidiary, ARC NYWWPJV001, LLC.

Liquidating Distributions

Until such time as we are able to dispose of our remaining asset, the actual amount and timing of, and record dates for, future liquidating distributions will be determined by our Board of Managers and will depend upon the timing and amount of cash flow distributions we receive from our Worldwide Plaza joint venture and the amounts deemed necessary by our Board of Managers to pay or provide for our liabilities and obligations. On February 10, 2025, the Company paid a cash liquidating distribution of $69.7 million, or $4.15 per unit. The timing and amount of our final liquidating distribution will be dependent on the timing and proceeds of the sale of our remaining interest in Worldwide Plaza and the timing of the resolution of the litigations, discussed in “Note 8 - Commitments and Contingencies”. As the Company is treated as a partnership for federal and state income tax purposes, any such liquidating distributions on the Units will be deemed a return of capital.

Loan Obligations

We have no consolidated mortgage notes payable as of December 31, 2024.

As of December 31, 2024, we had $601.2 million of unconsolidated mortgage debt reflecting our pro rata share of Worldwide Plaza’s total mortgage debt of $1.2 billion which is non-recourse to us. The Worldwide Plaza mortgage debt matures in November 2027 and requires monthly interest-only payments. Operating cash flow at the property was sufficient to cover the monthly debt service payments through August 2024. The lease with Cravath expired on August 31, 2024 and operating cash flow at the property is no longer sufficient to cover property operations and debt service payments. Interest on the Worldwide Plaza mezzanine debt has not been paid since August 6, 2024. On September 13, 2024, ARC NYWWPJV001, LLC received a copy of a default notice to WWP Mezz, LLC, a subsidiary of WWP, as borrower under a $190.0 million mezzanine first loan, as a result of failure by the borrower to make a required interest payment of $0.8 million under the loan agreement. The borrower has entered into a loan modification agreement with the senior lender through July 1, 2025, clarifying the utilization of the cash sweep reserve and other reserves held by the lender.

Cash Flows

Our level of liquidity based upon cash and cash equivalents and restricted cash decreased by approximately $3.6 million from $95.3 million at December 31, 2023 to $91.7 million at December 31, 2024.

The holders of shares of common stock of the Predecessor approved the Liquidation Plan on January 3, 2017, and we adopted the liquidation basis of accounting effective January 1, 2017. We did not make any acquisitions in new investments during 2023 or 2024, and, in accordance with the Liquidation Plan, no further acquisitions are expected. We had no uses of non-operating cash flow for the year ended December 31, 2024.

Our primary sources of non-operating cash flow for the year ended December 31, 2024 include:

•
$155,000 net distributions related to our interest in Worldwide Plaza.

Our primary sources of non-operating cash flow for the year ended December 31, 2023 include:

•
$162,000 net distributions related to our interest in Worldwide Plaza.

Our primary uses of non-operating cash flow for the year ended December 31, 2023 include:

•
$4.2 million for liquidating distributions to common unitholders.

Contractual Obligations

We did not have any contractual debt or lease obligations as of December 31, 2024.

NEW YORK REIT LIQUIDATING LLC

FORM 10-K

DECEMBER 31, 2024

Comparability of Financial Data from Period to Period

Results of Operations

As a result of the expiration of the Cravath lease, we have experienced a significant decrease in occupancy and rental revenue at Worldwide Plaza.

Occupancy and Leasing

See Item 2 (“Properties”).

Changes in Net Assets in Liquidation

Net assets in liquidation are calculated based on estimates of future cash inflows and less estimates of future cash outflows. Net assets in liquidation decreased by $8.6 million during the year ended December 31, 2024. The decrease was primarily related to legal fees being higher than originally estimated and a reduction in future estimated interest income to be earned on cash and cash equivalents. The decrease was offset by an increase of $1.2 million in the estimated liquidation value of the Company’s investment in Worldwide Plaza resulting from interest earned on undistributed funds held at the joint venture.

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

Net assets in liquidation at December 31, 2024, which are presented on an undiscounted basis, include Worldwide Plaza value based on estimated cash flow projections utilizing appropriate discount and capitalization rates as well as available market information and assumptions regarding capital expenditures in the accompanying consolidated financial statements, assuming we dispose of our investment in the next 12 months, resulting in estimated future liquidating distributions of approximately $6.82 per Unit. This estimate of liquidating distributions includes projections of costs and expenses to be incurred during the next 12 months and costs to dispose of the Company’s remaining investment in WWP. As of December 31, 2024, our estimated value of Worldwide Plaza is less than the outstanding debt balance on the property and therefore the carrying value of our investment in the joint venture represents our share of the undistributed cash held at the joint venture. While the actual timing of sale has not yet been determined and is subject to future events and uncertainties, we utilize a one-year hold in accordance with liquidation accounting.

On February 10, 2025, we paid a cash liquidating distribution of $4.15 per Unit. Any changes in the future market value of Worldwide Plaza, if any, will be evaluated at each reporting period and will be reflected in the Consolidated Statements of Net Assets in liquidation at such times. Like any estimate or projection, management’s estimate is subject to various assumptions and uncertainties including the joint venture’s ability to execute on the business plan, tenants paying their rental obligations, the equity capital and financing markets and New York City market conditions generally.

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

DECEMBER 31, 2024

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

Under liquidation accounting, the investment in unconsolidated joint venture is recorded at its liquidation value, or net realizable value, comprised of an estimate of the expected sale proceeds upon disposition plus the estimated net cash flow to be received from the venture during the liquidation period. We evaluate the net realizable value of our unconsolidated joint venture at each reporting period. Any changes in net realizable value will be reflected as a change in our net assets in liquidation. The liquidation value of our remaining investment in Worldwide Plaza at December 31, 2024 is based on estimated cash flow projections utilizing appropriate discount and capitalization rates as well as available market information and assumptions regarding capital expenditures assuming we dispose of our investment in the next 12 months. As of December 31, 2024, our estimated value of Worldwide Plaza is less than the outstanding debt balance on the property and therefore the carrying value of our investment in the joint venture represents our share of the undistributed cash held at the joint venture. While the actual timing of sale has not yet been determined and is subject to future events and uncertainties, we utilize a one-year hold in accordance with liquidation accounting.

Recent Accounting Pronouncement

There are no new accounting pronouncements that are applicable or relevant to the Company under the liquidation basis of accounting.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

At December 31, 2024, we had $601.2 million of unconsolidated mortgage debt reflecting our pro rata share of Worldwide Plaza’s total mortgage debt of $1.2 billion which is non-recourse to us. This debt consisted of fixed-rate secured mortgage notes payable. Changes in market interest rates have no impact on interest due on the notes, however, it may impact our ability to sell or refinance the property.

Item 8. Financial Statements and Supplementary Data.

The information required by this Item 8 is hereby incorporated by reference to our consolidated financial statements and the notes thereto beginning on page 43 of this Annual Report on Form 10-K.

NEW YORK REIT LIQUIDATING LLC

FORM 10-K

DECEMBER 31, 2024

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

As of December 31, 2024, an evaluation was performed under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 31, 2024.

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

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the Board of Managers of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on our financial statements.

As of December 31, 2024, the Company’s management conducted an assessment of the effectiveness of Company’s internal control over financial reporting. The Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013) in “Internal Control—Integrated Framework.”

Based on that assessment and those criteria, management has maintained and concluded that our internal control over financial reporting was effective as of December 31, 2024.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2024, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

NEW YORK REIT LIQUIDATING LLC

FORM 10-K

DECEMBER 31, 2024

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Managers of the Company

The following table represents certain information with respect to our managers and executive officers as of the date of this Annual Report on Form 10-K:

Name	Age	Position Held

Randolph C. Read	72	Chairman of the Board, Manager
Craig T. Bouchard	71	Manager
Michael L. Ashner	72	Manager
John Garilli	60	Chief Executive Officer, President,
		Chief Financial Officer, Treasurer and Secretary

Randolph C. Read, Manager and Chairman of the Board of Managers - Mr. Read has served as an independent manager and Chairman of the Board of Managers since November 2018. Previously, he served as an independent director of our Predecessor from December 2014 until November 2018, including as Chairman of our Predecessor's Board of Directors from June 2015 until November 2018. Mr. Read has served as the independent Chairman of the Board of Enzon Pharmaceuticals, Inc. since August 2020 and as an independent director of SandRidge Energy, Inc. since June 2018. Mr. Read previously served as an independent director of Luby’s, Inc. from 2019 to 2021. Mr. Read has been President and Chief Executive Officer of Nevada Strategic Credit Investments, LLC for more than five years and has been President and Chief Executive Officer of International Capital Markets Group, Inc. for more than five years. Mr. Read has previously served as President of a variety of other companies and has previously served on a number of public and private company boards. He is admitted as a Certified Public Accountant and has an M.B.A. in Finance from the Wharton Graduate School of the University of Pennsylvania and a B.S. from Tulane University.

Mr. Read is qualified to serve on our Board of Managers based on his significant business experience as a director and an executive officer of entities in a variety of industries, as well as capital markets, governance and operations experience, in addition to his knowledge, financial expertise and leadership qualities and roles, including his experience as Chairman of our Board of Managers and our Predecessor's Board of Directors, including as its Chairman.

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

Mr. Bouchard is currently a member of the Leadership Board of the Department of Athletics at Duke University. Mr. Bouchard served on the Board of Trustees of Boston University and on the Foundation of the University of Montana. Mr. Bouchard holds a Bachelor of Arts degree, a Master's Degree in Economics, and Doctor of Science, from Illinois State University where he is in the Hall of Fame of the School of the Arts and Sciences. Mr. Bouchard has a Master of Business Administration (MBA) from the University of Chicago.

NEW YORK REIT LIQUIDATING LLC

FORM 10-K

DECEMBER 31, 2024

Mr. Bouchard is qualified to serve on our Board of Managers based on his extensive experience and knowledge developed through his service as an executive and in corporate management, including his service on our Predecessor's Board of Directors.

Michael L. Ashner, Manager - Mr. Ashner has served as a manager since November 2022. Mr. Ashner also currently serves as the Chief Executive Officer of Winthrop Capital Advisors, LLC, First Winthrop Corp. and Winthrop Realty Partners L.P. He formerly served as a trustee of Winthrop Realty Liquidating Trust. From December 2003 to December 2016, he served as Chief Executive Officer and Chairman of Winthrop Realty Trust. Mr. Ashner also served as the Executive Chairman and a Trustee of Lexington Realty Trust. Prior to the merger between Lexington and Newkirk, he also served as a director and the Chairman and Chief Executive Officer of Newkirk. From 2002 to 2004, Mr. Ashner served as a director and Chief Executive Officer of Shelbourne Properties I, Inc., Shelbourne Properties II, Inc. and Shelbourne Properties III, Inc. From 2019 to 2021, he served as a director of CBL Associates & Properties, Inc. Mr. Ashner is a Trustee of the Northwell Hospital System, American Friends of Beit Ruth and a past trustee of the National World War II Museum of New Orleans. He is a graduate of Cornell University and the University of Miami School of Law.

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

NEW YORK REIT LIQUIDATING LLC

FORM 10-K

DECEMBER 31, 2024

Insider Trading Policy

We have not adopted an insider trading policy. In October 2018, the Predecessor announced the withdrawal of its common stock from listing on the New York Stock Exchange (“NYSE”) in connection with the conversion. November 2, 2018 was the last day on which shares of its common stock were traded on the NYSE and our stock transfer books were closed as of 4:00 p.m. (Eastern Time) on such date. At the effective time of the conversion, each outstanding share of common stock of the Predecessor was converted into one Unit, and holders of shares of the Predecessor’s common stock automatically received one Unit (which Unit was in book entry form) for each share of the common stock held by such stockholder. Unlike shares of the Predecessor’s common stock, which, in addition to being listed on the NYSE, were freely transferable, Units are not listed for trading and generally are not transferable except by will, intestate succession or operation of law. Accordingly, we have not adopted an insider trading policy governing the purchase, sale and other dispositions of our securities by our managers, our officers or the Company itself.

Item 11. Executive Compensation.

We have no employees. Our advisor performs our day-to-day management functions. For 2024 and 2023, our only named executive officer is Mr. Garilli. Mr. Garilli serves as our Chief Executive Officer, President, Chief Financial Officer, Treasurer and Secretary. Mr. Garilli is an employee of the Winthrop Advisor and does not receive any compensation directly from us for serving as our executive officer. We do not reimburse our advisor or its affiliates for salaries, bonuses or benefits incurred by these entities and paid to our named executive officers.

See “Certain Relationships and Related Transactions and Director Independence” in Part III, Item 13 for a discussion of fees payable and expenses reimbursable to the Winthrop Advisor, the Property Manager, and their affiliates under our agreements with them.

We did not determine the compensation payable to our named executive officers by our advisor or its affiliates during the year ended December 31, 2024. As a result, we do not have, and our Board of Managers has not considered, a compensation policy or program for executive officers. Accordingly, we have not included in this Annual Report on Form 10-K a “Compensation Discussion and Analysis,” report with respect to executive compensation or a ratio of the compensation of our Chief Executive Officer or our median employee.

Compensation of Executive Officers

The following table summarizes the “total compensation” earned by the named executive officer for services rendered to the Company for each of the fiscal years ended December 31, 2024 and 2023 during which such individual was designated as named executive officer:

Name and Principal Position	Year	Salary	Total
John Garilli, Chief Executive Officer, President and	2024	$—	$—
Chief Financial Officer	2023	—	—

Equity Compensation

There are no outstanding equity-based awards as of the fiscal year ended December 31, 2024.

Compensation of Managers

The following table sets forth information regarding compensation of managers who served as members of our Board of Managers during the year ended December 31, 2024:

Name	Fees Paid in Cash	Total Compensation
Michael L. Ashner	$60,000	$60,000
Craig T. Bouchard	105,000	105,000
Randolph C. Read	165,000	165,000

NEW YORK REIT LIQUIDATING LLC

FORM 10-K

DECEMBER 31, 2024

Effective July 1, 2020, the monthly stipend paid to each Manager was reduced to $5,000 per month with the non-executive chair receiving an additional $5,000 per month. Effective April 1, 2024, each audit committee member is paid a fee of $5,000 per month. Fees earned by our managers for their services are paid quarterly in advance.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our Units as of December 31, 2024 by:

•
each person known by us to be the beneficial owner of more than 5.0% of the outstanding Units;
•
each of our Managers and named executive officers; and
•
all of our Managers and executive officers as a group.

Except as otherwise indicated, each unitholder listed below has sole voting and investment power with respect to the Units beneficially owned by them, subject to applicable community property laws. As of February 28, 2025, there were 16,791,769 Units outstanding.

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

DECEMBER 31, 2024

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

To our knowledge, based solely on our review of the copies of such reports furnished to us and written representations that no other reports were required during the year ended December 31, 2024, all Section 16(a) filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were timely satisfied.

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

Advisor

From March 8, 2017 until November 2018, the Winthrop Advisor managed the day-to-day operations of our Predecessor pursuant to the Advisory Agreement as defined below. The Winthrop Advisor currently manages the day-to-day operations of the Company. The services provided by the Winthrop Advisor include: (i) serving as our investment and financial advisor; (ii) performing and supervising the various administrative functions necessary for the day-to-day management of our operations, including providing personnel necessary to perform such services; (iii) engaging and conducting business with consultants, accountants, lenders, attorneys, brokers and other service providers and overseeing the performance of services; (iv) overseeing acquisitions and dispositions of investments and recommending acquisitions and dispositions of investments to our Board of Managers; (v) arranging for financings and refinancings; (vi) overseeing and managing our existing investments; (vii) managing accounting and other record-keeping functions; (viii) preparing and filing all reports required to be filed by it with the SEC, the Internal Revenue Service and other regulatory agencies; (ix) maintaining our compliance with the Sarbanes-Oxley Act; and (x) monitoring compliance with our corporate-level and property-level indebtedness.

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

The following table sets forth the various fees and expenses paid by us to the Winthrop Advisor during the year ended December 31, 2024:

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

NEW YORK REIT LIQUIDATING LLC

FORM 10-K

DECEMBER 31, 2024

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

From the Liquidation Date through July 31, 2020, the Company paid to the Winthrop Advisor a monthly fee of $100,000 and a supplemental fee of $50,000 per quarter (prorated for any partial quarter) for any period that the principal executive and financial officers of the Company are required to certify the financial and other information contained in the Company's quarterly and annual reports pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended. On October 30, 2020, the Advisory Agreement was amended to reduce the monthly fee payable to the Winthrop Advisor to $83,000, effective August 1, 2020. All other terms of the Advisory Agreement remained unchanged.

In connection with the adoption of liquidation accounting, the Company accrues costs it expects to incur through the end of liquidation. At December 31, 2024, the Company has accrued asset management fees and compensation reimbursements totaling $1.2 million payable to the Winthrop Advisor representing management’s estimate of future asset management fees to final liquidation, provided there is no assurance that the contract will continue to be extended at the same terms, if at all. This amount is included in estimated costs during liquidation.

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

Manager Designation Agreement

On June 30, 2020, the Company entered into a Manager Designation Agreement (the “Manager Designation Agreement”) with WW Investors LLC, (“WW Investors”), an affiliate of the Winthrop Advisor, which owned, as of the date of the Manager Designation Agreement, 132,774 Units in the aggregate. The Manager Designation Agreement provided that Howard Goldberg, then a member of the Board, was to be deemed to be WW Investors’ designee on the Board and further provided that for so long as they are not in breach of the Manager Designation Agreement, WW Investors shall be entitled to recommend a replacement nominee to the Board to fill a vacancy on the Board resulting from Mr. Goldberg’s resignation, death or disability, subject to the approval of the Board in its reasonable discretion. On November 7, 2022, Mr. Goldberg resigned from the Board of Managers. On November 9, 2022, Michael L. Ashner was appointed as a member of the Board of Managers pursuant to the Manager Designation Agreement. Furthermore, pursuant to the Manager Designation Agreement, WW Investors, and their affiliates agree to certain standstill restrictions until the earlier of (A) such time that WW Investors’ Board designee is removed and the Company fails to seat a replacement pursuant to the Manager Designation Agreement, (B) the Winthrop Advisor is replaced as the Company’s advisor and (C) the later of (i) 14 months from the date of the Manager Designation Agreement and (ii) such time as a WW Investor designee is no longer a member of the Board.

Item 14. Principal Accounting Fees and Services.

KPMG LLP has been selected to serve as our independent registered public accounting firm to audit our consolidated financial statements for the year ended December 31, 2024. Prior to the formation of the Audit Committee in March 2023, KPMG LLP reported directly to our Board of Managers. The Audit Committee made the decision to appoint KPMG LLP for the years ended December 31, 2024 and 2023 and KPMG LLP reports directly to our Audit Committee.

Audit Fees

Audit fees charged by KPMG LLP related to the audits of our consolidated financial statements for each of the years ended December 31, 2024 and 2023 were $408,000 and $393,800, which were incurred during the years ended December 31, 2024 and 2023, respectively.

NEW YORK REIT LIQUIDATING LLC

FORM 10-K

DECEMBER 31, 2024

Auditor Name: KPMG LLP

Auditor Location: Boston, MA

Auditor Firm ID: 185

Audit Related Fees

There were no audit related fees billed by KPMG LLP for the years ended December 31, 2024 and 2023.

Tax Fees

There were no tax fees billed by KPMG for the years ended December 31, 2024 and 2023.

All Other Fees

There were other fees billed by KPMG LLP totaling $98,434 and $73,529 for the years ended December 31, 2024 and 2023, respectively.

NEW YORK REIT LIQUIDATING LLC

FORM 10-K

DECEMBER 31, 2024

PART IV

Item 15. Exhibits and Financial Statement Schedules.

The following are filed as part of this Annual Report on Form 10-K:

		Page Number
1.	Financial Statements – Part II, Item 8, Financial Statement and Supplementary Data	30

2.	Exhibits: See accompanying Exhibit Index	40

NEW YORK REIT LIQUIDATING LLC

FORM 10-K

DECEMBER 31, 2024

EXHIBIT INDEX

The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2024 (and are numbered in accordance with Item 601 of Regulation S-K):

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

The following materials from New York REIT Liquidating LLC’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Net Assets, (ii) the Consolidated Statements of Changes in Net Assets, and (iii) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

NEW YORK REIT LIQUIDATING LLC

FORM 10-K

DECEMBER 31, 2024

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
(11)
Filed as an exhibit to New York REIT Liquidating LLC’s Quarterly Report on Form 10-Q filed with the SEC on November 4, 2020.
(12)
Filed as an exhibit to New York REIT Liquidating LLC's Annual Report on Form 10-K filed with the SEC on March 31, 2023.

Item 16. Form 10-K Summary.

Not applicable.

NEW YORK REIT LIQUIDATING LLC

FORM 10-K

DECEMBER 31, 2024

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 31st day of March 2025.

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

/s/ Randolph C. Read Randolph C. Read	Chairman of the Board, Manager	March 31, 2025

/s/ Craig T. Bouchard Craig T. Bouchard	Manager	March 31, 2025

/s/ Michael L. Ashner Michael L. Ashner	Manager	March 31, 2025

NEW YORK REIT LIQUIDATING LLC

Report of Independent Registered Public Accounting Firm

To the Unitholders and Board of Managers
New York REIT Liquidating LLC:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of net assets (Liquidation Basis) of New York REIT Liquidating LLC and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of changes in net assets (Liquidation Basis) for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements (Liquidation Basis) present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the changes in net assets in liquidation for each of the years in the two-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

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

Boston, Massachusetts

March 31, 2025

NEW YORK REIT LIQUIDATING LLC

CONSOLIDATED STATEMENTS OF NET ASSETS (LIQUIDATION BASIS)

AS OF DECEMBER 31, 2024 AND 2023

(in thousands)

	December 31, 2024	December 31, 2023
Assets
Investment in unconsolidated joint venture	$28,366	$27,331
Cash and cash equivalents	1,042	4,578
Restricted cash	90,693	90,693
Asset for estimated receipts in excess of estimated costs during liquidation	—	1,482
Total Assets	120,101	124,084
Liabilities
Liability for estimated costs in excess of estimated receipts during liquidation	2,848	—
Accounts payable, accrued expenses and other liabilities	2,790	1,036
Total Liabilities	5,638	1,036
Commitments and Contingencies
Net assets in liquidation	$114,463	$123,048

The accompanying notes are an integral part of these consolidated financial statements.

NEW YORK REIT LIQUIDATING LLC

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(LIQUIDATION BASIS)

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

(in thousands)

	December 31, 2024	December 31, 2023
Net assets in liquidation, beginning of period	$123,048	$121,161
Changes in net assets in liquidation:
Changes in liquidation value of investment in unconsolidated joint venture	1,190	4,801
Remeasurement of assets and liabilities	(9,775)	1,284
Net changes in liquidation value	(8,585)	6,085
Liquidating distributions to unitholders	—	(4,198)
Changes in net assets in liquidation	(8,585)	1,887
Net assets in liquidation, end of period	$114,463	$123,048

The accompanying notes are an integral part of these consolidated financial statements.

NEW YORK REIT LIQUIDATING LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

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

On August 22, 2016, the Predecessor’s Board of Directors (the "Board") approved a plan of liquidation to sell in an orderly manner all or substantially all of the assets of the Predecessor and its operating partnership, New York Recovery Operating Partnership, L.P., a Delaware limited partnership (the "OP"), and to liquidate and dissolve the Predecessor and the OP (the “Liquidation Plan”), subject to stockholder approval (see Note 2). The Liquidation Plan was approved at a special meeting of the Predecessor's stockholders on January 3, 2017. All of the assets held by the OP have been sold and the OP was dissolved prior to the conversion on November 7, 2018.

As of December 31, 2024, the Company’s only significant assets are a 50.1% equity interest in WWP Holdings LLC (“WWP”), which owns one property, known as Worldwide Plaza, aggregating 2.0 million rentable square feet with occupancy of 62.8% as of December 31, 2024, and cash and cash equivalents and restricted cash totaling $91.7 million. The property consisted of office space, retail space and a garage representing 88%, 5% and 7%, respectively, of rentable square feet as of year ended December 31, 2024.

The Company has no employees. Since March 8, 2017, all advisory duties are administered by Winthrop REIT Advisors, LLC (the “Winthrop Advisor”).

Note 2 – Liquidation Plan

The Liquidation Plan provides for an orderly sale of the Predecessor's and the Company’s assets, payment of the Predecessor's and the Company’s liabilities and other obligations, the winding down of operations, and dissolution of the Predecessor and the Company. The Predecessor was not, and the Company is not, permitted to make any new investments except to make protective investments or advances with respect to its existing assets (see Note 6). The Company is permitted to satisfy any existing contractual obligations and fund required tenant improvements and capital expenditures at its real estate property owned by the joint venture in which the Company owns an interest.

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

NEW YORK REIT LIQUIDATING LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

The business of the Company is the same as the business of the Predecessor immediately preceding the conversion, which, consistent with the Liquidation Plan, consists of the continued ownership of the Predecessor’s interest in Worldwide Plaza, the only remaining property-related asset. Under its operating agreement, the business and affairs of the Company will be managed by or under the direction of its Board of Managers. The sole purpose of the Company is winding up affairs of the Company and the liquidation of its remaining asset. On December 26, 2024, pursuant to the terms of the operating agreement of the Company, the Board of Managers extended the term of the Company such that the Company will remain in existence until the earlier of (i) the distribution of all Company assets pursuant to liquidation; or (ii) December 31, 2025. The term may be extended to such later date as the Board of Managers determines is reasonably necessary to fulfill the purposes of the Company.

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

Liquidation Basis of Accounting

As a result of the approval of the Liquidation Plan by the stockholders, the Company adopted the liquidation basis of accounting as of January 1, 2017 and for the periods subsequent to December 31, 2016 in accordance with GAAP. Accordingly, on January 1, 2017, the carrying value of the Company’s assets were adjusted to their liquidation value, which represented the estimated amount of cash that the Company expected to collect on disposal of assets as it carried out its liquidation activities under the Liquidation Plan. All properties have been sold except the remaining interest in Worldwide Plaza. For purposes of liquidation accounting, which requires estimating go-forward revenues and expenses including net sale proceeds, the Company’s estimate of net assets in liquidation value assumes a sale of Worldwide Plaza at December 31, 2025, which is the end of our current projected liquidation period as discussed below. As of December 31, 2024, our estimated value of Worldwide Plaza is less than the outstanding debt balance on the property and therefore the carrying value of our investment in the joint venture represents our share of the undistributed cash held at the joint venture. While the actual timing of sale has not yet been determined and is subject to future events and uncertainties, we utilize a one-year hold in accordance with liquidation accounting. These estimates are subject to change based on the actual timing of sale of the Company’s remaining property.

Liabilities are carried at their contractual amounts due as adjusted for the timing and other assumptions related to the liquidation process.

The Company accrues costs and revenues that it expects to incur and earn as it carries out its liquidation activities through the end of the projected liquidation period to the extent it has a reasonable basis for estimation. Under the liquidation basis of accounting, it is generally accepted that the period of time to assume a reasonable basis for estimation would not exceed one year from the reporting date. As such, our current projected liquidation period ends on December 31, 2025. Estimated costs expected to be incurred through the end of the liquidation period include corporate overhead costs associated with satisfying known and contingent liabilities and other costs associated with the winding down and dissolution of the Company, including litigation costs. Revenues are based on current interest rate assumptions. These amounts are classified as a net asset for estimated receipts in excess of estimated costs during liquidation on the Consolidated Statements of Net Assets. Actual costs and revenues may differ from amounts reflected in the consolidated financial statements due to the inherent uncertainty in estimating future events. These differences may be material. See Note 4 for further discussion. Actual costs incurred but unpaid as of December 31, 2024 and 2023 are included in accounts payable, accrued expenses and other liabilities on the Consolidated Statements of Net Assets.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and consolidated joint venture arrangements in which the Company has controlling financial interests, either through voting or similar rights or by means other than voting rights if the Company is the primary beneficiary of a variable interest entity (“VIE”). The portions of any consolidated joint

NEW YORK REIT LIQUIDATING LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

venture arrangements not owned by the Company would be presented as noncontrolling interests. There were no consolidated joint venture arrangements at December 31, 2024 and 2023. All inter-company accounts and transactions have been eliminated in consolidation.

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

Revenue Recognition

The Company has no revenue sources other than interest income, which is classified in liabilities for estimated costs in excess of estimated receipts and assets for estimated receipts in excess of estimated costs in the Consolidated Statements of Net Assets.

Investment in Unconsolidated Joint Venture

The Company accounts for its investment in unconsolidated joint venture under the equity method of accounting because the Company exercises significant influence over but does not control the entity and is not considered to be the primary beneficiary.

The investment in the unconsolidated joint venture is recorded at its liquidation value, or net realizable value, which is comprised of an estimate of the expected sale proceeds upon disposition plus the estimated net cash flow from the venture during the liquidation period. The Company evaluates the net realizable value of its unconsolidated joint venture at each reporting period. Any changes in net realizable value will be reflected as a change in the Company’s net assets in liquidation. The liquidation value of the Company’s remaining investment in Worldwide Plaza as of December 31, 2024 and 2023, includes the Company's proportionate share in Worldwide Plaza's net assets which include a property value based on estimated cash flow projections utilizing appropriate discount and capitalization rates as well as available market information and assumptions regarding capital expenditures. As of December 31, 2024, the Company's estimated value of Worldwide Plaza is less than the outstanding debt balance on the property and therefore the carrying value of the Company's investment in the joint venture represents the Company's share of the undistributed cash held at the joint venture. While the actual timing of sale has not yet been determined and is subject to future events and uncertainties, the Company utilizes a one-year hold in accordance with liquidation accounting.

NEW YORK REIT LIQUIDATING LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

Restricted Cash

At December 31, 2024 and 2023, management has included in restricted cash $90.7 million which has been reserved either for potential capital improvement work at Worldwide Plaza, should the Company elect to contribute, or to be paid as a liquidating distribution to unitholders. On February 10, 2025, the Company paid a cash liquidating distribution to unitholders of $69.7 million.

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

As of December 31, 2024, the Predecessor had no material uncertain income tax positions. The tax years subsequent to and including the year ended December 31, 2021 remain open to examination by the major taxing jurisdictions to which the Company and the Predecessor is subject.

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

None applicable to liquidation accounting.

Note 4 — Estimated Costs and Estimated Receipts During Liquidation

The liquidation basis of accounting requires the Company to estimate net cash flows from operations and to accrue all costs associated with implementing and completing the plan of liquidation. The Company currently estimates that it will have costs in excess of estimated receipts during the liquidation. These amounts can vary significantly due to, among other things, the timing and estimates for operating expenses, interest earned on cash and cash equivalents and restricted cash and the costs associated with the winding down of operations. These costs are estimated and are anticipated to be paid out over the liquidation period.

At December 31, 2024 and 2023, the Company accrued the following net receipts/(costs) expected to be incurred during liquidation (in thousands):

	December 31, 2024	December 31, 2023
Interest income	$960	$4,750
General and administrative expenses	(3,808)	(3,268)
Assets for estimated receipts in excess of estimated costs (liability for estimated costs in excess of estimated receipts) during liquidation	$(2,848)	$1,482

NEW YORK REIT LIQUIDATING LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

The change in estimated costs and estimated receipts during liquidation as of December 31, 2024 and 2023 is as follows (in thousands):

	January 1, 2024	Net Change in Working Capital (1)	Remeasurement of Assets and Liabilities	December 31, 2024
Assets:
Estimated inflows of interest income	$4,750	$(7,336)	$3,546	$960
Liabilities:
General and administrative expenses	(3,268)	12,781	(13,321)	(3,808)
Total assets for estimated receipts in excess of estimated costs (liability for estimated costs in excess of estimated receipts) during liquidation	$1,482	$5,445	$(9,775)	$(2,848)

(1)
Represents changes in cash, restricted cash, accounts receivable, accounts payable and accrued expenses as a result of the Company’s operating activities for the year ended December 31, 2024.

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

Note 5 – Net Assets in Liquidation

Net assets in liquidation are calculated based on estimates of future cash inflows and less estimates of future cash outflows. Net assets in liquidation decreased by $8.6 million during the year ended December 31, 2024. The decrease was primarily related to legal fees being higher than originally estimated and a reduction in future estimated interest income to be earned on cash and cash equivalents. The decrease was offset by an increase of $1.2 million in the estimated liquidation value of the Company's investment in Worldwide Plaza resulting from interest earned on undistributed funds held at the joint venture.

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

The net assets in liquidation at December 31, 2024, presented on an undiscounted basis, include the Company’s proportionate share in Worldwide Plaza’s net assets which include a property value based on estimated cash flow projections utilizing appropriate discount and capitalization rates as well as available market information. The estimated cash flow projections, which include minimal future capital investment, were negatively impacted by increased interest rates which affected projections of terminal capitalization rates, inflation, uncertainty of the timing of market recovery and continued lack of transactions in the market for office buildings, especially in the New York City market, and result in a property value that approximates Worldwide Plaza’s current debt balance.

There were 16,791,769 Units outstanding at December 31, 2024. The net assets in liquidation as of December 31, 2024, if sold at their net asset value, would result in liquidating distributions of approximately $6.82 per Unit. On January 31, 2025, the Board of

NEW YORK REIT LIQUIDATING LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

Managers declared a cash liquidating distribution of $4.15 per Unit payable on February 10, 2025 to unitholders of record on January 31, 2025. The net assets in liquidation as of December 31, 2024 of $114.5 million, if sold at their net asset value, plus the cumulative liquidating distributions paid to stockholders of $1.03 billion ($61.83 per common share/Unit) prior to December 31, 2024 would result in cumulative liquidating distributions to stockholders/unitholders of $68.65 per Unit. There is inherent uncertainty with these estimates, and they could change materially based on the timing of the sale of the Company's remaining assets, the performance of the underlying assets and any changes in the underlying assumptions of the estimated cash flows.

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

On October 18, 2017, the Predecessor sold a 48.7% interest in Worldwide Plaza to WWP JV LLC, a joint venture managed by SL Green Realty Corp. and RXR Realty LLC based on an estimated underlying property value of $1.725 billion. In conjunction with the equity sale, there was a concurrent $1.2 billion refinancing of the existing Worldwide Plaza debt. The Predecessor received cash at closing of approximately $446.5 million from the sale and excess proceeds from the financing, net of closing costs which included $108.3 million of defeasance and prepayment costs. The new debt on Worldwide Plaza bears interest at a blended rate of approximately 3.98% per annum, requires monthly payments of interest only and matures in November 2027. As the space previously leased by Cravath Swaine & Moore LLP ("Cravath") has not been re-leased, the property does not generate sufficient cash flow to satisfy debt service requirements, and the joint venture that owns Worldwide Plaza is currently restricted from making distributions under the terms of its indebtedness. The lender initiated a cash sweep in September 2023 and, as a result, all rent payments are being directed to the sweep account and the lender controls disbursements to cover operating expenditures and capital improvements at Worldwide Plaza. The lease with Cravath expired on August 31, 2024 and interest on the mezzanine debt has not been paid since August 6, 2024. On September 13, 2024, ARC NYWWPJV001, LLC received a copy of a default notice to WWP Mezz, LLC, a subsidiary of WWP, as borrower under a $190.0 million mezzanine first loan, as a result of failure by the borrower to make a required interest payment of $0.8 million under the loan agreement. The borrower has entered into a loan modification agreement with the senior lender through July 1, 2025, clarifying the utilization of the cash sweep reserve and other reserves held by the lender.

The Company initially set aside approximately $90.7 million from the 2017 refinancing proceeds to cover our share of potential future leasing and capital costs at the property; as discussed in “Note 8 – Commitments and Contingencies”. On February 4, 2025, the Supreme Court granted summary judgment declaring the Company does not have the obligation to fund capital expenditures pursuant to the Initial Budget. the Company has no obligation to maintain the Reserve and the LLC Agreement does not preclude the Company from distributing the Reserve to unitholders. WWP JV LLC has appealed the Supreme Court's ruling.

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

DECEMBER 31, 2024 AND 2023

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

As of December 31, 2024, rent from Nomura Holdings America, Inc. ("Nomura") represented 58.5% of the total cash rent at Worldwide Plaza. For the year ended December 31, 2024, excluding any rent from Cravath, whose lease terminated August 31, 2024, rent from Nomura represented 57.2% of the total annualized cash rent at Worldwide Plaza. The termination, delinquency or non-renewal of Nomura's tenancy would have a material effect on the Company's operations. With the termination of the Cravath lease, Nomura is the only tenant at Worldwide Plaza whose annualized cash rent represents greater than 10% of the total annualized cash rent at the property.

There are two tenants whose annualized cash rent represented greater than 10% of total annualized cash rent as of December 31, 2024 and 2023. Nomura rent represented 35.8% and 29.2% of the total annualized cash rent for the year ended December 31, 2024 and 2023, respectively. Cravath rent represented 39.1% and 51.3% of total annualized cash rent for the years ended December 31, 2024 and 2023, respectively.

The lease with Cravath expired on August 31, 2024 and the space has not been re-leased. The expiration of this lease will have a material adverse effect on the Company’s operations.

See "Note 8 - Commitments and Contingencies" for a discussion of legal proceedings.

The amounts reflected in the following tables are based on the unaudited going concern basis financial information of Worldwide Plaza and are subject to change upon audit. Under liquidation accounting, equity investments are carried at net realizable value.

The condensed balance sheets as of December 31, 2024 and 2023 for Worldwide Plaza are as follows:

	December 31,
(In thousands)	2024	2023
Real estate assets, at cost	$850,939	$848,231
Less accumulated depreciation and amortization	(335,319)	(317,058)
Total real estate assets, net	515,620	531,173
Cash and cash equivalents	83,787	66,000
Restricted Cash	19,042	17,000
Other assets	99,157	108,919
Total assets	$717,606	$723,092
Debt	$1,266,858	$1,253,810
Other liabilities	293,308	260,473
Total liabilities	1,560,166	1,514,283
Deficit	(842,560)	(791,191)
Total liabilities and deficit	$717,606	$723,092

NEW YORK REIT LIQUIDATING LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

The condensed statements of operations for the years ended December 31, 2024 and 2023 for Worldwide Plaza are as follows:

	December 31,
(In thousands)	2024	2023
Rental income	$123,108	$141,918
Operating expenses:
Operating expenses	67,945	67,860
Depreciation and amortization	20,878	21,021
Total operating expenses	88,823	88,881
Operating income	34,285	53,037
Interest expense	(85,225)	(82,887)
Net loss allocated to non-controlling interest	35,920	33,820
Net income (loss)	$(15,020)	$3,970

Note 7 — Common Equity

As of December 31, 2024 and 2023, the Company had 16,791,769 Units outstanding. The Company expects to make periodic liquidating distributions out of cash flow distributions from our investment in Worldwide Plaza and ultimate sale of the Company's interest in Worldwide Plaza, subject to satisfying its liabilities and obligations, in lieu of regular monthly dividends. Through December 31, 2024, the Company paid aggregate distribution equal to $61.83 per share/Unit. On January 31, 2025, the Company declared a cash liquidating distribution of $4.15 per Unit payable to unitholders of record as of that date. There can be no assurance as to the amount or timing of future liquidating distributions unitholders will receive. The Company did not pay any liquidating distributions during the year ended December 31, 2024. The Company paid aggregate liquidating distributions equal to $0.25 per unit during the year ended December 31, 2023.

Note 8 — Commitments and Contingencies

Litigation and Regulatory Matters

On December 28, 2022, the Company filed suit against WWP JV LLC captioned New York REIT Liquidating LLC v. WWP JV LLC (Del. Ch.). The Company is seeking declaratory relief that it is not bound by the LLC Agreement and that it is under no obligation to maintain the reserve of more than $90 million (the “Reserve”) that was established in 2017 in connection with a transaction between the Company’s subsidiary, ARC NYWWPJV001, LLC, and WWP JV LLC relating to a proposed investment in Worldwide Plaza, an office and retail mixed-use project located in midtown Manhattan. On May 11, 2023, the Delaware Court of Chancery issued a stay of the case, pending resolution of the New York litigation filed by the Company's subsidiary, ARC NYWWPJV001, LLC, as described below.

The Company’s subsidiary, ARC NYWWPJV001, LLC filed suit against WWP JV LLC on December 22, 2022. The suit is captioned ARC NYWWPJV001, LLC v. WWP JV LLC, (Sup. Ct. N.Y. County), and, on February 10, 2023, the Company was named as Counterclaim Defendant and Third-Party Defendant in such action. ARC NYWWPJV001, LLC sought declaratory relief that the LLC Agreement does not require it to fund certain disputed capital contributions that our joint venture partner contends exceed $82 million under the Third Amended and Restated Limited Liability Company Agreement of WWP Holdings, LLC (“LLC Agreement”) related to proposed capital improvements at Worldwide Plaza, because it is ARC NYWWPJV001, LLC's position that the Initial Budget expired at year end 2018 and the subject capital improvements would require a new Annual Budget (as defined in the LLC Agreement) that has received Board Approval (as defined in the LLC Agreement), which has not occurred. WWP JV LLC’s counterclaim against the Company sought declaratory relief that the Company must continue to maintain the Reserve until such time as a member of WWP Holdings, LLC issues a call notice for the Reserve under the LLC Agreement (the “Counterclaim”). WWP JV LLC’s third party claims against the Company asserted claims under various theories of tort and unjust enrichment and sought damages in excess of $90 million (the “Third Party Claims”). The Supreme Court, New York County ("Supreme Court") dismissed the Third Party Claims against the Company on November 14, 2023. On February 4, 2025, the Supreme Court granted summary judgment in favor of ARC NYWWPJV001, LLC and the Company ("NY Summary Judgment Order"), declaring that the Initial Budget expired on December 31, 2018 and ARC NYWWPJV001, LLC does not have an obligation to fund capital expenditures pursuant to the Initial Budget, and that ARC NYWWPJV001, LLC and the Company have no obligation to maintain the Reserve and the LLC Agreement does not preclude them from distributing the Reserve to unitholders.

NEW YORK REIT LIQUIDATING LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

WWP JV LLC has appealed the NY Summary Judgment Order ("Appeal") to the Appellate Division, First Department ("Appellate Division") and has filed motions for an interim stay of such order and a preliminary injunction seeking, among other relief, an order freezing the Reserve. The Supreme Court and the Appellate Division each have entered temporary restraining orders freezing the Reserve pending determination of WWP JV LLC's motions requesting that such freeze be extended for the duration of the Appeal. The Company and ARC NYWWPJV001, LLC have opposed WWP JV LLC's motions to extend the freeze, contending there are no grounds to extend the freeze at all and, even if there were such grounds, the freeze should be partially lifted in order to permit the Company and ARC NYWWPJV001, LLC to access what remains of the Reserve in order to fund their operating expenses. It is the Company’s and ARC NYWWPJV001, LLC’s position that WWP JV LLC's pending motions, as well as the Appeal, the Counterclaim and Third Party Claims, are without merit. On March 18, 2025, WWP JV LLC filed a motion seeking sanctions against the Company and ARC NYWWPJV001, LLC arising from the Company's decision to distribute $69.7 million to unitholders on February 10, 2025.

If the Company is unsuccessful in lifting the temporary freeze of the Reserve, it could be rendered insolvent. In addition, if the Company is unsuccessful in receiving favorable declaratory judgments in the above-referenced actions or is unsuccessful in defending the claims therein, the Company may be required to contribute additional capital to the joint venture or face potential consequences under the LLC Agreement, such as dilution or loss of major decision rights. Additionally, if the temporary restraining orders are not lifted, the Company will not be able to pay its ordinary course expenses for services such as required SEC filings and preparation and filing of required tax returns. As stated above, it is the Company's and ARC NYWWPJV001, LLC's position that the Counterclaim and the Third Party Claims are without merit and the Company and ARC NYWWPJV001, LLC vigorously dispute the Counterclaim and the Third Party Claims. The Company cannot predict and expresses no prediction as to the outcome of these matters. Therefore, the Company cannot estimate the range of any reasonably possible loss.

In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. Other than the matters described above (about which the Company offers no prediction), there are no legal or regulatory proceedings pending or known to be contemplated against the Company from which the Company expects to incur a material loss.

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

NEW YORK REIT LIQUIDATING LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

In connection with the adoption of liquidation accounting, the Company accrues costs it expects to incur through the end of liquidation. As of December 31, 2024 and 2023, the Company has accrued asset management fees and compensation reimbursements totaling $1.2 million payable to the Winthrop Advisor representing management’s estimate of future asset management fees to final liquidation, provided there is no assurance that the contract will continue to be extended at the same terms, if at all. This amount is included in estimated costs during liquidation.

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

The Company paid the Winthrop Advisor $1.2 million for each of the years ended December 31, 2024 and 2023.

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

Note 11 — Subsequent Events

Subsequent events that require disclosure in the consolidated financial statements are discussed in detail in Notes 3, 5, 6, 7 and 8. The Company has evaluated subsequent events through the filing of this Annual Report on Form 10-K and determined that there have not been any events that have occurred that would require adjustments or disclosures in the consolidated financial statements except as referenced above.