Form 10-Q
period 2025-03-31
New York REIT Liquidating LLC
filed 2025-05-15
CIK 1474464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

As of May 1, 2025 there were 16,791,769 Units outstanding.

Documents incorporated by reference: None

* New York REIT Liquidating LLC is the successor in interest to New York REIT, Inc. and files reports under the Commission file number for New York REIT, Inc.

NEW YORK REIT LIQUIDATING LLC

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

NEW YORK REIT LIQUIDATING LLC

FORM 10-Q MARCH 31, 2025

CONSOLIDATED STATEMENTS OF NET ASSETS

(Liquidation Basis)

(Unaudited, in thousands)

	March 31, 2025	December 31, 2024
Assets
Investment in unconsolidated joint venture	$28,588	$28,366
Cash and cash equivalents	19,320	1,042
Restricted cash	—	90,693
Total Assets	47,908	120,101
Liabilities
Liability for estimated costs in excess of estimated receipts during liquidation	3,249	2,848
Accounts payable, accrued expenses and other liabilities	2,672	2,790
Total Liabilities	5,921	5,638
Commitments and Contingencies
Net assets in liquidation	$41,987	$114,463

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEW YORK REIT LIQUIDATING LLC

FORM 10-Q MARCH 31, 2025

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(Liquidation Basis)

(Unaudited, in thousands)

	Three Months Ended
	March 31, 2025	March 31, 2024
Net assets in liquidation, beginning of period	$114,463	$123,048
Changes in net assets in liquidation:
Changes in liquidation value of investment in unconsolidated joint venture	222	295
Remeasurement of assets and liabilities	(3,012)	(3,186)
Net changes in liquidation value	(2,790)	(2,891)
Liquidating distributions to unitholders	(69,686)	—
Changes in net assets in liquidation	(72,476)	(2,891)
Net assets in liquidation, end of period	$41,987	$120,157

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEW YORK REIT LIQUIDATING LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(unaudited)

Note 1 — Organization

All references to the “Company” refer to New York REIT Liquidating LLC. All references to “we,” “us” or “our” refer to New York REIT Liquidating LLC and its consolidated subsidiaries, provided that , notwithstanding such references, the consolidated subsidiaries of the Company are distinct legal entities that are separate from the Company. References to the Company’s ownership of, investment in, and rights and obligations and actions concerning WWP Holdings LLC (“WWP”) or Worldwide Plaza refer to the interests, rights and obligations, and actions of the Company’s subsidiary ARC NYWWPJV001, LLC, except that references relating to the $90.7 million cash reserve established in 2017 from the proceeds of our sale of a 48.7% interest in Worldwide Plaza refer to an amount previously held by the Company and not by ARC NYWWPJV001, LLC. For example, statements such as “our sole remaining property-related asset is a 50.1% ownership interest in Worldwide Plaza,” “our interest in Worldwide Plaza,” “our joint venture partner in Worldwide Plaza,” and similar statements refer to ARC NYWWPJV001, LLC’s interests, activities, rights and obligations, and partner with respect to Worldwide Plaza.

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

As of March 31, 2025, the Company’s only significant assets are a 50.1% equity interest in WWP, which owns one property, known as Worldwide Plaza, aggregating 2.0 million rentable square feet with an occupancy of 62.8% as of March 31, 2025, and cash and cash equivalents totaling $19.3 million. The property consists of office space, retail space and a garage representing 88%, 5% and 7%, respectively, of rentable square feet as of March 31, 2025.

The Company has no employees. Since March 8, 2017, all advisory duties are administered by Winthrop REIT Advisors, LLC (the “Winthrop Advisor”).

Note 2 — Liquidation Plan

The Liquidation Plan provides for an orderly sale of the Predecessor’s and the Company’s assets, payment of the Predecessor’s and the Company’s liabilities and other obligations, the winding down of operations, and dissolution of the Predecessor and the Company. The Predecessor was not, and the Company is not, permitted to make any new investments except to make protective investments or advances with respect to its existing assets (see Note 6). The Company is permitted to satisfy any existing contractual obligations and fund required tenant improvements and capital expenditures at its real estate property owned by the joint venture in which the Company owns an interest.

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

NEW YORK REIT LIQUIDATING LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(unaudited)

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

Liquidation Basis of Accounting

As a result of the approval of the Liquidation Plan by the stockholders, the Company adopted the liquidation basis of accounting as of January 1, 2017 and for the periods subsequent to December 31, 2016 in accordance with GAAP. Accordingly, on January 1, 2017, the carrying value of the Company’s assets were adjusted to their liquidation value, which represented the estimated amount of cash that the Company expected to collect on disposal of assets as it carried out its liquidation activities under the Liquidation Plan. All properties have been sold except the remaining interest in Worldwide Plaza. For purposes of liquidation accounting, which requires estimating go-forward revenues and expenses including net sale proceeds, the Company’s estimate of net assets in liquidation value assumes a sale of Worldwide Plaza at March 31,2026, which is the end of our current projected liquidation period as discussed below. As of March 31, 2025, our estimated value of Worldwide Plaza is less than the outstanding debt balance on the property and therefore the carrying value of our investment in the joint venture represents our share of the undistributed cash held at the joint venture. While the actual timing of sale has not yet been determined and is subject to future events and uncertainties, we utilize a one-year hold in accordance with liquidation accounting. These estimates are subject to change based on the actual timing of sale of the Company’s remaining property.

Liabilities are carried at their contractual amounts due as adjusted for the timing and other assumptions related to the liquidation process.

The Company accrues costs and revenues that it expects to incur and earn as it carries out its liquidation activities through the end of the projected liquidation period to the extent it has a reasonable basis for estimation. Under the liquidation basis of accounting, it is

NEW YORK REIT LIQUIDATING LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(unaudited)

generally accepted that the period of time to assume a reasonable basis for estimation would not exceed one year from the reporting date. As such, our current projected liquidation period ends on March 31, 2026. Estimated costs expected to be incurred through the end of the liquidation period include corporate overhead costs associated with satisfying known and contingent liabilities and other costs associated with the winding down and dissolution of the Company, including litigation costs. Revenues are based on current interest rate assumptions. These amounts are classified as a net asset for estimated receipts in excess of estimated costs during liquidation on the Consolidated Statements of Net Assets. Actual costs and revenues may differ from amounts reflected in the consolidated financial statements due to the inherent uncertainty in estimating future events. These differences may be material. See Note 4 for further discussion. Actual costs incurred but unpaid as of March 31, 2025 and December 31, 2024 are included in accounts payable, accrued expenses and other liabilities on the Consolidated Statements of Net Assets.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and consolidated joint venture arrangements in which the Company has controlling financial interests, either through voting or similar rights or by means other than voting rights if the Company is the primary beneficiary of a variable interest entity (“VIE”). The portions of any consolidated joint venture arrangements not owned by the Company would be presented as noncontrolling interests. There were no consolidated joint venture arrangements at March 31, 2025 and December 31, 2024. All inter-company accounts and transactions have been eliminated in consolidation.

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

Revenue Recognition

The Company has no revenue sources other than interest income, which is classified in liabilities for estimated costs in excess of estimated receipts in the Consolidated Statements of Net Assets.

Investment in Unconsolidated Joint Venture

The Company accounts for its investment in unconsolidated joint venture under the equity method of accounting because the Company exercises significant influence over but does not control the entity and is not considered to be the primary beneficiary.

NEW YORK REIT LIQUIDATING LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(unaudited)

The investment in the unconsolidated joint venture is recorded at its liquidation value, or net realizable value, which is comprised of an estimate of the expected sale proceeds upon disposition plus the estimated net cash flow from the venture during the liquidation period. The Company evaluates the net realizable value of its unconsolidated joint venture at each reporting period. Any changes in net realizable value will be reflected as a change in the Company’s net assets in liquidation. The liquidation value of the Company’s remaining investment in Worldwide Plaza as of March 31, 2025 and December 31, 2024 includes the Company's proportionate share in Worldwide Plaza's net assets which include a property value based on estimated cash flow projections utilizing appropriate discount and capitalization rates as well as available market information and assumptions regarding capital expenditures. As of March 31, 2025 and December 31, 2024, the Company's estimated value of Worldwide Plaza is less than the outstanding debt balance on the property and therefore the carrying value of the Company's investment in the joint venture represents the Company's share of the undistributed cash held at the joint venture. While the actual timing of sale has not yet been determined and is subject to future events and uncertainties, the Company utilizes a one-year hold in accordance with liquidation accounting.

Restricted Cash

At March 31, 2025, the Company did not have restricted cash. At December 31, 2024, management included in restricted cash $90.7 million which had been reserved either for potential capital improvement work at Worldwide Plaza, should the Company elect to contribute, or to be paid as a liquidating distribution to unitholders.

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

As of March 31, 2025, the Predecessor had no material uncertain income tax positions. The tax years subsequent to and including the year ended December 31, 2021 remain open to examination by the major taxing jurisdictions to which the Company and the Predecessor is subject.

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

March 31, 2025

(unaudited)

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

At March 31, 2025 and December 31, 2024, the Company accrued the following net receipts/(costs) expected to be incurred during liquidation (in thousands):

	March 31, 2025	December 31, 2024
Interest income	$616	$960
General and administrative expenses	(3,865)	(3,808)
Total liability for estimated costs in excess of estimated receipts during liquidation	$(3,249)	$(2,848)

The change in estimated costs and estimated receipts during liquidation for the three months ended March 31, 2025 and 2024 is as follows (in thousands):

	January 1, 2025	Net Change in Working Capital (1)	Remeasurement of Assets and Liabilities	March 31, 2025
Assets:
Estimated inflows of interest income	$960	$(801)	$457	$616
Liabilities:
General and administrative expenses	(3,808)	3,412	(3,469)	(3,865)
Total liability for estimated costs in excess of estimated receipts during liquidation	$(2,848)	$2,611	$(3,012)	$(3,249)

	January 1, 2024	Net Change in Working Capital (1)	Remeasurement of Assets and Liabilities	March 31, 2024
Assets:
Estimated inflows of interest income	$4,750	$(1,183)	$1,183	$4,750
Liabilities:
General and administrative expenses	(3,268)	3,291	(4,369)	(4,346)
Total asset for estimated receipts in excess of estimated costs during liquidation	$1,482	$2,108	$(3,186)	$404

(1)
Represents changes in cash, restricted cash, accounts receivable, accounts payable and accrued expenses as a result of the Company’s operating activities for the three months ended March 31, 2025 and 2024.

Note 5 — Net Assets in Liquidation

Net assets in liquidation are calculated based on estimates of future cash inflows and less estimates of future cash outflows. Net assets in liquidation decreased by $72.5 million during the three months ended March 31, 2025. The decrease was primarily related to $69.7 million of liquidating distributions to unitholders as well as legal fees being higher than originally estimated and a reduction in future estimated interest income to be earned on cash and cash equivalents. The decrease was offset by an increase of $0.2 million in the estimated liquidation value of the Company’s investment in Worldwide Plaza resulting from interest earned on undistributed funds held at the joint venture.

NEW YORK REIT LIQUIDATING LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(unaudited)

Net assets in liquidation decreased by $2.9 million during the three months ended March 31, 2024. The decrease was primarily due to legal fees being higher than originally estimated. The decrease was partially offset by an increase of estimated interest income to be earned on cash and cash equivalents and an increase of $0.3 million in the estimated liquidation value of the Company’s investment in Worldwide Plaza resulting from interest earned on undistributed funds held at the joint venture.

The net assets in liquidation at March 31, 2025, presented on an undiscounted basis, include the Company’s proportionate share in Worldwide Plaza’s net assets which include a property value based on estimated cash flow projections utilizing appropriate discount and capitalization rates as well as available market information. The estimated cash flow projections, which include minimal future capital investment, were negatively impacted by increased interest rates which affected projections of terminal capitalization rates, inflation, uncertainty of the timing of market recovery and continued lack of transactions in the market for office buildings, especially in the New York City market, and result in a property value below Worldwide Plaza’s current debt balance.

There were 16,791,769 Units outstanding at March 31, 2025. The net assets in liquidation as of March 31, 2025, if sold at their net asset value, would result in liquidating distributions of approximately $2.50 per Unit. The net assets in liquidation as of March 31, 2025 of $42.0 million, if sold at the net asset value, plus the cumulative liquidating distributions paid to stockholders of $1.1 billion ($65.98 per common share/Unit) prior to March 31, 2025 would result in cumulative liquidating distributions to stockholders/unitholders of $68.48 per Unit. There is inherent uncertainty with these estimates, and they could change materially based on the timing of the sale of the Company’s remaining asset, the performance of the underlying asset and any changes in the underlying assumptions of the estimated cash flows.

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

On October 18, 2017, the Predecessor sold a 48.7% interest in Worldwide Plaza to WWP JV LLC, a joint venture managed by SL Green Realty Corp. and RXR Realty LLC based on an estimated underlying property value of $1.725 billion. In conjunction with the equity sale, there was a concurrent $1.2 billion refinancing of the existing Worldwide Plaza debt. The Predecessor received cash at closing of approximately $446.5 million from the sale and excess proceeds from the financing, net of closing costs which included $108.3 million of defeasance and prepayment costs. The new debt on Worldwide Plaza bears interest at a blended rate of approximately 3.98% per annum, requires monthly payments of interest only and matures in November 2027. As the space previously leased by Cravath, Swaine & Moore, LLP (“Cravath”) has not been re-leased, the property does not generate sufficient cash flow to satisfy debt service requirements. The lender initiated a cash sweep in September 2023 and, as a result, all rent payments are being directed to the sweep account and the lender controls disbursements to cover operating expenditures and capital improvements at Worldwide Plaza. The initiation of the cash sweep restricts the joint venture that owns Worldwide Plaza from making distributions of cash flow generated following the initiation of the sweep. The lease with Cravath expired on August 31, 2024 and interest on the mezzanine debt has not been paid since August 6, 2024. On September 13, 2024, ARC NYWWPJV001, LLC received a copy of a default notice to WWP Mezz, LLC, a subsidiary of WWP, as borrower under a $190.0 million mezzanine first loan, as a result of failure by the borrower to make a required interest payment of $0.8 million under the loan agreement. The borrower has entered into loan modification agreement with the senior lender through July 1, 2025, clarifying the utilization of the cash sweep reserve and other reserves held by the lender.

The Company initially set aside approximately $90.7 million from the 2017 refinancing proceeds to cover its share of potential future leasing and capital costs at the property, as discussed in “Note 8 — Commitments and Contingencies.” On February 4, 2025, the Supreme Court, New York County (the “Supreme Court”) granted summary judgment declaring the Company does not have the obligation to fund capital expenditures pursuant to the Initial Budget (as defined below in Note 8 — Commitments and Contingencies), the Company has no obligation to maintain the Reserve (as defined below in Note 8 — Commitments and Contingencies) and the LLC Agreement (as defined below in Note 8 — Commitments and Contingencies) does not preclude the Company from distributing the Reserve to unitholders. WWP JV LLC has appealed the Supreme Court’s ruling.

NEW YORK REIT LIQUIDATING LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(unaudited)

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

For the three months ended March 31, 2025, rent from Nomura Holdings America, Inc. (“Nomura”) represented 58.2% of the total cash rent at Worldwide Plaza. As of March 31, 2025, Nomura is the only tenant at Worldwide Plaza whose annualized cash rent represents greater than 10% of the total annualized cash rent at the property. Nomura has one termination option remaining and may exercise it for all or a portion of the tenant’s premise. The cancellation date is as of December 31, 2026, with a notice date of June 30, 2025. The termination, delinquency or non-renewal of Nomura’s tenancy would have a material effect on the Company’s operations. For the three months ended March 31, 2024, rent from Nomura and Cravath represented 29.4% and 48.1% of total annualized cash rent, respectively.

The lease with Cravath expired on August 31, 2024 and the space has not been re-leased. The expiration of this lease has had a material adverse effect on the Company’s operations.

See "Note 8 — Commitments and Contingencies" for a discussion of legal proceedings.

The amounts reflected in the following tables are based on the going concern basis financial information of Worldwide Plaza. Under liquidation accounting, equity investments are carried at net realizable value.

NEW YORK REIT LIQUIDATING LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(unaudited)

The condensed balance sheets as of March 31, 2025 and December 31, 2024 for Worldwide Plaza are as follows:

(In thousands)	March 31, 2025	December 31, 2024
Real estate assets, at cost	$851,193	$850,939
Less accumulated depreciation and amortization	(373,990)	(367,912)
Total real estate assets, net	477,203	483,027
Cash and cash equivalents	84,788	83,787
Restricted cash	19,169	19,042
Other assets	89,647	100,342
Total assets	$670,807	$686,198
Debt	$1,270,383	$1,266,858
Other liabilities	301,154	293,308
Total liabilities	1,571,537	1,560,166
Deficit	(900,730)	(873,968)
Total liabilities and deficit	$670,807	$686,198

The condensed statements of operations for the three months ended March 31, 2025 and 2024 for Worldwide Plaza are as follows:

	Three Months Ended
	March 31,
(In thousands)	2025	2024
Rental income	$20,566	$35,261
Operating expenses:
Operating expenses	19,115	15,962
Depreciation and amortization	6,609	6,765
Total operating expenses	25,724	22,727
Operating income (loss)	(5,158)	12,534
Interest expense	(21,569)	(21,121)
Net loss	$(26,727)	$(8,587)

Note 7 — Common Equity

As of March 31, 2025 and December 31, 2024, the Company had 16,791,769 Units outstanding. The Company expects to make periodic liquidating distributions out of cash flow distributions from our investment in Worldwide Plaza and ultimate sale of the Company's interest in Worldwide Plaza, subject to satisfying its liabilities and obligations, in lieu of regular monthly dividends. On January 31 2025, the Company declared a cash liquidating distribution of $4.15 per Unit payable to unitholders of record as of that date. Through March 31, 2025, the Company paid aggregate distributions equal to $65.98 per share/Unit. There can be no assurance as to the amount or timing of future liquidating distributions unitholders will receive.

Note 8 — Commitments and Contingencies

Litigation and Regulatory Matters

On December 28, 2022, the Company filed suit against WWP JV LLC captioned New York REIT Liquidating LLC v. WWP JV LLC (Del. Ch.). The Company sought declaratory relief that it is not bound by the LLC Agreement and that it is under no obligation to maintain the reserve of more than $90 million (the “Reserve”) that was established in 2017 in connection with a transaction between the Company’s subsidiary, ARC NYWWPJV001, LLC, and WWP JV LLC relating to a proposed investment in Worldwide Plaza, an office and retail mixed-use project located in midtown Manhattan. On May 11, 2023, the Delaware Court of Chancery issued a stay of the case, pending resolution of the New York litigation filed by the Company's subsidiary, ARC NYWWPJV001, LLC, as described below.

NEW YORK REIT LIQUIDATING LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(unaudited)

The Company’s subsidiary, ARC NYWWPJV001, LLC filed suit against WWP JV LLC on December 22, 2022. The suit is captioned ARC NYWWPJV001, LLC v. WWP JV LLC, (Sup. Ct. N.Y. County), and, on February 10, 2023, the Company was named as Counterclaim Defendant and Third-Party Defendant in such action. ARC NYWWPJV001, LLC sought declaratory relief that the LLC Agreement does not require it to fund certain disputed capital contributions that our joint venture partner contends exceed $82 million under the Third Amended and Restated Limited Liability Company Agreement of WWP Holdings, LLC (“LLC Agreement”) related to proposed capital improvements at Worldwide Plaza, because it is ARC NYWWPJV001, LLC's position that the initial budget as defined in the Membership Interest Purchase Agreement (the “Initial Budget”) expired at year end 2018 and the subject capital improvements would require a new Annual Budget (as defined in the LLC Agreement) that has received Board Approval (as defined in the LLC Agreement), which has not occurred. WWP JV LLC’s counterclaim against the Company sought declaratory relief that the Company must continue to maintain the Reserve until such time as a member of WWP Holdings, LLC issues a call notice for the Reserve under the LLC Agreement (the “Counterclaim”). WWP JV LLC’s third party claims against the Company asserted claims under various theories of tort and unjust enrichment and sought damages in excess of $90 million (the “Third Party Claims”). The Supreme Court dismissed the Third Party Claims against the Company on November 14, 2023. On February 4, 2025, the Supreme Court granted summary judgment in favor of ARC NYWWPJV001, LLC and the Company (“NY Summary Judgment Order”), declaring that the Initial Budget expired on December 31, 2018 and ARC NYWWPJV001, LLC does not have an obligation to fund capital expenditures pursuant to the Initial Budget, and that ARC NYWWPJV001, LLC and the Company have no obligation to maintain the Reserve and the LLC Agreement does not preclude them from distributing the Reserve to unitholders.

WWP JV LLC has appealed the NY Summary Judgment Order ("Appeal") to the Appellate Division, First Department ("Appellate Division") and has filed a motion for an interim stay of such order and a preliminary injunction seeking, among other relief, an order freezing the Reserve. The Appellate Division has entered a temporary restraining order freezing the Reserve pending determination of WWP JV LLC's motion requesting that such freeze be extended for the duration of the Appeal as well as alternative relief in the event the freeze is not so extended. The Company and ARC NYWWPJV001, LLC have opposed WWP JV LLC's motion to extend the freeze, contending there are no grounds to extend the freeze at all and, even if there were such grounds, the freeze should be partially lifted in order to permit the Company and ARC NYWWPJV001, LLC to access what remains of the Reserve in order to fund their operating expenses. It is the Company’s and ARC NYWWPJV001, LLC’s position that WWP JV LLC's pending motions, as well as the Appeal, the Counterclaim and Third Party Claims, are without merit. On March 18, 2025, WWP JV LLC filed a motion seeking sanctions against the Company and ARC NYWWPJV001, LLC arising from the Company's decision to distribute $69.7 million to unitholders on February 10, 2025.

If the Company is unsuccessful in lifting the temporary freeze of the Reserve, it could be rendered insolvent. In addition, if the Company is unsuccessful in receiving favorable declaratory judgments in the above-referenced actions or is unsuccessful in defending the claims therein, the Company may be required to contribute additional capital to the joint venture or face potential consequences under the LLC Agreement, such as dilution or loss of major decision rights. Additionally, if the temporary restraining order is not lifted, the Company will not be able to pay its ordinary course expenses for services such as required SEC filings and preparation and filing of required tax returns. As stated above, it is the Company's and ARC NYWWPJV001, LLC's position that the Counterclaim and the Third Party Claims are without merit and the Company and ARC NYWWPJV001, LLC vigorously dispute the Counterclaim and the Third Party Claims. The Company cannot predict and expresses no prediction as to the outcome of these matters. Therefore, the Company cannot estimate the range of any reasonably possible loss.

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

March 31, 2025

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

In connection with the adoption of liquidation accounting, the Company accrues costs it expects to incur through the end of liquidation. As of March 31, 2025 and December 31, 2024, the Company has accrued asset management fees and compensation reimbursements totaling $1.2 million payable to the Winthrop Advisor representing management’s estimate of future asset management fees to final liquidation, provided there is no assurance that the contract will continue to be extended at the same terms, if at all. This amount is included in estimated costs during liquidation.

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

The Company paid the Winthrop Advisor $0.3 million for each of the three months ended March 31, 2025 and 2024.

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

March 31, 2025

(unaudited)

Note 11 — Subsequent Events

The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q and determined that there have not been any events that have occurred that would require adjustments or disclosures in the consolidated financial statements.

NEW YORK REIT LIQUIDATING LLC

March 31, 2025

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements of New York REIT Liquidating LLC and the notes thereto. As used herein, the terms “Company,” “we,” “our” and “us” refer to New York REIT Liquidating LLC, and its consolidated subsidiaries and, as required by context to New York REIT, Inc., a Maryland corporation (the “Predecessor”), to New York Recovery Operating Partnership L.P., a Delaware limited partnership (the “OP”), and to their subsidiaries. References to the Company’s ownership, investment in, and rights and obligations and actions with respect to WWP Holdings LLC (“WWP”) or Worldwide Plaza refer to the interests, rights and obligations, and actions of the Company’s subsidiary ARC NYWWPJV001, LLC, except that references relating to the $90.7 million cash reserve established in 2017 from the proceeds of our sale of a 48.7% interest in Worldwide Plaza refer to an amount previously held by the Company and not by ARC NYWWPJV001, LLC. For example, statements such as “our sole remaining property-related asset is a 50.1% ownership interest in Worldwide Plaza,” “our interest in Worldwide Plaza”, “our joint venture partner in Worldwide Plaza”, and similar statements refer to ARC NYWWPJV001, LLC’s interests, activities, rights and obligations, and partner with respect to Worldwide Plaza.

Since March 8, 2017, we have been externally managed by Winthrop REIT Advisors, LLC (the “Winthrop Advisor”). Capitalized terms used herein but not otherwise defined have the meaning ascribed to those terms in “Part I—Financial Information” included in the notes to our consolidated financial statements and contained herein.

Forward-Looking Statements

Certain statements contained herein constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Our future results, financial condition and business may differ materially from those expressed in these forward-looking statements. You can find many of these statements by looking for words such as “approximates,” “believes,” “estimates,” “expects,” “anticipates,” “intends,” “plans,” “should,” “would,” “will,” “may” or similar expressions in this Quarterly Report on Form 10-Q. These forward-looking statements are subject to numerous assumptions, risks and uncertainties. Many of the factors that will determine these items are beyond our ability to control or predict. Factors that may cause actual results to differ materially from those contemplated by the forward-looking statements include, but are not limited to, public health crises, as well as those set forth in our Annual Report on Form 10-K for the year ended December 31, 2024 under “Forward-Looking Statements” and “Item 1A. Risk Factors,” as well as our other filings with the Securities and Exchange Commission (the “SEC”). For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. We expressly disclaim any responsibility to update forward-looking statements, whether as a result of new information, future events or otherwise. Accordingly, investors should use caution in relying on forward-looking statements, which are based on information, judgments and estimates at the time they are made, to anticipate future results or trends.

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

The Liquidation Plan provides for an orderly sale of the Predecessor's assets, payment of its liabilities and other obligations, and the winding down of operations and the dissolution of the Predecessor. Further, the Liquidation Plan provides for the same actions for the Company. We are no longer permitted to make any new investments except to make protective investments or advances with respect to our existing assets. We are permitted to satisfy any existing contractual obligations and pay for required tenant improvements and capital expenditures at our real estate property owned by the joint venture in which we own an interest.

In order to comply with applicable tax laws, the Predecessor converted into a limited liability company known as New York REIT Liquidating LLC. The conversion to the Company was approved by the stockholders on September 7, 2018 and became effective on

NEW YORK REIT LIQUIDATING LLC

March 31, 2025

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

Liquidation Plan

As of the date of this Quarterly Report on Form 10-Q, all of our property-related assets have been sold except our remaining interest in Worldwide Plaza. For purposes of liquidation accounting, our estimate of net assets in liquidation value assumes a sale of Worldwide Plaza at March 31, 2026, and is based on estimated cash flow projections utilizing appropriate discount and capitalization rates, as well as available market information and assumptions regarding capital expenditures. As of March 31, 2025, our estimated value of Worldwide Plaza is less than the outstanding debt balance on the property and therefore the carrying value of our investment in the joint venture represents our share of the undistributed cash held at the joint venture. While the actual timing of sale has not yet been determined and is subject to future events and uncertainties, we utilize a one-year hold in accordance with liquidation accounting. These estimates are subject to change based on the actual timing of the sale of our remaining interest in Worldwide Plaza and the actual cash distributions received from the property during our holding period. The net assets in liquidation of $42.0 million at March 31, 2025 are presented on an undiscounted basis.

The lease with Cravath expired on August 31, 2024, and net operating income was materially negatively impacted and is expected to continue to be materially negatively impacted until such time as the space can be re-leased. We will continue to monitor the market and adjust the net realizable value of the investment, if necessary, at each reporting period. The timing of the sale of the property, and the ultimate value we receive from the sale, are subject to change. We initially set aside approximately $90.7 million from the 2017 refinancing proceeds to cover our share of potential future leasing and capital costs at the property; as discussed in “Note 8 — Commitments and Contingencies.” On February 4, 2025, the Supreme Court granted summary judgment declaring the Company does not have the obligation to fund capital expenditures pursuant to the Initial Budget. The Company has no obligation to maintain the Reserve and the LLC Agreement does not preclude the Company from distributing the Reserve to unitholders. WWP JV LLC has

NEW YORK REIT LIQUIDATING LLC

March 31, 2025

appealed the Supreme Court’s ruling. The Delaware proceedings have been stayed, pending resolution of proceedings in New York initiated by the Company's subsidiary, ARC NYWWPJV001, LLC.

Current Activity

There were no property sales for the fiscal quarter ended March 31, 2025.

Temporary Restraining Order

As described in more detail in “Note 8 - Commitments and Contingencies,” we are party to a litigation that has resulted in a temporary restraining order which restricts our ability to make distributions to our unitholders and which may impact the Liquidation Plan. See the risk factor titled “If we are unsuccessful in lifting the temporary restraining orders that have frozen our cash reserves, we could be rendered insolvent” in our Annual Report on Form 10-K for the year ended December 31, 2024.

Liquidity and Capital Resources

As of March 31, 2025, we had cash and cash equivalents aggregating $19.3 million. Our total assets and undiscounted net assets in liquidation were $47.9 million and $42.0 million, respectively, at March 31, 2025. On February 10, 2025, the Company paid a cash liquidating distribution of $69.7 million to its unitholders.

Our principal demands for funds are to pay or fund operating expenses, capital expenditures and liquidating distributions to our unitholders. As the space previously leased by Cravath has not been re-leased, the property does not generate sufficient cash flow to satisfy debt service requirements, and the joint venture that owns Worldwide Plaza is currently restricted from making distributions of cash flow generated since the inception of the cash sweep under the terms of its indebtedness. The lender initiated a cash sweep in September 2023 and, as a result, all rent payments are being directed to the sweep account and the lender controls disbursements to cover operating expenditures, debt service, and capital improvements at Worldwide Plaza. Any excess funds are retained in a lender-controlled account to be utilized to cover future cash shortfalls at the property. The initiation of the cash sweep restricts the joint venture that owns Worldwide Plaza from making distributions of cash flow generated following the initiation of the sweep. The lease with Cravath expired on August 31, 2024 and interest on the mezzanine debt has not been paid since August 6, 2024. On September 13, 2024, ARC NYWWPJV001, LLC received a copy of a default notice to WWP Mezz, LLC, a subsidiary of WWP, as borrower under a $190.0 million mezzanine first loan, as a result of failure by the borrower to make a required interest payment of $0.8 million under the loan agreement. The borrower has entered into a loan modification agreement with the senior lender through July 1, 2025, clarifying the utilization of the cash sweep reserve and other reserves held by the lender. The cash sweep will continue until such time as specific leasing conditions have been met or an amount equal to approximately $42.3 million has been deposited into an account to fund lease commissions and tenant improvements. We are party to a litigation that has resulted in a temporary restraining order which restricts our ability to make distributions to our unitholders and which may impact the Liquidation Plan. If the temporary restraining order is not lifted, the Company will not be able to pay its ordinary course expenses for services such as required SEC filings and preparation and filing of required tax returns and we will not be able to make liquidating distributions to our unitholders.

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

NEW YORK REIT LIQUIDATING LLC

March 31, 2025

Other Sources of Funds

None.

Principal Use of Funds

Capital Expenditures

As of March 31, 2025, we owned a 50.1% interest in the joint venture that owns Worldwide Plaza. In connection with the leasing of the property, the joint venture entered into agreements with its tenants to provide allowances for tenant improvements. These allowances require the joint venture to fund capital expenditures up to amounts specified in the lease agreements. Our share of capital expenditures for the three months ended March 31, 2025 was funded from property cash flow.

We initially set aside approximately $90.7 million from the 2017 refinancing proceeds to cover our share of potential future leasing and capital costs at the property; as discussed in “Note 8 — Commitments and Contingencies.” On February 4, 2025, the Supreme Court granted summary judgment declaring the Company does not have the obligation to fund capital expenditures pursuant to the Initial Budget. The Company has no obligation to maintain the Reserve and the LLC Agreement does not preclude the Company from distributing the Reserve to unitholders. WWP JV LLC has appealed the Supreme Court’s ruling. The Delaware proceedings have been stayed, pending resolution of proceedings in New York initiated by the Company's subsidiary, ARC NYWWPJV001, LLC.

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

Loan Obligations

We have no consolidated mortgage notes payable as of March 31, 2025.

As of March 31, 2025, we had $601.2 million of unconsolidated mortgage debt reflecting our pro rata share of Worldwide Plaza's total mortgage debt of $1.2 billion which is non-recourse to us. The Worldwide Plaza mortgage debt matures in November 2027 and requires monthly interest-only payments. Operating cash flow at the property was sufficient to cover the monthly debt service payments through August 2024. The lease with Cravath expired on August 31, 2024 and operating cash flow at the property is no longer sufficient to cover property operations and debt service payments. Interest on the Worldwide Plaza mezzanine debt has not been paid since August 6, 2024. On September 13, 2024, ARC NYWWPJV001, LLC received a copy of a default notice to WWP Mezz, LLC, a subsidiary of WWP, as borrower under a $190.0 million mezzanine first loan, as a result of failure by the borrower to make a required interest payment of $0.8 million under the loan agreement. The borrower has entered into a loan modification agreement with the senior lender through July 1, 2025, clarifying the utilization of the cash sweep reserve and other reserves held by the lender.

Cash Flows

Our level of liquidity based upon cash and cash equivalents and restricted cash decreased by approximately $72.4 million from $91.7 million at December 31, 2024 to $19.3 million at March 31, 2025.

The holders of shares of common stock of the Predecessor approved the Liquidation Plan on January 3, 2017, and we adopted the liquidation basis of accounting effective January 1, 2017. We did not make any acquisitions in new investments during 2024 or the three months ended March 31, 2025, and, in accordance with the Liquidation Plan, no further acquisitions are expected. We distributed $69.7 million of non-operating cash and had no sources of non-operating cash for the three months ended March 31, 2025.

Contractual Obligations

We did not have any contractual debt or lease obligations as of March 31, 2025.

NEW YORK REIT LIQUIDATING LLC

March 31, 2025

Comparability of Financial Data from Period to Period

Results of Operations

As a result of the expiration of the Cravath lease, we have experienced a significant decrease in occupancy and rental revenue at Worldwide Plaza.

Occupancy and Leasing

As of March 31, 2025, Worldwide Plaza was 62.8% leased, compared to 91.5% as of March 31, 2024. The lease with Cravath expired on August 31, 2024. This vacancy will have a material adverse effect on Worldwide Plaza’s operations until such time as the space has been re-leased.

Changes in Net Assets in Liquidation

Net assets in liquidation are calculated based on estimates of future cash inflows and less estimates of future cash outflows. Net assets in liquidation decreased by $72.5 million during the three months ended March 31, 2025. The decrease was primarily related to $69.7 million of liquidating distributions to unitholders, as well as legal fees being higher than originally estimated and a reduction in future estimated interest income to be earned on cash and cash equivalents. The decrease was offset by an increase of $0.2 million in the estimated liquidation value of the Company’s investment in Worldwide Plaza resulting from interest earned on undistributed funds held at the joint venture.

Net assets in liquidation decreased by $2.9 million during the three months ended March 31, 2024. The decrease was primarily due to legal fees being higher than originally estimated. This was partially offset by an increase of estimated interest income to be earned on cash and cash equivalents and by an increase of $0.3 million in the estimated liquidation value of the Company’s investment in Worldwide Plaza resulting from interest earned on undistributed funds held at the joint venture.

Net assets in liquidation at March 31, 2025, which are presented on an undiscounted basis, include Worldwide Plaza value based on estimated cash flow projections utilizing appropriate discount and capitalization rates as well as available market information and assumptions regarding capital expenditures in the accompanying consolidated financial statements, assuming we dispose of our investment in the next 12 months, resulting in estimated future liquidating distributions of approximately $2.50 per Unit. This estimate of liquidating distributions includes projections of costs and expenses to be incurred during the next 12 months and costs to dispose of the Company’s remaining investment in WWP. As of March 31, 2025, our estimated value of Worldwide Plaza is less than the outstanding debt balance on the property and therefore the carrying value of our investment in the joint venture represents our share of the undistributed cash held at the joint venture. While the actual timing of sale has not yet been determined and is subject to future events and uncertainties, we utilize a one-year hold in accordance with liquidation accounting.

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

NEW YORK REIT LIQUIDATING LLC

March 31, 2025

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

Under liquidation accounting, the investment in unconsolidated joint venture is recorded at its liquidation value, or net realizable value, comprised of an estimate of the expected sale proceeds upon disposition plus the estimated net cash flow to be received from the venture during the liquidation period. We evaluate the net realizable value of our unconsolidated joint venture at each reporting period. Any changes in net realizable value will be reflected as a change in our net assets in liquidation. The liquidation value of our remaining investment in Worldwide Plaza at March 31, 2025 is based on estimated cash flow projections utilizing appropriate discount and capitalization rates as well as available market information and assumptions regarding capital expenditures assuming we dispose of our investment in the next 12 months. As of March 31, 2025, our estimated value of Worldwide Plaza is less than the outstanding debt balance on the property and therefore the carrying value of our investment in the joint venture represents our share of the undistributed cash held at the joint venture. While the actual timing of sale has not yet been determined and is subject to future events and uncertainties, we utilize a one-year hold in accordance with liquidation accounting.

Recent Accounting Pronouncement

There are no new accounting pronouncements that are applicable or relevant to the Company under the liquidation basis of accounting.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2025, we had $601.2 million of unconsolidated mortgage debt reflecting our pro rata share of Worldwide Plaza’s total mortgage debt of $1.2 billion which is non-recourse to us. This debt consisted of fixed-rate secured mortgage notes payable. Changes in market interest rates have no impact on interest due on the notes, however it may impact our ability to sell or refinance the property.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure.

As of March 31, 2025, an evaluation was performed under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of March 31, 2025.

NEW YORK REIT LIQUIDATING LLC

March 31, 2025

Other Matters

There have been no changes in our internal control over financial reporting during the most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

NEW YORK REIT LIQUIDATING LLC

March 31, 2025

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

On December 28, 2022, the Company filed suit against WWP JV LLC captioned New York REIT Liquidating LLC v. WWP JV LLC, (Del. Ch.). The Company sought declaratory relief that it is not bound by the LLC Agreement and that it is under no obligation to maintain the reserve of more than $90 million (the “Reserve”) which was established in 2017 in connection with a transaction between the Company’s subsidiary, ARC NYWWPJV001, LLC, and WWP JV LLC relating to WWP JV LLC's proposed investment in Worldwide Plaza, an office and retail mixed-use project located in midtown Manhattan. On May 11, 2023, the Delaware Court of Chancery stayed the case pending resolution of the New York litigation initiated by the Company's subsidiary, ARC NYWWPJV001, LLC, as described below.

The Company’s subsidiary, ARC NYWWPJV001, LLC filed suit against WWP JV LLC on December 22, 2022. The suit is captioned ARC NYWWPJV001, LLC v. WWP JV LLC, (Sup. Ct. N.Y. County), and, on February 10, 2023, the Company was named as Counterclaim Defendant and Third-Party Defendant in such action. ARC NYWWPJV001, LLC sought declaratory relief that the LLC Agreement does not require it to fund certain disputed capital contributions that our joint venture partner contends exceed $82 million under the Third Amended and Restated Limited Liability Company Agreement of WWP Holdings, LLC (“LLC Agreement”) related to proposed capital improvements at Worldwide Plaza, because it is ARC NYWWPJV001, LLC's position that the initial budget as defined in the Membership Interest Purchase Agreement, (the “Initial Budget”) expired at year end 2018 and the subject capital improvements would require a new Annual Budget (as defined in the LLC Agreement) that has received Board Approval (as defined in the LLC Agreement), which has not occurred. WWP JV LLC’s counterclaim against the Company sought declaratory relief that the Company must continue to maintain the Reserve until such time as a member of WWP Holdings, LLC issues a call notice for the Reserve under the LLC Agreement (the “Counterclaim”). WWP JV LLC’s third party claims against the Company asserted claims under various theories of tort, and unjust enrichment and sought damages in excess of $90 million (the “Third Party Claims”). The Supreme Court, New York County (“Supreme Court”) dismissed the Third Party Claims against the Company on November 14, 2023. On February 4, 2025, the Supreme Court granted summary judgment in favor of ARC NYWWPJV001, LLC and the Company (“NY Summary Judgment Order”), declaring that the Initial Budget expired on December 31, 2018 and ARC NYWWPJV001, LLC does not have an obligation to fund capital expenditures pursuant to the Initial Budget, and that ARC NYWWPJV001, LLC and the Company have no obligation to maintain the Reserve and the LLC Agreement does not preclude them from distributing the Reserve to unitholders.

WWP JV LLC has appealed the NY Summary Judgment Order ("Appeal") to the Appellate Division, First Department ("Appellate Division") and has filed a motion for an interim stay of such order and a preliminary injunction seeking, among other relief, an order freezing the Reserve. The Appellate Division has entered temporary restraining order freezing the Reserve pending determination of WWP JV LLC's motion requesting that such freeze be extended for the duration of the Appeal as well as alternative relief in the event the freeze is not so extended. The Company and ARC NYWWPJV001, LLC have opposed WWP JV LLC's motion to extend the freeze, contending there are no grounds to extend the freeze at all and, even if there were such grounds, the freeze should be partially lifted in order to permit the Company and ARC NYWWPJV001, LLC to access what remains of the Reserve in order to fund their operating expenses. It is the Company’s and ARC NYWWPJV001, LLC’s position that WWP JV LLC's pending motions, as well as the Appeal, the Counterclaim and Third Party Claims, are without merit. On March 18, 2025, WWP JV LLC filed a motion seeking sanctions against the Company and ARC NYWWPJV001, LLC arising from the Company's decision to distribute $69.7 million to unitholders on February 10, 2025.

If the Company is unsuccessful in lifting the temporary freeze of the Reserve, it could be rendered insolvent. In addition, if the Company is unsuccessful in receiving favorable declaratory judgments in the above-referenced actions or is unsuccessful in defending the claims therein, the Company may be required to contribute additional capital to the joint venture or face potential consequences under the LLC Agreement, such as dilution or loss of major decision rights. Additionally, if the temporary restraining order is not lifted, the Company will not be able to pay its ordinary course expenses for services such as required SEC filings and preparation and filing of required tax returns. As stated above, it is the Company's and ARC NYWWPJV001, LLC's position that the Counterclaim and the Third Party Claims are without merit and the Company and ARC NYWWPJV001, LLC vigorously dispute the Counterclaim and the Third Party Claims. The Company cannot predict and expresses no prediction as to the outcome of these matters. Therefore, the Company cannot estimate the range of any reasonably possible loss.

Except as set forth above and described in “Note 8 — Commitments and Contingencies” of our notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q, as of the end of the period covered by this Quarterly Report on Form 10-Q, we are not a party to, and none of our properties are subject to, any material pending legal proceedings.

NEW YORK REIT LIQUIDATING LLC

March 31, 2025

Item 1A. Risk Factors.

There have been no material changes to the risk factors previously disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits listed on the Exhibit Index are included, or incorporated by reference, in this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 (and are numbered in accordance with Item 601 of Regulation S-K).

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

Date: May 15, 2025