Form 10-Q
period 2025-06-30
New York REIT Liquidating LLC
filed 2025-08-13
CIK 1474464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

As of August 12, 2025 there were 16,791,769 Units outstanding.

Documents incorporated by reference: None

* New York REIT Liquidating LLC is the successor in interest to New York REIT, Inc. and files reports under the Commission file number for New York REIT, Inc.

NEW YORK REIT LIQUIDATING LLC

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

NEW YORK REIT LIQUIDATING LLC

FORM 10-Q JUNE 30, 2025

CONSOLIDATED STATEMENTS OF NET ASSETS

(Liquidation Basis)

(Unaudited, in thousands)

	June 30, 2025	December 31, 2024
Assets
Investment in unconsolidated joint venture	$28,774	$28,366
Cash and cash equivalents	16,725	1,042
Restricted cash	—	90,693
Total Assets	45,499	120,101
Liabilities
Liability for estimated costs in excess of estimated receipts during liquidation	3,180	2,848
Accounts payable, accrued expenses and other liabilities	1,431	2,790
Total Liabilities	4,611	5,638
Commitments and Contingencies
Net assets in liquidation	$40,888	$114,463

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEW YORK REIT LIQUIDATING LLC

FORM 10-Q JUNE 30, 2025

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(Liquidation Basis)

(Unaudited, in thousands)

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Net assets in liquidation, beginning of period	$41,987	$120,157	$114,463	$123,048
Changes in net assets in liquidation:
Changes in liquidation value of investment in unconsolidated joint venture	186	334	408	629
Remeasurement of assets and liabilities	(1,285)	(1,790)	(4,297)	(4,976)
Net changes in liquidation value	(1,099)	(1,456)	(3,889)	(4,347)
Liquidating distributions to unitholders	—	—	(69,686)	—
Changes in net assets in liquidation	(1,099)	(1,456)	(73,575)	(4,347)
Net assets in liquidation, end of period	$40,888	$118,701	$40,888	$118,701

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEW YORK REIT LIQUIDATING LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

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

As of June 30, 2025, the Company’s only significant assets are a 50.1% equity interest in WWP, which owns one property, known as Worldwide Plaza, aggregating 2.0 million rentable square feet with an occupancy of 62.8% as of June 30, 2025, and cash and cash equivalents totaling $16.7 million. The property consists of office space, retail space and a garage representing 88%, 5% and 7%, respectively, of rentable square feet as of June 30, 2025.

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

June 30, 2025

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

Liquidation Basis of Accounting

As a result of the approval of the Liquidation Plan by the stockholders, the Company adopted the liquidation basis of accounting as of January 1, 2017 and for the periods subsequent to December 31, 2016 in accordance with GAAP. Accordingly, on January 1, 2017, the carrying value of the Company’s assets were adjusted to their liquidation value, which represented the estimated amount of cash that the Company expected to collect on disposal of assets as it carried out its liquidation activities under the Liquidation Plan. All properties have been sold except the remaining interest in Worldwide Plaza. For purposes of liquidation accounting, which requires estimating go-forward revenues and expenses including net sale proceeds, the Company’s estimate of net assets in liquidation value assumes a sale of Worldwide Plaza at June 30, 2026, which is the end of our current projected liquidation period as discussed below. As of June 30, 2025, our estimated value of Worldwide Plaza is less than the outstanding debt balance on the property and therefore the carrying value of our investment in the joint venture represents our share of the undistributed cash held at the joint venture. While the actual timing of sale has not yet been determined and is subject to future events and uncertainties, we utilize a one-year hold in accordance with liquidation accounting. These estimates are subject to change based on the actual timing of sale of the Company’s remaining property.

Liabilities are carried at their contractual amounts due as adjusted for the timing and other assumptions related to the liquidation process.

The Company accrues costs and revenues that it expects to incur and earn as it carries out its liquidation activities through the end of the projected liquidation period to the extent it has a reasonable basis for estimation. Under the liquidation basis of accounting, it is

NEW YORK REIT LIQUIDATING LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

(unaudited)

generally accepted that the period of time to assume a reasonable basis for estimation would not exceed one year from the reporting date. As such, our current projected liquidation period ends on June 30, 2026. Estimated costs expected to be incurred through the end of the liquidation period include corporate overhead costs associated with satisfying known and contingent liabilities and other costs associated with the winding down and dissolution of the Company, including litigation costs. Revenues are based on current interest rate assumptions. These amounts are classified as a net asset for estimated receipts in excess of estimated costs during liquidation on the Consolidated Statements of Net Assets. Actual costs and revenues may differ from amounts reflected in the consolidated financial statements due to the inherent uncertainty in estimating future events. These differences may be material. See Note 4 for further discussion. Actual costs incurred but unpaid as of June 30, 2025 and December 31, 2024 are included in accounts payable, accrued expenses and other liabilities on the Consolidated Statements of Net Assets.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and consolidated joint venture arrangements in which the Company has controlling financial interests, either through voting or similar rights or by means other than voting rights if the Company is the primary beneficiary of a variable interest entity (“VIE”). The portions of any consolidated joint venture arrangements not owned by the Company would be presented as noncontrolling interests. There were no consolidated joint venture arrangements at June 30, 2025 and December 31, 2024. All inter-company accounts and transactions have been eliminated in consolidation.

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

NEW YORK REIT LIQUIDATING LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

(unaudited)

The investment in the unconsolidated joint venture is recorded at its liquidation value, or net realizable value, which is comprised of an estimate of the expected sale proceeds upon disposition plus the estimated net cash flow from the venture during the liquidation period. The Company evaluates the net realizable value of its unconsolidated joint venture at each reporting period. Any changes in net realizable value will be reflected as a change in the Company’s net assets in liquidation. The liquidation value of the Company’s remaining investment in Worldwide Plaza as of June 30, 2025 and December 31, 2024 includes the Company's proportionate share in Worldwide Plaza's net assets which include a property value based on estimated cash flow projections utilizing appropriate discount and capitalization rates as well as available market information and assumptions regarding capital expenditures. As of June 30, 2025 and December 31, 2024, the Company's estimated value of Worldwide Plaza is less than the outstanding debt balance on the property and therefore the carrying value of the Company's investment in the joint venture represents the Company's share of the undistributed cash held at the joint venture. While the actual timing of sale has not yet been determined and is subject to future events and uncertainties, the Company utilizes a one-year hold in accordance with liquidation accounting.

Restricted Cash

At June 30, 2025, the Company did not have restricted cash. At December 31, 2024, management included in restricted cash $90.7 million which had been reserved either for potential capital improvement work at Worldwide Plaza, should the Company elect to contribute, or to be paid as a liquidating distribution to unitholders.

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

As of June 30, 2025, the Predecessor had no material uncertain income tax positions. The tax years subsequent to and including the year ended December 31, 2021 remain open to examination by the major taxing jurisdictions to which the Company and the Predecessor is subject.

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

NEW YORK REIT LIQUIDATING LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

(unaudited)

for operating expenses, interest earned on cash and cash equivalents and restricted cash and the costs associated with the winding down of operations. These costs are estimated and are anticipated to be paid out over the liquidation period.

At June 30, 2025 and December 31, 2024, the Company accrued the following net receipts/(costs) expected to be incurred during liquidation (in thousands):

	June 30, 2025	December 31, 2024
Interest income	$558	$960
General and administrative expenses	(3,738)	(3,808)
Total liability for estimated costs in excess of estimated receipts during liquidation	$(3,180)	$(2,848)

The change in estimated costs and estimated receipts during liquidation for the six months ended June 30, 2025 and 2024 is as follows (in thousands):

	January 1, 2025	Net Change in Working Capital (1)	Remeasurement of Assets and Liabilities	June 30, 2025
Assets:
Estimated inflows of interest income	$960	$(1,027)	$625	$558
Liabilities:
General and administrative expenses	(3,808)	4,992	(4,922)	(3,738)
Total liability for estimated costs in excess of estimated receipts during liquidation	$(2,848)	$3,965	$(4,297)	$(3,180)

	January 1, 2024	Net Change in Working Capital (1)	Remeasurement of Assets and Liabilities	June 30, 2024
Assets:
Estimated inflows of interest income	$4,750	$(2,503)	$2,288	$4,535
Liabilities:
General and administrative expenses	(3,268)	7,052	(7,264)	(3,480)
Total asset for estimated receipts in excess of estimated costs during liquidation	$1,482	$4,549	$(4,976)	$1,055

(1)
Represents changes in cash, restricted cash, accounts receivable, accounts payable and accrued expenses as a result of the Company’s operating activities for the six months ended June 30, 2025 and 2024.

Note 5 — Net Assets in Liquidation

Net assets in liquidation are calculated based on estimates of future cash inflows and less estimates of future cash outflows.

Net assets in liquidation decreased by $1.1 million during the three months ended June 30, 2025. The decrease was primarily due to legal fees being higher than originally estimated and a reduction in future estimated interest income to be earned on cash and cash equivalents. The decrease was offset by an increase of $0.2 million in the estimated liquidation value of the Company’s investment in Worldwide Plaza resulting from interest earned on undistributed funds held at the joint venture.

Net assets in liquidation decreased by $73.6 million during the six months ended June 30, 2025. The decrease was primarily due to $69.7 million of liquidating distributions to unitholders as well as legal fees being higher than originally estimated. The decrease was partially offset by an increase of $0.4 million in the estimated liquidation value of the Company’s investment in Worldwide Plaza resulting from interest earned on undistributed funds held at the joint venture.

NEW YORK REIT LIQUIDATING LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

(unaudited)

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

The net assets in liquidation at June 30, 2025, presented on an undiscounted basis, include the Company’s proportionate share in Worldwide Plaza’s net assets which include a property value based on estimated cash flow projections utilizing appropriate discount and capitalization rates as well as available market information. The estimated cash flow projections, which include minimal future capital investment, were negatively impacted by elevated interest rates which affected projections of terminal capitalization rates, inflation, uncertainty of the timing of market recovery and continued lack of transactions in the market for office buildings, especially in the New York City market, and result in a property value below Worldwide Plaza’s current debt balance.

There were 16,791,769 Units outstanding at June 30, 2025. The net assets in liquidation as of June 30, 2025, if sold at their net asset value, would result in liquidating distributions of approximately $2.44 per Unit. The net assets in liquidation as of June 30, 2025 of $40.9 million, if sold at the net asset value, plus the cumulative liquidating distributions paid to stockholders of $1.1 billion ($65.98 per common share/Unit) prior to June 30, 2025 would result in cumulative liquidating distributions to stockholders/unitholders of $68.42 per Unit. There is inherent uncertainty with these estimates, and they could change materially based on the timing of the sale of the Company’s remaining asset, the performance of the underlying asset and any changes in the underlying assumptions of the estimated cash flows.

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

On October 18, 2017, the Predecessor sold a 48.7% interest in Worldwide Plaza to WWP JV LLC, a joint venture managed by SL Green Realty Corp. and RXR Realty LLC based on an estimated underlying property value of $1.725 billion. In conjunction with the equity sale, there was a concurrent $1.2 billion refinancing of the existing Worldwide Plaza debt. The Predecessor received cash at closing of approximately $446.5 million from the sale and excess proceeds from the financing, net of closing costs which included $108.3 million of defeasance and prepayment costs. The new debt on Worldwide Plaza bears interest at a blended rate of approximately 3.98% per annum, requires monthly payments of interest only and matures in November 2027. As the space previously leased by Cravath, Swaine & Moore, LLP (“Cravath”) has not been re-leased, the property does not generate sufficient cash flow to satisfy debt service requirements. The lender initiated a cash sweep in September 2023 and, as a result, all rent payments are being directed to the sweep account and the lender controls disbursements to cover operating expenditures and capital improvements at Worldwide Plaza. The initiation of the cash sweep restricts the joint venture that owns Worldwide Plaza from making distributions of cash flow generated following the initiation of the sweep. The lease with Cravath expired on August 31, 2024 and interest on the mezzanine debt has not been paid since August 6, 2024. On September 13, 2024, ARC NYWWPJV001, LLC received a copy of a default notice to WWP Mezz, LLC, a subsidiary of WWP, as borrower under a $190.0 million mezzanine first loan, as a result of failure by the borrower to make a required interest payment of $0.8 million under the loan agreement. The borrower entered into a loan modification agreement with the senior lender through July 1, 2025, clarifying the utilization of the cash sweep reserve and other reserves held by the lender. As of July 1, 2025, the senior loan and the mezzanine loans are in payment default. The modification agreement had not been extended as of the date of this report.

NEW YORK REIT LIQUIDATING LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

(unaudited)

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

For the six months ended June 30, 2025, rent from Nomura Holdings America, Inc. (“Nomura”) represented 58.5% of the total cash rent at Worldwide Plaza. As of June 30, 2025, Nomura is the only tenant at Worldwide Plaza whose annualized cash rent represents greater than 10% of the total annualized cash rent at the property. On June 25, 2025, Nomura elected to exercise its termination right for the entire 16th and entire 24th floors, aggregating approximately 75 thousand square feet, effective January 1, 2027. Nomura will be required to pay an early termination fee to effectuate the termination which will be held in a lender-controlled account. The lease for Nomura’s remaining approximately 630 thousand square feet expires September 30, 2033 with no remaining early termination rights. The termination, delinquency or non-renewal of Nomura’s remaining tenancy would have a material effect on the Company’s operations. For the six months ended June 30, 2024, rent from Nomura and Cravath represented 29.4% and 48.0% of total annualized cash rent, respectively.

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

NEW YORK REIT LIQUIDATING LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

(unaudited)

The condensed balance sheets as of June 30, 2025 and December 31, 2024 for Worldwide Plaza are as follows:

(In thousands)	June 30, 2025	December 31, 2024
Real estate assets, at cost	$852,495	$850,939
Less accumulated depreciation and amortization	(379,368)	(335,319)
Total real estate assets, net	473,127	515,620
Cash and cash equivalents	97,122	83,787
Restricted cash	7,256	19,042
Other assets	76,390	99,157
Total assets	$653,895	$717,606
Debt	$1,347,321	$1,266,858
Other liabilities	232,525	293,308
Total liabilities	1,579,846	1,560,166
Deficit	(925,951)	(842,560)
Total liabilities and deficit	$653,895	$717,606

The condensed statements of operations for the three and six months ended June 30, 2025 and 2024 for Worldwide Plaza are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2025	2024	2025	2024
Rental income	$19,025	$35,542	$38,825	$70,803
Operating expenses:
Operating expenses	16,527	16,105	34,883	32,067
Depreciation and amortization	7,405	5,274	12,522	10,547
Total operating expenses	23,932	21,379	47,405	42,614
Operating income (loss)	(4,907)	14,163	(8,580)	28,189
Interest expense	(21,803)	(21,216)	(43,372)	(42,337)
Net loss	$(26,710)	$(7,053)	$(51,952)	$(14,148)

Note 7 — Common Equity

As of June 30, 2025 and December 31, 2024, the Company had 16,791,769 Units outstanding. The Company expects to make periodic liquidating distributions out of cash flow distributions from our investment in Worldwide Plaza and ultimate sale of the Company's interest in Worldwide Plaza, subject to satisfying its liabilities and obligations, in lieu of regular monthly dividends. On January 31 2025, the Company declared a cash liquidating distribution of $4.15 per Unit payable to unitholders of record as of that date. Through June 30, 2025, the Company paid aggregate distributions equal to $65.98 per share/Unit. There can be no assurance as to the amount or timing of future liquidating distributions unitholders will receive.

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

NEW YORK REIT LIQUIDATING LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

(unaudited)

The Company’s subsidiary, ARC NYWWPJV001, LLC filed suit against WWP JV LLC on December 22, 2022. The suit is captioned ARC NYWWPJV001, LLC v. WWP JV LLC, (Sup. Ct. N.Y. County), and, on February 10, 2023, the Company was named as Counterclaim Defendant and Third-Party Defendant in such action. ARC NYWWPJV001, LLC sought declaratory relief that the LLC Agreement does not require it to fund certain disputed capital contributions that our joint venture partner contends exceed $82 million under the Third Amended and Restated Limited Liability Company Agreement of WWP Holdings, LLC (“LLC Agreement”) related to proposed capital improvements at Worldwide Plaza, because it is ARC NYWWPJV001, LLC's position that the initial budget as defined in the Membership Interest Purchase Agreement (the “Initial Budget”) expired at year end 2018 and the subject capital improvements would require a new Annual Budget (as defined in the LLC Agreement) that has received Board Approval (as defined in the LLC Agreement), which has not occurred. WWP JV LLC’s counterclaim against the Company sought declaratory relief that the Company must continue to maintain the Reserve until such time as a member of WWP Holdings, LLC issues a call notice for the Reserve under the LLC Agreement (the “Counterclaim”). WWP JV LLC’s third party claims against the Company asserted claims under various theories of tort and unjust enrichment and sought damages in excess of $90 million (the “Third Party Claims”). The Supreme Court dismissed the Third Party Claims against the Company on November 14, 2023. On February 4, 2025, the Supreme Court granted summary judgment in favor of ARC NYWWPJV001, LLC and the Company (“NY Summary Judgment Order”), declaring that the Initial Budget expired on December 31, 2018 and ARC NYWWPJV001, LLC does not have an obligation to fund capital expenditures pursuant to the Initial Budget, and that ARC NYWWPJV001, LLC and the Company have no obligation to maintain the Reserve and the LLC Agreement does not preclude them from distributing the Reserve to unitholders. On February 10, 2025, the Company distributed $69.7 million to unitholders from the account holding the Reserve. On March 18, 2025, WWP JV LLC filed a motion seeking sanctions against the Company and ARC NYWWPJV001, LLC arising from the Company’s decision to distribute $69.7 million to unitholders (“Sanctions Motion”). The Company and ARC NYWWPJV001, LLC opposed the Sanctions Motion and the Supreme Court subsequently denied such motion on May 21, 2025.

WWP JV LLC appealed the NY Summary Judgment Order ("Appeal") to the Appellate Division, First Department ("Appellate Division") and submitted a series of several motions for an interim stay of such order and a preliminary injunction seeking, among other relief, an order freezing the Reserve, the first of which motions was accepted by the Appellate Division for filing on February 10, 2025. The Company and ARC NYWWPJV001, LLC opposed WWP JV LLC’s serial motions. On April 30, 2025, the Appellate Division entered an injunction freezing the Reserve on an interim basis and later extended the freeze for the duration of the Appeal. The Company and ARC NYWWPJV001, LLC subsequently filed a motion to partially lift the freeze in order to permit the Company and ARC NYWWPJV001, LLC to access what remains of the Reserve in order to fund their operating expenses.

On July 31, 2025, the Appellate Division denied the Company’s motion for relief from the injunction freezing the Reserve and for leave to appeal such issue to the New York Court of Appeals. As a result, since April 30, 2025, the Company has been and will continue to be unable to pay its ordinary course expenses, including payments to the Board, the Winthrop Advisor and the Company’s auditors and legal counsel in connection with required SEC filings and the preparation and filing of required tax returns, among other business activities. Additionally, if the Company is unsuccessful in receiving favorable declaratory judgments in the above-referenced actions or is unsuccessful in defending the claims therein, the Company may be required to contribute additional capital to the joint venture or face potential consequences under the LLC Agreement, such as dilution or loss of major decision rights. These circumstances could ultimately render the Company insolvent.

The Company and ARC NYWWPJV001, LLC maintain that the Counterclaim and the Third Party Claims, as well as WWP JV LLC’s serial motions, are without merit and continue to vigorously dispute these claims. They may also consider further appeals for relief from the injunction freezing the Reserve. However, the Company cannot predict the outcome of these matters and, accordingly, cannot estimate the range of any reasonably possible loss.

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

NEW YORK REIT LIQUIDATING LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

(unaudited)

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

In connection with the adoption of liquidation accounting, the Company accrues costs it expects to incur through the end of liquidation. As of June 30, 2025 and December 31, 2024, the Company has accrued asset management fees and compensation reimbursements totaling $1.2 million payable to the Winthrop Advisor representing management’s estimate of future asset management fees to final liquidation, provided there is no assurance that the contract will continue to be extended at the same terms, if at all. This amount is included in estimated costs during liquidation.

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

The Company incurred fees payable to the Winthrop Advisor of $0.3 million for each of the three months ended June 30, 2025 and 2024 and $0.6 million for each of the six months ended June 30, 2025 and 2024. As of June 30, 2025, the Company owed the Winthrop Advisor $0.1 million which was included in accounts payable, accrued expenses and other liabilities.

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

June 30, 2025

(unaudited)

As a result of these relationships, the Company is dependent upon the Winthrop Advisor and its affiliates. In the event that these companies are unable to provide the Company with the respective services, the Company will be required to find alternative providers of these services.

Note 11 — Subsequent Events

Subsequent events that require disclosure in the consolidated financial statements are discussed in detail in “Note 6 - Investment in Unconsolidated Joint Venture” and “Note 8 - Commitments and Contingencies”. The Company has evaluated subsequent events through the filing date of this Quarterly Report on Form 10-Q and determined that there have not been any events that have occurred that would require adjustments or disclosures in the consolidated financial statements except as referenced above.

NEW YORK REIT LIQUIDATING LLC

June 30, 2025

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

Temporary Restraining Order

As described in more detail in “Legal Proceedings” in Part 2, Item 1 and “Note 8 - Commitments and Contingencies”, we are party to a litigation that has resulted in a temporary restraining order which restricts our ability to pay our ordinary course expenses and make distributions to our unitholders and which may impact the Liquidation Plan (as defined below). See the risk factor titled “We have to date been unsuccessful in lifting the temporary restraining order that has frozen our cash reserves” below.

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

NEW YORK REIT LIQUIDATING LLC

June 30, 2025

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

Liquidation Plan

As of the date of this Quarterly Report on Form 10-Q, all of our property-related assets have been sold except our remaining interest in Worldwide Plaza. For purposes of liquidation accounting, our estimate of net assets in liquidation value assumes a sale of Worldwide Plaza at June 30, 2026, and is based on estimated cash flow projections utilizing appropriate discount and capitalization rates, as well as available market information and assumptions regarding capital expenditures. As of June 30, 2025, our estimated value of Worldwide Plaza is less than the outstanding debt balance on the property and therefore the carrying value of our investment in the joint venture represents our share of the undistributed cash held at the joint venture. While the actual timing of sale has not yet been determined and is subject to future events and uncertainties, we utilize a one-year hold in accordance with liquidation accounting. These estimates are subject to change based on the actual timing of the sale of our remaining interest in Worldwide Plaza and the actual cash distributions received from the property during our holding period. The net assets in liquidation of $40.9 million at June 30, 2025 are presented on an undiscounted basis.

The lease with Cravath expired on August 31, 2024, and net operating income was materially negatively impacted and is expected to continue to be materially negatively impacted until such time as the space can be re-leased. We will continue to monitor the market

NEW YORK REIT LIQUIDATING LLC

June 30, 2025

and adjust the net realizable value of the investment, if necessary, at each reporting period. The timing of the sale of the property, and the ultimate value we receive from the sale, are subject to change. We initially set aside approximately $90.7 million from the 2017 refinancing proceeds to cover our share of potential future leasing and capital costs at the property; as discussed in “Note 8 — Commitments and Contingencies.” On February 4, 2025, the Supreme Court granted summary judgment declaring the Company did not have the obligation to fund capital expenditures pursuant to the initial budget. The Company has no obligation to maintain the Reserve and the LLC agreement does not preclude the Company from distributing the Reserve to unitholders. WWP JV LLC has appealed the Supreme Court’s ruling.

As described in more detail in “Legal Proceedings” in Part 2, Item 1 and “Note 8 - Commitments and Contingencies”, we are party to a litigation that has resulted in a temporary restraining order which restricts our ability to pay our ordinary course expenses and make distributions to our unitholders and has impacted the Liquidation Plan. We have to date been unsuccessful in lifting the temporary restraining order and therefore will not be able to pay our ordinary course expenses and make distributions to our unitholders for the duration of the Appeal, at a minimum.

Current Activity

There were no property sales for the fiscal quarter ended June 30, 2025.

Liquidity and Capital Resources

As of June 30, 2025, we had cash and cash equivalents aggregating $16.7 million. Our total assets and undiscounted net assets in liquidation were $45.5 million and $40.9 million, respectively, at June 30, 2025. On February 10, 2025, the Company paid a cash liquidating distribution of $69.7 million to its unitholders.

Our principal demands for funds are to pay or fund operating expenses, capital expenditures and liquidating distributions to our unitholders. As the space previously leased by Cravath has not been re-leased, the property does not generate sufficient cash flow to satisfy debt service requirements, and the joint venture that owns Worldwide Plaza is currently restricted from making distributions of cash flow generated since the inception of the cash sweep under the terms of its indebtedness. The lender initiated a cash sweep in September 2023 and, as a result, all rent payments are being directed to the sweep account and the lender controls disbursements to cover operating expenditures, debt service, and capital improvements at Worldwide Plaza. Any excess funds are retained in a lender-controlled account to be utilized to cover future cash shortfalls at the property. The initiation of the cash sweep restricts the joint venture that owns Worldwide Plaza from making distributions of cash flow generated following the initiation of the sweep. The lease with Cravath expired on August 31, 2024 and interest on the mezzanine debt has not been paid since August 6, 2024. On September 13, 2024, ARC NYWWPJV001, LLC received a copy of a default notice to WWP Mezz, LLC, a subsidiary of WWP, as borrower under a $190.0 million mezzanine first loan, as a result of failure by the borrower to make a required interest payment of $0.8 million under the loan agreement. The borrower entered into a loan modification agreement with the senior lender through July 1, 2025, clarifying the utilization of the cash sweep reserve and other reserves held by the lender. As of July 1, 2025, the senior loan and the mezzanine loans are in payment default. The modification agreement had not been extended as of the date of this report. The cash sweep will continue until such time as specific leasing conditions have been met or an amount equal to approximately $42.3 million has been deposited into an account to fund lease commissions and tenant improvements. As described in more detail in “Legal Proceedings” in Part 2, Item 1 and “Note 8 - Commitments and Contingencies”, we are party to a litigation that has resulted in a temporary restraining order which restricts our ability to pay our ordinary course expenses and make distributions to our unitholders and which has impacted the Liquidation Plan. We have to date been unsuccessful in lifting the temporary restraining order and therefore will not be able to pay our ordinary course expenses and make distributions to our unitholders for the duration of the Appeal, at a minimum.

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

NEW YORK REIT LIQUIDATING LLC

June 30, 2025

Sales Proceeds

In connection with the Liquidation Plan, we will seek to monetize our remaining 50.1% interest in Worldwide Plaza. The amount which we would receive for it is unknown.

Other Sources of Funds

None.

Principal Use of Funds

Capital Expenditures

As of June 30, 2025, we owned a 50.1% interest in the joint venture that owns Worldwide Plaza. In connection with the leasing of the property, the joint venture entered into agreements with its tenants to provide allowances for tenant improvements. These allowances require the joint venture to fund capital expenditures up to amounts specified in the lease agreements. Our share of capital expenditures for the six months ended June 30, 2025 was funded from property cash flow.

We initially set aside approximately $90.7 million from the 2017 refinancing proceeds to cover our share of potential future leasing and capital costs at the property; as discussed in “Note 8 — Commitments and Contingencies.” On February 4, 2025, the Supreme Court granted summary judgment declaring the Company did not have the obligation to fund capital expenditures pursuant to the initial budget. The Company has no obligation to maintain the Reserve and the LLC agreement does not preclude the Company from distributing the Reserve to unitholders. WWP JV LLC has appealed the Supreme Court’s ruling.

As described in more detail in “Legal Proceedings” in Part 2, Item 1 and “Note 8 - Commitments and Contingencies”, we are party to a litigation that has resulted in a temporary restraining order which restricts our ability to pay our ordinary course expenses and make distributions to our unitholders and which has impacted the Liquidation Plan. We have to date been unsuccessful in lifting the temporary restraining order and therefore will not be able to pay our ordinary course expenses and make distributions to our unitholders for the duration of the Appeal, at a minimum.

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

Loan Obligations

We have no consolidated mortgage notes payable as of June 30, 2025.

As of June 30, 2025, we had $601.2 million of unconsolidated mortgage debt reflecting our pro rata share of Worldwide Plaza's total mortgage debt of $1.2 billion which is non-recourse to us. The Worldwide Plaza mortgage debt matures in November 2027 and requires monthly interest-only payments. Operating cash flow at the property was sufficient to cover the monthly debt service payments through August 2024. The lease with Cravath expired on August 31, 2024 and operating cash flow at the property is no longer sufficient to cover property operations and debt service payments. Interest on the Worldwide Plaza mezzanine debt has not been paid since August 6, 2024. On September 13, 2024, ARC NYWWPJV001, LLC received a copy of a default notice to WWP Mezz, LLC, a subsidiary of WWP, as borrower under a $190.0 million mezzanine first loan, as a result of failure by the borrower to make a required interest payment of $0.8 million under the loan agreement. The borrower entered into a loan modification agreement with the senior lender through July 1, 2025, clarifying the utilization of the cash sweep reserve and other reserves held by the lender. As of July 1, 2025, the senior loan and the mezzanine loans are in payment default. The modification agreement had not been extended as of the date of this report.

NEW YORK REIT LIQUIDATING LLC

June 30, 2025

Cash Flows

Our level of liquidity based upon cash and cash equivalents and restricted cash decreased by approximately $75.0 million from $91.7 million at December 31, 2024 to $16.7 million at June 30, 2025.

The holders of shares of common stock of the Predecessor approved the Liquidation Plan on January 3, 2017, and we adopted the liquidation basis of accounting effective January 1, 2017. We did not make any acquisitions in new investments during 2024 or the six months ended June 30, 2025, and, in accordance with the Liquidation Plan, no further acquisitions are expected. We distributed $69.7 million of non-operating cash and had no sources of non-operating cash for the six months ended June 30, 2025.

Contractual Obligations

We did not have any contractual debt or lease obligations as of June 30, 2025.

Comparability of Financial Data from Period to Period

Results of Operations

As a result of the expiration of the Cravath lease, we have experienced a significant decrease in occupancy and rental revenue at Worldwide Plaza.

Occupancy and Leasing

As of June 30, 2025, Worldwide Plaza was 62.8% leased, compared to 91.5% as of June 30, 2024. The lease with Cravath expired on August 31, 2024. This vacancy will have a material adverse effect on Worldwide Plaza’s operations until such time as the space has been re-leased.

On June 25, 2025, Nomura elected to exercise its termination right for the entire 16th and entire 24th floors, aggregating approximately 75 thousand square feet, effective January 1, 2027. The lease for Nomura’s remaining approximately 630 thousand square feet expires September 30, 2033 with no remaining early termination rights. The termination, delinquency or non-renewal of Nomura’s remaining tenancy would have a material effect on the Company’s operations.

Changes in Net Assets in Liquidation

Net assets in liquidation are calculated based on estimates of future cash inflows and less estimates of future cash outflows.

Net assets in liquidation decreased by $1.1 million during the three months ended June 30, 2025. The decrease was primarily due to legal fees being higher than originally estimated and a reduction in future estimated interest income to be earned on cash and cash equivalents. The decrease was offset by an increase of $0.2 million in the estimated liquidation value of the Company’s investment in Worldwide Plaza resulting from interest earned on undistributed funds held at the joint venture.

Net assets in liquidation decreased by $73.6 million during the six months ended June 30, 2025. The decrease was primarily related to $69.7 million of liquidating distributions to unitholders, as well as legal fees being higher than originally estimated. This was partially offset by an increase of $0.4 million in the estimated liquidation value of the Company’s investment in Worldwide Plaza resulting from interest earned on undistributed funds held at the joint venture.

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

Net assets in liquidation at June 30, 2025, which are presented on an undiscounted basis, include Worldwide Plaza value based on estimated cash flow projections utilizing appropriate discount and capitalization rates as well as available market information and

NEW YORK REIT LIQUIDATING LLC

June 30, 2025

assumptions regarding capital expenditures in the accompanying consolidated financial statements, assuming we dispose of our investment in the next 12 months, resulting in estimated future liquidating distributions of approximately $2.44 per Unit. This estimate of liquidating distributions includes projections of costs and expenses to be incurred during the next 12 months and costs to dispose of the Company’s remaining investment in WWP. As of June 30, 2025, our estimated value of Worldwide Plaza is less than the outstanding debt balance on the property and therefore the carrying value of our investment in the joint venture represents our share of the undistributed cash held at the joint venture. While the actual timing of sale has not yet been determined and is subject to future events and uncertainties, we utilize a one-year hold in accordance with liquidation accounting.

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

Under liquidation accounting, the investment in unconsolidated joint venture is recorded at its liquidation value, or net realizable value, comprised of an estimate of the expected sale proceeds upon disposition plus the estimated net cash flow to be received from the venture during the liquidation period. We evaluate the net realizable value of our unconsolidated joint venture at each reporting period. Any changes in net realizable value will be reflected as a change in our net assets in liquidation. The liquidation value of our remaining investment in Worldwide Plaza at June 30, 2025 is based on estimated cash flow projections utilizing appropriate discount and capitalization rates as well as available market information and assumptions regarding capital expenditures assuming we dispose of our

NEW YORK REIT LIQUIDATING LLC

June 30, 2025

investment in the next 12 months. As of June 30, 2025, our estimated value of Worldwide Plaza is less than the outstanding debt balance on the property and therefore the carrying value of our investment in the joint venture represents our share of the undistributed cash held at the joint venture. While the actual timing of sale has not yet been determined and is subject to future events and uncertainties, we utilize a one-year hold in accordance with liquidation accounting.

Recent Accounting Pronouncement

There are no new accounting pronouncements that are applicable or relevant to the Company under the liquidation basis of accounting.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2025, we had $601.2 million of unconsolidated mortgage debt reflecting our pro rata share of Worldwide Plaza’s total mortgage debt of $1.2 billion which is non-recourse to us. This debt consisted of fixed-rate secured mortgage notes payable. Changes in market interest rates have no impact on interest due on the notes, however it may impact our ability to sell or refinance the property.

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

As of June 30, 2025, an evaluation was performed under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2025.

Other Matters

There have been no changes in our internal control over financial reporting during the most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

NEW YORK REIT LIQUIDATING LLC

June 30, 2025

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

The Company’s subsidiary, ARC NYWWPJV001, LLC filed suit against WWP JV LLC on December 22, 2022. The suit is captioned ARC NYWWPJV001, LLC v. WWP JV LLC, (Sup. Ct. N.Y. County), and, on February 10, 2023, the Company was named as Counterclaim Defendant and Third-Party Defendant in such action. ARC NYWWPJV001, LLC sought declaratory relief that the LLC Agreement does not require it to fund certain disputed capital contributions that our joint venture partner contends exceed $82 million under the Third Amended and Restated Limited Liability Company Agreement of WWP Holdings, LLC (“LLC Agreement”) related to proposed capital improvements at Worldwide Plaza, because it is ARC NYWWPJV001, LLC's position that the initial budget as defined in the Membership Interest Purchase Agreement (the “Initial Budget”) expired at year end 2018 and the subject capital improvements would require a new Annual Budget (as defined in the LLC Agreement) that has received Board Approval (as defined in the LLC Agreement), which has not occurred. WWP JV LLC’s counterclaim against the Company sought declaratory relief that the Company must continue to maintain the Reserve until such time as a member of WWP Holdings, LLC issues a call notice for the Reserve under the LLC Agreement (the “Counterclaim”). WWP JV LLC’s third party claims against the Company asserted claims under various theories of tort and unjust enrichment and sought damages in excess of $90 million (the “Third Party Claims”). The Supreme Court, New York County (the “Supreme Court”) dismissed the Third Party Claims against the Company on November 14, 2023. On February 4, 2025, the Supreme Court granted summary judgment in favor of ARC NYWWPJV001, LLC and the Company (“NY Summary Judgment Order”), declaring that the Initial Budget expired on December 31, 2018 and ARC NYWWPJV001, LLC does not have an obligation to fund capital expenditures pursuant to the Initial Budget, and that ARC NYWWPJV001, LLC and the Company have no obligation to maintain the Reserve and the LLC Agreement does not preclude them from distributing the Reserve to unitholders. On February 10, 2025, the Company distributed $69.7 million to unitholders from the account holding the Reserve. On March 18, 2025, WWP JV LLC filed a motion seeking sanctions against the Company and ARC NYWWPJV001, LLC arising from the Company’s decision to distribute $69.7 million to unitholders (“Sanctions Motion”). The Company and ARC NYWWPJV001, LLC opposed the Sanctions Motion and the Supreme Court subsequently denied such motion on May 21, 2025.

WWP JV LLC appealed the NY Summary Judgment Order ("Appeal") to the Appellate Division, First Department ("Appellate Division") and submitted a series of several motions for an interim stay of such order and a preliminary injunction seeking, among other relief, an order freezing the Reserve, the first of which motions was accepted by the Appellate Division for filing on February 10, 2025. The Company and ARC NYWWPJV001, LLC opposed WWP JV LLC’s serial motions. On April 30, 2025, the Appellate Division entered an injunction freezing the Reserve on an interim basis and later extended the freeze for the duration of the Appeal. The Company and ARC NYWWPJV001, LLC subsequently filed a motion to partially lift the freeze in order to permit the Company and ARC NYWWPJV001, LLC to access what remains of the Reserve in order to fund their operating expenses.

On July 31, 2025, the Appellate Division denied the Company’s motion for relief from the injunction freezing the Reserve and for leave to appeal such issue to the New York Court of Appeals. As a result, since April 30, 2025, the Company has been and will continue to be unable to pay its ordinary course expenses, including payments to the Board, the Winthrop Advisor and the Company’s auditors and legal counsel in connection with required SEC filings and the preparation and filing of required tax returns, among other business activities. Additionally, if the Company is unsuccessful in receiving favorable declaratory judgments in the above-referenced actions or is unsuccessful in defending the claims therein, the Company may be required to contribute additional capital to the joint venture or face potential consequences under the LLC Agreement, such as dilution or loss of major decision rights. These circumstances could ultimately render the Company insolvent.

The Company and ARC NYWWPJV001, LLC maintain that the Counterclaim and the Third Party Claims, as well as WWP JV LLC’s serial motions, are without merit and continue to vigorously dispute these claims. They may also consider further appeals for relief from the injunction freezing the Reserve. However, the Company cannot predict the outcome of these matters and, accordingly, cannot estimate the range of any reasonably possible loss.

NEW YORK REIT LIQUIDATING LLC

June 30, 2025

Except as set forth above and described in “Note 8 — Commitments and Contingencies” of our notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q, as of the end of the period covered by this Quarterly Report on Form 10-Q, we are not a party to, and none of our properties are subject to, any material pending legal proceedings.

Item 1A. Risk Factors.

Except as set forth below, there have been no material changes to the risk factors previously disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024.

We have to date been unsuccessful in lifting the temporary restraining order that has frozen our cash reserves.

As described in more detail in "Legal Proceedings" in Part 2, Item 1 and "Note 8 – Commitments and Contingencies", we are party to a litigation that has resulted in a temporary restraining order which restricts our ability to pay our ordinary course expenses and make distributions to our unitholders and which has impacted the Liquidation Plan. We have to date been unsuccessful in lifting the temporary restraining order and therefore will not be able to pay our ordinary course expenses and make distributions to our unitholders for the duration of the Appeal, at a minimum.

We have filed an action for declaratory judgment in Delaware Court of Chancery seeking a declaration regarding the Company’s right to distribute the $90.7 million cash reserve and our subsidiary has filed an action for declaratory judgment in the New York Supreme Court seeking declaratory relief that it need not fund certain disputed capital contributions which our joint venture partner contends exceed $82.0 million. Our joint venture partner has opposed our right to do so.

We initially set aside approximately $90.7 million from the 2017 refinancing proceeds to cover our share of potential future leasing and capital costs at the property; as discussed in “Note 8 – Commitments and Contingencies”, we believe that any obligation to reserve this amount has lapsed and we are seeking a declaratory judgment in the Delaware Court of Chancery that the Company is not bound by the LLC Agreement and that we are under no obligation to maintain the reserved funds. On May 11, 2023, the Delaware Court of Chancery issued a stay of the case, pending resolution of the New York litigation filed by the Company’s subsidiary, ARC NYWWPJV001, LLC as described below.

Our subsidiary, ARC NYWWPJV001, LLC, has sought declaratory relief that it need not fund certain disputed capital contributions which our joint venture partner contends exceed $82 million under the LLC Agreement related to proposed capital improvements at Worldwide Plaza. WWP JV LLC’s counterclaim against the Company seeks declaratory relief that the Company must continue to maintain the Reserve until such time as a member of WWP issues a call notice for such reserved funds under the LLC Agreement.

On February 4, 2025, the Supreme Court granted summary judgment declaring the Company does not have the obligation to fund capital expenditures pursuant to the initial budget as defined in the Initial Budget, the Company has no obligation to maintain the Reserve and the LLC Agreement does not preclude the Company from distributing the Reserve to unitholders. On February 10, 2025, the Company paid a cash liquidating distribution of $69.7 million, or $4.15 per Unit to our Unitholders.

WWP JV LLC has appealed the Supreme Court's ruling. The Supreme Court and the Appellate Division each entered temporary restraining orders freezing the Reserve pending determination of WWP JV LLC's motions requesting that such freeze be extended for the duration of the Appeal. The Company and ARC NYWWPJV001, LLC have opposed WWP JV LLC's motion to extend the freeze, contending there are no grounds to extend the freeze at all and, even if there were such grounds, the freeze should be partially lifted in order to permit the Company and ARC NYWWPJV001, LLC to access what remains of the Reserve in order to fund their operating expenses. On July 31, 2025, the Appellate Division denied the Company’s motion for relief from the temporary restraining order and for leave to appeal such issue to the New York Court of Appeals.

We depend on our joint venture for cash flow and are structurally subordinated in right of payment to the obligations of our joint venture.

At December 31, 2024, our only significant assets were our interest in the joint venture that owns Worldwide Plaza and our $90.7 million cash reserve. On February 10, 2025, the Company paid a cash liquidating distribution of $69.7 million, or $4.15 per Unit to our Unitholders. As described in more detail in "Legal Proceedings" in Part 2, Item 1 and "Note 8 – Commitments and Contingencies", we are party to a litigation that has resulted in a temporary restraining order which restricts our ability to pay any of our expenses as they are incurred or to make distributions to our unitholders and which has impacted the Liquidation Plan. We were unsuccessful in lifting

NEW YORK REIT LIQUIDATING LLC

June 30, 2025

the temporary restraining order and therefore will not be able to make liquidating distributions to our unitholders for the duration of the Appeal, at a minimum. Historically we have relied on distributions from our joint venture of their net earnings and cash flows.

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

The net proceeds of the Liquidation Plan have been and will be distributed to unitholders over time in one or more liquidating distributions. The actual amount that we will distribute to you in the liquidation will depend upon the outcome of and costs we incur in connection with the litigation described in "Legal Proceedings" in Part 2, Item 1 and "Note 8 – Commitments and Contingencies", the actual amount of our liabilities, the actual proceeds from the sale of our remaining property, the actual fees and expenses incurred in connection with the sale of our property, the actual expenses incurred in the administration of our property prior to disposition, our actual general and administrative expenses, including fees paid to the Winthrop Advisor and its affiliates and other liabilities that may be incurred by us, our ability to minimize U.S. federal income and excise taxes throughout the period of the liquidation process and other factors. If our liabilities (including, without limitation, tax liabilities and compliance costs) are greater than we currently expect or if the monetization of our remaining asset is less than we expect, you will receive less in total liquidating distributions.

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

EXHIBIT INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 (and are numbered in accordance with Item 601 of Regulation S-K).

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

Date: August 13, 2025